Form 10-Q
period 1995-03-31
PLEXUS CORP
filed 1995-05-11
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    Form 10-Q
(Mark One)
     X          Quarterly Report Under Section 13 or 15 (d) of the
   -----                Securities Exchange Act of 1934
                      For the Quarter ended March 31, 1995

                                       OR

   -----             Transition Report Pursuant to Section
                              13 or 15(d) of the
                        Securities Exchange Act of 1934

                          ----------------------------

                         Commission File Number 0-14824

                          ----------------------------

                                  PLEXUS CORP.
               (Exact name of registrant as specified in charter)


             Wisconsin                             39-1344447
      ------------------------          --------------------------------
      (State of Incorporation)          (IRS Employer Identification No.)

        55 Jewelers Park Drive  Neenah, Wisconsin     54957-0156
        -----------------------------------------     ----------
        (Address of principal executive offices)      (ZIP Code)

                                (414) 722-3451
                        -------------------------------
                        (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No
            -------     ------

         As of May 8, 1995 there were 6,460,498 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.



                               Index to Form 10-Q

                                                                Page
                                                                ----

Part I   Financial Information

  Item 1.  Financial Statements
  ------

         Condensed Consolidated Balance Sheets....................3

         Condensed Consolidated Statements of Operations..........4

         Condensed Consolidated Statements
         of Cash Flows............................................5

         Notes to Condensed Consolidated Financial Statements.....6

   Item 2.  Management's Discussion and Analysis of
   ------
         Financial Condition and Results of Operations .........7-8


Part II

   Item 6.  Exhibits and Reports on Form 8-K......................8
   ------
Signature.........................................................9


                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                         March 31, 1995                 September 30, 1994
                                                           (unaudited)
                                                       --------------------          -------------------------
    ASSETS

Current assets:
    Cash                                                          $   1,124                          $   1,081
    Accounts receivable, net
         of allowance of $130                                        38,090                             43,699
    Inventories                                                      59,223                             60,047
    Deferred income taxes                                               743                                743
    Prepaid expenses and other                                        1,693                              3,200
                                                       --------------------          -------------------------

         Total current assets                                       100,873                            108,770
Property, plant and equipment, net                                   12,311                             12,856
Other                                                                   398                                395
                                                       --------------------          -------------------------

         Total assets                                              $113,582                           $122,021
                                                       ====================          =========================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                              $    553                            $   550
    Accounts payable                                                 28,725                             36,891
    Customer deposits                                                 4,181                              3,501
    Accrued liabilities:
         Salaries and wages                                           2,595                              2,182
         Other                                                        2,344                              2,862
                                                       --------------------          -------------------------
         Total current liabilities                                   38,398                             45,986
Long-term debt                                                       37,738                             40,691
Deferred income taxes                                                   465                                465

Stockholders' equity:
    Series A preferred stock, $.01 par value,
         $1,000 face value, 7,000 shares
         authorized and issued (aggregate
         liquidation preference of $7 million)                            0                                  0
    Preferred stock $.01 par value,
         4,993,000 shares authorized, none issued                         -                                  -
    Common Stock, $.01 par value,
         30,000,000 shares authorized,
         6,460,498 issued                                                65                                 65
Additional paid-in capital                                           13,829                             13,829
Retained earnings                                                    23,087                             20,985
                                                       --------------------          -------------------------

                                                                     36,981                             34,879
                                                       --------------------          -------------------------
    Total liabilities and
         stockholders' equity                                      $113,582                           $122,021
                                                       ====================          =========================

        See notes to consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited



                                                                                                  Six-Month Period Ended
                                                                                               March 31,         March 31,
                                                                                                 1995              1994
                                                                                             ------------------------------
Cash flows from operating activities:
  Net Income                                                                                    $ 2,365            $ 1,727

  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                                                 1,217               1,233
    Net increase in working capital
      excluding cash and debt                                                                       86              (6,496)
                                                                                             ------------------------------

                                                                                                 3,668              (3,536)
                                                                                             ------------------------------
Cash flows from investing activities:
    Additions to property, plant & equipment                                                      (672)             (3,368)
    Other, net                                                                                      (3)                 28
                                                                                             ------------------------------

                                                                                                  (675)             (3,340)
                                                                                             ------------------------------

Cash flows from financing activities:
    Issuance of common stock                                                                       -                    13
    Net increase (decrease) in outstanding debt                                                 (2,950)              7,407
                                                                                             ------------------------------

                                                                                                (2,950)              7,420
                                                                                             ------------------------------


Net increase in cash                                                                           $    43           $     544
                                                                                             ==============================





            See notes to condensed consolidated financial statements

                                 PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands, Except Share and Per Share Amounts)
                                  Unaudited

                                                     Three-Month Period Ended            Six-Month Period Ended
                                                            March 31,                           March 31,
                                                 1995                        1994    1995                      1994
                                                 --------------------------------    ------------------------------

Net sales                                        $ 69,380                $ 61,323    $ 134,721            $ 117,267
Cost of sales                                      63,442                  56,841      124,425              109,195
                                                 --------------------------------    ------------------------------

    Gross profit                                    5,938                   4,482       10,296                8,072

Selling and administrative expenses                 2,939                   1,998        5,357                3,797
                                                 --------------------------------    ------------------------------
    Operating income                                2,999                   2,484        4,939                4,275
                                                 --------------------------------    ------------------------------

Other income (expense):
  Interest expense                                   (715)                   (830)      (1,457)              (1,476)
  Other                                               126                      (4)         396                  (13)
                                                 --------------------------------    ------------------------------

                                                     (589)                   (834)      (1,061)              (1,489)
                                                 --------------------------------    ------------------------------
Income before income taxes                          2,410                   1,650        3,878                2,786
Provision for income taxes                            940                     627        1,513                1,059
                                                 --------------------------------    ------------------------------

    Net Income                                  $   1,470                 $ 1,023    $   2,365              $ 1,727
                                                =================================    ==============================

Net income per common share
    primary and fully diluted                   $     .21               $     .16    $     .33            $     .27
                                                =================================    ==============================

Common equivalent
 shares outstanding                             7,106,850               6,459,265    7,088,537            6,454,695
                                                =================================    ==============================





            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED MARCH 31, 1995

NOTE (1) - BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 1995 and the results of operations for the three-month periods and the six-month periods ended March 31, 1995 and 1994 and the cash flows for the same six-month periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual report.

     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals.

NOTE (2) - INVENTORIES

         The major classes of inventories (rounded to thousands) are as follows:

                                                         March 31,                       September 30,
                                                           1995                              1994
                                                         --------                          --------

                     Assembly Parts                      $ 35,520                          $ 38,156
                     Work-in-Process                       23,465                            21,616
                     Finished Goods                           238                               275
                                                         --------                          --------
                                                         $ 59,223                          $ 60,047
                                                         ========                          ========

NOTE (3)

     The computations of primary and fully diluted net income per common share for fiscal year 1995 are based upon the weighted average number of common shares contingently issuable relating to the convertible preferred stock using the if-converted method, and including additional dilution from stock options. In the second quarter and first six months of fiscal year 1994, stock options did not impact net income per share as they were either insignificant or antidilutive, thus the computations were based solely upon the weighted average number of common shares outstanding during the period.

                                  PLEXUS CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second fiscal quarter ended March 31, 1995 increased $8,057,000 or 13.1% to $69,380,000 from $61,323,000 for the second fiscal quarter ended March 31, 1994. Net sales for the six-month period ended March 31, 1995 increased $17,454,000 or 14.9% to $134,721,000 from $117,267,000 for the same six-month period ended March 31, 1994. This increase reflects additional volume from both new and existing customers which was made possible due to the additional capacity provided by the Company's Advanced Manufacturing Facility. Management is optimistic that this growth will continue throughout fiscal year 1995.

Cost of goods sold for the second fiscal quarter ended March 31, 1995 increased $6,601,000 or 11.6% to $63,442,000 from $56,841,000. Cost of goods sold for the six-month period ended March 31, 1995 increased $15,230,000 or 13.9% to $124,425,000 from $109,195,000 for the same six-month period ended March 31, 1994. These increases were primarly related to labor and other variable costs, and are due to the increased sales volume both in the second quarter and first six months of fiscal year 1995.

Gross profit for the second fiscal quarter ended March 31, 1995 increased $1,456,000 or 32.5% to $5,938,000 from $4,482,000 for the second fiscal quarter ended March 31, 1994. Gross profit for the six-month period ended March 31, 1995 increased $2,224,000 or 27.6% to $10,296,000 from $8,072,000 for the same six-month period ended March 31, 1994. These increases and the improved gross profit margins as a percentage of net sales are due to the increased sales volume, as the additional capacity and fixed manufacturing costs are better utilized and absorbed.

Selling and administrative expenses for the second fiscal quarter ended March 31, 1995 were $2,939,000 compared to $1,998,000 for the second fiscal quarter ended March 31, 1994, an increase of $941,000. For the six-month period ended March 31, 1995, selling and administrative expenses increased $1,560,000 to $5,357,000 from $3,797,000 for the same six-month period ended March 31, 1994. These increases are primarly due to the hiring of additional 38 administrative personnel during the second fiscal quarter of 1995, and bad debt expense of $117,000.

Interest expense for the second fiscal quarter ended March 31, 1995 decreased $115,000 to $715,000 from $830,000 for the same period one year ago. This decrease is due to decreased borrowings required to support working capital. For the six-month period ended March 31, 1995 interest expense is down only slightly despite the positive effect of the second fiscal quarter because of the higher average daily borrowings required on the Company's line of credit incurred during the first fiscal quarter, and the increasing interest rate environment.

Other income increased $130,000 during the second quarter and $409,000 for the first six months of fiscal year 1995. These numbers are net after a write off to expense during the second fiscal quarter of a $73,000 investment related to Smarthouse. Management does not expect any additional write off of investments.

Income taxes increased both for the second fiscal quarter and the six-month period ended March 31, 1995 due to increased pre-tax profit.

LIQUIDITY AND CAPITAL RESOURCES

The total debt to equity ratio at March 31, 1995 was 2.07 to 1 compared to 2.50 to 1 at September 30, 1994. This reduction was primarily due to decreased borrowings under the Company's Revolving Credit Facility and earnings retained in the Company for the first half of the fiscal year.

Working capital decreased $309,000 from $62.8 million at September 30, 1994. Both the Accounts receivable decrease of $5.6 million to $38.1 million and Accounts payable decrease of $8.2 million are due to timing. Inventories decreased $.8 million.

As shown in the Company's statements of cash flows, cash increased by $43,000 for the first six months of fiscal year 1995. The net increases reflects $3.7 million in net cash provided by operating activities, offset by $2.9 million used in financing activities primarily reduction in debt and $.7 million used in investing activities primarily acquisiton of equipment. The net cash used in financing activities resulted from a reduction of debt.

The Company believes that its credit facilities, leasing capabilities and projected cash flow from operations will be sufficient to meet its foreseeable short-term and long-term capital and liquidity needs. Management anticipates increasing its revolving credit facility during the fourth quarter of fiscal year 1995.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Shareholders on February 15, 1995, management's nominees named below were elected as directors, by the indicated votes cast for and withheld with respect to each nominee. Of the 6,198,616 shares of Common Stock which were represented at the meeting, at least 6,118,286 shares (99%) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.

                       Name of Nominee        For                       Withheld
                       ---------------        ---                       --------

                       Robert A. Cooper       6,122,575                 76,041
                       Rudolph T. Hoppe       6,118,286                 80,330
                       Harold R. Miller       6,123,725                 74,891
                       John L. Nussbaum       6,124,525                 74,091
                       Gerald A. Pitner       6,124,486                 74,130
                       Thomas J. Prosser      6,120,575                 78,041
                       Peter Strandwitz       6,124,125                 74,491

Item 6.  Exhibits and Reports on Form 8-K

     (a)              Exhibits

                      Exhibit 11 - Statement Regarding Computation of Per Share Earnings

     (b)              Reports on Form 8-K

                      --None--

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5/8/95                                            /s/ Peter Strandwitz
- - ------                                        -------------------------------
 Date                                                 Peter Strandwitz
                                                      Chairman and CEO

5/8/95                                            /s/ Thomas N. Turriff
- - ------                                        -------------------------------
 Date                                                 Thomas N. Turriff
                                                      Vice President - Finance