Form 10-Q
period 1995-06-30
PLEXUS CORP
filed 1995-08-10
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    Form 10-Q
(Mark One)
  X              Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                      For the Quarter ended June 30, 1995

                                       OR

_____   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          ----------------------------

                         Commission File Number 0-14824

                          ----------------------------

                                  PLEXUS CORP.
               (Exact name of registrant as specified in charter)


              Wisconsin                                39-1344447
     (State of Incorporation)              (IRS Employer Identification No.)

     55 Jewelers Park Drive  Neenah, Wisconsin        54957-0156
     (Address of principal executive offices)         (ZIP Code)

                                (414) 722-3451
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X     No____

     As of August 8, 1995 there were 6,467,776 shares of Common Stock of the Company outstanding.

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



Part II

   Item 6.  Exhibits and Reports on Form 8-K..................9
   ------



Signature.....................................................9


                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                      June 30, 1995     September 30, 1994
                                                       (unaudited)
                                                    -----------------   ------------------
    ASSETS

Current assets:
    Cash                                               $   1,106          $   1,081
    Accounts receivable, net
         of allowance of $130                             42,792             43,699
    Inventories                                           60,706             60,047
    Deferred income taxes                                    743                743
    Prepaid expenses and other                             1,095              3,200
                                                       ---------          ---------
         Total current assets                            106,442            108,770
Property, plant and equipment, net                        12,167             12,856
Other                                                        364                395
                                                       ---------          ---------
         Total assets                                  $ 118,973          $ 122,021
                                                       =========          =========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                  $     553          $     550
    Accounts payable                                      31,009             36,891
    Customer deposits                                      5,084              3,501
    Accrued liabilities:
         Salaries and wages                                3,126              2,182
         Other                                             2,301              2,862
                                                       ---------          ---------
         Total current liabilities                        42,073             45,986
Long-term debt                                            37,911             40,691
Deferred income taxes                                        465                465

Stockholders' equity:
    Series A preferred stock, $.01 par value,
         $1,000 face value, 7,000 shares
         authorized and issued (aggregate
         liquidation preference of $7 million)                 0                  0
    Preferred stock $.01 par value,
         4,993,000 shares authorized, none issued              -                  -
    Common Stock, $.01 par value,
         30,000,000 shares authorized,
         6,460,498 issued                                     65                 65
Additional paid-in capital                                13,829             13,829
Retained earnings                                         24,630             20,985
                                                       ---------          ---------
                                                          38,524             34,879
                                                       ---------          ---------
    Total liabilities and
         stockholders' equity                          $ 118,973          $ 122,021
                                                       =========          =========



           See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)
                                   Unaudited



                                                   Three-Month Period Ended             Nine-Month Period Ended
                                                             June 30,                          June 30,
                                                 1995                        1994    1995                      1994
                                                 --------------------------------    ------------------------------
Net sales                                        $   72,354            $   55,004    $  207,075          $  172,271
Cost of sales                                        66,079                51,360       190,504             160,555
                                                 --------------------------------    ------------------------------

    Gross profit                                      6,275                 3,644        16,571              11,716

Selling and administrative expenses                   2,692                 2,249         8,049               6,046
                                                 --------------------------------    ------------------------------
    Operating income                                  3,583                 1,395         8,522               5,670
                                                 --------------------------------    ------------------------------

Other income (expense):
  Interest expense                                     (723)                 (932)       (2,180)             (2,408)
  Other                                                 128                    27           524                  14
                                                 --------------------------------    ------------------------------

                                                       (595)                 (905)       (1,656)             (2,394)
                                                 --------------------------------    ------------------------------
Income before income taxes                            2,988                   490         6,866               3,276
Provision for income taxes                            1,165                   186         2,678               1,245
                                                 --------------------------------    ------------------------------

    Net Income                                   $    1,823            $      304    $    4,188          $    2,031
                                                 ================================    ==============================

Net income per common share
    primary and fully diluted                    $      .26            $      .05    $      .59          $      .31
                                                 ================================    ==============================

Common equivalent
 shares outstanding                               7,125,298             6,460,498     7,100,791           6,456,636
                                                 ================================    ==============================





            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited



                                                                                       Nine-Month Period Ended
                                                                                      June 30,          June 30,
                                                                                       1995              1994
                                                                                   -------------------------------
Cash flows from operating activities:
  Net Income                                                                       $   4,188            $   2,031

  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                                       1,677                1,893
    Net (decrease) in working capital
      excluding cash and debt                                                         (1,843)             (10,865)
                                                                                   ------------------------------
                                                                                       4,022               (6,941)
                                                                                   ------------------------------
Cash flows from investing activities:
    Additions to property, plant & equipment                                            (988)              (3,946)
    Other, net                                                                            31                   66
                                                                                   ------------------------------

                                                                                        (957)              (3,880)
                                                                                   ------------------------------

Cash flows from financing activities:
    Issuance of common stock                                                              -                 7,021
    Net increase (decrease) in outstanding debt                                       (2,777)               3,878
    Dividend Paid-Preferred Stock                                                       (263)                   -
                                                                                   ------------------------------

                                                                                      (3,040)              10,899
                                                                                   ------------------------------

Net increase in cash                                                               $      25            $      78
                                                                                   ==============================





            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JUNE 30, 1995

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at June 30, 1995 and the results of operations for the three-month periods and the nine-month periods ended June 30, 1995 and 1994 and the cash flows for the same nine-month periods.

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

NOTE (2) - INVENTORIES

     The major classes of inventories (rounded to thousands) are as follows:

                            June 30,               September 30,
                             1995                      1994
                         ------------              -------------
     Assembly Parts         $ 34,541                  $ 38,156
     Work-in-Process          26,080                    21,616
     Finished Goods               85                       275
                            --------                  --------

                            $ 60,706                  $ 60,047
                            ========                  ========


NOTE (3) - COMMON EQUIVALENT SHARES OUTSTANDING

     The computations of primary and fully diluted net income per common share for fiscal year 1995 are based upon the weighted average number of common shares contingently issuable relating to the convertible preferred stock using the if-converted method, and including additional dilution from outstanding stock options. In the third quarter and first nine months of fiscal year 1994, stock options did not impact net income per share as they were either insignificant or antidilutive, thus the computations were based solely upon the weighted average number of common shares outstanding during the period.

                                  PLEXUS CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third fiscal quarter ended June 30, 1995 were $72,354,000 compared to $55,004,000 for the third fiscal quarter ended June 30, 1994, an increase of $17,350,000 or 31.5%. Net sales for the nine-month period ended June 30, 1995 increased $34,804,000 to $207,075,000 from $172,271,000 for the same nine month period ended June 30, 1994. These increases both during the third fiscal quarter and the nine-months ended June 30, 1995 are mainly due to sales allocable to component parts used in assemblies (part sales) as distinguished from sales allocable to services. Sales for the third fiscal quarter also were positively impacted by several of the Company's new strategic relationships, which resulted in additional projects coming on line, produced and shipped.

Cost of goods sold for the third fiscal quarter ended June 30, 1995 increased $14,719,000 or 28.7% to $66,079,000 from $51,360,000 for the third fiscal quarter ended June 30, 1994. Cost of goods sold for the nine-month period ended June 30, 1995 increased $29,949,000 or 18.7% to $190,504,000 from
$160,555,000 for the same nine-month period ended June 30, 1994. These increases are directly related to manufacturing expenses associated with the increased level of production that occurred during both the third fiscal quarter and the nine-months ended June 30, 1995, such as materials, payroll and payroll overheads.

Gross profit for the third fiscal quarter ended June 30, 1995 increased $2,631,000 or 72.2% to $6,275,000 from $3,644,000 for the third fiscal quarter ended June 30, 1995. As a percentage of net sales, gross profit for the third fiscal quarter ended June 30, 1995 was 8.7% compared to 6.6% for the same period one year ago. The increase in gross profit dollars and gross profit margin percentage is due to increased sales revenue along with increase plant utilization. The same is also true for the gross profit increase of $4,855,000 for the nine-months ended June 30, 1995 from $11,716,000 to $16,571,000.

Selling and administrative expenses for the third fiscal quarter ended June 30, 1995 were $2,692,000 compared to $2,249,000 for the third fiscal quarter ended June 30, 1994, an increase of $443,000 due to personnel related expenses and commissions; however, as a percentage of net sales, selling and administrative expenses decreased to 3.7% compared to 4.1%. For the nine-month period ended June 30, 1995, selling and administrative expenses increased $2,003,000 to $8,049,000 from $6,046,000 for the same nine-month period ended June 30, 1994. This increase is mainly due to a departmental expense reclassification of certain expense items from cost of sales to selling and administrative expenses during the latter portion of the third fiscal quarter ended June 30, 1994. It is anticipated that in the quarters ahead selling and administrative expense will continue to be in the range of 3.5% to 3.7% as a percentage of net sales.

Interest expense for the third fiscal quarter ended June 30, 1995 decreased $209,000 to $723,000 from $932,000 for the third fiscal quarter ended June 30, 1994, due to decreased borrowings required to support working capital. For the nine-month period ended June 30, 1995 interest expense decreased $228,000 to $2,180,000 from $2,408,000 because of increased interest expense incurred during the first fiscal quarter. With increasing emphasis being placed on reducing inventory and increasing inventory turns it is anticipated that interest expense will continue to decrease, especially if the interest rate environment continues to be favorable.

Other income increased $101,000 during the third fiscal quarter ended June 30, 1995 and $510,000 for the first nine months of fiscal 1995 because of increased billings to customers for carrying charges on inventories that were unused because of program delays.

Income taxes increased both for the third fiscal quarter and the nine-month period ended June 30, 1995 due to increases on pre-tax profits.

LIQUIDITY AND CAPITAL RESOURCES

The total debt to equity ratio at June 30, 1995 was 2.09 to 1 compared to 2.50 to 1 at September 30, 1994. This reduction was primarily due to decreased borrowings under the Company's Revolving Credit Facility and earnings retained in the Company for the first nine months of the fiscal year.

Working capital increased $1,585,000 from $62.8 million at September 30, 1994. Both the Accounts receivable decrease of $1.0 million to $42.7 million and Accounts payable decrease of $5.9 million are due to timing. Inventories increased $.7 million. The Company has placed major emphasis on reducing inventories and increasing inventory turns by instituting several new internal programs during the latter part of the third fiscal quarter. It is increasing the use of EDI (electronic data interchange) in order to improve the material replenishment process and prevent the building of buffer stock, aggressive OTD (on-time delivery) initiative has been implemented with suppliers to prevent early/late delivery of components, the development of increased system reporting to better utilize "total" company inventory and requirements of all its business units, development of improved terms and conditions with suppliers in regards to returning inventory when requirements have been reduced, and customers are increasingly requested to prepay or cover carrying charges of buffer stock for allocated (tight supply) components. Customer deposits increased $1.6 million due to customers delaying programs.

As shown in the Company's statements of cash flows, cash increased by $25,000 for the first nine months of fiscal year 1995. The net increase reflects $4.0 million in net cash provided by operating activities, offset by $3.0 million used in financing activities, $1.0 million used in investing activities (primarily acquisition of equipment). The net cash used in financing activities resulted from a reduction of debt and the payment of dividends on preferred stock.

On July 28, 1995 the Company increased its Revolving Credit Facility from $40,000,000 to $55,000,000. Of the proceeds from this increase $3,500,000 was used to retire term debt at a higher interest rate than that charged under the Revolving Credit Facility. The remainder of the increase will be used for working capital. The Revolving Credit Facility expires July 31, 1998.

The Company believes that its credit facilities, leasing capabilities and projected cash flow from operations will be sufficient to meet its foreseeable short-term and long-term capital and liquidity needs.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               Exhibit 4 - Amendment No. 11 to the Revolving Credit Agreement

               Exhibit 11 - Statement Regarding Computation of Per Share
               Earnings

       (b)     Reports on Form 8-K

               --None--


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 8/9/95                 /s/ Peter Strandwitz
 ------                 --------------------
  Date                   Peter Strandwitz
                          Chairman and CEO


 8/9/95                /s/ Thomas N. Turriff
 ------                ---------------------------
  Date                    Thomas N. Turriff
                          Vice President - Finance