Form 10-K405
period 1995-09-30
PLEXUS CORP
filed 1995-12-27
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
    X                 ANNUAL REPORT PURSUANT TO SECTION
  -----                           13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

  -----               TRANSITION REPORT PURSUANT TO SECTION
                              13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14824

                                  PLEXUS CORP.
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                           39-1344447
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

55 JEWELERS PARK DRIVE, NEENAH, WISCONSIN                     54957-0156
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (414) 722-3451

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                               ------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 12, 1995, 6,493,897 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $16.375 closing sale price on the last trading date prior thereto, as reported on the NASDAQ National Market System) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $92.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                    PART OF FORM 10-K
                                                                  INTO WHICH PORTIONS OF
                 DOCUMENT                                       DOCUMENT ARE INCORPORATED
                 --------                                       -------------------------
         Annual Report to Shareholders for
         the fiscal year ended September 30, 1995                        Part II

         Proxy Statement for 1996 Annual
         Meeting of Shareholders                                         Part III


                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT

     Plexus Corp., through its subsidiaries (together "Plexus" or the "Company"), provides services relating to the design of electronic products and assemblies; manufacture, programming and testing of such assemblies; and the design and manufacture of related test equipment. The Company's design and production services are provided to customers under various arrangements.
Other than test equipment products, the Company does not design or manufacture its own proprietary products.

     The Company's designed and manufactured products include printed circuit boards, power supplies, telecommunications terminals, microprocessor-based equipment, test equipment, electronic meters and intelligent burn-in chambers. These products are used in a wide variety of manufactured goods, including computers, telecommunications equipment, production and industrial control equipment, medical equipment, word processing equipment and automobiles.

     Plexus is a Wisconsin corporation incorporated in 1979. Its principle subsidiaries are Electronic Assembly Corporation and Technology Group, Inc. The Company also owns a minority equity interest in certain other companies. The Company's principal office is located at 55 Jewelers Park Drive, Neenah, Wisconsin 54957-0156, and its telephone number is (414) 722-3451.

ELECTRONIC PRODUCTS

     GENERAL BACKGROUND. The Company's services involve the design of electronic products and systems, the arrangement of electronic components thereon, and the assembly and testing of such products including the incorporation of the electronic assemblies into the final product housing. The products designed and assembled by the Company consist primarily of electronic components assembled on printed circuit boards and programmed to perform specific functions. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers, and switches. Printed circuit boards are the basic element in the manufacture of most electronic products and act as the interconnection platforms for various integrated circuits and electronic components. In addition to the Company's ability to design and manufacture complete electronic products, the Company also has the capacity of designing and assembling printed circuitry products and products utilizing circuit boards with multiple layers of circuitry.

     The various types of electronic product services offered by the Company are discussed below. A customer of the Company may utilize any or all of these services. The Company charges for these services under a variety of pricing methods that vary accordingly to the customer or type of service involved.

     PRODUCT DESIGN. The Company, primarily through its Technology Group, Inc. subsidiary, provides product design and engineering services. These services include software development, circuit design, printed circuit board layout, and product housing design. The Company's design services provide customers with a product which is capable of performing an intended function and which can be manufactured in an efficient and economical manner.

     The Company's technologies involve the design of electronic systems, including printed circuit boards and the arrangement of electronic components thereon, and the development and/or programming of the application software necessary to control the functions of those components. The Company's personnel design printed circuit boards using computer assisted design equipment and software. This equipment permits the design of complex multi-layered printed circuit boards which not only have wiring on the top and bottom surfaces but also incorporate multiple inside layers of circuitry.

     The Company's design service may include initial feasibility studies, product concept definition, development or specifications for product feature and functions, product engineering specifications, microprocessor design, design of circuit and custom or semi-custom computer chips, software development, drafting, prototype production and testing, and development of test specifications and procedures.

     PRODUCT MANUFACTURE. The Company, primarily through its Electronic Assembly Corporation subsidiary, manufactures electronic products and assemblies for use in a wide variety of industries and applications.

     The Company's assembly processes involve the fabrication of products from components manufactured to specification by others. Electronic components such as memory chips, microprocessing units, integrated circuits, resistors, capacitors, transformers, switches, wire and related items are purchased as stock items from a variety of manufacturers and distributors. The Company is not dependent upon any single supplier for such material. The Company's printed circuit boards and certain other components are manufactured for it to its customers' specifications. The Company believes these products would be available from a variety of sources and that the loss of any single source of supply would not materially affect the Company's business. However, the Company did experience some shortages of memory and logic devices during fiscal 1994, which were a result of market-wide shortages of these devices. The Company believes that these shortages are not continuing.

     The Company's manufacturing operations include product assembly, testing, and assembly into the final product housing. While the Company has automated various aspects of many processes, the assembly of components into electronic products remains a labor-intensive process generally requiring a high degree of precision and dexterity in the assembly stage and multiple quality control checks prior to shipment. The Company utilizes specially designed equipment and techniques to maintain its ability to assemble efficiently a wide variety of electronic products.

     PRODUCT TESTING. The increasingly complex design and assembly techniques for production of electronic products have created a need for the Company's services in designing and assembling test equipment for electronic assemblies. Such test equipment includes functional test fixtures for testing printed circuit assemblies; in-circuit component measurement testers; and intelligent burn-in chambers, which temperature cycle products under load. The Company designs and assembles test products for testing customers' products.

     The Company believes that the design and production of test equipment is an important factor in its ability to provide products of consistent and high quality.

     SMARTHOUSE PARTNERSHIP. In fiscal 1990, SmartHouse, L.P. ("SHLP") became a customer of the Company. SHLP is a limited partnership affiliated with the National Home Builders Association which is in the process of introducing an energy and communications distribution system that enables home automation through incorporating a new type of electrical wiring and gas piping that works together with electronic components to allow electrical, gas, telephone, coaxial and communication sub-systems and home appliances to be functionally interactive. The Company entered into a research and licensing ("R&L") agreements with SHLP to develop a control center, which is the primary user interface for the SmartHouse home automation system and for other SmartHouse-related products. Nationwide, consumer and builder acceptance of the SmartHouse concept has been slower than anticipated.

     To finance certain expenditures relating to the development and design of the Smart House-related products and to reduce its potential risk, the Company has sponsored and invested in a research and development partnership, Plexus Home Automation Limited Partnership ("PHALP"), of which a Plexus subsidiary is general partner. As part of PHALP's formation in 1992, Plexus transferred rights and obligations under its R&L agreements with SHLP to PHALP, and PHALP purchased the rights to prior related research from Plexus. In fiscal 1995, the Company made no additional investments in, and performed no services for, the Partnership.

OTHER BUSINESSES

     The Company also holds minority interests in certain other companies, generally in related industries; the investments in these interests aggregated $150,000 at September 30, 1995. These investments are not material to the overall success of the Company.

CUSTOMERS AND MARKETING

     The Company performs services for a wide variety of customers ranging from large multi-national companies to smaller companies. Because of the variety of services it offers, its flexibility in design and manufacturing, and its ability to timely respond to customer needs, the Company believes it is well positioned to offer its services to customers in its market segments. For many customers, the Company functions as both a design and production arm, thus permitting customers to concentrate on concept development and marketing and to avoid the expense of development of manufacturing capacity. This method provides an economical and efficient alternative to in-house production.

     The Company markets its services primarily through its own employees. It also employs several sales representative agencies covering selected customer accounts. The representatives are paid commissions based upon sales.

     During fiscal 1995, the Company's services were sold to approximately 122 customers. The customers include 5 subsidiaries or divisions of International Business Machines Corporation ("IBM") and 4 subsidiaries or divisions of General Electric Company ("GE"), all of which the Company considers separate customers. Other than IBM and GE, no customer accounted for as much as 10% of the Company's fiscal 1995 sales. Although sales to the various IBM and GE subsidiaries, divisions and locations represented approximately 26% and 17%, respectively, of the Company's total sales in fiscal 1995 (compared to 39% and 16%, respectively, in fiscal 1994), orders were received from the various independent IBM and GE production facilities, each of which contracts independently of the others. In fiscal 1995, sales to IBM were reduced due to the termination of Company services relating to particular IBM product lines, although the Company remains an IBM supplier for several other product lines. The Company believes that its sales to different IBM and GE locations are not dependent on sales to other locations. While the complete loss of either IBM or GE as a customer would have a significant negative impact on the Company, the Company does not believe the loss of all IBM or GE divisions to be a likely possibility.

     The Company expects that its historic dependency on IBM and GE will be further reduced in fiscal 1996 as a percentage of total sales. However, the Company expects revenue growth in fiscal 1996 from both IBM and GE, as well as from expanded programs for other existing customers and programs from new customers.

     Substantially all of Plexus' business is done on a project by project basis for its customers. Although Plexus has several projects and customers for which it provides services on a continuing basis, the timing and nature of particular customer projects can vary significantly from period to period. Substantial changes in the nature or timing of these projects affect the Company's sales and profitability from period to period.

COMPETITION

     The market for electronic products and services provided by the Company is highly competitive, primarily on the basis of engineering, testing and production capability, and the capacity for prompt delivery, quality and price.

     The capability to design in a timely manner and the capacity to produce quality items and to assure prompt delivery are particularly important in the electronics industry. The average product designed and assembled by the Company has a technologically useful life of only 18 months to three years. Through its design and production services, the Company serves as an extension or replacement for its customers' engineering, testing and manufacturing operations.

     Competitors in the electronics design and assembly field are numerous and range in size from several very large multi-national companies with substantially greater resources than the Company to many smaller companies competing only in specific aspects of the Company's business. The Company also "competes" against companies which determine to manufacture items in-house rather than contract with a third-party manufacturer. The Company estimates that it controls approximately two percent of the domestic market in the outsourced electronics manufacturing services industry.

EMPLOYEES

     As of December 1, 1995, the Company employed full time approximately 2,350 persons. These employees included approximately 254 professional and engineering employees and approximately 1,596 employees who work in assembly. The Company has never experienced a work stoppage due to a labor dispute, considers its relations with employees to be very good, and is not a party to any labor contract. To date, the Company has not had any difficulty fulfilling its employment needs.

PATENTS AND TRADEMARKS

     The Company does not own any material patents or copyrights. The Company owns the servicemark "Plexus". Also, the Company has a non- exclusive license in system technology for SmartHouse, L.P. (see "SmartHouse Partnership" above).

ENGINEERING, TESTING AND DEVELOPMENT

     The Company believes that its engineering, testing and development capabilities are significant factors in the success of its business. The Company maintains a design team of 118 employees, including 102 hardware and software design engineers and support staff, and utilizes an integrated design system in the Company's engineering services. See also "SmartHouse Partnership" above regarding the use of a research and development partnership to finance the Company's development of SmartHouse-related products.

MATERIALS AND COMPONENTS

     The Company does not generally fabricate the component parts which it uses for the products which it assembles. However, the Company uses various component parts which are manufactured by others. Important components include integrated circuits, resistors, capacitors and printed circuit boards; these components may be either custom or standard. The Company has numerous suppliers for these components and has generally not experienced difficulties obtaining the components needed for its assemblies. However, beginning in late fiscal 1993, there has been an industry-wide shortage of certain component parts (semiconductor devices) which has resulted in some delayed deliveries and higher prices to the Company (and to other companies in related industries).

ENVIRONMENTAL COMPLIANCE

     The Company believes that it is in compliance with all federal, state and local environmental laws, and does not anticipate any significant expenditures in maintaining its compliance.

ITEM 2.    PROPERTIES

     The Company owns its headquarters, the Plexus Technology Center, in Neenah, Wisconsin, which consists of approximately 45,000 square feet and includes Plexus' headquarters office. The Technology Center provides office, design and testing space for the Company.

     Three of the Company's manufacturing facilities are located at Neenah, Wisconsin, and the fourth at Richmond, Kentucky. The facilities in the original Neenah complex, which are owned by the Company and were built in the period from 1980 to 1985, contain an aggregate of approximately 80,000 square feet of assembly and office space. The two Wisconsin facilities owned by the Company (the headquarters and the original manufacturing complex) are subject to mortgages securing the Company's bank debt.

     In 1990, the Company occupied an additional assembly facility in Neenah, Wisconsin, with approximately 110,000 square feet of assembly and office space, which provides additional capacity. The Company leases this facility under a fifteen year lease.

     In January 1994, the Company occupied a new surface mount assembly facility in Neenah, Wisconsin. This facility is approximately 175,000 square feet, and is used for manufacturing purposes. The Company leases the facility under a twenty year lease.

     In 1985, the Company opened an assembly facility with approximately 45,000 square feet of assembly and office space, which it owns in Richmond, Kentucky.

     The Company also uses substantial specialized equipment in its operations. The Company leases a substantial amount of this equipment. Equipment owned by the Company is pledged to secure bank debt.

     The Company believes that its equipment and facilities are modern, well maintained and adequate for its present needs. However, continued expansion of the Company's business may require additional facility expansion in the future.

ITEM 3.    LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information regarding the present executive officers of the Company, who are elected by the Board of Directors after each annual meeting of shareholders for one-year terms or until replaced by the Board of Directors.

                                                                                                  Present
                                                                                                   Office
           Name                  Age                          Position                           Held Since
           ----                  ---                          --------                           ----------
  Peter Strandwitz                58         Chairman, Chief Executive Office, Director
                                                                                                    1979

  John L. Nussbaum                53         President, Director, acting Chief                      1995(1)
                                             Financial Officer

  Gerald A. Pitner                54         Executive Vice President, Director                     1989

  Charles C. Williams             59         Vice President                                         1989

  Joseph D. Kaufman               38         Vice President, Secretary and General
                                                                                                    1990
                                             Counsel

  William F. Denney               62         Vice President, Treasurer and Controller               1995(2)



(1) Mr. Nussbaum has served as President and a director of the Company since 1980. Mr. Nussbaum became acting Chief Financial Officer in 1995.

(2) Mr. Denney has served as the Vice President and Controller of the Company since 1990, and became Treasurer in 1995.

                                  *    *    *

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

     Information in response to this item is incorporated herein by reference from "Information on Common Stock" on page 20 of the Company's Annual Report to Shareholders for the Fiscal Year ended September 30, 1995 ("1995 Annual Report").

ITEM 6.    SELECTED FINANCIAL DATA.

     Incorporated by reference from "Financial Highlights" on page 1 of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from "Management Discussion and Analysis" on pages 9 through 10 of the 1995 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See following "List of Financial Statements and Financial Statement Schedules", and accompanying reports, statements and schedules, which follow beginning on page F.1, all of whcih are incorporated by reference herein.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders ("1996 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management-- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

     Incorporated herein by reference to the paragraph under "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 1996 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to "Executive Compensation--Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed:

     1. and 2.  Financial Statements and Financial Statement Schedules.  See
                following List of Financial Statements and Financial Statement Schedules, on page F-1, which is incorporated herein by reference.


             3. Exhibits.  See Exhibit Index included as the last pages of this report, which index is incorporated herein by reference.

(b)  Reports on Form 8-K.

     No reports on Form 8-K filed by the Company during the last quarter of fiscal 1995.

                               PLEXUS CORP. 10-K
                               SEPTEMBER 30, 1995


                                    CONTENTS


                                                                       Pages
                                                                       -----

Report of Independent Accountants                                       F-2

Consolidated Balance Sheets as of September 30, 1995 and 1994           F-3

Consolidated Statements of Operations for the three years ended
September 30, 1995, 1994 and 1993                                       F-4

Consolidated Statements of Stockholders' Equity for the three years
ended September 30, 1995, 1994 and 1993                                 F-5

Consolidated Statements of Cash Flows for the three years ended
September 30, 1995, 1994 and 1993                                       F-6

Notes to Consolidated Financial Statements                           F7 - F15

Financial Statement Schedules:
        Report of Independent Accounts                                  F-16
        Schedule II - Valuation and Qualifying Accounts                 F-17

Report of Independent Accountants



To the Shareholders and

  Board of Directors

Plexus Corp.:

We have audited the accompanying consolidated balance sheets of Plexus Corp. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plexus Corp. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


Coopers & Lybrand, LLP


Milwaukee, Wisconsin

November 17, 1995

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 1995 and 1994
(in thousands, except share and per share amounts)



                                                                                     1995              1994
                                                                                ------------      ------------
                              ASSETS
Current assets:
        Cash                                                                    $     3,569       $     1,081

        Accounts receivable, net of allowance of $145 and $130 in 1995
            and 1994, respectively                                                   47,560            43,699
        Inventories                                                                  48,966            60,047
        Deferred income taxes                                                           904               743
        Prepaid expenses and other                                                    1,930             3,200
                                                                                ------------      ------------
                 Total current assets                                               102,929           108,770
        Property, plant and equipment, net                                           11,829            12,856
        Other                                                                           330               395
                                                                                ------------      ------------
                    Total assets                                                $   115,088       $   122,021
                                                                                ============      ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                       $       107       $       550
        Accounts payable                                                             23,279            36,891
        Customer deposits                                                             3,530             3,501
        Accrued liabilities:
          Salaries and wages                                                          2,618             2,182
          Other                                                                       2,093             2,862
                                                                                ------------      ------------
                 Total current liabilities                                           31,627            45,986

Long-term debt                                                                       41,734            40,691
Deferred income taxes                                                                   718               465

Stockholders' equity:
  Series A preferred stock, $.01 par value, $1,000 face value,
      7,000 shares authorized, issued and outstanding                                -                 -
  Preferred stock, $.01 par value, 4,993,000 shares authorized,
      none issued or outstanding                                                     -                 -
  Common stock, $.01 par value, 30,000,000 shares authorized,
     6,491,345  and 6,460,498 issued and outstanding, respectively                       65                65
  Additional paid-in capital                                                         14,160            13,829
  Retained earnings                                                                  26,784            20,985
                                                                                ------------      ------------
                                                                                     41,009            34,879
                                                                                ------------      ------------
           Total liabilities and stockholders' equity                           $   115,088       $   122,021
                                                                                ============      ============





The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 1995, 1994, and 1993
(in thousands, except per share amounts)





                                                        1995                    1994                    1993
                                                 ---------------       -----------------        ----------------
Net sales                                        $      283,134         $       242,483         $       159,597
Cost of sales                                           259,438                 226,313                 146,523
                                                 ---------------        ----------------        ----------------
         Gross profit                                    23,696                  16,170                  13,074

Selling and administrative expenses                      11,261                   8,244                   6,764
                                                 ---------------        ----------------        ----------------
         Operating income                                12,435                   7,926                   6,310
                                                 ---------------        ----------------        ----------------

Other income (expense):
  Interest expense                                       (2,470)                 (3,152)                 (1,608)
  Miscellaneous                                             317                     156                    (572)
                                                 ---------------        ----------------        ----------------
                                                         (2,153)                 (2,996)                 (2,180)
                                                 ---------------        ----------------        ----------------
                                                         10,282                   4,930                   4,130

Income taxes                                              3,939                   1,873                   1,560
                                                 ---------------        ----------------        ----------------
        Net income                               $        6,343         $         3,057         $         2,570
                                                 ===============        ================        ================


        Net income per common and common
             equivalent share

          Primary                                $         0.89         $          0.46         $          0.40
                                                 ===============        ================        ================
          Fully diluted                          $         0.88         $          0.46         $          0.40
                                                 ===============        ================        ================





The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1995, 1994 and 1993
(in thousands, except share amounts)






                                                  Preferred Stock                 Common Stock
                                             -------------------------     -------------------------
                                                Shares       Amount           Shares       Amount
                                             ------------ ------------     ------------ ------------

Balances, September 30, 1992                       -      $     -            6,448,173  $     64

Exercise of stock options                          -            -                -          -

Net income                                         -            -                -          -
                                             ------------ ------------     ------------ ------------
Balances, September 30, 1993                       -            -            6,448,173        64

Exercise of stock options                          -            -               12,325         1

Issuance of Series A Preferred Stock              7,000         -                -          -

Net income                                         -            -                -          -
                                             ------------ ------------     ------------ ------------
Balances, September 30, 1994                      7,000         -            6,460,498        65

Exercise of stock options                          -            -               30,847      -

Net income                                         -            -                -          -

Preferred dividends ($77.69 per share)             -            -                -          -
                                             ------------ ------------     ------------ ------------
Balances, September 30, 1995                      7,000   $     -            6,491,345  $     65
                                             ============ ============     ============ ============

                                             Additional                                 Total
                                              Paid-In              Retained           Stockholders'
                                              Capital              Earnings             Equity
                                             ----------            --------           ------------


Balances, September 30, 1992                 $       7,708         $  15,358          $       23,130

Exercise of stock options                             (899)             -                       (899)

Net income                                           -                 2,570                   2,570
                                             --------------        ----------         ---------------
Balances, September 30, 1993                         6,809            17,928                  24,801

Exercise of stock options                               20             -                          21

Issuance of Series A Preferred Stock                 7,000             -                       7,000

Net income                                           -                 3,057                   3,057
                                             --------------        ----------         ---------------
Balances, September 30, 1994                        13,829            20,985                  34,879

Exercise of stock options                              331             -                         331

Net income                                           -                 6,343                   6,343

Preferred dividends ($77.69 per share)               -                  (544)                   (544)
                                             --------------        ----------         ---------------
Balances, September 30, 1995                 $      14,160         $  26,784          $       41,009
                                             ==============        ==========         ===============





The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1995, 1994 and 1993
(in thousands)





                                                                       1995             1994            1993
                                                                 --------------    --------------  --------------
Cash flows from operating activities:
        Net income                                               $       6,343     $       3,057   $       2,570
        Adjustments to reconcile net income to net cash flows
            from operating activities:
          Depreciation and amortization                                  3,237             3,103           2,555
          Deferred income taxes                                             92              (156)           (164)
          Changes in assets and liabilities:
            Accounts receivable, net                                    (3,861)          (22,367)         (3,164)
            Inventories                                                 11,081           (10,599)        (19,854)
            Prepaid expenses and other                                   1,270              (690)         (1,453)
            Accounts payable                                           (13,612)           12,869          10,251
            Customer deposits                                               29             2,627             (94)
            Accrued liabilities                                           (333)              860            (332)
            Other                                                          (58)              125             137
                                                                 --------------    --------------  --------------
Net cash flows provided by (used in) operating activities                4,188           (11,171)         (9,548)
                                                                 --------------    --------------  --------------
Cash flows from investing activities:
  Proceeds on sale of property, plant and equipment                         19             9,104           -
  Payments for property, plant and equipment                            (2,106)           (5,288)         (8,233)
                                                                 --------------    --------------  --------------
Net cash flows provided by (used in) investing activities               (2,087)            3,816          (8,233)
                                                                 --------------    --------------  --------------
Cash flows from financing activities:
  Proceeds from debt                                                   121,900           110,791         137,500
  Payments on debt                                                    (121,300)         (110,219)       (119,763)
  Issuance of preferred stock                                            -                 7,000           -
  Issuance of common stock                                                 331                21           -
  Payments of preferred dividends                                         (544)            -               -
                                                                 --------------    --------------  --------------
Net cash flows provided by financing activities                            387             7,593          17,737
Net increase (decrease) in cash                                  --------------    --------------  --------------
                                                                         2,488               238             (44)
Cash at beginning of year                                                1,081               843             887
                                                                 --------------    --------------  --------------
Cash at end of year                                              $       3,569     $       1,081   $         843
                                                                 ==============    ==============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES:

    a. Consolidation Principles: The consolidated financial statements include the accounts of Plexus Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

    b. Inventories: Inventories are valued primarily at the lower of standard cost or market. Standard cost approximates costs determined by the first-in, first-out (FIFO) method.

    c. Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

                   Buildings and improvements                  18-40 years
                   Machinery and equipment                      3-10 years
                   Office furniture and equipment               5-10 years
                   Vehicles                                     3-5  years



    d. Revenue Recognition: Revenue is recognized primarily when inventory is shipped. Revenue relating to product design and development contracts is recognized as costs are incurred utilizing the percentage-of-completion method.

    e. Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and tax reporting purposes.

    f. Stock Options: Proceeds from the sale of newly issued common stock to employees under the Company's stock option plan are credited to common stock to the extent of par value and the excess to additional paid-in-capital. Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in-capital.

    g. Net Income Per Common and Common Equivalent Share: The computations of primary and fully diluted net income per common share for 1995 and 1994 are based upon the weighted average number of common shares outstanding plus the effect of common shares contingently issuable relating to outstanding stock options using the treasury stock method and common shares contingently issuable relating to the convertible preferred stock using the if-converted method. In 1993, stock options did not impact net income per share as they were either insignificant or antidilutive, thus the computations are based solely upon the weighted average number of common shares outstanding during the period. The fully diluted calculation reflects additional dilution from stock options and convertible preferred shares applying the market price at the end of the period when that price is higher than the average market price for the period.

    The common equivalent shares outstanding for the calculation of primary and fully diluted net income per common share were 7,137,487 and 7,249,286 in 1995, respectively. In 1994, and 1993, the common equivalent shares outstanding for the calculation of primary and fully diluted net income per common share were 6,705,239, and 6,448,173, respectively.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1.  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

    h. Reclassification: Certain prior years' amounts have been reclassified to conform to the 1995 presentation.



2.  INVENTORIES:

    The major classes of inventories at September 30, 1995 and 1994 are as follows (in thousands):

                                                                           1995                    1994
                                                                     ---------------         ---------------
    Assembly parts                                                   $       33,950          $       38,156
    Work-in-process                                                          14,782                  21,383
    Finished goods                                                              234                     508
                                                                     ---------------         ---------------
                                                                     $       48,966          $       60,047
                                                                     ===============         ===============





3.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment, net at September 30, 1995 and 1994 consist of the following (in thousands):

                                                                             1995                  1994
                                                                     ----------------        ---------------
    Land and improvements                                            $           731         $          731
    Buildings and improvements                                                 7,664                  7,614
    Machinery and equipment                                                   13,881                 12,682
    Office furniture and equipment                                             6,954                  6,108
    Vehicles                                                                     671                    663
    Construction-in-progress                                                     193                    783
                                                                     ----------------        ---------------
                                                                              30,094                 28,581

        Less accumulated depreciation                                         18,265                 15,725
                                                                     ----------------        ---------------
                                                                     $        11,829         $       12,856
                                                                     ================        ===============

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.  DEBT:

    Long-term debt at September 30, 1995 and 1994 consists of the following (in thousands):

                                                                            1995                    1994
                                                                      --------------          --------------
    Revolving credit arrangement (described below)                    $       41,500          $       37,100

    $3,500,000 Bank Promissory Note, paid in 1995                              -                       3,500

    Other notes and obligations with a weighted average interest
    rate of 5.9%.                                                                341                     641
                                                                      --------------          --------------
                                                                              41,841                  41,241
              Less current portion                                               107                     550
                                                                      --------------          --------------
                                                                      $       41,734          $       40,691
                                                                      ==============          ==============



The revolving credit arrangement matures in July 1998 and provides for maximum borrowings of $55,000,000, with all or a portion of the principal bearing interest at a prime based or a LIBOR based rate as elected by the
Company.   These rates range from prime plus 1/4% to prime plus 1/2% and LIBOR plus 2% to LIBOR plus 2 1/2%, depending on the Company's consolidated debt to worth ratio, as defined by the Loan Agreement. The weighted average interest rate for this agreement was 7.7% at September 30, 1995. The amount available under this agreement is limited to 80% of qualified accounts receivable and 50% of qualified inventory. Inventory borrowings are limited to $27,500,000. A commitment fee of 1/4 of 1% per annum on the unused portion of this arrangement is payable quarterly.

During 1995, the Company has an interest rate cap agreement with a commercial bank which limited the Company's interest rate on a portion of its floating rate long-term debt to 8% or 8.5%, depending on the rate charged on the revolving credit arrangement. The agreement had a notional amount of $10,000,000 and expires on October 7, 1996.

The revolving credit agreement, as amended, includes covenants which require the maintenance of various debt to net worth ratios.

The aggregate scheduled maturities of long-term debt in subsequent years are as follows (in thousands):

                                   1996            $       107
                                   1997                     63
                                   1998                 41,509
                                   1999                     10
                                   2000                     10
                                   Thereafter              142
                                                   -----------
                                                   $    41,841
                                                   ===========



Cash paid for interest during the years ended September 30, 1995, 1994 and 1993 was $2,954,000, $3,248,000 and $1,727,000, respectively.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  INCOME TAXES:

The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes consist of the (in thousands):

                                                      1995           1994          1993
                                                  -----------     -----------     -----------
        Currently payable:
          Federal                                 $     3,209     $     1,706     $     1,464
          State                                           638             323             260
                                                  -----------     -----------     -----------
                                                        3,847           2,029           1,724
                                                  -----------     -----------     -----------
        Deferred:
          Federal                                          52           (210)           (141)
          State                                            40             54             (23)
                                                  -----------     -----------     -----------
                                                           92           (156)           (164)
                                                  -----------     -----------     -----------
                                                  $     3,939     $     1,873     $     1,560
                                                  ===========     ===========     ===========


Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of operations for the years ended September 30, 1995, 1994 and 1993:

                                                      1995           1994          1993
                                                  -----------     -----------     -----------
Federal statutory income tax rate                      34.0 %         34.0 %        34.0 %
Increase (decrease) resulting from:
   State income taxes, net of Federal
        income tax benefit                              4.4            5.0           4.2
   Other, net                                          (0.1)          (1.0)         (0.4)
                                                  -----------     -----------     -----------
Effective tax rate                                     38.3 %         38.0  %       37.8 %
                                                  ===========     ===========     ===========

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.  INCOME TAXES, CONTINUED:

    The components of the net deferred income tax asset as of September 30, 1995 and 1994, were as follows (in thousands):

                                                                         1995          1994
                                                                      -----------  ------------
    Deferred tax assets:
      Accrued benefits                                                $      521   $       415
      Loss carryforwards                                                     115           153
      Partnership investment                                                 122           120
      Valuation reserves                                                     209           417
      Health insurance                                                        31            31
      Inventory capitalization                                               217            99
      Other                                                                  340           117
                                                                      -----------  ------------
                                                                           1,555         1,352
      Less valuation allowance                                              (181)         (142)
                                                                      -----------  ------------
                                                                           1,374         1,210
                                                                      -----------  ------------
    Deferred tax liabilities:
      Property, plant and equipment                                          997           827
      Other                                                                  191           105
                                                                      -----------  ------------
                                                                           1,188           932
                                                                      -----------  ------------

    Net deferred income tax asset                                     $      186   $       278
                                                                      ===========  ============





    Cash paid for income taxes for the years ended September 30, 1995, 1994 and 1993 was $4,577,000, $1,419,000 and $1,884,000,
    respectively.



6.  STOCKHOLDERS' EQUITY:

    During 1994, the company issued 7,000 shares of Series A Preferred Stock (the "Preferred Shares") with a face value of $1,000 per share at face value. Dividends are earned on the face value of the Preferred Shares at 1/2 the sum of the prime rate less 1%. These dividends are cumulative and payable semi-annually in arrears, when and as declared by the Company's Board of Directors. At September 30, 1995, dividends of $8.25 per share (aggregate $58,000) were in arrears on the Preferred Shares. Upon liquidation of the Company, holders of the Preferred Shares would be entitled to receive the face value of the Preferred Shares, plus any accrued but unpaid dividends, whether declared or not, before any distribution to the common shareholders of the Company. The Company may redeem the Preferred Shares at any time on or after June 30, 1995, at face value plus any accrued but unpaid dividends, whether declared or not. From and after October 1, 1994 until June 30, 2004, the Preferred Shares are convertible into common stock at a conversion price of $12.63 per share. The Company has reserved 554,455 shares of its authorized but unissued common stock for possible conversion.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.  LEASE COMMITMENTS:

    The Company has a number of operating lease agreements primarily involving manufacturing equipment, computerized design equipment and manufacturing facilities. These leases are noncancelable and expire on various dates through 2014. Rent expense under all operating leases during 1995, 1994 and 1993 was approximately $12,491,090, $10,519,000 and
    $7,742,000, respectively. Renewal and purchase options are available on certain of these leases.

    During 1994, the Company sold its Advanced Manufacturing Facility for $9,250,000 and entered into an agreement to lease the facility back from the purchaser. The lease calls for annual rental payments of $1,091,000 over twenty years and allows the Company to extend the lease for six five-year periods. The lease has been accounted for as an operating lease. The gain recognized on the sale was not significant.

    The future minimum annual payments on these leases are as follows (in thousands):

                                    1996            $      12,929
                                    1997                    7,958
                                    1998                    3,437
                                    1999                    1,823
                                    2000                    1,777
                                Thereafter                 18,552
                                                    -------------
                                                    $      46,476
                                                    =============





8.  STOCK OPTION AND SAVINGS PLANS:

    The Company's 1988 Stock Option Plan (the "1988 Plan") authorizes the Company to grant options to purchase up to 900,000 shares of common stock. All shares will be made available from authorized and unissued shares. Officers and key employees of the Company are eligible to receive options. The 1988 Plan provides for the granting of options at an option price of not less than the fair market value on the date of grant. Options vest over a three year period. Additionally, the 1988 Plan authorizes the Company to grant 450,000 stock appreciation rights, none of which have been granted as of September 30, 1995.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  STOCK OPTION AND SAVINGS PLANS, CONTINUED:

    During 1995, the Company approved two stock option plans, the 1995 Executive Stock Option Plan (the "Executive Plan") and the 1995 Directors' Stock Option Plan (the "Directors' Plan). The Executive Plan authorizes the Company to grant options to purchase up to 1,000,000 shares of common stock. All shares will be made available from authorized and unissued shares. Options may be granted to officers and key employees of the Company provided that no officer or key employee may be granted an option or options covering, in the aggregate, more than 50,000 shares of stock in any calendar year. The Executive Plan provides for the granting of options at an option price of not less than the fair market value on the date of grant. Options vest over a three year period after the date of grant. Additionally, the Executive Plan authorizes the Company to grant 300,000 stock appreciation rights, none of which have been granted as of September 30, 1995. The Executive Plan shall terminate on December 31, 2004 or at such earlier time as the Board of Directors may determine.

    The Directors' Plan authorizes the Company to grant options to purchase up to 100,000 shares of common stock. Shares may come from authorized but unissued shares, from treasury shares held by the Company, from shares purchased by the Company on an open market for such purpose, or from any combination of the foregoing. At the first meeting of the Board of Directors following the Company's 1995 annual meeting of shareholders, each person then serving the Company as an outside director was granted a nonqualified stock option to purchase 1,500 shares. Commencing December 1, 1995, and continuing on the first business day of each December thereafter through December 1, 2004, each person then serving the Company as an outside director shall automatically be granted a nonqualified stock option to purchase 1,500 shares. The Directors' Plan provides for the granting of options at an option price of not less than the fair market value on the date of grant and shall terminate on December 31, 2004 or at such earlier time as the Board may determine.

    Stock option balances and transactions under the 1988 Plan, the Executive Plan, and the Directors' Plan at and during the years ended September 30, 1995, 1994, and 1993 are summarized as follows:

                                                          1995        1994         1993
                                                      ----------- ------------ -------------
Outstanding at beginning of year                          560,661     402,161      247,162
Granted                                                   239,000     178,000      160,500
Exercised (between $3.88 and $13.69 per share)            (30,834)    (16,500)      -
Lapsed                                                    (24,838)     (3,000)      (5,501)
                                                      ------------ ------------ ------------

Outstanding at end of year                                743,989     560,661      402,161
                                                      ============ ============ ============


Exercisable at end of year                                349,945     252,696      127,366
                                                      ============ ============ ============

Shares available for future options at end of year      1,100,000           2      175,002
                                                      ============ ============ ============

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  STOCK OPTION AND SAVINGS PLANS, CONTINUED:

    Options outstanding as of September 30, 1995 have exercise prices ranging from $2.54 to $17.44 per share.

    The Company's 401(k) savings plan covers all employees with one or more years of service. The Company matches employee contributions up to 2.5% of eligible earnings. The Company's contributions for 1995, 1994 and 1993 totaled $644,000, $563,000 and $498,000, respectively.

    The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.



9.  BUSINESS SEGMENT AND MAJOR CUSTOMERS:

    The Company and its subsidiaries operate in one business segment, the production and sale of electronic products including the designing, manufacturing, programming and testing of computerized electronic assemblies.

    Approximate sales to various divisions of a major customer were 25.6%, 39.4% and 36.6% of consolidated net sales for the years ended September 30, 1995, 1994 and 1993, respectively. Additionally, sales to various divisions of another major customer approximated 17.3%, 15.6% and 18.7% of consolidated net sales for the years ended September 30, 1995, 1994 and 1993, respectively.



10. TRANSACTIONS WITH RELATED PARTIES:

    During 1993 and 1992, a wholly-owned subsidiary of the Company, Plexus General Partner Corp., made capital contributions totaling $700,000 to the Plexus Home Automation Limited Partnership ("PHALP"). Several of the limited partners of PHALP are officers, directors and/or shareholders of the Company and/or other Company subsidiaries. The Company recorded losses of $413,000 in the years 1993 through 1995 which reduced the carrying value of this investment. PHALP became inactive during the latter half of 1995 and as a result the Company wrote off its remaining investment in the partnership of $57,000 and certain other related assets of $180,000. The Company billed PHALP $41,000, $65,000 and $693,000, during the years 1995, 1994 and 1993, respectively, for certain services rendered by the Company.

    During 1994, promissory notes aggregating $5,000,000, which were payable to certain shareholders of the Company who are also limited partners in PHALP, were paid in full with the proceeds from the issuance of the Series A Preferred Stock. The preferred shares were issued to and are held by the former holders ofthe promissory notes described above.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for the years ended September 30, 1995 and 1994 is as follows (in thousands except per share and stock price amounts):


                                      First       Second        Third        Fourth
                  1995               Quarter      Quarter      Quarter       Quarter         Total
                 ------            ----------   ----------    ----------    ----------    -----------
     Net sales                     $  65,341    $  69,380     $  72,354     $  76,059     $  283,134
     Gross profit                      4,358        5,938         6,275         7,125         23,696
     Net income                          895        1,470         1,823         2,155          6,343
     Income per common share *
       Primary                     $    0.13    $    0.21     $    0.26     $    0.30     $     0.89
       Fully Diluted                    0.13         0.21          0.26          0.30           0.88
     Stock price:
       High                        $  10-3/4    $  12-7/8     $  14-3/4     $  18-7/8     $   18-7/8
       Low                             8-1/4        8-1/2        11-1/4        13-1/2          8-1/4

                                      First       Second        Third        Fourth
                  1994               Quarter      Quarter      Quarter       Quarter         Total
                 ------            ----------   ----------    ----------    ----------    -----------
     Net sales                     $  55,944    $  61,323     $  55,004     $  70,212     $  242,483
     Gross profit                      3,590        4,482         3,644         4,454         16,170
     Net income                          704        1,023           304         1,026          3,057
     Income per common share *     $    0.11    $    0.16     $    0.05     $    0.15     $     0.46
     Stock price:
       High                        $      18    $  17-1/2     $  16-3/4     $  12-1/2     $       18
       Low                            14-1/4       15-1/4        11-3/4        10-1/4         10-1/4





    (*) Income per common share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts due to rounding. The amounts shown for 1994 represent primary and fully diluted earnings per common share.

    The Company recognized adjustments in the fourth quarter of 1995 and 1994 related principally to the adjustment of perpetual inventory records to actual balances which decreased and increased quarterly earnings per share by $(.02) and $0.05, respectively.

[COOPERS & LYBRAND LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTS

To the Shareholders and
 Board of Directors
Plexus Corp.:

Our report on the consolidated financial statements of Plexus Corp. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                   COOPERS & LYBRAND L.L.P.
                                   COOPERS & LYBRAND L.L.P.


Milwaukee, Wisconsin
November 17, 1995

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended September 30, 1995, 1994 and 1993
(Dollars in thousands)


                      Column A                                  Column B     Column C     Column D     Column E
-------------------------------------------------------         --------     --------     --------     --------
                                                                             Additions
                                                               Balance at   Charged to                 Balance
                                                               Beginning     Costs and   Deductions   At End of
                    Descriptions                               of Period     of Period      (A)        Period
-------------------------------------------------------        ----------   ----------   ----------   ---------
1995:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)                  $130         $189          $174        $145

  Allowance for inventory obsolescence
  (deducted from the asset to which it relates)                   735          152           580         307
                                                                 ----         ----          ----        ----
                                                                 $865         $341          $754        $452
                                                                 ====         ====          ====        ====


1994:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)                  $130         $  7          $  7        $130

  Allowance for inventory obsolenscence
  (deducted from the asset to which it relates)                   176          559            -          735
                                                                 ----         ----          ----        ----
                                                                 $306         $566          $  7        $865
                                                                 ====         ====          ====        ====

1993:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)                  $130         $ 35          $ 35        $130

  Allowance for inventory obsolenscence
  (deducted from the asset to which it relates)                   176           -             -          176
                                                                 ----         ----          ----        ----
                                                                 $306         $ 35          $ 35        $306
                                                                 ====         ====          ====        ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               December 20, 1995

PLEXUS CORP.                                         By    /s/ PETER STRANDWITZ
(Registrant)                                           ------------------------
                                                      Peter Strandwitz, Chairman

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Strandwitz, John L. Nussbaum and Joseph D. Kaufman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

                              SIGNATURE AND TITLE


                                /s/ Peter Strandwitz                                        /s/ Harold R. Miller
                 ---------------------------------------------------         ---------------------------------------------------
                       Peter Strandwitz, Chairman and Director                           Harold R. Miller, Director
                               (Chief Executive Officer

                                /s/ John L. Nussbaum                                         /s/ Allan C. Mulder
                 ---------------------------------------------------         ---------------------------------------------------
                    John L. Nussbaum, President, Chief Financial                          Allan C. Mulder, Director
                                Officer and Director

                                /s/ William F. Denney                                       /s/ Gerald A. Pitner
                 ---------------------------------------------------         ---------------------------------------------------
                    William F. Denney, Vice President, Treasurer                         Gerald A. Pitner, Director
                                    and Controller

                                /s/ Robert A. Cooper                                        /s/ Thomas J. Prosser
                 ---------------------------------------------------         ---------------------------------------------------
                             Robert A. Cooper, Director                                 Thomas J. Prosser, Director

                                /s/ Rudolph T. Hoppe
                 ---------------------------------------------------
                             Rudolph T. Hoppe, Director


________________
*  Each of the above signatures is affixed as of December 20, 1995.

                                 EXHIBIT INDEX

                                  PLEXUS CORP.

                     10-K FOR YEAR ENDED SEPTEMBER 30, 1995

                                                                           INCORPORATED BY              FILED
         EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
         -----------                       -------                           ------------             --------
             3(i)             Restated Articles of Plexus               Exhibit 3(i) to
                              Corp., as amended through                 Plexus' Quarterly
                              June 29, 1994                             Report on Form 10-Q
                                                                        for the quarter ended
                                                                        June 30, 1994
                                                                        ("6/30/94 10-Q")

            3(ii)             Bylaws of Plexus Corp.                    Exhibit 3.2 to
                                                                        Plexus' Registration
                                                                        Statement on Form
                                                                        S-18 (No. 33-2106C)
                                                                        ("S-18")

             4.1              Restated Articles of                      Exhibit 3(i) to
                              Incorporation of Plexus Corp.             6/30/94 10-Q

           10.1(a)            Loan, Mortgage and Security               Exhibit 10.9 to S-18
                              Agreement by and between
                              Electronic Assembly Corporation
                              ("EAC") (successor to Electronic
                              Assembly Inc.) and City of
                              Richmond, Kentucky, dated as of
                              August 1, 1985 *[paid]

               (b)            Guaranty Agreement by and between         Exhibit 10.5 to S-18
                              Plexus Corp. and Citizens
                              Fidelity Bank and Trust Company,
                              Trustee as of August 1, 1985

             10.2             Employment Agreements dated
                              11/15/88** with

                              (a)  William F. Denney                    Exhibit 10.10(b) to
                                                                        1988 10-K

                              (b)  Joseph D. Kaufman                    Exhibit 10.10(c) to
                                                                        1988 10-K

           10.3(a)            Employee Savings Plan**                   Exhibit 10.11 to 1988 10-K

                                                                         INCORPORATED BY              FILED
       EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
       -----------                       -------                           ------------             --------
             (b)            First Amendment thereto,                  Exhibit 4(b)(2) to
                            effective as of January 1, 1989
                                                                      Plexus' Amendment No.
                                                                      1 to Registration
                                                                      Statement on Form S-8
                                                                      No. 33-23490 ("S-8")

             (c)            Second Amendment thereto,                 Exhibit 4(b)(3) to
                            effective as of October 1, 1990           S-8

             (d)            Amendments as of September 1,             Exhibit 10.3(d) to
                            1993 and December 1, 1993                 Plexus' Annual Report
                                                                      on Form 10-K for the
                                                                      year ended
                                                                      September 30, 1993
                                                                      ("1993 10-K")

           10.4             1988 Stock Option Plan, as
                            amended**                                 Exhibit 12.12 to
                                                                      Plexus' Annual Report
                                                                      on Form 10-K for the
                                                                      year ended
                                                                      September 30, 1992
                                                                      ("1992 10-K")

         10.5(a)            Revolving Credit Agreement dated          Exhibit 10.14(a) to
                            as of April 18, 1991 among First          Plexus' Quarterly
                            Wisconsin National Bank of                Report on Form 10-Q
                            Milwaukee, Valley Bank (now M&I           for the quarter ended
                            Bank-Fox Valley) and Harris Trust         March 31, 1991
                            and Savings Bank, and First               ("2/31/91 10-Q")
                            Wisconsin National Bank of
                            Milwaukee, as Agent for the
                            Banks*

             (b)            Security and Guaranty Agreements
                            related thereto by:

                            (i)  EAC                                  Exhibit 10.14(b)(1) to
                                                                      3/3/91 10-Q

                            (ii)(A)  Plexus Corp.                     Exhibit 10.14(b)(ii)
                                                                      to 3/31/91 10-Q

                                (B)   Amendment No. 1 thereto         Exhibit
                                      dated March 1, 1992             10.5(b)(ii)(B) to
                                                                      1993 10-K

                                                                        INCORPORATED BY              FILED
      EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
      -----------                       -------                           ------------             --------
                               (C)   Amendment No. 2 thereto         Exhibit
                                     dated July 30, 1993             10.5(b)(ii)(C) to
                                                                     1993 10-K

                             (iii)  Technology Group, Inc.           Exhibit 10.14(b)(iii)
                                                                     to 3/31/91 10-Q

            (c)            Amendment No. 1 to the Revolving          Exhibit 10.14(c) to
                           Credit Agreement, dated 8/1/92            1992 10-K

            (d)            Amendment No. 2 to the Revolving          Exhibit 10.14(d) to
                           Credit Agreement, dated 1/15/92           1992 10-K

            (e)            Amendment No. 3 to the Revolving          Exhibit 10.14(e) to
                           Credit Agreement, dated 3/1/92            1992 10-K

            (f)            Amendment No. 4 to the Revolving          Exhibit 10.14(f) to
                           Credit Agreement, dated 6/10/92           1992 10-K

            (g)            Amendment No. 5 to the Revolving          Exhibit 10.14(g) to
                           Credit Agreement, dated 7/21/92           1992 10-K

            (h)            Amendment No. 6 to the Revolving          Exhibit 10.14(b) to
                           Credit Agreement, dated 7/30/93           1992 10-K

            (i)            Amendment No. 7 to the Revolving          Exhibit 10.5(i) to
                           Credit Agreement, dated 11/15/93          1993 10-K

            (j)            Cap Confirmation dated 10/8/93            Exhibit 10.5(j) to
                                                                     1993 10-K

            (k)            Amendment No. 8 to the Revolving          Exhibit 10 to 6/30/94
                           Credit Agreement, dated 6/30/94           10-Q

            (l)            Amendment No. 9 to the Revolving          Exhibit 10.5(l) to
                           Credit Agreement, dated 8/1/94            Plexus' Annual Report
                                                                     on Form 10-K for the
                                                                     year ended
                                                                     September 30, 1994
                                                                     ("1994 10-K")


                                                                       INCORPORATED BY              FILED
     EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
     -----------                       -------                           ------------             --------
           (m)            Amendment No. 10 to the Revolving                                          X
                          Credit Agreement,  dated
                          January 27, 1995

           (n)            Amendment No. 11 to the Revolving         Exhibit 4 to Plexus'
                          Credit Agreement,  dated July 28,         Quarterly Report on
                          1995                                      Form 10-Q for the
                                                                    quarter ended
                                                                    June 30, 1995

       10.6(a)            Promissory Note dated as of               Exhibit 10.6(a) to
                          7/30/93 among EAC and M&I Bank-           1993 10-K
                          Fox Valley [paid]

           (b)            Real Estate Mortgage related              Exhibit 10.15(b) to
                          thereto dated 7/30/92 among EAC           1992 10-K
                          and M&I Bank-Fox Valley
                          [released]

           (c)            Security and Guaranty Agreements
                          related thereto by:

                          (i)    Plexus Corp.                       Exhibits 10.15(c)(i),
                          (ii)   Technology Group, Inc.             (ii) and (iii) to
                          (iii)  EAC                                1992 10-K


           (d)            Promissory Note dated as of               Exhibit 10.6(d) to
                          August 30, 1994 among EAC and M&I         1994 10-K
                          Bank Fox Valley [paid]

       10.7(a)            Plexus Home Automation Limited            Exhibit 10.16 to 1992
                          Partnership Agreement dated as of         10-K
                          4/1/92 among Plexus General
                          Partner Corp. and the Limited
                          Partners

           (b)            Amendments thereto                        Exhibit 10.7(b) to
                                                                    1993 10-K

       10.8(a)            Lease Agreement between Neenah            Exhibit 10.8(a) to
                          (WI) QRS 11-31, Inc. ("QRS:               1994 10-K
                          11-31") and EAC, dated August 11,
                          1994*

           (b)            Bill of Sale of EAC to QRS: 11-31         Exhibit 10.8(b) to
                          dated August 31, 1994, together           1994 10-K
                          with related Seller's/Lessee's
                          Certificate of EAC


                                                                       INCORPORATED BY              FILED
     EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
     -----------                       -------                           ------------             --------
           (c)            Guaranty and Suretyship Agreement         Exhibit 10.8(c) to
                          between Plexus Corp. and QRS: 11-         1994 10-K
                          31 dated August 11, 1994,
                          together with related Guarantor's
                          Certificate of Plexus Corp.

         10.9             Plexus Corp. 1995 Executive Stock         Exhibit 10.9 to 1994
                          Option Plan**                             10-K

        10.10             Plexus Corp. 1995 Directors'              Exhibit 10.10 to 1994
                          Stock Option Plan**                       10-K

        10.11             Plexus Corp. 1995 Senior                  Exhibit 10.11 to 1994
                          Executive Incentive Compensation          10-K
                          Plan**

        10.12             Master Lease dated October 21,            Exhibit 10.12 to 1994
                          1994 between Plexus and Norwest           10-K
                          Equipment Finance*

        10.13             Master Lease Agreement dated              Exhibit 10.13 to 1994
                          August 17, 1992 between Plexus            10-K
                          and Capital Associates Intl.,
                          Inc.*

        10.14             Lease Agreement dated January 31,         Exhibit 10.14 to 1994
                          1992 between Plexus and Hewlett-          10-K
                          Packard Company*

        10.15             Form of Lease of Personal                 Exhibit 10.15 to 1994
                          Property between EAC and M&I              10-K
                          First National Leasing Corp.

          11              Statement regarding computation                                            X
                          of Per Share Earnings

          13              Annual Report to Shareholders                                              X
                          (Printer's Draft)

          21              List of Subsidiaries                                                       X



                                                                       INCORPORATED BY              FILED
     EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
     -----------                       -------                           ------------             --------
          23              Consent of Coopers & Lybrand                                                X
                          L.L.P.

          24              Power of Attorney                            (Signature Page
                                                                           Hereto)
          27              Financial Data Schedule                                                     X

          99              Form 11-K for Employee Savings                                              X
                          Plan
----------------------

* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
** Designates management compensatory plans or agreements.