Form 10-K405/A
period 1995-09-30
PLEXUS CORP
filed 1996-01-31
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(Mark One)
    X
  -----          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

  -----      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                      PART OF FORM 10-K
                                                    INTO WHICH PORTIONS OF
       DOCUMENT                                    DOCUMENT ARE INCORPORATED
       --------                                    -------------------------
Annual Report to Shareholders for
the fiscal year ended September 30, 1995                   Part II

Proxy Statement for 1996 Annual
Meeting of Shareholders                                    Part III

PORTION AMENDED:

        Exhibit 13 Annual Report to Shareholders for the fiscal year ended September 30, 1995


                                   * * * * *


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             January 31, 1996

PLEXUS CORP.
                                                    By /s/ JOSEPH D. KAUFMAN
(Registrant)                               Joseph D. Kaufman, Vice President,
                                      General Counsel and Corporate Secretary