Form 10-Q
period 1995-12-31
PLEXUS CORP
filed 1996-02-12
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    Form 10-Q
                               --------------------
(Mark One)
    X         Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                    For the Quarter ended December 31, 1995

                                       OR

  _____      Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                          ----------------------------

                         Commission File Number 0-14824

                          ----------------------------

                                  PLEXUS CORP.
               (Exact name of registrant as specified in charter)


      Wisconsin                                           39-1344447
  ----------------                                     -----------------
(State of Incorporation)                       (IRS Employer Identification No.)

55 Jewelers Park Drive  Neenah, Wisconsin                      54957-0156
-----------------------------------------                      ----------
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

        Yes X        No
           ----        ----

        As of February 5, 1996 there were 6,497,697 shares of Common Stock of the Company outstanding.

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


        Condensed Consolidated Balance Sheets....................3

        Condensed Consolidated Statements of Operations..........4

        Condensed Consolidated Statements
        of Cash Flows............................................5

        Notes to Condensed Consolidated Financial Statements.....6

   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........7-8



Part II

   Item 6.  Exhibits and Reports on Form 8-K.....................8


Signature........................................................8

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                       December 31, 1995                 September 30, 1995
                                                             (unaudited)
                                                       -----------------------       --------------------------
    ASSETS

Current assets:
    Cash                                                   $           1,408                         $   3,569
    Accounts receivable, net
         of allowance of $145                                         38,294                            47,560
    Inventories                                                       55,588                            48,966
    Deferred income taxes                                                904                               904
    Prepaid expenses and other                                         3,269                             1,930
                                                           -----------------         -------------------------

         Total current assets                                         99,463                           102,929
Property, plant and equipment, net                                    11,614                            11,829
Other                                                                    297                               330
                                                           -----------------         -------------------------

         Total assets                                               $111,374                          $115,088
                                                           =================         =========================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                      $             107                          $    107
    Accounts payable                                                  28,267                            23,279
    Customer deposits                                                  5,404                             3,530
    Accrued liabilities:
         Salaries and wages                                            3,202                             2,618
         Other                                                         1,893                             2,093
                                                           -----------------         -------------------------

         Total current liabilities                                    38,873                            31,627
Long-term debt                                                        30,209                            41,734
Deferred income taxes                                                    718                               718

Stockholders' equity:
    Series A preferred stock, $.01 par value,
         $1,000 face value, 7,000 shares
         authorized and issued (aggregate
         liquidation preference of $7 million)                             0                                 0
    Preferred stock $.01 par value, 4,993,000
         shares authorized, none issued                                    -                                 -
    Common Stock, $.01 par value,
         30,000,000 shares authorized,
          6,493,897 issued                                                65                                65
Additional paid-in capital                                            14,182                            14,160
Retained earnings                                                     27,327                            26,784
                                                           -----------------         -------------------------

                                                                      41,574                            41,009
                                                           -----------------         -------------------------
    Total liabilities and
         stockholders' equity                              $         111,374                          $115,088
                                                           ==================           ======================







            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)
                                   Unaudited


                                                                                 Threee-Month Period Ended
                                                                                         December 31,
                                                                             1995                          1994
                                                                             ----------------------------------
Net sales                                                                    $ 71,308                $  65,341
Cost of sales                                                                  66,635                   60,983
                                                                            ----------------------------------

    Gross profit                                                                4,673                    4,358

Selling and administrative expenses                                             2,895                    2,418
                                                                            ----------------------------------

    Operating income                                                            1,778                    1,940
                                                                            ----------------------------------

Other income (expense):
  Interest expense                                                               (574)                    (742)
  Other                                                                           115                      270
                                                                            ----------------------------------

                                                                                 (459)                    (472)
                                                                            ----------------------------------
Income before income taxes                                                      1,319                    1,468
Provision for income taxes                                                        514                      573
                                                                            ----------------------------------

    Net Income                                                               $    805               $      895
                                                                            ==================================

Net income per common share
  - primary and fully diluted                                                $    .11               $      .13
                                                                            ===================================

Common equivalent shares outstanding                                        7,267,294                7,070,274
                                                                            ==================================





            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited



                                                                                Three-Month Period Ended
                                                                            December 31,      December 31,
                                                                                 1995            1994
                                                                             ------------------------------
Cash flows from operating activities:
    Net Income                                                                     $  805        $  895

    Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation                                                                 812           494
         Net decrease in working capital
             excluding cash and debt                                                8,551         2,133
                                                                            ---------------------------

                                                                                   10,168         3,522
                                                                            ---------------------------

Cash flows from investing activities:
    Additions to property, plant & equipment                                         (596)         (205)
    Other, net                                                                         33            24
                                                                            ---------------------------

                                                                                     (563)         (181)
                                                                            ---------------------------

Cash flows from financing activities:
    Issuance of common stock                                                           22             -
    Net decrease in outstanding debt                                              (11,525)       (1,923)
    Dividends paid - preferred stock                                                 (263)            -
                                                                            ---------------------------

                                                                                  (11,766)       (1,923)
                                                                            ---------------------------


Net (decrease) increase in cash                                                   ($2,161)       $1,418
                                                                            ===========================






            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1995


NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at December 31, 1995 and the results of operations for the three-month periods ended December 31, 1995 and 1994 and the cash flows for the same three-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report.

     The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals.

NOTE (2) - INVENTORIES

     The major classes of inventories (rounded to thousands) are as follows:

                     December 31,              September 30,
                        1995                       1995
                    ------------               -------------
  Assembly Parts       $ 35,765                  $ 33,950
  Work-in-Process        19,691                    14,782
  Finished Goods            132                       234
                       --------                  --------
                       $ 55,588                  $ 48,966
                       ========                  ========

NOTE (3) - EARNINGS PER SHARE

     The computations of primary and fully diluted net income per common share for fiscal year 1996 are based upon the weighted average number of common shares contingently issuable relating to the convertible preferred stock using the if-converted method, and including additional dilution from stock options. In the first quarter of fiscal year 1995 (December 31, 1994), stock options did not impact net income per share as they were either insignificant or antidilutive, thus the computation was based solely upon the weighted average number of common shares outstanding during the period.

                                  PLEXUS CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1995 were $71,308,000 compared to $65,341,000 for the same period one year ago, an increase of $5,967,000 or 9.1%. This increase was not as extensive as anticipated due to customer-imposed delays in the first quarter of fiscal 1996 related to several major new programs along with temporary component shortages affecting ongoing programs. Despite the softness in the volume growth during this quarter, it is still expected that the Company should achieve effective volume growth during the fiscal year ending September 30, 1996 when these delayed new programs reach scheduled production levels.

Cost of sales for the quarter ended December 31, 1995 was $66,635,000 compared to $60,983,000 for the same period one year ago, an increase of $5,652,000 or 9.3%. This increase was attributed to an increase in fixed manufacturing costs associated with new programs, which, as indicated above, were delayed. Both staffing and equipment additions were necessitated to handle these programs. Despite delays in several programs and increased fixed manufacturing costs, gross profit for the quarter ended December 31, 1995 was $4,673,000 compared to $4,358,000 for the same period one year ago, an increase of $315,000 or 7.2%. As a percentage of net sales gross profit remained fairly constant at 6.5% for the quarter ended December 31, 1995 compared to 6.7% for the same period one year ago.

Selling and administrative expenses for the quarter ended December 31, 1995 were $2,895,000 compared to $2,418,000 for the same period one year ago resulting from increased staffing during fiscal 1995 in customer service, data collection and information systems. As a percentage of net sales selling and administrative expenses increased to 4.1% for the quarter ended December 31, 1995 compared to 3.7% for the same period one year ago. Compared to the 4th quarter ended September 30, 1995 (which included higher than normal expenses), selling and administrative expense actually decreased $317,000.

Interest expense decreased $168,000 to $574,000 for the quarter ended December 31, 1995 compared to $742,000 for the same period one year ago due to reduced borrowings required to support working capital coupled with lower interest rates.

Other income decreased $155,000 to $115,000 for the quarter ended December 31, 1995 compared to $270,000 for the same period one year ago due primarily to a reduction in carrying charges for inventories billed to customers.

Income taxes decreased for the quarter ended December 31, 1995 due to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $10,168,000 and $3,522,000 for the three-month periods ended December 31, 1995 and 1994, respectively. Cash from operations was provided primarily from decreases in accounts receivable and increases in accounts payable offset by increases in inventory for the three-month period ended December 31, 1995. Inventories increased because the Company was unable to defer deliveries on component parts for several of the major new programs that were delayed. The cash generated from operating activities was utilized to reduce outstanding debt.

Capital additions of $596,000 were primarily concentrated in advanced manufacturing equipment for the three-month period ended December 31, 1995.

The total debt to equity ratio as of December 31, 1995 was 1.7 to 1 compared to
1.8 to 1 at September 30, 1995.

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

 2/12/96       /s/ Peter Strandwitz
---------      ---------------------
  Date         Peter Strandwitz
               Chairman and CEO


 2/12/96       /s/ Thomas B. Sabol
---------      ---------------------------
  Date         Thomas B. Sabol
               Vice President-Finance and
               Chief Financial Officer