Form 10-Q
period 1996-03-31
PLEXUS CORP
filed 1996-05-13
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14824


                                  PLEXUS CORP.
               (Exact name of registrant as specified in charter)



      Wisconsin                                            39-1344447
(State of Incorporation)                      (IRS Employer Identification No.)




                             55 Jewelers Park Drive
                          Neenah, Wisconsin 54957-0156
               (Address of principal executive offices)(Zip Code)
                        Telephone Number (414) 722-3451
              (Registrant's telephone number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                     No
              ----                       ----

     As of May 9, 1996 there were 6,497,697 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS




                                                                    Page

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

           Condensed Consolidated Statements of Operations
           Three Months and Six Months Ended
           March 31, 1996 and 1995....................................3

           Condensed Consolidated Balance Sheets
           March 31, 1996 and September 30, 1995......................4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended March 31, 1996 and 1995...................5

           Notes to Condensed Consolidated Financial Statements.....6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

           General..................................................7-8

           Results of Operations...................................8-10

           Liquidity and Capital Resources........................10-11



                          PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders......11-12

Item 6.    Exhibits and Reports on Form 8-K..........................12

           Signatures................................................12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   Unaudited



                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                       MARCH 31,             MARCH 31,
                                  --------------------  --------------------
                                    1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------
    Net sales                       $75,286    $69,380   $146,594   $134,721
    Cost of sales                    70,110     63,442    136,745    124,425
                                  ---------  ---------  ---------  ---------

      Gross profit                    5,176      5,938      9,849     10,296

    Selling and administrative
     expenses                         3,234      2,939      6,129      5,357
                                  ---------  ---------  ---------  ---------
      Operating income                1,942      2,999      3,720      4,939
                                  ---------  ---------  ---------  ---------

    Other income (expense):
      Interest expense                 (504)      (715)    (1,078)    (1,457)
      Other                             (19)       126         96        396
                                  ---------  ---------  ---------  ---------

                                       (523)      (589)      (982)    (1,061)
                                  ---------  ---------  ---------  ---------
      Income before income taxes      1,419      2,410      2,738      3,878

    Provision for income taxes          580        940      1,094      1,513
                                  ---------  ---------  ---------  ---------

      Net Income                    $   839    $ 1,470   $  1,644   $  2,365
                                  =========  =========  =========  =========

    Net income per common share
     primary and fully diluted         $.12       $.21       $.23       $.33
                                  =========  =========  =========  =========

    Average number of common
     and common equivalent
     shares outstanding:
       Primary                    7,182,822  7,106,850  7,232,878  7,088,537
                                  =========  =========  =========  =========

       Fully diluted              7,182,822  7,119,953  7,232,878  7,119,953
                                  =========  =========  =========  =========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                   MARCH 31,   SEPTEMBER 30,
                                                     1996         1995
                                                  -----------  -------------
                                                  (UNAUDITED)
                        ASSETS
Current assets:
     Cash and cash equivalents                     $  3,144     $  3,569
     Accounts receivable, net
      of allowance of $145                           36,137       47,560
     Inventories                                     62,031       48,966
     Deferred income taxes                              904          904
     Prepaid expenses and other                       1,815        1,930
                                                   --------     --------

          Total current assets                      104,031      102,929
Property, plant and equipment, net                   11,182       11,829
Other                                                   262          330
                                                   --------     --------

          Total assets                             $115,475     $115,088
                                                   ========     ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt             $    101     $    107
     Accounts payable                                28,808       23,279
     Customer deposits                                7,447        3,530
     Accrued liabilities:
       Salaries and wages                             2,881        2,618
       Other                                          1,889        2,093
                                                   --------     --------

       Total current liabilities                     41,126       31,627
Long-term debt                                       31,188       41,734
Deferred income taxes                                   718          718

Stockholders' equity:
     Series A preferred stock, $.01 par value,
       $1,000 face value, 7,000 shares
       authorized, issued and outstanding
       (aggregate liquidation preference
        of $7 million)                                    0            0
     Preferred stock $.01 par value,
       4,993,000 shares authorized,
       none issued                                        -            -
     Common Stock, $.01 par value,
       30,000,000 shares authorized,
       6,497,697 and 6,491,345 issued
       and outstanding, respectively                     65           65
Additional paid-in capital                           14,212       14,160
Retained earnings                                    28,166       26,784
                                                   --------     --------
                                                     42,443       41,009
                                                   --------     --------
Total liabilities and
  stockholders' equity                             $115,475     $115,088
                                                   ========     ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited




                                                        SIX MONTHS ENDED
                                                           MARCH 31,
                                                       ------------------
                                                         1996     1995
                                                       --------  --------
Cash Flows From Operating Activities
Net Income                                            $  1,644  $ 2,365
Adjustments to reconcile net income to net cash
   flows from operating activities:
   Depreciation and amortization                         1,556    1,484
   Change in assets and liabilities:
      Accounts receivable, net                          11,423    5,609
      Inventories                                      (13,065)     824
      Prepaid expenses and other                           115    1,507
      Accounts payable                                   5,529   (8,166)
      Customer deposits                                  3,917      680
      Accrued liabilities                                   59     (105)
      Other                                                 68       (3)
                                                      --------  -------
        Net cash flows provided by operating
           activities                                   11,246    4,195
                                                      --------  -------

Cash Flows From Investing Activities
Payments for property, plant and equipment                (921)    (942)
Other, net                                                  12        2
                                                      --------  -------
         Net cash flows used for investing
            activities                                    (909)    (940)
                                                      --------  -------

Cash Flows From Financing Activities
Net decrease in outstanding debt                       (10,552)  (2,950)
Issuance of common stock                                    52        -
Payments of preferred dividends                           (262)    (262)
                                                      --------  -------
         Net cash flows used for financing
            activities                                 (10,762)  (3,212)
                                                      --------  -------

Net increase (decrease) in cash and
   cash equivalents                                       (425)      43

Cash and cash equivalents:
   Beginning of period                                   3,569    1,081
                                                      --------  -------
   End of period                                      $  3,144  $ 1,124
                                                      ========  =======


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 1996 and the results of operations for the three months and six months ended March 31, 1996 and 1995 and the cash flows for the same six-month periods.

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

NOTE (2) - REVENUE RECOGNITION

     Revenue is recognized primarily when inventory is shipped. Revenue relating to product design and development contracts (such sales are less than 10% of total revenue) is recognized as costs are incurred utilizing the percentage-of-completion method. Progress toward completion of product design and development contracts are consistently based on units of work for labor content and cost for component content.

NOTE (3) - CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE (4) - INVENTORIES

     The major classes of inventories are as follows:


                                    March 31,              September 30,
                                     1996                      1995
                                   ---------               -------------
     Assembly Parts                 $37,165                    $33,950
     Work-in-Process                 24,777                     14,782
     Finished Goods                      89                        234
                                    -------                    -------
                                    $62,031                    $48,966
                                    =======                    =======

NOTE (5) - DEBT

     In March 1996, the Company's revolving credit agreement was amended and restated resulting in decreases in the Company's borrowing rates, while all other major terms were unchanged from the previous agreement. The new rates range from prime to prime plus 1/4% and from LIBOR plus 1% to LIBOR plus 2%, depending on the Company's consolidated debt-to-worth ratio, as defined by the Amended and Restated Revolving Credit Agreement.

NOTE (6) - RECLASSIFICATIONS

     Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1996 presentation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company is the largest electronic assembly organization in the Midwest.
Through its two wholly-owned subsidiaries, Plexus Technology Group, Inc. and Plexus Electronic Assembly, the Company develops, assembles and tests a variety of electronic component and subsystem products for major corporation in industries such as computer (primarily mainframe and peripheral products), medical, telecommunications and automotive. The Company operates manufacturing facilities in Neenah, Wisconsin and Richmond, Kentucky.

Many of the industries which the Company currently provides electronic products are subject to rapid technological change, product obsolescence, as well as increased competition. These and other factors which affect the industries the Company provides services for, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Customer programs can be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's recent historical sales growth rate will continue.

The Company's sales can be negatively impacted by component shortages. Semiconductor manufacturers, in particular, are allocating product to a limited number of customers. Shortages of key electronic components (logic and memory devices) which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

The discussion of the Company's results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

"Safe Harbor" Cautionary Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this Form 10-Q which are not historical facts are forward looking statements that involve risks and uncertainties, including, but not limited to, the Company's ability to secure new customers and maintain its current customer base, the risk of customer reductions, delays or cancellations in both on-going and new programs, the results of cost reduction efforts, the adequate availability of components and related parts for production, the effect of economic conditions, the impact of technological changes and increased competition, and other risks detailed herein and in the Company's other Securities and Exchange Commissions filings.


RESULTS OF OPERATIONS

Net Sales

Net sales for the three and six months ended March 31, 1996, increased $5.9 million or 8.5% and $11.9 million or 8.8%, respectively, compared to net sales for the same periods in the prior fiscal year. The increases in net sales were due to increased orders from existing customers, including on-going and new
programs, and the addition of new customers.   However, the increases were not
as extensive as anticipated by Company management due to a number of factors. First, the Company continues to be affected by delays in several major new programs from certain new and existing customers, especially at its Advanced Manufacturing Facility. These delays have occurred primarily due to customer cutbacks in original forecasts, component shortages and customer time-to-market issues caused by design changes or other factors. Secondly, certain on-going programs have seen reductions in volume levels from prior years based on revised customer forecasts and reduced manufacturing outsourcing by certain customers.

The Company's two largest customers during the first six months of fiscal 1996 continue to be International Business Machines Corporation (IBM) and General Electric Company (GE). Net sales to IBM (including up to six subsidiaries or divisions) for the six months ended March 31, 1996 and 1995 were 29.5% and 30.2%, respectively, of total net sales. Net sales to GE (including up to five subsidiaries or divisions) for the six months ended March 31, 1996 and 1995 were 14.5% and 17.1%, respectively, of total net sales. Each division or subsidiary of these companies contracts independently of the other division or subsidiary, and the Company does not believe that sales to any particular division or subsidiary depends upon sales to any other. While the combined net sales for these two customers increased in absolute amounts during the six months ended March 31, 1996 compared to the same period in the prior fiscal year, the Company has continued to obtain new business from other customers. Net sales to the Company's top ten customers accounted for approximately 72% and 75%, of total net sales for the six months ended March 31, 1996 and 1995, respectively. The Company is dependent upon continued sales to IBM, GE and the rest of its significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

Except for the past six months, the Company's sales have grown at double-digit annual growth rates over the past few years. The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. Approximately 20% of the Company's contract manufacturing sales are a direct result of these services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers.


Gross Profit

The Company's gross profit for the three and six months ended March 31, 1996 decreased $762,000 or 12.8% and $447,000 or 4.3%, respectively, compared to gross profits for the same periods in the prior fiscal year. Gross margins decreased from 8.6% to 6.9% of net sales for the three months, and from 7.6% to 6.7% for the six months ended March 31, 1996, respectively, as compared to the same periods in fiscal 1995. The decrease in gross margins in fiscal 1996 compared to fiscal 1995 was primarily attributed to increases in variable and fixed costs in connection with increased manufacturing capacity in anticipation of higher sales volumes. Such costs related mainly to labor and recent surface mount equipment additions. In addition, start-up costs and manufacturing labor inefficiencies associated with several new programs impacted negatively on gross margins.


In order to realign costs with revenues, the Company has implemented a number of initiatives designed to enhance profitability at current and near-term sales levels. Specifically, the Company has reduced production and administrative personnel by approximately 140 since February 1, 1996, through layoffs and attrition. These reductions amounted to an approximate 6% decrease in overall employment at the Company. Severance and related costs with respect to the staff reductions were not material. In addition to the staffing decreases, the Company reduced fixed expenses, primarily through equipment lease reductions. Based on the actions taken, the Company's goal is to realize at least $3,000,000 of annual cost savings, on a pretax basis, beginning with its third fiscal quarter, although that is dependent on the Company's ability to maintain realigned expense levels, and that cannot be assured. The Company has also implemented tighter controls over the monitoring and addition of variable and fixed costs.

The Company's gross margin reflects a number of factors including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, and pricing within the electronics industry.


Selling and Administrative Expenses

Selling and administrative (S&A) expenses for the three and six months ended March 31, 1996 increased $0.3 million or 10.0% and $0.7 million or 14.4%, respectively, from the comparable prior periods. As a percentage of net sales, S&A expenses increased to 4.3% from 4.2% for the three months, and to 4.2% from 4.0% for the six months ended March 31, 1996 and 1995, respectively. The increases in S&A expenses were due primarily to increased staffing and increased investments in information systems to support higher revenue levels. The Company anticipates future S&A expenses will increase in absolute dollar amounts, and may increase as a percentage of net sales over the near term, as the Company expands its marketing efforts, systems development and customer support.


Interest Expense

Interest expense was $0.5 million and $1.1 million, respectively, for the three and six months ended March 31, 1996, compared to $0.7 million and $1.5 million for the comparable periods in fiscal 1995. The decrease in interest expense is primarily due to reduced borrowings required to support working capital, coupled with lower interest rates.

In March 1996, the Company's revolving credit agreement was amended and restated resulting in a reduction in the Company's borrowing rates. All other major terms were unchanged from the previous agreement. The new rates range from prime to prime plus 1/4% and from LIBOR plus 1% to LIBOR plus 2%, depending on the Company's consolidated debt-to-worth ratio, as defined by the Amended and Restated Revolving Credit Agreement.


Income Taxes

The Company's effective tax rate was 40.8% and 40.0% for the three and six months ended March 31, 1996, respectively, as compared to a tax rate of 39.0% for the three and six months ended March 31, 1995. These rates approximate the blended Federal and state statutory rate as a result of all of the Company's operations being located within the United States.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $11.2 million and $4.2 million for the six months ended March 31, 1996 and 1995, respectively. Cash from operations was provided primarily by decreases in accounts receivable and increases in accounts payable and customer deposits offset by an increase in inventories. Increases in inventories continue to be influenced mainly by customer-imposed program reductions or delays. The Company is attempting to mitigate the impact of such reductions or delays by obtaining customer deposits for inventories carried by the Company in situations of this nature. The cash generated from operating activities was utilized primarily to reduce outstanding debt.

Capital additions of $0.9 million for the six months ended March 31, 1996 were primarily concentrated in surface mount assembly equipment and management information systems hardware and software. The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Due to this change in strategy, the Company anticipates increased future capital additions due to the number of operating leases expiring through the remainder of fiscal 1996 and fiscal 1997.

In February, 1996, the Company entered into a lease agreement with Oneida Nation Electronics of Green Bay, Wisconsin. Pursuant to the lease agreement, Oneida Nation Electronics has agreed to construct and equip an approximately 111,000 square foot manufacturing facility located in Green Bay, Wisconsin for the use of the Company. Based on current construction plans, this facility is expected to be completed in early calendar 1997. Annual lease payments for the building and equipment will be based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments. Company management believes this lease provides a financial arrangement under which the Company's earnings would be less likely to be negatively impacted during the start-up phase of the facility and capital commitments would be minimized, although it involves a sharing of future profits.

The total debt to equity ratio as of March 31, 1996 was 1.6 to 1 compared to
1.8 to 1 at September 30, 1995.

The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meets its anticipated short-term and long-term capital requirements.


                               *   *   *   *   *


                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on February 14, 1996, management's nominees named below were elected as directors by the indicated votes cast for and withheld with respect to each nominee. Of the 6,342,148 shares of Common Stock which were represented at the meeting, at least 6,273,881 shares (98.9%) were voted for the election of all of management's nominees. There were no abstentions or broker non-votes with respect to the election of directors.

Name of Nominee                   For                  Withheld
- ---------------                   ---                  --------

Robert A. Cooper                6,276,381               65,767
Rudolph T. Hoppe                6,274,531               67,617
Harold R. Miller                6,276,181               65,967
Allan C. Mulder                 6,275,406               66,742
John L. Nussbaum                6,277,931               64,217
Gerald A. Pitner                6,277,831               64,317
Thomas J. Prosser               6,277,300               64,848
Peter Strandwitz                6,273,881               68,267


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

         Exhibit 10.16- Lease Agreement between Plexus Corp.
            and Oneida Nation Electronics dated
            February 12, 1996*
         Exhibit 10.17- Amended and Restated Revolving Credit
            Agreement dated March 18, 1996*

         Exhibit 11 - Statement Regarding Computation of Per Share
            Earnings

         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

         --None--

* - Without schedules


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5/9/96                           /s/ Peter Strandwitz
- ------                          ------------------------
 Date                           Peter Strandwitz
                                Chairman and CEO



5/9/96                           /s/ Thomas B. Sabol
- ------                          ------------------------
 Date                           Thomas B. Sabol
                                Vice President-Finance &
                                Chief Financial Officer