Form 10-Q
period 1996-06-30
PLEXUS CORP
filed 1996-08-12
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended June 30, 1996

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

                     Yes  X            No
                         ---              ---
     As of August 8, 1996 there were 6,498,196 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS




                                                                         Page
                                                                         ----
                         PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                Three Months and Nine Months Ended
                June 30, 1996 and 1995.....................................3

                Condensed Consolidated Balance Sheets
                June 30, 1996 and September 30, 1995.......................4

                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended June 30, 1996 and 1995...................5

                Notes to Condensed Consolidated Financial Statements.....6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

                General..................................................7-8

                Results of Operations...................................8-10

                Liquidity and Capital Resources...........................10




                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.................................11

         Signatures.......................................................11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   Unaudited



                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                ----------------------  ----------------------
                                1996             1995        1996        1995
                                ----------  ---------   ---------   ---------
  Net sales                     $  86,066   $  72,354   $ 232,660   $ 207,075
  Cost of sales                    78,143      66,079     214,888     190,504
                                ---------   ---------   ---------   ---------

    Gross profit                    7,923       6,275      17,772      16,571

  Selling and administrative
   expenses                         3,145       2,692       9,274       8,049
                                ---------   ---------   ---------   ---------
    Operating income                4,778       3,583       8,498       8,522
                                ---------   ---------   ---------   ---------

  Other income (expense):
    Interest                         (452)       (723)     (1,578)     (2,180)
    Other                              78         128         222         524
                                ---------   ---------   ---------   ---------

                                     (374)       (595)     (1,356)     (1,656)
                                ---------   ---------   ---------   ---------
    Income before income taxes      4,404       2,988       7,142       6,866

  Provision for income taxes        1,800       1,165       2,894       2,678
                                ---------   ---------   ---------   ---------

    Net income                  $   2,604   $   1,823   $   4,248   $   4,188
                                =========   =========   =========   =========

  Net income per common share
   primary and fully diluted    $     .36   $     .26   $     .59   $     .59
                                =========   =========   =========   =========

  Average number of common
   and common equivalent
   shares outstanding:
     Primary                    7,159,833   7,125,298   7,189,209   7,100,791
                                =========   =========   =========   =========

     Fully diluted              7,197,929   7,125,298   7,197,823   7,100,791
                                =========   =========   =========   =========





           See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                    JUNE 30,     SEPTEMBER 30,
                                                      1996           1995
                                                   ---------     -------------
                                   ASSETS
    Current assets:
       Cash and cash equivalents                   $  2,429        $  3,569
       Accounts receivable, net
          of allowance of $145                       34,908          47,560
       Inventories                                   54,883          48,966
       Deferred income taxes                            904             904
       Prepaid expenses and other                     1,846           1,930
                                                   --------        --------

          Total current assets                       94,970         102,929
    Property, plant and equipment, net               11,156          11,829
    Other                                               230             330
                                                   --------        --------

          Total assets                             $106,356        $115,088
                                                   ========        ========



                     LIABILITIES AND STOCKHOLDERS' EQUITY


    Current liabilities:
       Current portion of long-term debt           $     88        $    107
       Accounts payable                              26,011          23,279
       Customer deposits                              7,957           3,530
       Accrued liabilities:
          Salaries and wages                          3,423           2,618
          Other                                       3,692           2,093
                                                   --------        --------

          Total current liabilities                  41,171          31,627
    Long-term debt                                   19,674          41,734
    Deferred income taxes                               718             718

    Stockholders' equity:
       Series A preferred stock, $.01 par value,
          $1,000 face value, 7,000 shares
          authorized, issued and outstanding
          (aggregate liquidation preference
          of $7 million)                                  0               0
       Preferred stock $.01 par value,
          4,993,000 shares authorized,
          none issued                                     -               -
       Common Stock, $.01 par value,
          30,000,000 shares authorized,
          6,497,697 and 6,491,345 issued
          and outstanding, respectively                  65              65
    Additional paid-in capital                       14,212          14,160
    Retained earnings                                30,516          26,784
                                                   --------        --------
                                                     44,793          41,009
                                                   --------        --------
          Total liabilities and
            stockholders' equity                   $106,356        $115,088
                                                   ========        ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited




                                                      NINE MONTHS ENDED
                                                           JUNE 30,
                                                      --------------------
                                                        1996      1995
                                                      ---------  ---------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                       $   4,248     $4,188
     Adjustments to reconcile net income to net cash
        flows from operating activities:
        Depreciation and amortization                     2,323      2,247
        Change in assets and liabilities:
           Accounts receivable, net                      12,652        907
           Inventories                                   (5,917)      (659)
           Prepaid expenses and other                        84      2,105
           Accounts payable                               2,732     (5,882)
           Customer deposits                              4,427      1,583
           Accrued liabilities                            2,404        383
           Other                                            100         31
                                                      ---------  ---------
             Net cash flows provided by operating
                activities                               23,053      4,903
                                                      ---------  ---------

     CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property, plant and equipment          (1,667)   (1,560)
     Other, net                                              17         2
                                                      ---------  ---------
              Net cash flows used for investing
                 activities                              (1,650)   (1,558)
                                                      ---------  ---------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in outstanding debt                   (22,079)   (2,777)
     Issuance of common stock                                52         -
     Payments of preferred stock dividends                 (516)     (543)
                                                      ---------  ---------
              Net cash flows used for financing
                 activities                             (22,543)   (3,320)
                                                      ---------  ---------

     Net increase (decrease) in cash and
        cash equivalents                                 (1,140)       25

     Cash and cash equivalents:
        Beginning of period                               3,569     1,081
                                                      ---------  ---------
        End of period                                 $   2,429    $1,106
                                                      =========  =========




            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at June 30, 1996 and the results of operations for the three months and nine months ended June 30, 1996 and 1995 and the cash flows for the same nine-month periods.

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

NOTE (4) - INVENTORIES

     The major classes of inventories are as follows:



                                    June 30,      September 30,
                                      1996            1995
                                    --------      -------------
                Assembly Parts      $35,033         $33,950
                Work-in-Process      19,525          14,782
                Finished Goods          325             234
                                    -------         -------
                                    $54,883         $48,966
                                    =======         =======


NOTE (5) - RECLASSIFICATIONS

     Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1996 presentation.



           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company is the largest electronic assembly organization in the Midwest.
Through its two wholly-owned subsidiaries, Plexus Technology Group, Inc. and Plexus Electronic Assembly Corporation, the Company develops, assembles and tests a variety of electronic component and subsystem products for major corporations in industries such as computer (primarily mainframe and peripheral products), medical, telecommunications and automotive. The Company operates manufacturing facilities in Neenah, Wisconsin and Richmond, Kentucky.

Many of the industries for which the Company currently provides electronic products are subject to rapid technological change, product obsolescence and increased competition. These and other factors which affect the industries the Company provides services for, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

The Company's sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. Allocations of components are an integral part of the electronics industry. Shortages that occurred in the past few years, mainly in logic and memory devices, have been mitigated over the past three months due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

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


RESULTS OF OPERATIONS

Net Sales

Net sales for the three and nine months ended June 30, 1996, increased $13.7 million or 19.0% and $25.6 million or 12.4%, respectively, compared to net sales for the same periods in the prior fiscal year. The increases in net sales were due to increased orders from existing customers, including on-going and new programs, and the addition of new customers. While the Company has seen sales increases across all of the industries it services, growth has been more pronounced in the telecommunications and medical segments of the electronics market. However, certain customers are adjusting near-term production schedules because of their internal excess manufacturing capacity. Therefore, subject to the development and timing of new business, the Company presently anticipates that sales growth for the fourth quarter of fiscal 1996 may not be as strong as the third quarter growth rate.

The Company's two largest customers during the first nine months of fiscal 1996 continue to be International Business Machines Corporation (IBM) and General Electric Company (GE). Net sales to IBM (including up to six subsidiaries or divisions) for the nine months ended June 30, 1996 and 1995 were 28.0% and 26.8%, respectively, of total net sales. Net sales to GE (including up to five subsidiaries or divisions) for the nine months ended June 30, 1996 and 1995 were 13.7% and 18.7%, respectively, of total net sales. Each division or subsidiary of these companies contracts independently of the other division or subsidiary, and the Company does not believe that sales to any particular division or subsidiary depends upon sales to any other. While the combined net sales for these two customers increased in absolute amounts during the nine months ended June 30, 1996 compared to the same period in the prior fiscal year, the Company has continued to obtain new business from other customers. Net sales to the Company's top ten customers accounted for approximately 71% and 76%, of total net sales for the nine months ended June 30, 1996 and 1995, respectively. The Company is dependent upon continued sales to IBM, GE and the rest of its significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

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


Gross Profit

The Company's gross profit for the three and nine months ended June 30, 1996 increased $1.6 million or 26.3% and $1.2 million or 7.2%, respectively, compared to gross profits for the same periods in the prior fiscal year. Gross margins increased to 9.2% from 8.7% of net sales for the three months, but decreased to 7.6% from 8.0% for the nine months ended June 30, 1996, respectively, as compared to the same periods in fiscal 1995. The increase in gross margins for the third quarter reflects the cost saving initiatives implemented by the Company during the second quarter of 1996, together with enhanced procurement management and the continued broadening of the Company's customer base. The cost savings initiatives included reductions in production and administrative personnel through layoffs and attrition and equipment lease reductions. Based on the actions taken, the Company's goal is to realize at least $3 million of annual cost savings, on a pre-tax basis, beginning with the third quarter. The achievement of that level of cost savings is dependent on the Company's ability to maintain realigned expense levels.


During the third quarter, the Company also implemented a flexible labor force program, which utilizes temporary employment agencies to provide trained, production personnel on an as-needed basis, within its Wisconsin operations. This program should enable the Company to react more rapidly to fluctuations in its labor force requirements, while converting a portion of its fixed manufacturing costs to variable costs that can be managed based on customer needs.


The Company's gross margin reflects a number of factors including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, labor efficiencies, and pricing within the electronics industry.


Selling and Administrative Expenses

Selling and administrative (S&A) expenses for the three and nine months ended June 30, 1996 increased $453,000 or 16.8% and $1.2 million or 15.2%, respectively, from the comparable prior periods. As a percentage of net sales, S&A expenses remained flat at 3.7% for the three months, and increased slightly to 4.0% from 3.9% for the nine months ended June 30, 1996 and 1995, respectively. The increases in S&A expenses were due primarily to increased staffing and increased investments in information systems to support higher revenue levels. The Company anticipates future S&A expenses will increase in absolute dollar amounts, and may increase as a percentage of net sales over the near term, as the Company expands its sales and marketing efforts, systems development and customer support.

Interest Expense

Interest expense was $452,000 and $1.6 million, respectively, for the three and nine months ended June 30, 1996, compared to $723,000 and $2.2 million for the comparable periods in fiscal 1995. The decrease in interest expense is primarily due to reduced borrowings required to support working capital, coupled with lower interest rates.

Income Taxes

The Company's effective tax rate was 40.9% and 40.5% for the three and nine months ended June 30, 1996, respectively, as compared to a tax rate of 39.0% for the three and nine months ended June 30, 1995. These rates approximate the blended Federal and state statutory rate as a result of all of the Company's operations being located within the United States.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $23.1 million and $4.9 million for the nine months ended June 30, 1996 and 1995, respectively. Cash from operations was provided primarily by decreases in accounts receivable and increases in accounts payable and customer deposits offset by an increase in inventories. Increases in inventories continue to be influenced mainly by customer-imposed program reductions or delays. The Company is attempting to mitigate the impact of such reductions or delays by obtaining customer deposits for inventories carried by the Company in situations of this nature. The cash generated from operating activities was utilized primarily to reduce outstanding debt. Borrowings under the Company's long-term revolving credit agreement have been reduced by $22 million from $41.5 million at September 30, 1995 to $19.5 million at June 30, 1996.

Capital additions of $1.7 million for the nine months ended June 30, 1996 were primarily concentrated in surface mount assembly equipment and management information systems hardware and software. The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Due to this change in strategy, the Company anticipates increased future capital additions due to the number of operating leases expiring through the remainder of fiscal 1996 and fiscal 1997.

Groundbreaking for the new 111,000 square foot Green Bay, Wisconsin manufacturing facility took place in July, 1996. This facility, which will be leased from Oneida Nations Electronics through a unique business relationship, is currently scheduled to be completed in the second quarter of calendar 1997.

The total debt to equity ratio as of June 30, 1996 of 1.4 to 1 was an improvement from 1.8 to 1 at September 30, 1995.

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

                None



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




8/8/96            /s/ Peter Strandwitz
- ------          ------------------------
 Date           Peter Strandwitz
                Chairman and CEO



8/8/96            /s/ Thomas B. Sabol
- ------          ------------------------
 Date           Thomas B. Sabol
                Vice President-Finance &
                Chief Financial Officer