Form 10-K405
period 1996-09-30
PLEXUS CORP
filed 1996-12-26
CIK 785786

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
   X                Annual Report Pursuant to Section 13 or 15(d)
  ---                 of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

  ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                            Yes   X        No
                                 ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 13, 1996, 6,543,804 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $17.75 closing sale price on that date, as reported on the NASDAQ National Market System) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $105 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                               PART OF FORM 10-K
                                             INTO WHICH PORTIONS OF
                 DOCUMENT                  DOCUMENT ARE INCORPORATED
                 --------                  -------------------------

         Proxy Statement for 1997 Annual
         Meeting of Shareholders                   Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Plexus Corp., through its subsidiaries (together "Plexus" or the "Company"), offers contract development, design, manufacturing and test services primarily to original equipment manufacturers in the computer (primarily mainframes and peripherals), medical, industrial, telecommunications and transportation electronics industries. Plexus offers a full range of services including product development, printed circuit board (PCB) design, material procurement and management, PCB and higher level assembly, functional and in-circuit testing, final system box build and distribution.

         The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment then consignment services. Other than test equipment products, the Company does not design or manufacture its own proprietary products.

         Plexus is a Wisconsin corporation incorporated in 1979. Its principle subsidiaries are Electronic Assembly Corporation and Technology Group, Inc.
The Company's principal office is located at 55 Jewelers Park Drive, Neenah, Wisconsin 54957-0156, and its telephone number is (414) 722-3451. The Company has operations in Neenah, Wisconsin and Richmond, Kentucky.

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

         See "Engineering, Testing and Development."

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

         The Company's manufacturing operations include printed circuit board assembly, testing, and final system box build into the final product housing. While the Company has automated various aspects of many processes, the assembly of components into electronic products remains a labor-intensive process generally requiring a high degree of precision and dexterity in the assembly stage and integration of quality control checks into the manufacturing processes. The Company utilizes specially designed equipment and techniques to maintain its ability to assemble efficiently a wide variety of electronic products.

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

         SMARTHOUSE PARTNERSHIP. As a result of the poor market acceptance of the home automation systems developed and promoted by SmartHouse, L.P. ("SmartHouse"), the Company's production and marketing of SmartHouse-related products during fiscal 1996 was not material. Although the Company continues to produce such items, it does not expect the SmartHouse program to provide significant revenues in the near future. To finance certain expenditures relating to the development and design of the SmartHouse-related products and to reduce its potential risk, the Company had sponsored and invested in a research and development partnership, Plexus Home Automation Limited Partnership ("PHALP"), of which a Plexus subsidiary is general partner and investor.

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

         During fiscal 1996, the Company's services were sold to approximately 104 customers. The customers include five subsidiaries or divisions of International Business Machines Corporation ("IBM") and three subsidiaries or divisions of General Electric Company ("GE"), all of which the Company considers separate customers. Other than IBM and GE, no customer accounted for as much as 10% of the Company's fiscal 1996 sales. Although sales to the various IBM and GE subsidiaries, divisions and locations represented approximately 26% and 13%, respectively, of the Company's total sales in fiscal 1996 (compared to 26% and 17%, respectively, in fiscal 1995 and 39% and 16%, respectively, in fiscal 1994), orders were received from the various independent IBM and GE production facilities, each of which contracts independently of the others. The Company believes that its sales to different IBM and GE locations are not dependent on sales to other locations. The decrease in sales to GE in fiscal 1996 reflects both a decrease in actual sales volume and reduced pricing to certain GE divisions. While the complete loss of either IBM or GE as a customer would have a significant negative impact on the Company, the Company does not believe the loss of all IBM or GE divisions to be a likely possibility.

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

         Company also from time to time considers strategic acquisitions, joint ventures and strategic partnerships with other companies. Under certain circumstances, and subject to identification of appropriate candidates, the Company believes that such transactions may provide an attractive means of growth by providing access to additional customers and/or by adding new capabilities, capacity or locations.

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

         Competitors in the electronics design and assembly field are numerous and range in size from several very large multi-national companies with substantially greater resources than the Company to many smaller companies competing only in specific aspects of the Company's business. The Company also competes against companies which determine to manufacture items in-house rather than contract with a third-party manufacturer. The Company estimates that it controls less than one percent of the global market in the outsourced electronics manufacturing services industry.

EMPLOYEES

         As of December 1, 1996, the Company employed full time approximately 2,159 persons. These employees included approximately 772 professional and engineering employees and approximately 1,387 employees who work in assembly. The Company also employed 336 temporary employees through various temporary employment agencies. The Company has never experienced a work stoppage due to a labor dispute, considers its relations with employees to be very good, and is not a party to any labor contract. To date, the Company has not had any difficulty fulfilling its employment needs.

PATENTS AND TRADEMARKS

         The Company does not own any material patents or copyrights. The Company owns the servicemark "Plexus".

ENGINEERING, TESTING AND DEVELOPMENT

         The Company believes that its engineering, testing and development capabilities are significant factors in the success of its business. The Company maintains a design team of 133 employees, including 125 hardware and software design engineers and support staff, and utilizes an integrated design system in the Company's engineering services.

         To supplement its internal capabilities, Plexus has formed a strategic alliance with Battelle, a leading private independent research and development organization. The Company believes that Battelle will make available to Plexus a wide spectrum of advanced technology and innovative product development experience, to complement the Company's capacities in electronic product design, testing and manufacturing. In selected circumstances in which the Company and Battelle believe use of the alliance is appropriate, the Company believes it will be able to use this alliance to accelerate new product introduction for its customers.

MATERIALS AND COMPONENTS

         The Company does not generally fabricate the component parts which it uses for the products which it assembles. However, the Company uses various component parts which are manufactured by others. Important components include integrated circuits (primarily logic and memory devices), resistors, capacitors and printed circuit boards; these components may be either custom or standard. The Company has numerous suppliers for these components and has generally not experienced difficulties obtaining the components needed for its assemblies. The industry-wide shortage of certain component parts (primarily logic and memory devices) which negatively impacted the Company in the early part of fiscal 1996 and prior periods has subsided. The Company currently anticipates an adequate supply going forward.

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

         In February 1996, the Company entered into a lease agreement with Oneida Nation Electronics ("ONE"), corporation chartered by the Oneida tribe of Indians of Wisconsin. Pursuant to the lease agreement, ONE has agreed to construct and equip an approximately 110,000 square foot manufacturing facility located in the Green Bay, Wisconsin area for the use by the Company. Based on current construction plans, this facility is expected to be completed in the second quarter of calendar 1997. Annual lease payments by the Company for the building and equipment will be based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments. Company management believes this lease provides a financial arrangement under which the Company's earnings would be less likely to be negatively impacted during the start-up phase of the facility than under conventional financing methods and capital commitments would be minimized, although it involves a sharing of potential future profits (if any) from the facility.

         In July 1996, the Company occupied an additional office building, with approximately 19,000 square feet of office space, in Neenah, Wisconsin. The Company leases this office building under a ten-year lease.

         The Company also uses substantial specialized equipment in its operations. The Company leases a substantial amount of this equipment.

         The Company believes that its equipment and facilities are modern, well maintained and, together with the planned ONE facility, adequate for its present needs. However, continued expansion of the Company's business may require additional facility expansion in the future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information regarding the present executive officers of the Company, who are elected by the Board of Directors after each annual meeting of shareholders for one-year terms or until replaced by the Board of Directors.

                                                                                                                 Present
                                                                                                                  Office
                          Name                  Age                          Position                           Held Since
                          ----                  ---                          --------                           ----------
                 Peter Strandwitz                59         Chairman, Chief Executive Office, Director             1979

                 John L. Nussbaum                54         President, Chief Operating Officer,                    1996(1)
                                                            Director

                 Gerald A. Pitner                55         Executive Vice President, Director                     1989

                 Charles C. Williams             60         Vice President                                         1989

                 Thomas B. Sabol                 37         Vice President-Finance and Chief Financial             1996(2)
                                                            Officer

                 Joseph D. Kaufman               39         Vice President, Secretary and General                  1990
                                                            Counsel

                 William F. Denney               63         Vice President, Treasurer and Controller               1995(3)


(1) Mr. Nussbaum has served as President and a director of the Company since 1980. Mr. Nussbaum became Chief Operating Officer in 1996.

(2) Mr. Sabol joined the Company in January 1996. From 1993 to 1995, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation. Prior to that time, Mr. Sabol served as Business Assurance Manager for Coopers & Lybrand, LLP.

(3) Mr. Denney has served as the Vice President and Controller of the Company since 1990, and became Treasurer in 1995.

                                  *    *    *

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in this Form 10-K which are not historical facts (certain of which include terms such as "believe," "expect," "plan," "look forward to" or "anticipate") are forward looking statements that involve risks and uncertainties, including, but not limited to, the Company's ability to secure new customers and maintain its current customer base, the risk of customer reductions, delays or cancellations in both on-going and new programs, the results of cost reduction efforts, the adequate availability of components and related parts for production, the effect of economic conditions, the impact of technological changes and increased competition, design and manufacturing deficiencies, and other risks detailed herein and in the Company's other Securities and Exchange Commissions filings.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

For the years ended September 30, 1996 and 1995, the Company's Common Stock has traded on the NASDAQ National Market System; the price information for that period represents high and low sale prices.

The Company has not paid any cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's dividend intentions.

                                          PRICE RANGE OF                                                  PRICE RANGE OF
      FISCAL YEAR ENDED                    COMMON STOCK                   FISCAL YEAR ENDED                COMMON STOCK
      SEPTEMBER 30, 1996                HIGH            LOW              SEPTEMBER 30, 1995            HIGH            LOW
      First Quarter                     18 3/4        14 3/4           First Quarter                   10 3/4          8 1/4
      Second Quarter                    17 1/4        12 1/2           Second Quarter                  12 7/8          8 1/2
      Third Quarter                     15 1/4        11 1/4           Third Quarter                   14 3/4         11 1/4
      Fourth Quarter                    16            13               Fourth Quarter                  18 7/8         13 1/2
      Year                              18 3/4        11 1/4           Year                            18 7/8          8 1/4


On December 13, 1996, there were approximately 850 holders of record of the Company's Common Stock, and The Company estimates that on that date there were approximately 6,000 total beneficial owners of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                     FOR THE YEARS ENDED SEPTEMBER 30,

                                                             (dollars in thousands, except per share amounts)

OPERATING STATEMENT DATA                                     1996           1995       1994       1993         1992
Net Sales                                                  $316,124       $283,134   $242,483   $159,597     $157,376
Gross profit                                                 27,333         23,696     16,170     13,074       16,695
Operating income                                             13,987         12,435      7,926      6,310        9,727
Net income                                                    7,431          6,343      3,057      2,570        5,050
Fully diluted net income per share                         $   1.03       $    .88   $    .46   $    .40     $    .80

Balance Sheet Data
Working capital                                            $ 51,425       $ 71,302   $ 62,784   $ 45,169     $ 31,370
Total assets                                                107,374        115,088    122,021     95,149       62,689
Long-term debt                                               15,372         41,734     40,691     40,064       20,461
Stockholders' equity                                         48,017         41,009     34,879     24,801       23,130


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements including the terms "believe," "expect," "anticipate" and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed herein.

GENERAL

     Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company is the largest electronic assembly organization in the Midwest. Through its two wholly-owned subsidiaries, Technology Group, Inc. and Electronic Assembly Corporation, the Company offers a full range of services including product development, printed circuit board (PCB) design, material procurement and management, PCB and higher level assembly, functional and in-circuit testing, final system box build and distribution. Services are provided to original equipment manufacturers in the computer (primarily mainframe and peripheral products), medical, industrial, telecommunications and transportation/automotive electronics industries. The Company has operations in Neenah, Wisconsin and Richmond, Kentucky.

     The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some or occasionally all materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related mark-up, in the Company's net sales. Variations in the Company's turnkey sales have caused and could continue to cause the Company's gross margin to fluctuate year to year and quarter to quarter.

     Many of the industries for which the Company currently provides electronic products are subject to rapid technological change, product obsolescence, increased competition, and pricing pressures. These and other factors which affect the industries the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

     The Company's sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. Allocations of components are an integral part of the electronics industry. Shortages that occurred in the past few years including the first half of fiscal 1996, mainly in logic and memory devices, have been mitigated over the past six months due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

     Start-up costs and the management of labor and equipment efficiencies for new programs and new customers can have an effect on the Company's gross margins. Due to these and other factors, gross margins can be negatively impacted early on in the life cycle of new programs. In addition, labor efficiency and equipment utilization rates ultimately achieved and maintained by the Company for new and current programs impact the Company's gross margins.

     The Company operates in a highly competitive industry. The Company faces competition from a number of electronic manufacturing services companies, some with financial and manufacturing resources greater than the Company's. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to remain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

     Other factors that could adversely affect forward-looking statements include the Company's ability to maintain and expand its customer base, gross margin pressures, the overall economic conditions affecting the electronics industry, and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

NET SALES

     In fiscal 1996, net sales grew to $316 million, an increase of $33 million, or 12%, over the previous year. Net sales in fiscal 1995 were $283 million, an increase of $41 million, or 17% over fiscal 1994. The sales increase in fiscal 1996 was due to increased orders from existing customers, including ongoing and new programs, and the addition of new customers. However, the increases were not as extensive as originally anticipated by Company management due to a number of factors. First, in the first half of fiscal 1996, the Company experienced delays in several major new programs from certain new and existing customers, especially at its Advanced Manufacturing Facility. These delays occurred primarily due to customer cutbacks in original forecasts, component shortages and customer time-to-market issues caused by design changes or other customer-specific factors. Secondly, certain ongoing programs had volume reductions from prior years based on revised customer forecasts. Finally, certain customers in fiscal 1996 adjusted production schedules because of their own internal excess manufacturing capacity. This resulted in a reduction in the Company's recent sales growth percentage. The increase in fiscal 1995 over fiscal 1994 was due to an increased customer base and an increase in the amount of component parts sales from its turnkey business.

     While the Company experienced sales growth in fiscal 1996 across all the industries it services, except industrial, growth was more pronounced in the telecommunications, medical and transportation/automotive segments of the electronics market. Sales to the industrial electronics segment were impacted in fiscal 1996 by the timing and changeover for a new generation product from one of the Company's top ten customers resulting in reduced sales levels from fiscal 1995. Sales to the computer segment of the electronics market in fiscal 1996 increased over 1995. However, the percentage of overall computer segment sales declined to 38% from 40% of total net sales due to increases in sales to other segments of the electronics market.

     The Company's two largest customers continue to be International Business Machines Corporation (IBM) and General Electric Company (GE). Net sales to IBM (including up to six subsidiaries or divisions) were 26%, 26%, and 39% for fiscal 1996, 1995, and 1994, respectively. Net sales to GE (including up to five subsidiaries or divisions) were 13%, 17%, and 16% for fiscal 1996, 1995, and 1994, respectively. Each division or subsidiary of these customers contracts independently of the other divisions or subsidiaries. While the combined net sales for these two customers increased in absolute dollar amounts in fiscal 1996 compared to fiscal 1995, the Company has continued to obtain new business from other customers that has resulted in a reduced dependency on IBM and GE. The decrease in sales to GE in fiscal 1996 reflects both a decrease in actual sales volume and reduced unit pricing to certain GE divisions. In fiscal 1995, sales to IBM were reduced due to the termination of several projects relating to IBM product lines, while GE sales increased due to programs with a new division of GE. The Company expects that while sales from IBM and GE should increase in dollar amounts in fiscal 1997, the percentage of total Company sales could continue to decline.

     Net sales to the Company's ten largest customers accounted for 70%, 75%, and 80% of total revenues in fiscal 1996, 1995, and 1994, respectively. The decline has occurred primarily due to the Company's ability to obtain new business from other customers, thereby reducing its dependency on these customers. The Company is still dependent upon continued sales to IBM, GE, and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

     The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth in contract manufacturing revenues. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rates will continue.

GROSS PROFIT

     Gross profit increased by $3.6 million, or 15%, in fiscal 1996 compared to fiscal 1995 and by $7.6 million, or 47%, during fiscal 1995 compared to fiscal 1994. The gross margin increased to 8.6% in fiscal 1996, from 8.4% in fiscal 1995. The gross margin in fiscal 1994 was 6.7%. The slight increase in gross margin in fiscal 1996 compared to fiscal 1995 resulted from the cost-savings initiatives commenced by the Company in the second quarter of fiscal 1996, together with enhanced procurement management, the continued broadening of the Company's customers base, declining material pricing and the increased utilization of the Company's Advanced Manufacturing Facility resulting from increased sales. These factors were mitigated by slower first half sales growth that was unable to absorb certain increased fixed and variable manufacturing costs that had been put in place in early fiscal 1996 in anticipation of higher sales volumes, and increased reserves and write-offs of inventories and accounts receivable, primarily due to improved inventory management procedures instituted in fiscal 1996. In addition, start-up costs and manufacturing labor inefficiencies associated with several new programs impacted negatively on gross margins. The increase in the gross profit percentage in fiscal 1995 over fiscal 1994 was due to the increased utilization of the Advanced Manufacturing Facility which was opened in fiscal 1994 and more efficient use of capacity in the Company's other manufacturing plants offset by increased key electronic component pricing and shortages (primarily logic and memory devices).

     The fiscal 1996 cost-savings initiatives included reductions in production and administrative personnel, and equipment lease reductions. Specifically, the Company reduced production and administrative personnel by approximately 140 since February 1, 1996, through layoffs and attrition. These reductions amounted to an approximate 6% decrease in overall employment at the Company. In addition to the staffing decreases, the Company reduced fixed expenses, primarily through equipment lease reductions. Severance and related costs with respect to staff reductions and equipment lease reductions were not material. In the second half of fiscal 1996 the Company realized pre-tax cost savings of approximately $1.5 million. Based on actions taken, the Company expects to realize at least $3 million in annual cost savings, on a pre-tax basis. The Company also implemented tighter controls over the monitoring and addition of variable and fixed costs. The Company's ability to maintain these realigned expense levels are dependent on a number of factors including adherence to cost savings discipline, and increased labor and equipment efficiencies, which cannot be assured.

     During the third quarter of fiscal 1996, the Company also implemented a flexible labor force program, which utilizes temporary employment agencies to provide trained production personnel on an as-needed basis, within its Wisconsin operations. This program should enable the Company to react more rapidly to fluctuations in its labor force requirements, while converting a portion of its fixed manufacturing costs to variable costs that can be managed based on customer needs. While this program did result in some gross profit improvement in fiscal 1996, until this program is fully implemented into the management of the Company's manufacturing operations, the long-term benefits of such a program on the Company's operations cannot be determined.

     The Company's gross margin also reflects a number of other factors including product mix, the level of start-up costs and efficiencies of new programs, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for customers' products, pricing and competition within the electronics business. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses increased to $13.4 million in fiscal 1996, compared to $11.3 million in fiscal 1995, and $8.2 million in fiscal 1994. As a percentage of sales, S&A expenses were 4.2%, 4.0% and 3.4% in fiscal 1996, 1995, and 1994, respectively. These increases reflect the Company's planned expansion of its sales and marketing efforts, enhancement of its information systems to support the Company's continued growth, and increase in its customer support function. In addition, in the fourth quarter of fiscal 1995 the Company incurred larger than normal expenditures for group health, employee procurement, supplies and charitable donations that are not expected to reoccur at similar levels. The Company anticipates that future S&A expenses will increase in absolute dollars and could increase as a percentage of net sales over the near term, as the Company continues to expand the above support areas.

INTEREST EXPENSE

     Interest expense was $1.9 million in fiscal 1996, compared to $2.5 million in fiscal 1995, and $3.2 million in fiscal 1994. The decrease in interest expense in fiscal 1996 was primarily due to reduced borrowings required to support working capital, coupled with lower interest rates. The decrease in fiscal 1995 was due to decreases in the average daily borrowings on the Company's long-term revolving credit agreement related to working capital requirements in the latter half of the fiscal year and decreases in interest rates. See "Liquidity and Capital Resources."

INCOME TAXES

     Income taxes increased to $4.9 million in fiscal 1996, from $3.9 million in fiscal 1995, and $1.9 million in fiscal 1994. The Company's effective income tax rate has remained constant at rates between 38% to 40% in fiscal 1996, 1995, and 1994. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $29.2 million in fiscal 1996 compared to $4.2 million in fiscal 1995. Cash from operations was provided primarily by decreases in accounts receivable and increases in accounts payable and customer deposits offset by an increase in inventories. The changes in accounts receivable and accounts payable reflect improved cash management. Inventory increases have occurred due to increased sales volumes, purchases required to facilitate the start-up of new programs, and customer-imposed program reductions or delays. The Company is attempting to mitigate the impact of customer-imposed program reductions or delays on working capital by obtaining customer deposits for inventories carried by the Company in situations of this nature. This resulted in a $5 million increase in customer deposits during fiscal 1996. The Company has also further mitigated inventory increases through improved materials management that resulted in improved inventory turns. Inventory turnover improved to 5.6 turns as of September 30, 1996, from 4.8 turns as of September 30, 1995.

     The cash generated from operating activities was utilized primarily to reduce outstanding debt. Borrowings under the Company's long-term revolving credit agreement have been reduced by $26.3 million to $15.2 million as of September 30, 1996, from $41.5 million as of September 30, 1995.

     In 1996, the Company's revolving credit agreement was amended and restated resulting in a reduction in the Company's borrowing rates and reduced the maximum borrowings to $40 million (previously $55 million). All other major terms were unchanged from the previous agreement. The new rates range from LIBOR plus 0.875% to LIBOR plus 2% and from prime less 1/4% to prime plus 1/4% (previously LIBOR plus 2% to LIBOR plus 2 1/2% and prime plus 1/4% to prime plus 1/2%) depending on the Company's consolidated debt-to-worth ratio, as defined by the Amended and Restated Credit Agreement. The Company determined to reduce the maximum borrowings due to the reduction in need for overall outstanding long-term debt as described above. The Company's revolving credit agreement extends through July 1998. The Company anticipates that it will be able to arrange an appropriate extension prior to that time.

     Capital additions of $4.1 million for fiscal 1996 were primarily concentrated in surface mount assembly equipment and management information systems hardware and software. Included in capital additions is $1.7 million of manufacturing equipment that was previously subject to operating leases that were acquired by the Company in August of 1996. No similar operating lease buyouts are anticipated at the present time. Payment for property, plant and equipment for fiscal 1995 and 1994 was $2.1 million and $5.3 million, respectively. Except for the Advanced Manufacturing Facility, these acquisitions were financed from working capital. The Advanced Manufacturing Facility was permanently financed by use of a sale and leaseback transaction in August, 1994.

     The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Due to this change in strategy, the Company anticipates increased future capital additions due to the number of operating leases expiring through fiscal 1997 and other anticipated equipment requirements. The Company estimates that capital expenditures for fiscal 1997 should increase to approximately $10-$12 million which the Company expects to fund through cash flows from operations and the revolving credit agreement.

     In February 1996, the Company entered into a lease agreement with Oneida Nation Electronics (ONE), a corporation chartered by the Oneida tribe of Indians of Wisconsin. Pursuant to the lease agreement, ONE has agreed to construct and equip an approximately 110,000-square-foot manufacturing facility located in the Green Bay, Wisconsin area for use by the Company. Based on current construction plans, this facility is expected to be completed in the second quarter of calendar 1997. Annual lease payments by the Company for the building and equipment will be based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments. Company management believes this lease provides a financial arrangement under which the Company's earnings would be less likely to be negatively impacted during the start-up phase of the facility than under conventional financing methods, and capital commitments would be minimized, although it involves a sharing of potential future profits from the facility.

     The ratio of total debt-to-equity as of September 30, 1996 was 1.2 to 1 compared to 1.8 to 1 as of September 30, 1995.

     The Company anticipates future increases in working capital needs in order to facilitate growth. However, because of the dynamics of the Company's industry, the exact timing and amount of these increases cannot be determined. The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated working capital needs and its anticipated short-term and long-term capital requirements.

     The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. Except for future dividend requirements on the Series A preferred stock, the Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

NEW ACCOUNTING PRINCIPLES

     The Company is required to adopt Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (the "Statement") in 1997. The Statement allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or continue to use an intrinsic value method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic value based method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following "List of Financial Statements and Financial Statement Schedules", and accompanying reports, statements and schedules, which follow beginning on page F.1, all of which are incorporated by reference herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders ("1997 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management-- Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference to the paragraph under "Election of Directors --Directors' Compensation" and "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

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

(b)      Reports on Form 8-K.

         No reports on Form 8-K filed by the Company during the last quarter of fiscal 1996.

                               PLEXUS CORP. 10-K
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                               SEPTEMBER 30, 1996


                                    CONTENTS



                                                                        Pages
                                                                        -----
Report of Independent Accountants                                         F-2

Consolidated Statements of Operations for the three years ended           F-3
September 30, 1996, 1995 and 1994

Consolidated Balance Sheets as of September 30, 1996 and 1995             F-4

Consolidated Statements of Stockholders' Equity for the three years
ended September 30, 1996, 1995 and 1994                                   F-5

Consolidated Statements of Cash Flows for the three years ended
September 30, 1996, 1995 and 1994                                         F-6

Notes to Consolidated Financial Statements                            F-7 to F-11


Financial Statement Schedule:

       Report of Independent Accountants                                  F-12

       Schedule II - Valuation and Qualifying Accounts                    F-13

                                               REPORT OF INDEPENDENT ACCOUNTANTS

           TO THE SHAREHOLDERS AND BOARD OF DIRECTORS PLEXUS CORP.

We have audited the accompanying consolidated balance sheets of Plexus Corp. and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plexus Corp. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
November 13, 1996

CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(dollars in thousands, except per share amounts)


                                                                           1996       1995       1994
Net sales                                                              $316,124   $283,134   $242,483
Cost of sales                                                           288,791    259,438    226,313
-------------------------------------------------------------------------------------------------------
                  Gross profit                                           27,333     23,696     16,170
Selling and administrative expenses                                      13,346     11,261      8,244
-------------------------------------------------------------------------------------------------------
                  Operating income                                       13,987     12,435      7,926
-------------------------------------------------------------------------------------------------------
Other income (expense):
         Interest                                                        (1,924)    (2,470)    (3,152)
         Miscellaneous                                                      314        317        156
-------------------------------------------------------------------------------------------------------
                                                                         (1,610)    (2,153)    (2,996)
-------------------------------------------------------------------------------------------------------
                  Income before income taxes                             12,377     10,282      4,930
Income taxes                                                              4,946      3,939      1,873
-------------------------------------------------------------------------------------------------------
                  Net income                                           $  7,431   $  6,343   $  3,057
=======================================================================================================
Net income per common and common
 equivalent share:
         Primary                                                       $   1.04   $    .89   $    .46
=======================================================================================================
         Fully diluted                                                 $   1.03   $    .88   $    .46
=======================================================================================================


                 The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

                      AS OF SEPTEMBER 30, 1996 AND 1995

(dollars in thousands, except per share amounts)


Assets                                                                               1996       1995
Current assets:
    Cash and cash equivalents                                                     $  1,847   $  3,569
    Accounts receivable, net of allowance of $275 and $145
         in 1996 and 1995, respectively                                             35,312     47,560
    Inventories                                                                     54,386     48,966
    Deferred income taxes                                                            1,753        904
    Prepaid expenses and other                                                       1,451      1,930
------------------------------------------------------------------------------------------------------
             Total current assets                                                   94,749    102,929

Property, plant and equipment, net                                                  12,423     11,829
Other                                                                                  202        330
------------------------------------------------------------------------------------------------------
             Total assets                                                         $107,374   $115,088
======================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                             $     63   $    107
    Accounts payable                                                                27,758     23,279
    Customer deposits                                                                8,614      3,530
    Accrued liabilities:
         Salaries and wages                                                          3,148      2,618
         Other                                                                       3,741      2,093
------------------------------------------------------------------------------------------------------
             Total current liabilities                                              43,324     31,627

Long-term debt                                                                      15,372     41,734
Deferred income taxes                                                                  661        718

Stockholders' equity:
    Series A preferred stock, $.01 par value, $1,000 face value,
         7,000 shares authorized, issued and outstanding
         (aggregate liquidation preference of $7 million)                                0          0
    Preferred stock, $.01 par value, 4,993,000 shares authorized,
         none issued or outstanding                                                      -          -
    Common stock, $.01 par value, 30,000,000 shares authorized,
         6,501,196 and 6,491,332 issued and outstanding, respectively                   65         65
    Additional paid-in capital                                                      14,253     14,160
    Retained earnings                                                               33,699     26,784
------------------------------------------------------------------------------------------------------
                                                                                    48,017     41,009
------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                           $107,374   $115,088
======================================================================================================



                 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(dollars in thousands, except per share amounts)


                                                                       ADDITIONAL                   TOTAL
                                PREFERRED STOCK      COMMON STOCK      PAID-IN      RETAINED    STOCKHOLDER'S
                                SHARES     AMOUNT   SHARES  AMOUNT     CAPITAL      EARNINGS      EQUITY
--------------------------------------------------------------------------------------------------------------
Balances, October 1, 1993            -        $-  6,448,173     $64     $ 6,809        $17,928        $24,801
Exercise of stock options            -         -     12,325       1          20              -             21
Issuance of Series A
     Preferred Stock             7,000         0          -       -       7,000              -          7,000
Net income                           -         -          -       -           -          3,057          3,057
--------------------------------------------------------------------------------------------------------------
Balances, September 30, 1994     7,000         0  6,460,498      65      13,829         20,985         34,879
Exercise of stock options            -         -     30,834       -         331              -            331
Net income                           -         -          -       -           -          6,343          6,343
Preferred stock dividends
     ($77.69 per share)              -         -          -       -           -           (544)          (544)
--------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995     7,000         0  6,491,332      65      14,160         26,784         41,009
Exercise of stock options            -         -      9,864       -          93              -             93
Net income                           -         -          -       -           -          7,431          7,431
Preferred stock dividends
     ($73.71 per share)              -         -          -       -           -           (516)          (516)
--------------------------------------------------------------------------------------------------------------
Balances, September 30, 1996     7,000        $0  6,501,196     $65     $14,253        $33,699        $48,017
==============================================================================================================




                 The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

(in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES                        1996         1995         1994
Net income                                              $  7,431     $  6,343     $  3,057
Adjustments to reconcile net income to net cash flows
          from operating activities:
     Depreciation and amortization                         3,653        3,237        3,103
     Provision for inventories and accounts
          receivable allowances                            2,145          341          566
     Deferred income taxes                                  (906)          92         (156)
     Changes in assets and liabilities:
          Accounts receivable                             12,060       (4,050)     (22,374)
          Inventories                                     (7,377)      10,929      (11,158)
          Prepaid expenses and other                         479        1,270         (690)
          Accounts payable                                 4,479      (13,612)      12,869
          Customer deposits                                5,084           29        2,627
          Accrued liabilities                              2,178         (333)         860
          Other                                               17          (58)         125
---------------------------------------------------------------------------------------------
                Cash flows provided by (used in)
                     operating activities                 29,243        4,188      (11,171)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment              8           19        9,104
Payments for property, plant and equipment                (4,144)      (2,106)      (5,288)
---------------------------------------------------------------------------------------------
                Cash flows provided by (used in)
                     investing activities                 (4,136)      (2,087)       3,816
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                       196,300      121,900      110,791
Payments on debt                                        (222,706)    (121,300)    (110,219)
Issuance of preferred stock                                    -           -         7,000
Issuance of common stock                                      93          331           21
Payments of preferred stock dividends                       (516)        (544)           -
---------------------------------------------------------------------------------------------
                Cash flows provided by (used in)
                     financing activities                (26,829)         387        7,593
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (1,722)       2,488          238
Cash and cash equivalents, beginning of year               3,569        1,081          843
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                  $  1,847     $  3,569     $  1,081
=============================================================================================



                  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 / / DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Plexus Corp. offers contract development, design, manufacturing and test services primarily to original equipment manufacturers in the computer (primarily mainframes and peripherals), medical, industrial, telecommunications and transportation electronics industries. The Company offers a full range of services including product development, printed circuit board (PCB) design, material procurement and management, PCB and higher level assembly, functional and in-circuit testing, final system box build and distribution.

The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. The Company has operations in Neenah, Wisconsin and Richmond, Kentucky.

Consolidation Principles: The consolidated financial statements include the accounts of Plexus Corp. and its subsidiaries (together "the Company"). All significant intercompany transactions have been eliminated.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are valued primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:


         Buildings and improvements   18-40 years
         Machinery and equipment       3-10 years


Revenue Recognition: Revenue is recognized primarily when inventory is shipped. Revenue and profit relating to product design and development contracts (such sales are less than 10% of total revenue) are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts are consistently based on units of work for labor content and cost for component content.

Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and tax reporting purposes.

Stock Options: Proceeds from the sale of newly issued common stock to employees under the Company's stock option plan are credited to common stock to the extent of par value and the excess to additional paid-in capital. Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

Net Income Per Common and Common Equivalent Share: The computation of primary net income per common share is based upon the weighted average number of common shares outstanding plus the effect of common shares contingently issuable relating to outstanding stock options using the treasury stock method (weighted average shares were 6,632,363 in fiscal 1996, 6,583,032 in fiscal 1995 and 6,566,625 in fiscal 1994) and net income reduced for preferred stock dividends. The computation of fully diluted net income per common share reflects additional dilution from stock options and convertible preferred shares using the if-converted method (weighted average shares were 7,188,214 in fiscal 1996, 7,249,286 in fiscal 1995 and 6,705,239 in fiscal 1994).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification: Certain prior years' amounts have been reclassified to conform to the 1996 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  / / INVENTORIES

Inventories as of September 30, 1996 and 1995 consist of (in thousands):

                                         1996                 1995
   Assembly parts                       $37,941             $33,950
   Work-in-process                       16,281              14,782
   Finished goods                           164                 234
                                        ---------------------------

                                        $54,386             $48,966
                                        ===========================

NOTE 3  / / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 1996 and 1995 consist of (in thousands):

                                                                                   1996                   1995
    Land, buildings and improvements                                            $ 8,414                $ 8,395
    Machinery and equipment                                                      25,262                 21,699
                                                                                ------------------------------
                                                                                 33,676                 30,094
    Less accumulated depreciation                                                21,253                 18,265
                                                                                ------------------------------
                                                                                $12,423                $11,829
                                                                                ==============================


NOTE 4  / / DEBT

Long-term debt as of September 30, 1996 and 1995 consists of (in thousands):


                                                                                   1996               1995
    Revolving credit arrangement                                                $15,200            $41,500
    Other notes and obligations
      with a weighted average
      interest rate of 5.5%                                                         235                341
                                                                                --------------------------
                                                                                 15,435             41,841
    Less current portion                                                             63                107
                                                                                --------------------------
                                                                                $15,372            $41,734
                                                                                ==========================

The Company's revolving credit arrangement was amended in August 1996. The agreement provides for maximum borrowings of $40 million (previously $55 million), with all or a portion of the principal bearing interest at a prime-based or a LIBOR-based rate as elected by the Company. These rates range from LIBOR plus 0.875% to LIBOR plus 2% and prime less 1/4% to prime plus 1/4% (previously LIBOR plus 2% to LIBOR plus 2 1/2% and prime plus 1/4% to prime plus 1/2%), depending on the Company's consolidated debt-to-net worth ratio, as defined by the loan agreement. The weighted average interest rate of this agreement was 6.5% as of September 30, 1996. The amount available under the agreement is limited to the sum of 80% of qualified accounts receivable and the lesser of 50% or $27.5 million of qualified inventory, and is collateralized by accounts receivable and inventories. A commitment fee of 1/8 of 1% (previously 1/4 of 1%) per annum on the unused portion of this agreement is payable quarterly. The agreement matures in July 1998. The revolving credit agreement, as amended, includes covenants which require the maintenance of various debt-to-net worth ratios.

The carrying amount of the Company's long-term debt approximates fair value.

The aggregate scheduled maturities of long-term debt in subsequent years are as follows (in thousands):

                1997                      $    63
                1998                       15,209
                1999                           10
                2000                           10
                2001                           11
                Thereafter                    132
                                          -------

                                          $15,435
                                          =======

Cash paid for interest in fiscal 1996, 1995 and 1994 was $2.0 million, $3.0 million and $3.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5  / / INCOME TAXES

Income tax expense (benefit) consists of (in thousands):


                                        1996     1995    1994
          Currently payable:
            Federal                   $4,983   $3,209   $1,706
            State                        869      638      323
                                      ------------------------
                                       5,852    3,847    2,029
                                      ------------------------
          Deferred
            Federal                     (800)      52     (210)
            State                       (106)      40       54
                                      ------------------------
                                        (906)      92     (156)
                                      ------------------------
                                      $4,946   $3,939   $1,873
                                      ========================


Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of operations for fiscal 1996, 1995 and 1994:


                                                                         1996      1995     1994
Federal statutory income tax rate                                        34.0%     34.0%    34.0%
Increase (decrease) resulting from:
    State income taxes, net of
      Federal income tax benefit                                          4.1       4.4      5.0
    Other, net                                                            1.9      (0.1)    (1.0)
                                                                         ------------------------
Effective income tax rate                                                40.0%     38.3%    38.0%
                                                                         ========================


The components of the net deferred income tax asset as of September 30, 1996 and 1995, consist of (in thousands):



                                                                  1996            1995
    Deferred tax assets:
       Inventories                                              $  713        $    426
       Accrued benefits                                            582             521
       Capital losses                                              207             237
       Other                                                       458             371
                                                                ----------------------
                                                                 1,960           1,555
       Less valuation allowance                                   (207)           (181)
                                                                ----------------------
                                                                 1,753           1,374
                                                                ----------------------
    Deferred tax liabilities:
       Property, plant and equipment                               661             997
       Other                                                         -             191
                                                                ----------------------
                                                                   661           1,188
                                                                ----------------------
    Net deferred income tax asset                               $1,092        $    186
                                                                ======================


The Company records a valuation allowance to reflect the estimated amount of deferred tax assets which relate to the realization of capital losses.

Cash paid for income taxes in fiscal 1996, 1995 and 1994 was $5.0 million, $4.6 million and $1.4 million, respectively.

NOTE 6  / / STOCKHOLDERS' EQUITY

During 1994, the Company issued 7,000 shares of Series A Preferred Stock (the "Preferred Shares") with a face value of $1,000 per share. Dividends are earned on the face value of the Preferred Shares at the prime rate less 1%. Dividends are cumulative and payable semi-annually in arrears when and as declared by the Company's Board of Directors. At September 30, 1996, dividends of $18.125 per share (aggregate $126,876) were in arrears on the Preferred Shares. The Company may redeem the Preferred Shares at face value plus any accrued but unpaid dividends, whether declared or not, with notice as defined in the agreement. Through June 30, 2004, the Preferred Shares are convertible into common stock at a conversion price of $12.625 per share. The Company has reserved 554,455 shares of its authorized but unissued common stock for possible conversion.


NOTE 7  / / LEASE COMMITMENTS

The Company has a number of operating lease agreements primarily involving manufacturing equipment, computerized design equipment and manufacturing facilities. These leases are noncancelable and expire on various dates through 2014. Rent expense under all operating leases during fiscal 1996, 1995 and 1994 was approximately $13.5 million, $12.5 million and $10.5 million, respectively. Renewal and purchase options are available on certain of these leases.

During 1996, the Company acquired certain manufacturing equipment that was subject to operating leases for $1.9 million. The equipment was recorded at its fair value which resulted in a writedown of approximately $200,000. The equipment is being depreciated over its remaining useful life.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum annual payments on operating leases are as follows (in thousands):


          1997                            $ 8,054
          1998                              4,013
          1999                              2,082
          2000                              1,968
          2001                              1,848
          Thereafter                       16,844
                                          -------
                                          $34,809
                                          =======

NOTE 8  / / BENEFIT PLANS

The Company has reserved 1.9 million shares of common stock for grant to officers and key employees under employee stock option plans. The exercise price of each option granted shall not be less than the fair market value on the date of grant and vest over a three year period from date of grant. The plan also authorizes the Company to grant 750,000 stock appreciation rights, none of which have been granted. Additionally, each independent outside director is granted 1,500 stock options each December 1 with option pricing and vesting terms similar to the employee plans. The 100,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market. A summary of stock option activity follows:


                                                1996      1995      1994
      Outstanding at beginning of year       750,705   561,377   402,877
      Granted                                281,700   245,000   178,000
      Exercised (between $3.88 and
         $13.69 per share)                    (9,864)  (30,834)  (16,500)
      Lapsed                                  (8,002)  (24,838)   (3,000)
                                           ------------------------------
      Outstanding at end of year           1,014,539   750,705   561,377
                                           ==============================
      Exercisable at end of year             530,540   349,945   252,696
                                           ==============================
      Shares available for future options
         at end of year                      606,142   879,840         2
                                           ==============================


Options outstanding as of September 30, 1996 have exercise prices ranging from $2.54 to $17.44 per share.

The Company is required to adopt Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in 1997. The Statement allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or continue to use an intrinsic value method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic value-based method.

The Company's 401(k) savings plan covers all employees with one or more years of service. The Company matches employee contributions up to 2.5% of eligible earnings. The Company's contributions for fiscal 1996, 1995 and 1994 totaled $828,000, $644,000 and $563,000, respectively.

In September 1996, the Company entered into nonqualified deferred compensation agreements with certain of its officers. Under the agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements. Expense for these agreements totaled $29,000 in fiscal 1996.

The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.

NOTE 9  / / BUSINESS SEGMENT AND MAJOR CUSTOMERS

The Company and its subsidiaries operate in one business segment, the production and sale of electronic products including the designing, manufacturing, programming and testing of computerized electronic assemblies. The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 1996, 1995 and 1994:


                   1996   1995   1994
      Customer A    26%    26%    39%
      Customer B    13%    17%    16%


Accounts receivable related to customers A and B represented 27% of the Company's trade accounts receivable as of September 30, 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10  / / QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1996 and 1995 consists of (in thousands except per share amounts):



                                 First   Second    Third   Fourth
1996                           Quarter  Quarter  Quarter  Quarter     Total
Net sales                      $71,308  $75,286  $86,066  $83,464  $316,124
Gross profit                     4,673    5,176    7,923    9,561    27,333
Net income                         805      839    2,604    3,183     7,431
Income per common share
  Primary                      $  0.11  $  0.12  $  0.36  $  0.45  $   1.04
  Fully diluted                   0.11     0.12     0.36     0.44      1.03

1995
Net sales                      $65,341  $69,380  $72,354  $76,059  $283,134
Gross profit                     4,358    5,938    6,275    7,125    23,696
Net income                         895    1,470    1,823    2,155     6,343
Income per common share*
  Primary                      $  0.13  $  0.21  $  0.26  $  0.30  $   0.89
  Fully diluted                   0.13     0.21     0.26     0.30      0.88


(*) Income per common share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts due to rounding.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Plexus Corp.

Our report on the consolidated financial statements of Plexus Corp. is included on page F-2 of the Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                             COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
November 13, 1996

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 1996, 1995 and 1994
(Dollars in thousands)




                                                                        Additions
                                                     Balance at         Charged to                                 Balance
                                                     Beginning           Costs and            Deductions          At End of
                  Descriptions                        of Period          Expenses                 (A)               Period
----------------------------------------------     --------------      --------------       --------------      --------------
1996:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)    $          145      $          188       $           58      $          275
  Allowance for inventory obsolescence
  (deducted from the asset to which it relates)               307               1,957                  798               1,466
                                                   --------------      --------------       --------------      --------------
                                                   $          452      $        2,145       $          856      $        1,741
                                                   ==============      ==============       ==============      ==============
1995:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)    $          130      $          189       $          174      $          145
  Allowance for inventory obsolescence
  (deducted from the asset to which it relates)               735                 152                  580                 307
                                                   --------------      --------------       --------------      --------------
                                                   $          865      $          341       $          754      $          452
                                                   ==============      ==============       ==============      ==============
1994:
  Allowance for losses on accounts receivable
  (deducted from the asset to which it relates     $          130      $            7       $            7      $          130
  Allowance for inventory obsolescence
  (deducted from the asset to which it relates)               176                 559                  ---                 735
                                                   --------------      --------------       --------------      --------------
                                                   $          306      $          566       $            7      $          865
                                                   ==============      ==============       ==============      ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               December 20, 1996

PLEXUS CORP.                                    By    /s/ PETER STRANDWITZ
(Registrant)                                         ---------------------------
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

                              SIGNATURE AND TITLE


     /s/ Peter Strandwitz                         /s/ John J. McDonough
-------------------------------------       ------------------------------------
Peter Strandwitz, Chairman and                 John J. McDonough, Director
   Chief Executive Officer,
           and Director

     /s/ John L. Nussbaum                         /s/ Harold R. Miller
-------------------------------------       ------------------------------------
John L. Nussbaum, President and                    Harold R. Miller, Director
Chief Operating Officer, and Director


     /s/ Thomas B. Sabol                          /s/ Gerald A. Pitner
-------------------------------------       ------------------------------------
Thomas B. Sabol, Vice President-               Gerald A. Pitner, Director
 Finance and Chief Financial Officer

     /s/ William F. Denney                        /s/ Thomas J. Prosser
-------------------------------------       ------------------------------------
William F. Denney, Vice President,             Thomas J. Prosser, Director
     Treasurer and Controller

     /s/ Rudolph T. Hoppe
-------------------------------------
   Rudolph T. Hoppe, Director


---------------
*  Each of the above signatures is affixed as of December 20, 1996.

                                 EXHIBIT INDEX

                                  PLEXUS CORP.

                     10-K FOR YEAR ENDED SEPTEMBER 30, 1996

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

   3(ii)             Bylaws of Plexus Corp., as
                     amended through November 14, 1996                                           X


    4.1              Restated Articles of                      Exhibit 3(i) to
                     Incorporation of Plexus Corp.             6/30/94 10-Q


    10.1             Supplemental Executive Retirement
                     Agreements dated as of September
                     19, 1996**

                     (a) Peter Strandwitz                                                        X
                     (b) John Nussbaum                                                           X

    10.2             Employment Agreements dated
                     11/15/88** with

                     (a)  William F. Denney                    Exhibit 10.10(b) to
                                                               1988 10-K

                     (b)  Joseph D. Kaufman                    Exhibit 10.10(c) to
                                                               1988 10-K

    10.3             Employee Savings Plan and
                     Trust**:

    (a)              Plan Document                                                               X
    (b)              Non-Standardized Form Adoption                                              X
                     Agreement


    10.4             1988 Stock Option Plan, as
                     amended**                                 Exhibit 12.12 to
                                                               Plexus' Annual Report
                                                               on Form 10-K for the
                                                               year ended
                                                               September 30, 1992
                                                               ("1992 10-K")


                                                                                        INCORPORATED BY              FILED
                      EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
                      -----------                       -------                           ------------             --------
                        10.5(a)            Amended and Restated Revolving            Exhibit 10.17 to
                                           Credit Agreement dated as of              Plexus' Quarterly
                                           March 18, 1996 among Firstar Bank         Report on Form 10-Q
                                           of Milwaukee, Bank One of                 for the quarter ended
                                           Milwaukee, LaSalle National Bank          March 31, 1996
                                           of Chicago, and Harris Trust and          ("3/31/96 10-Q")
                                           Savings Bank, and Firstar Bank as
                                           Agent for the Banks (the "Credit
                                           Agreement")*

                            (b)            Security and Guaranty Agreements
                                           related thereto by:

                                           (i)  EAC                                  Exhibit 10.14(b)(1)
                                                                                     to Plexus' Quarterly
                                                                                     Report on Form 10-Q
                                                                                     for the quarter ended
                                                                                     March 31, 1991
                                                                                     ("3/3/91 10-Q")

                                           (ii)(A)  Plexus Corp.                     Exhibit 10.14(b)(ii)
                                                                                     to 3/31/91 10-Q

                                               (B) Amendment No. 1 thereto           Exhibit
                                                   dated March 1, 1992               10.5(b)(ii)(B) to
                                                                                     Plexus' Annual Report
                                                                                     on Form 10-K for the
                                                                                     year ended September
                                                                                     30, 1993 ("1993 10-
                                                                                     K")

                                               (C) Amendment No. 2 thereto           Exhibit
                                                   dated July 30, 1993               10.5(b)(ii)(C) to
                                                                                     1993 10-K

                                           (iii)  Technology Group, Inc.             Exhibit 10.14(b)(iii)
                                                                                     to 3/31/91 10-Q

                            (c)            Amendment No. 1 to the Credit                                               X
                                           Agreement dated as of August 28,
                                           1996

                        10.6(a)            Plexus Home Automation Limited            Exhibit 10.16 to 1992
                                           Partnership Agreement dated as of         10-K
                                           4/1/92 among Plexus General
                                           Partner Corp. and the Limited
                                           Partners

                            (b)            Amendments thereto                        Exhibit 10.7(b) to
                                                                                     1993 10-K



                                                                                        INCORPORATED BY              FILED
                      EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
                      -----------                       -------                           ------------             --------
                        10.7(a)            Lease Agreement between Neenah            Exhibit 10.8(a) to
                                           (WI) QRS 11-31, Inc. ("QRS:               1994 10-K
                                           11-31") and EAC, dated August 11,
                                           1994*

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

                          10.8             Plexus Corp. 1995 Executive Stock         Exhibit 10.9 to 1994
                                           Option Plan**                             10-K

                          10.9             Plexus Corp. 1995 Directors'              Exhibit 10.10 to 1994
                                           Stock Option Plan**                       10-K

                         10.10             Plexus Corp. 1995 Senior                  Exhibit 10.11 to 1994
                                           Executive Incentive Compensation          10-K
                                           Plan**

                         10.11             Master Lease dated October 21,            Exhibit 10.12 to 1994
                                           1994 between Plexus and Norwest           10-K
                                           Equipment Finance*

                         10.12             Master Lease Agreement dated              Exhibit 10.13 to 1994
                                           August 17, 1992 between Plexus            10-K
                                           and Capital Associates Intl.,
                                           Inc.*

                         10.13             Lease Agreement dated January 31,         Exhibit 10.14 to 1994
                                           1992 between Plexus and Hewlett-          10-K
                                           Packard Company*

                         10.14             Form of Lease of Personal                 Exhibit 10.15 to 1994
                                           Property between EAC and M&I              10-K
                                           First National Leasing Corp.

                         10.15             Lease Agreement dated                     Exhibit 10.16 to
                                           February 12, 1996 between Plexus          3/31/96 10-Q
                                           and Oneida Nation Electronics




                                                                                        INCORPORATED BY              FILED
                      EXHIBIT NO.                       EXHIBIT                           REFERENCE TO             HEREWITH
                      -----------                       -------                           ------------             --------
                         10.16             Master Equipment Lease dated                                                X
                                           January 25, 1996 between Cargill
                                           Leasing Corporation and Plexus

                           11              Statement regarding computation                                             X
                                           of Per Share Earnings

                           21              List of Subsidiaries                                                        X

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