Form 10-Q
period 1996-12-31
PLEXUS CORP
filed 1997-02-14
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                    For the Quarter ended December 31, 1996

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

                                   Yes  X        No
                                       -----       -----


     As of February 5, 1997 there were 6,675,000 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS




                                                                            Page
                                                                            ----
                         PART I.  FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements:

                     Condensed Consolidated Statements of Operations
                     Three Months Ended December 31, 1996 and 1995..............3

                     Condensed Consolidated Balance Sheets
                     December 31, 1996 and September 30, 1996...................4

                     Condensed Consolidated Statements of Cash Flows
                     Three Months Ended December 31, 1996 and 1995..............5

                     Notes to Condensed Consolidated Financial Statements.......6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:

                     General..................................................7-8

                     Results of Operations...................................8-10

                     Liquidity and Capital Resources........................10-11


                          PART II.  OTHER INFORMATION

Item 2.      Changes in Securities.............................................11

Item 4.      Submission of Matters to a Vote of Security Holders...............12

Item 6.      Exhibits and Reports on Form 8-K..................................12

             Signatures........................................................12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   Unaudited



                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                     -------------------------------
                                          1996                  1995
                                     --------------  ---------------
Net sales                                   $87,366          $71,308
Cost of sales                                78,713           66,635
                                     --------------  ---------------
  Gross profit                                8,653            4,673
Selling and administrative
 expenses                                     3,879            2,895
                                     --------------  ---------------
  Operating income                            4,774            1,778
                                     --------------  ---------------
Other income (expense):
  Interest                                     (243)            (574)
  Other                                         165              115
                                     --------------  ---------------
                                                (78)            (459)
                                     --------------  ---------------
  Income before income taxes                  4,696            1,319
Provision for income taxes                    1,832              514
                                     --------------  ---------------
  Net income                                $ 2,864              805
                                     ==============  ===============
Net income per common and common
 equivalent share:
  Primary                                   $  0.40          $  0.11
                                     ==============  ===============
  Fully diluted                             $  0.39          $  0.11
                                     ==============  ===============
Average number of common and common
 equivalent shares outstanding:
  Primary                                 6,786,083        6,712,839
                                     ==============  ===============
  Fully diluted                           7,342,894        7,267,348
                                     ==============  ===============

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)




                                                           December 31,   September 30,
                                                               1996            1996
                                                           ----------------------------
                                                           (Unaudited)     (Audited
                                    ASSETS
Current Assets:
   Cash and cash equivalents                              $        3,808  $        1,847
   Accounts receivable, net of allowance of $285
     and $275, respectively                                       40,706          35,312
   Inventories                                                    59,768          54,386
   Deferred income taxes                                           1,902           1,753
   Prepaid expenses and other                                      2,836           1,451
                                                          --------------  --------------
      Total current assets                                       109,020          94,749
Property, plant and equipment, net                                12,848          12,423
Other                                                                200             202
                                                          --------------  --------------
      Total assets                                        $      122,068  $      107,374
                                                          ==============  ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                      $          193  $           63
   Accounts payable                                               33,477          27,758
   Customer deposits                                               8,161           8,614
   Accrued liabilities:
     Salaries and wages                                            4,041           3,148
     Other                                                         4,979           3,741
                                                          --------------  --------------
     Total current liabilities                                    50,851          43,324
Long-term debt                                                    19,424          15,372
Deferred income taxes                                                665             661
Deferred compensation                                                 16               -

Stockholders' equity:
    Series A preferred stock, $.01 par value,
      $1,000 face value, 7,000 shares
      authorized, issued and outstanding
      (aggregate liquidation preference of $7 million)                 0               0
    Preferred stock $.01 par value,
      4,993,000 shares authorized,
      none issued or outstanding                                       -               -
    Common stock, $.01 par value,
      30,000,000 shares authorized,
      6,543,804 and 6,501,196 issued
      and outstanding, respectively                                   65              65
    Additional paid-in capital                                    14,738          14,253
    Retained earnings                                             36,309          33,699
                                                          --------------  --------------
                                                                  51,112          48,017
                                                          --------------  --------------
Total liabilities and stockholders' equity                $      122,068  $       107,374
                                                          ==============  ==============

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited




                                                   THREE MONTHS ENDED
                                                       DECEMBER 31
                                                 -----------------------
                                                    1996         1995
                                                 -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $     2,864  $      805
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                        894         812
    Deferred income taxes                               (145)          -
    Change in assets and liabilities:
       Accounts receivable                            (5,394)      9,266
       Inventories                                    (5,382)     (6,622)
       Prepaid expenses and other                     (1,385)     (1,339)
       Accounts payable                                5,719       4,988
       Customer deposits                                (453)      1,874
       Accrued liabilities                             2,131         384
       Other                                              18          33
                                                 -----------  ----------
         Cash flows provided by (used in)
           operating activities                       (1,123)     10,201
                                                 -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment            (1,319)       (596)
                                                 -----------  ----------
         Cash flows provided by (used in)
           investing activities                       (1,329)       (596)
                                                 -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                    31,983         200
Payments on debt                                     (27,801)    (11,725)
Issuance of common stock                                 485          22
Payments of preferred stock dividends                   (254)       (263)
                                                 -----------  ----------
         Cash flows provided by (used in)
           financing activities                        4,413     (11,766)
                                                 -----------  ----------
Net increase (decrease) in cash and
  cash equivalents                                     1,961      (2,161)
                                                 -----------  ----------
Cash and cash equivalents:
      Beginning of period                              1,847       3,569
                                                 -----------  ----------
      End of period                              $     3,808  $    1,408
                                                 ===========  ==========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at December 31, 1996 and the results of operations for the three months ended December 31, 1996 and 1995 and the cash flows for the same three-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report.

     The condensed consolidated balance sheet data at September 30, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals.

NOTE (2) - INVENTORIES

     The major classes of inventories are as follows:


                                  December 31,      September 30,
                                     1996              1996
                               ---------------  -----------------
              Assembly Parts       $38,287           $37,941
              Work-in-Process       21,087            16,281
              Finished Goods           394               164
                                   -------           -------
                                   $59,768           $54,386
                                   =======           =======



NOTE (3) - RECLASSIFICATIONS

     Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1997 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements including the terms "believe", "expect", "anticipate" and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed herein.

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

     The Company's sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. Allocations of components are an integral part of the electronics industry. Shortages that occurred in the past few years including the first half of fiscal 1996, mainly in logic and memory devices, have been mitigated over the past nine months due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

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

     Other factors that could adversely affect forward-looking statements include the Company's ability to maintain and expand its customer base, gross margin pressures, the effect of start-up costs related to new facilities, the overall economic conditions affecting the electronics industry, and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

NET SALES

     Net sales for the three months ended December 31, 1996, increased 22.5% to record quarterly sales of $87.4 million from $71.3 million for the same period in the prior fiscal year. The increase in net sales was due to increased orders from existing customers, including on-going and new programs, and the addition of new customers, primarily Unisys Corporation (Unisys). However, net sales to International Business Machines Corporation (IBM), the Company's largest customer, were below the prior year as certain low-margin programs transitioned to low-cost labor markets overseas and a few other programs reached end-of-life status, resulting in reduced sales. The reduction in IBM net sales was more than offset by the above mentioned sales gains with other current and new customers. By industry segment, net sales increased across all industries served, except computer, with growth more pronounced in the telecommunications and medical segment markets.

     The Company's two largest customers continue to be IBM and General Electric Company (GE) who each accounted for approximately 12% of net sales in the quarter ended December 31, 1996. This compares to net sales of 34% and 14% to IBM and GE, respectively, in the same period in the prior fiscal year. The reduction in IBM sales was discussed above, while net sales in dollar terms to GE remained relatively flat from the year ago period. Joining IBM and GE as customers who accounted for more than 10% of the Company's net sales in the most recent quarter were Motorola, Inc. and Unisys. Motorola accounted for 11% of the Company's net sales in the first quarter of fiscal 1997, while Unisys accounted for just over 10%. In the prior fiscal year period net sales to Motorola were less than 10%, while this was the first quarter in which the Company had net sales to Unisys. The Company believes that net sales to each of these four customers should exceed 10% of net sales for fiscal 1997, except for Motorola. Motorola's net sales are expected to decline in the near-term due to the loss of a program to a Motorola in-house manufacturing facility during the second quarter of fiscal 1997. However, the Company continues to serve a number of other programs with Motorola.

     The Company's top ten customers accounted for approximately 68% of total net sales for the three months ended December 31, 1996 compared to 82% for the same period in fiscal 1996 and 70% for all of fiscal 1996. The Company also generated net sales in excess of $1 million during the most recent quarter from 23 customers as compared to 12 such customers in the same period in fiscal 1996. These trends reflect the Company's continued focus of penetrating and expanding its customer base.

     The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. Approximately 20% of the Company's contract manufacturing sales are a direct result of these services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers' current and future programs, and must successfully market to new customers.


GROSS PROFIT

     The Company's gross profit for the three months ended December 31, 1996 increased 85.2% to $8.7 million from $4.7 million for the same period in the prior fiscal year. Gross margins increased to 9.9% for the three months ended December 31, 1996 from 6.6% for the same period in fiscal 1996 but decreased from the 11.4% level in the fourth quarter of fiscal 1996. The increase in gross margins from a year ago reflects the leverage generated by higher sales volumes, the continued cost savings from the Company's cost-saving efforts instituted during the second quarter of fiscal 1996, the increased utilization of our Advanced Manufacturing Facility, better component pricing and the Company's integration of its flexible labor force within its Wisconsin operations. These were offset by increased start-up costs associated with new programs, primarily Unisys, resulting in the decrease in gross margins from the levels attained in the fourth quarter of fiscal 1996.

     The Company's gross margin reflects a number of factors including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, labor efficiencies, and pricing within the electronics industry.


SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses for the three months ended December 31, 1996 increased approximately $1 million from the comparable prior fiscal year period. As a percentage of net sales, S&A expenses increased slightly to 4.4% of net sales from 4.1% for the comparable prior fiscal year period and from 4.2% for all of fiscal 1996. This increase reflects the Company's continued expansion of its sales and marketing and customer support functions, along with enhancements to its information systems in order to support prospective revenue growth and the increase in the Company's customer base. The Company believes that future S&A expenses will increase in terms of absolute dollars but should not increase as a percentage of net sales as the Company continues to expand the above noted support areas.


INTEREST EXPENSE

     Interest expense was $0.2 million in the three months ended December 31, 1996, compared to $0.6 million in the first quarter of fiscal 1996. The decrease in interest expense was primarily due to reduced borrowings required to support working capital, coupled with lower interest rates on the Company's long-term revolving credit agreement.


INCOME TAXES

     Income taxes increased to $1.8 million for the three months ended December 31, 1996 from $0.5 million in the first quarter of fiscal 1996. The Company's effective income tax rate has remained relatively constant at rates between 38% to 40%. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operating activities totaled $1.1 million for the three months ended December 31, 1996. Cash used in operations was attributed to increased working capital requirements, specifically accounts receivable and inventories offset by increases in accounts payable, in order to facilitate the Company's revenue growth.

     Cash flows used in investing activities totaled $1.3 million and were utilized for capital additions primarily concentrated in the upgrading of the Company's computer hardware equipment and new manufacturing equipment. The Company anticipates future capital additions to increase due to the number of operating leases expiring through the remainder of fiscal 1997 and increased manufacturing equipment requirements necessary to handle projected future growth. The Company estimates that capital expenditures for fiscal 1997 should approximate
$10 - $12 million which the company expects to fund through cash flows from operations and the Company's $40 million revolving credit agreement.

     The new 110,000 square foot manufacturing facility located in the Green Bay, Wisconsin area is currently expected to be available for production beginning with the Company's third fiscal 1997 quarter. The facility is the result of a partnership with Oneida Nation Electronics (ONE), a corporation chartered by the Oneida Tribe of Indians of Wisconsin. Pursuant to a lease agreement, ONE will construct and equip the facility for use by the Company. Annual lease payments by the Company for the building and equipment will be based on the profitability of the facility pursuant to a formula defined in the lease agreement.

     Financing activities provided $4.4 million of net cash for the first quarter of fiscal 1997. This primarily represented the increase in net proceeds under the Company's long-term revolving credit agreement, which are not netted on the condensed consolidated statements of cash flows.

     The Company has given notice to the holders of its outstanding shares of Series A Preferred Stock that it will redeem such shares on February 28, 1997 unless they are converted, pursuant to their terms, prior to that date. See
Part II, Item 2 hereof. While the Company expects that such shares will in fact be converted into Company Common Stock, it believes that it has sufficient additional borrowing capacity under its existing long-term revolving credit agreement to effect a cash redemption, if required.

     The ratio of total debt-to-equity as of December 31, 1996 was 1.4 to 1 compared to 1.2 to 1 as of September 30, 1996.

     The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated short-term and long-term capital requirements.


                               *   *   *   *   *

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On February 4, 1997, the Company gave notice to the holders of its outstanding shares of Series A Preferred Stock ("Preferred Shares"), pursuant to the terms of the Preferred Shares, that the Preferred Shares would be redeemed by the Company on February 28, 1997 unless the Preferred Shares were converted into shares of Company Common Stock prior to that date. Although the Company has not received conversion notices from the holders of the Preferred Shares, the Company believes it is likely that the shares will be converted because the conversion price is below the current market value of the Company's Common Stock. Assuming full conversion of the outstanding Preferred Shares, the Company would issue 554,455 shares of Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders on February 12, 1997, the seven continuing directors who were management's nominees for re-election were re-elected. The nominees/directors were re-elected with the following votes:




                                         Authority for
Director's Name         Votes "For"     Voting Withheld
---------------         -----------     ---------------

Rudolph T. Hoppe        6,027,085           17,980
John J. McDonough       6,028,685           16,380
Harold R. Miller        6,027,585           17,480
John L. Nussbaum        6,028,670           16,395
Gerald A. Pitner        6,028,745           16,320
Thomas J. Prosser       6,026,363           18,702
Peter Strandwitz        6,028,745           16,320



Because there were no other matters voted upon, there were no "broker non-votes".

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



2/14/97                /s/ Peter Strandwitz
-------          ---------------------------
 Date            Peter Strandwitz
                 Chairman and CEO



2/14/97                /s/ Thomas B. Sabol
-------           ------------------------
 Date             Thomas B. Sabol
                  Vice President-Finance &
                  Chief Financial Officer