Form 10-Q
period 1997-03-31
PLEXUS CORP
filed 1997-05-09
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1997

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

     As of May 8, 1997 there were 7,250,293 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS



                                                                          Page
                                                                          ----
                         PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                Three and Six Months Ended
                March 31, 1997 and 1996................................... 3

                Condensed Consolidated Balance Sheets
                March 31, 1997 and September 30, 1996..................... 4

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended March 31, 1997 and 1996.................. 5

                Notes to Condensed Consolidated Financial Statements...... 6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

                General................................................... 7-9

                Results of Operations..................................... 9-11

                Liquidity and Capital Resources........................... 11-12



                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities............................................ 12

Item 6.  Exhibits and Reports on Form 8-K................................. 12

         Signatures....................................................... 13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                PLEXUS CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share amounts)
                                  Unaudited


                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           MARCH 31,                 MARCH 31,
                                  ------------------------   -----------------------
                                       1997         1996         1997        1996
                                  -----------   ----------   ----------   ----------
Net sales                         $    96,750   $   75,286   $  184,115   $  146,594
Cost of sales                          86,330       70,110      165,042      136,745
                                  -----------   ----------   ----------   ----------
  Gross profit                         10,420        5,176       19,073        9,849
Selling and administrative
  expenses                              4,272        3,234        8,151        6,129
                                  -----------   ----------   ----------   ----------
  Operating income                      6,148        1,942       10,922        3,720
                                  -----------   ----------   ----------   ----------
Other income (expense):
  Interest expense                       (298)        (504)        (541)      (1,078)
  Other                                    86          (19)         251           96
                                  -----------   ----------   ----------   ----------
                                          212         (523)         290         (982)
                                  -----------   ----------   ----------   ----------
  Income before income taxes            5,936        1,419       10,632        2,738
Provision for income taxes              2,339          580        4,171        1,094
                                  -----------   ----------   ----------   ----------
  Net income                      $     3,597   $      839   $    6,461   $    1,644
                                  ===========   ==========   ==========   ==========
Net income per common share
  and common equivalent share:
    Primary                       $      0.48   $      .12   $     0.88   $      .23
                                  ===========   ==========   ==========   ==========
    Fully diluted                 $      0.47   $      .12   $     0.84   $      .23
                                  ===========   ==========   ==========   ==========
Average number of common
  and common equivalent
  shares outstanding:
    Primary                         7,317,493    6,628,367    7,066,864    6,678,423
                                  ===========   ==========   ==========   ==========
    Fully diluted                   7,705,928    7,182,822    7,647,097    7,232,878
                                  ===========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                    MARCH 31,     SEPTEMBER 30,
                                                                      1997            1996
                                                                   -----------    ------------
                                                                   (Unaudited)      (Audited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                        $     689       $   1,847
  Accounts receivable, net of allowance of $360
    and $275, respectively                                            50,121          35,312
  Inventories                                                         58,830          54,386
  Deferred income taxes                                                2,250           1,753
  Prepaid expenses and other                                             691           1,451
                                                                   ---------       ---------
     Total current assets                                            112,581          94,749
Property, plant and equipment, net                                    14,298          12,423
Other                                                                    237             202
                                                                   ---------       ---------
     Total assets                                                  $ 127,116       $ 107,374
                                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $     223       $      63
  Accounts payable                                                    36,583          27,758
  Customer deposits                                                    6,308           8,614
  Accrued liabilities:
     Salaries and wages                                                3,711           3,148
     Other                                                             4,215           3,741
                                                                   ---------       ---------
     Total current liabilities                                        51,040          43,324
Long-term debt                                                        19,123          15,372
Deferred income taxes                                                    666             661
Deferred compensation                                                     64               -
Stockholders' equity:
  Series A preferred stock, $.01 par value,
     $1,000 face value, 0 and 7,000 shares
     authorized, issued and outstanding, respectively                      -               0
  Preferred stock $.01 par value,
     4,993,000 shares authorized,
     none issued or outstanding                                            -               -
  Common stock, $.01 par value,
     30,000,000 shares authorized,
     7,246,293 and 6,501,196 issued
     and outstanding, respectively                                        72              65
Additional paid-in capital                                            16,329          14,253
Retained earnings                                                     39,822          33,699
                                                                   ---------       ---------
                                                                      56,223          48,017
                                                                   ---------       ---------
Total liabilities and stockholders' equity                         $ 127,116       $ 107,374
                                                                   =========       =========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited

                                                      SIX MONTHS ENDED
                                                           MARCH 31
                                                 --------------------------
                                                      1997          1996
                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $   6,461       $  1,644
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                    1,918          1,556
    Deferred income taxes                             (492)             -
    Change in assets and liabilities:
      Accounts receivable                          (14,809)        11,423
      Inventories                                   (4,444)       (13,065)
      Prepaid expenses and other                       760            115
      Accounts payable                               8,825          5,529
      Customer deposits                             (2,306)         3,917
      Accrued liabilities                            1,037             59
      Other                                              -             80

                                                 ---------       --------
        Cash flows provided by (used in)
          operating activities                      (3,050)        11,258
                                                 ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment          (3,777)          (921)
Proceeds on sale of property, plant
  and equipment                                         13              -
                                                 ---------       --------
        Cash flows used in
          investing activities                      (3,764)          (921)
                                                 ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                  72,182         78,400
Payments on debt                                   (68,271)       (88,952)
Issuance of common stock                             2,083             52
Payments of preferred stock dividends                 (338)          (262)
                                                 ---------       --------
        Cash flows provided by (used in)
          financing activities                       5,656        (10,762)
                                                 ---------       --------
Net decrease in cash and cash equivalents           (1,158)          (425)
                                                 ---------       --------
Cash and cash equivalents:
      Beginning of period                            1,847          3,569
                                                 ---------       --------
      End of period                              $     689       $  3,144
                                                 =========       ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 1997 and the results of operations for the three months and six months ended March 31, 1997 and 1996 and the cash flows for the same six-month periods.

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

     The condensed consolidated balance sheet data at September 30, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE (2) - INVENTORIES

     The major classes of inventories are as follows:


                                    March 31,      September 30,
                                     1997             1996
                                 ------------  -----------------
     Assembly Parts               $  34,957       $  37,941
     Work-in-Process                 23,224          16,281
     Finished Goods                     649             164
                                  ---------       ---------
                                  $  58,830       $  54,386
                                  =========       =========



NOTE (3) - DEBT

     In March 1997, the Company's long-term revolving credit agreement was amended. The LIBOR interest rate was reduced to a fixed rate of LIBOR plus 87 1/2 basis points and the maturity date of the agreement was extended until July 31, 2002. In addition, the agreement is now unsecured.

NOTE (4) - STOCKHOLDERS' EQUITY

     On February 4, 1997, the Company gave notice to the holders of its Series A Preferred Stock ("Preferred Shares") that the shares would be redeemed unless the Preferred Shares were converted into shares of Company Common Stock. On February 28, 1997, the holders of the Preferred Shares converted all such shares into a total of 554,454 shares of Company Common Stock.

NOTE (5) - RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented fully diluted net income per share.

     The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

NOTE (6) - RECLASSIFICATIONS

     Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1997 presentation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements in the future tense and those including the terms "believe", "expect", "anticipate", "intend" and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed herein.

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

     The Company's sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. Allocations of components are an integral part of the electronics industry. Shortages that occurred in the past few years including the first half of fiscal 1996, mainly in logic and memory devices, have been mitigated over the past year due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

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

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three and six months ended March 31, 1997, increased 28.5% and 25.6%, respectively, over the same periods in the prior fiscal year. The increase in net sales was due to increased orders from existing customers, including on-going and new programs, and the addition of new customers, the largest of which was Unisys Corporation (Unisys). However, net sales to International Business Machines Corporation (IBM), the Company's largest customer, were below the prior year as certain low-margin programs transitioned to low-cost labor markets overseas and a few other programs reached end-of-life status, resulting in reduced sales to IBM. The reduction in IBM net sales was more than offset by the above mentioned sales gains with other current and new customers. By industry group, net sales increased across all industries served, with growth more pronounced in the medical, industrial and automotive/transportation segment markets.

     The Company's two largest customers continue to be IBM and General Electric Company (GE) which accounted for approximately 12% and 13%,respecively, of net sales for the six months ended March 31, 1997. This compares to net sales of 30% and 15% to IBM and GE, respectively, in the same period a year ago. The reduction in IBM sales was discussed above, while net sales in dollar terms to GE remained relatively flat from the year ago period. Joining IBM and GE as customers who accounted for more than 10% of the Company's net sales for the six months ended March 31, 1997 was Unisys. Unisys accounted for 11% of net sales. Although sales to Motorola exceeded 10% in the first quarter, they fell below 10% for the six months ended March 31, 1997 due to the loss of a program to a Motorola in-house manufacturing facility during the second quarter of fiscal 1997. However, the Company continues to serve a number of other programs with Motorola. Net sales to Unisys and Motorola were both less than 10% of net sales during the first half of fiscal 1996.

     The Company's top ten customers accounted for approximately 69% of total net sales for the six months ended March 31, 1997 compared to 72% for the same period in fiscal 1996 and 70% for all of fiscal 1996. The Company also generated net sales in excess of $1 million during the most recent quarter from 22 customers as compared to 17 such customers in the same period in fiscal 1996. These trends reflect the Company's continued focus of penetrating and expanding its customer base.

     During the second quarter of fiscal 1997, the Company signed an agreement with Cadence Design Systems, Inc. (CDN), the world's leading provider of electronic design automation software (EDA). Under the terms of the agreement the companies will cooperate in marketing their respective services to offer complete product development and manufacturing solutions to electronic original equipment manufacturers (OEMs). While the Company is hopeful this arrangement will expand opportunities, there can be no assurance.

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

GROSS PROFIT

     The Company's gross margin percentage improved to 10.4% for the six months ended March 31, 1997 from 6.7% for the same period in fiscal 1996 and from 8.6% for all of fiscal 1996. The gross margin for the quarter ended March 31, 1997 increased to 10.8% from 6.9% for the same period in fiscal 1996. The increase in gross margins from a year ago reflects the leverage generated by higher sales volumes, the continued cost savings from the Company's cost-saving efforts instituted during the second quarter of fiscal 1996, the increased utilization of the Company's Advanced Manufacturing Facility, better component pricing and the Company's integration of its flexible labor force within its Wisconsin operations. These were partially offset by increased start-up costs associated with new programs, primarily Unisys, and increased hiring in our engineering and technical manufacturing areas in order to continue to expand our capabilities and meet customer demands.

     The Company's gross margin reflects a number of factors including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, labor efficiencies, and pricing within the electronics industry.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses for the three and six months ended March 31, 1997 increased approximately $1 million or 32% and $2 million or 33%, respectively, from the comparable prior fiscal year periods. As a percentage of net sales, S&A expenses increased slightly to 4.4% of net sales for the first half of fiscal 1997 from 4.2% for the first half of fiscal 1996. This increase reflects the Company's continued expansion of its sales and marketing and customer support functions, along with enhancements to its information systems in order to support prospective revenue growth and the increase in the Company's customer base. The Company believes that future S&A expenses will increase in terms of absolute dollars but does not expect it to increase as a percentage of net sales as the Company continues to expand the above noted support areas.

INTEREST EXPENSE

     Interest expense was $0.3 million and $0.5 million for the three and six months ended March 31, 1997, compared to $0.5 million and $1.1 million for the comparable periods in fiscal 1996. The decrease in interest expense was primarily due to reduced borrowings required to support working capital, coupled with lower interest rates on the Company's long-term revolving credit agreement.

     In March 1997, the Company's revolving credit agreement was amended resulting in an extension of the maturity date of the agreement to July 31, 2002. In addition, the LIBOR borrowing rate was reduced to a fixed rate of LIBOR plus 87 1/2 basis points from a range of LIBOR plus 100 basis points to LIBOR plus 200 basis points, depending on the Company's consolidated debt-to-worth ratio. Finally, the debt is now unsecured.

INCOME TAXES

     Income taxes increased to $4.2 million for the six months ended March 31, 1997 from $1.1 million in the first half of fiscal 1996, reflecting increased pre-tax profits. The Company's effective income tax rate has remained relatively constant at rates between 38% to 40%. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operating activities totaled $3.0 million for the six months ended March 31, 1997. Cash used in operations was attributed to increased working capital requirements, specifically accounts receivable and inventories offset by increases in accounts payable, in order to facilitate the Company's revenue growth.

     Cash flows used in investing activities totaled $3.8 million for the first half of fiscal 1997 and were utilized for capital additions primarily concentrated in the upgrading of the Company's computer hardware equipment and new manufacturing equipment. The Company anticipates future capital additions to increase due to the number of operating leases expiring through the remainder of fiscal 1997 and increased manufacturing equipment requirements necessary to handle projected future growth. The Company estimates that capital expenditures for fiscal 1997 should approximate $10 million which the company expects to fund through cash flows from operations and the Company's $40 million revolving credit agreement.

     The Company's new 110,000 square foot manufacturing facility located in the Green Bay, Wisconsin area began production in April 1997. The facility is the result of a partnership with Oneida Nation Electronics (ONE), a corporation chartered by the Oneida Tribe of Indians of Wisconsin. Pursuant to a lease agreement, ONE constructed and equipped the facility for use by the Company. Annual lease payments by the Company for the building and equipment are based on the profitability of the facility pursuant to a formula defined in the lease agreement.

     Financing activities provided $5.7 million of net cash for the first half of fiscal 1997. This primarily represented the increase in net proceeds under the Company's long-term revolving credit agreement. In March 1997, the Company's revolving credit agreement was amended. See "Interest Expense" in "Results of Operations" above.

     The Company's Series A Preferred Stock was converted to into 554,454 shares of Company Common Stock on February 28, 1997. (See footnote 4 to the Company's condensed consolidated financial statements and Part II, Item 2 "Changes in Securities" below.)

     The ratio of total debt-to-equity as of March 31, 1997 was 1.3 to 1 compared to 1.2 to 1 as of September 30, 1996.

     The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated short-term and long-term capital requirements.


                               *   *   *   *   *

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On February 4, 1997, the Company gave notice to the holders of its then outstanding shares of Series A Preferred Stock ("Preferred Shares"), that the Preferred Shares would be redeemed by the Company on February 28, 1997 unless the Preferred Shares were converted into shares of Company Common Stock prior to that date. The Company subsequently received conversion notices from both holders of the Preferred Shares, relating to all of such Preferred Shares. Therefore, in full conversion of the Preferred Shares, the Company issued 554,454 shares of Common Stock, $.01 par value, on February 28, 1997. The shares of Common Stock were not registered by the Company under the Securities Act of 1993, in reliance on Section 3(a)(9) of such Act.

     Although the Company's Articles of Incorporation continue to authorize the Company to issue shares of preferred stock, and grant the Board of Directors the authority to determine the terms of such shares, there are no shares of Company preferred stock currently outstanding. The holders of the Preferred Shares had rights to dividends and liquidation proceeds prior to those of the Company's Common Stock, as well as certain other rights in specified situations.

     In addition, in March 1997, the Company's revolving credit agreement was amended. See "Interest Expense" in "Management's Discussion and Analysis" above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                10 - Revolving Credit Agreement (Dated March 20, 1997)

                11 - Computation of per share earnings

                27 - Financial data schedule

       (b)      Reports on Form 8-K

                None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


5/12/97                      /s/ Peter Strandwitz
-------                      ------------------------
 Date                        Peter Strandwitz
                             Chairman and CEO



5/12/97                      /s/ Thomas B. Sabol
-------                      ------------------------
 Date                        Thomas B. Sabol
                             Vice President-Finance &
                             Chief Financial Officer

                                                                      EXHIBIT 11
                                                        MARCH 31, 1997 FORM 10-Q



                                  PLEXUS CORP.
             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     ______



                                    Three Months Ended      Six Months Ended
                                      March 31, 1997         March 31, 1997
                                    ----------------------  ------------------
                                                  Fully                Fully
                                     Primary     Diluted    Primary   Diluted
                                    ----------  ----------  --------  --------
Net income                          $  3,597    $  3,597   $  6,461  $  6,461
Adjustment for preferred
     stock dividend earned                84           -        211         -
                                    --------    --------   --------  --------
                                    $  3,513    $  3,597   $  6,250  $  6,461
                                    ========    ========   ========  ========
Weighted average number
     of common shares
     outstanding (1)                   6,845       6,845      6,683     6,683

Adjustment:
     Assumed issuances under
       stock option plan                 472         491        384       502
     Assumed conversion of
       preferred stock (1)                 -         370          -       462
                                    --------    --------   --------  --------
     Common equivalent shares
       outstanding                     7,317       7,706      7,067     7,647
                                    ========    ========   ========  ========
Net income per common share         $    .48    $    .47   $    .88  $    .84
                                    ========    ========   ========  ========

(1) Reflects conversion of Plexus Corp. Series A Preferred Stock to Common Stock effective February 28, 1997.