Form 10-Q
period 1997-06-30
PLEXUS CORP
filed 1997-08-13
CIK 785786

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended June 30, 1997

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


                             55 Jewelers Park Drive
                          Neenah, Wisconsin 54957-0156
               (Address of principal executive offices)(Zip Code)
                        Telephone Number (920) 722-3451
              (Registrant's telephone number, Including Area Code)

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

     As of August 8, 1997 there were 7,326,105 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS


                                                                        Page
                         PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

                Condensed Consolidated Statements of Operations
                Three and Nine Months Ended
                June 30, 1997 and 1996.....................................3

                Condensed Consolidated Balance Sheets
                June 30, 1997 and September 30, 1996.......................4

                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended June 30, 1997 and 1996...................5

                Notes to Condensed Consolidated Financial Statements.....6-7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations:

                General..................................................7-9

                Results of Operations...................................9-11

                Liquidity and Capital Resources...........................11


                          PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities..........................................12

  Item 6.  Exhibits and Reports on Form 8-K...............................12

           Signatures.....................................................12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   Unaudited


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                            ------------------------            -----------------------
                                                1997          1996                  1997        1996
                                            -----------  -----------            ----------  -----------
Net sales                                   $    99,092  $    86,066            $  283,207  $   232,660
Cost of sales                                    87,149       78,143               252,191      214,888
                                            -----------  -----------            ----------  -----------
     Gross profit                                11,943        7,923                31,016       17,772
Selling and administrative
      expenses                                    4,478        3,145                12,629        9,274
                                            -----------  -----------            ----------  -----------
      Operating income                            7,465        4,778                18,387        8,498
                                            -----------  -----------            ----------  -----------
Other income (expense):
      Interest                                     (186)        (452)                 (727)      (1,578)
      Other                                          37           78                   288          222
                                            -----------  -----------            ----------  -----------
                                                   (149)        (374)                 (439)      (1,356)
                                            -----------  -----------            ----------  -----------
      Income before income taxes                  7,316        4,404                17,948        7,142
Provision for income taxes                        2,897        1,800                 7,068        2,894
                                            -----------  -----------            ----------  -----------
      Net income                            $     4,419  $     2,604            $   10,880  $     4,248
                                            ===========  ===========            ==========  ===========
Net income per common share
   and common equivalent share:
      Primary                               $      0.57  $      0.36            $     1.46  $      0.59
                                            ===========  ===========            ==========  ===========
      Fully diluted                         $      0.56  $      0.36            $     1.39  $      0.59
                                            ===========  ===========            ==========  ===========
Average number of common
  and common equivalent
  shares outstanding:
      Primary                                 7,776,905    7,159,833             7,309,221    7,189,209
                                            ===========  ===========            ==========   ==========
      Fully diluted                           7,882,192    7,197,929             7,807,832    7,197,823
                                            ===========  ===========            ==========   ==========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                        JUNE 30,             SEPTEMBER 30,
                                                                         1997                   1996
                                                                  -----------------       -----------------
                                                                     (Unaudited)              (Audited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                        $        3,149           $        1,847
  Accounts receivable, net of allowance of $360
    and $275, respectively                                                 43,107                   35,312
  Inventories                                                              55,318                   54,386
  Deferred income taxes                                                     2,250                    1,753
  Prepaid expenses and other                                                1,038                    1,451
                                                                   --------------           --------------
     Total current assets                                                 104,862                   94,749
Property, plant and equipment, net                                         17,088                   12,423
Other                                                                         275                      202
                                                                   --------------           --------------
     Total assets                                                  $      122,225           $      107,374
                                                                   ==============           ==============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $          213           $           63
  Accounts payable                                                         34,607                   27,758
  Customer deposits                                                         6,226                    8,614
  Accrued liabilities:
    Salaries and wages                                                      4,416                    3,148
    Other                                                                   5,430                    3,741
                                                                   --------------           --------------
     Total current liabilities                                             50,892                   43,324
Long-term debt                                                              9,320                   15,372
Deferred income taxes                                                         666                      661
Other liabilities                                                             112                        -

Stockholders' equity:
  Series A preferred stock, $.01 par value,
    $1,000 face value, 0 and 7,000 shares
    authorized, issued and outstanding, respectively                            -                        0
  Preferred stock $.01 par value,
    4,993,000 shares authorized,
    none issued or outstanding                                                  -                        -
Common stock, $.01 par value,
    30,000,000 shares authorized,
    7,246,293 and 6,501,196 issued
    and outstanding, respectively                                              73                       65
Additional paid-in capital                                                 16,921                   14,253
Retained earnings                                                          44,241                   33,699
                                                                   --------------           --------------
                                                                           61,235                   48,017
                                                                   --------------           --------------
Total liabilities and stockholders' equity                         $      122,225           $      107,374
                                                                   ==============           ==============

          See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   Unaudited



                                                                    NINE MONTHS ENDED
                                                                         JUNE 30
                                                        -------------------------------------
                                                              1997                  1996
                                                         --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $      10,880         $       4,248
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                               3,043                 2,323
    Deferred income taxes                                        (492)                    -
    Change in assets and liabilities:
      Accounts receivable                                      (7,795)               12,652
      Inventories                                                (932)               (5,917)
      Prepaid expenses and other                                  413                    84
      Accounts payable                                          6,849                 2,732
      Customer deposits                                        (2,388)                4,427
      Accrued liabilities                                       2,957                 2,404
      Other                                                        57                   100
                                                        -------------         -------------
        Cash flows provided by
          operating activities                                 12,592                23,053
                                                        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                     (7,745)               (1,667)
Proceeds on sale of property, plant
  and equipment                                                    19                    17
                                                        -------------         -------------
        Cash flows used in
          investing activities                                 (7,726)               (1,650)
                                                        -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                             90,442               157,900
Payments on debt                                              (96,344)             (179,979)
Issuance of common stock                                        2,676                    52
Payments of preferred stock dividends                            (338)                 (516)
                                                        -------------         -------------
        Cash flows used in
          financing activities                                 (3,564)              (22,543)
                                                        -------------         -------------
Net increase (decrease) in cash and cash
  equivalents                                                   1,302                (1,140)
                                                        -------------         -------------
Cash and cash equivalents:
      Beginning of period                                       1,847                 3,569
                                                        -------------         -------------
      End of period                                     $       3,149         $       2,429
                                                        =============         =============

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997

NOTE (1) - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at June 30, 1997 and the results of operations for the three months and nine months ended June 30, 1997 and 1996 and the cash flows for the same nine-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report and all subsequent periodic SEC filings.

     The condensed consolidated balance sheet data at September 30, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE (2) - INVENTORIES

     The major classes of inventories are as follows:


                                  June 30,                September 30,
                                    1997                      1996
                                -----------             ---------------
     Assembly Parts             $    34,339                $   37,941
     Work-in-Process                 20,478                    16,281
     Finished Goods                     501                       164
                                -----------                ----------
                                $    55,318                $   54,386
                                ===========                ==========



NOTE (3) - STOCKHOLDERS' EQUITY

     On July 17, 1997, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every one share of common stock outstanding. The issuance of the new stock from the 2-for-1 split will be on August 25, 1997 to holders of record as of August 14, 1997. The stock split will increase the number of common shares outstanding to approximately 14.6 million from 7.3 million; outstanding options are also being adjusted to reflect the stock split. Share and per share information will be restated in future SEC filings to reflect the split.

NOTE (4) - RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements in the future tense and those including the terms "believe", "expect", "anticipate", "intend" and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed in further detail below (in particular under "General").

GENERAL

     Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company is one of the largest electronic assembly organization in the United States. Through its two wholly-owned subsidiaries, Technology Group, Inc. and Electronic Assembly Corporation, the Company offers a full range of services including product development, printed circuit board (PCB) design, material procurement and management, PCB and higher level assembly, functional and in-circuit testing, final system box build and distribution. Services are provided to original equipment manufacturers in the computer (primarily mainframe and peripheral products), medical, industrial, telecommunications and transportation/automotive electronics industries. The Company has operations in Neenah, Wisconsin, Green Bay, Wisconsin and Richmond, Kentucky. In addition, the Company will expand its geographic presence in the Southeastern U.S. by establishing a new engineering and sales facility in Raleigh, N.C. The facility is expected to be operational in September 1997.

     The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some or occasionally all materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related mark-up, in the Company's net sales. Variations in the Company's turnkey sales have caused and could continue to cause the Company's gross margin and profitability to fluctuate year to year and quarter to quarter.

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

     The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Customer programs can be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's recent historical sales growth rate will continue. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

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

     The Company's sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. Allocations of components are an integral part of the electronics industry. Shortages that occurred in the past few years including the first half of fiscal 1996, mainly in logic and memory devices, have been mitigated since that time due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

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

The Company expects to be year 2000 compliant in fiscal 1998. The costs associated with implementing year 2000 applications are not expected to be material.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three and nine months ended June 30, 1997, increased 15.1% and 21.7%, respectively, compared to the same periods in the prior fiscal year. The increase in net sales was due to increased orders from existing customers, including on-going and new programs; and the addition of new customers, the largest of which was Unisys Corporation (Unisys). However, the overall rate of sales growth slowed in the third quarter mainly due to a reduction in sales to Unisys. The Company believes that the second and third calendar quarters are traditionally slower quarters for Unisys. This reduction was also caused by a cancellation of a Unisys program, however it is anticipated that a follow on program will begin in the first quarter of fiscal 1998 (although it remains subject to cancellation, modification, or delay). In addition, net sales to International Business Machines Corporation (IBM), the Company's largest customer last year, were below the prior year as certain low-margin programs transitioned to low-cost labor markets overseas and a few other programs reached end-of-life status, resulting in reduced sales to IBM. The reduction in IBM net sales was more than offset by the above mentioned sales gains with other current and new customers. By industry group, net sales increases for the third fiscal quarter were mainly realized in the industrial, telecommunications and automotive/transportation segment markets. Subject to the development and timing of new business, the Company presently anticipates that sales growth for the fourth quarter of fiscal 1997 should be stronger than the third quarter growth rate.

     The Company's two largest customers continue to be IBM and General Electric Company (GE) with each accounting for approximately 12% of net sales for the nine months ended June 30, 1997. This compares to net sales of 28% and 14% to IBM and GE, respectively, in the same period a year ago. The reduction in IBM sales was discussed above, while net sales in dollar terms to GE were up over 11% relative to the same period in the prior year. This increase was primarily due to increased sales to GE Medical Systems. Joining IBM and GE as customers who accounted for more than 10% of the Company's net sales for the nine months ended June 30, 1997 was Unisys. Unisys accounted for 10% of net sales year to date, down from 11% through the first six months of fiscal 1997. Net sales to Motorola for the nine months ended June 30, 1997 were 9% of net sales, but represented 11% of net sales for the three months ended June 30, 1997. The timing of sales to Motorola varies due to its in-house manufacturing capacity. Net sales to Unisys and Motorola were both less than 10% of net sales in fiscal 1996.

     The Company's top ten customers accounted for approximately 68% of total net sales for the nine months ended June 30, 1997 compared to 71% for the same period in fiscal 1996 and 70% for all of fiscal 1996. This trend reflects the Company's continued focus of penetrating and expanding its customer base.

GROSS PROFIT

     The Company's gross margin percentage improved to 11.0% for the nine months ended June 30, 1997 from 7.6% for the same period in fiscal 1996 and from 8.6% for all of fiscal 1996. The gross margin for the quarter ended June 30, 1997 increased to 12.1% from 9.2% for the same period in fiscal 1996. The increase in gross margins from a year ago reflects the leverage generated by higher sales volumes, the continued cost savings from the Company's cost-saving efforts instituted during the second quarter of fiscal 1996, and better component pricing. These were partially offset by increased hiring in our engineering and technical manufacturing areas in order to continue to expand our capabilities and meet customer demands.

     The Company's gross margin reflects a number of factors including product mix, the level of start up costs and efficiencies associated with new programs, capacity utilization of surface mount and other equipment, labor efficiencies, and pricing within the electronics industry.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses for the three and nine months ended June 30, 1997 increased approximately $1.3 million or 42% and $3.4 million or 36%, respectively, from the comparable prior fiscal year periods.
As a percentage of net sales, S&A expenses increased slightly to 4.5% of net sales for the nine months ended June 30, 1997 from 4.0% for the comparable period in fiscal 1996. This increase reflects the Company's continued expansion of its sales and marketing and customer support functions, along with enhancements to its information systems in order to support prospective revenue growth and the increase in the Company's customer base. The Company believes that future S&A expenses will increase in terms of absolute dollars but does not expect it to increase significantly as a percentage of net sales as the Company continues to expand the above noted support areas.

INTEREST EXPENSE

     Interest expense was $0.2 million and $0.7 million for the three and nine months ended June 30, 1997, compared to $0.5 million and $1.6 million for the comparable periods in fiscal 1996. The decrease in interest expense was primarily due to reduced borrowings required to support working capital, coupled with lower interest rates on the Company's long-term revolving credit agreement.

INCOME TAXES

     Income taxes increased to $7.1 million for the nine months ended June 30, 1997 from $2.9 million in the comparable period of fiscal 1996, reflecting increased pre-tax profits. The Company's effective income tax rate has remained relatively constant in recent periods at rates between 38% to 40%. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities totaled $12.6 million for the nine months ended June 30, 1997. Cash provided by operations was attributed to improved operating results and working capital management, specifically accounts payable, offset primarily by increases in accounts receivable caused by increased sales.

     Cash flows used in investing activities totaled $7.7 million for the nine months ended June 30, 1997 and were utilized for capital additions primarily concentrated in new manufacturing equipment and the upgrading of the Company's computer hardware equipment. The Company anticipates future capital additions to increase due to the number of operating leases expiring through the remainder of fiscal 1997 and increased manufacturing equipment requirements necessary to handle projected future growth. The Company estimates that total capital expenditures for fiscal 1997 should approximate $10 to $12 million which the company expects to fund through cash flows from operations and the Company's $40 million long-term revolving credit agreement. The Company estimates that fiscal 1998 capital expenditures should be similar to the fiscal 1997 levels and should be funded through the above noted sources.

     Cash flows used in financing activities totaled $3.6 million for the nine months ended June 30, 1997. This primarily represented the reduction in net borrowings under the Company's long-term revolving credit agreement.

     The ratio of total debt-to-equity as of June 30, 1997 was 1.0 to 1 compared to 1.2 to 1 as of September 30, 1996.

     The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated short-term and long-term capital requirements.


                               *   *   *   *   *

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     On July 17, 1997, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every one share of common stock outstanding. The issuance of the new stock from the 2-for-1 split will be on August 25, 1997 to holders of record as of August 14, 1997. The stock split will increase the number of common shares outstanding to approximately 14.6 million from 7.3 million; outstanding options are also being adjusted to reflect the stock split. Share and per share information will be restated in future SEC filings to reflect the split.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           11 - Computation of per share earnings

           27 - Financial data schedule

     (b)   Reports on Form 8-K

           None


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


8/12/97                            /s/ Peter Strandwitz
-------                          ------------------------
 Date                            Peter Strandwitz
                                 Chairman and CEO



8/12/97                           /s/ Thomas B. Sabol
-------                          ------------------------
 Date                            Thomas B. Sabol
                                 Vice President-Finance &
                                 Chief Financial Officer