Form 10-K405
period 1997-09-30
PLEXUS CORP
filed 1997-12-29
CIK 785786

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K


(Mark One)
   X            Annual Report Pursuant to Section 13 or 15(d)
 -----            of the Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----                 SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-14824

                                PLEXUS CORP.
           (Exact name of registrant as specified in its charter)

                  WISCONSIN                           39-1344447
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


55 JEWELERS PARK DRIVE, NEENAH, WISCONSIN                       54957-0156
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (920) 722-3451

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 12, 1997, 14,810,353 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $23.00 closing sale price on that date, as reported on the NASDAQ National Market System) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $313 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                PART OF FORM 10-K
                                             INTO WHICH PORTIONS OF
               DOCUMENT                    DOCUMENT ARE INCORPORATED
               --------                    -------------------------
      Proxy Statement for 1998 Annual
      Meeting of Shareholders                     Part III


                                                  PART I

ITEM 1.  BUSINESS

GENERAL

     Plexus Corp., through its subsidiaries (together "Plexus" or the "Company"), offers contract development, design, manufacturing and test services primarily to original equipment manufacturers in the computer (primarily mainframes, servers and peripherals), medical, industrial, telecommunications and transportation electronics industries. Plexus offers a full range of services including product development, printed circuit board
(PCB) design, material procurement and management, prototyping, PCB and higher level assembly, functional and in-circuit testing, final system box build and distribution.

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

     Plexus is a Wisconsin corporation incorporated in 1979. Its principle subsidiaries are Electronic Assembly Corporation and Technology Group, Inc. The Company's principle office is located at 55 Jewelers Park Drive, Neenah, Wisconsin 54957-0156, and its telephone number is (920) 722-3451.

RECENT DEVELOPMENTS

     On November 14, 1997, through the Company's recently formed PAC Acquisition Corp. subsidiary, the Company acquired substantially all of the electronic manufacturing-related assets of Nguyen Electronics, Inc. and Tertronics, Inc. (together, "NEI"), electronic manufacturing and assembly companies operating in Minneapolis, Minnesota and Milpitas, California, respectively. The acquisitions provide the Company with assembly capabilities, facilities and sales offices in the Twin Cities and Silicon Valley, both of which have a concentration of technology-based companies which the Company believes constitute potential customers. The Company also expects to continue customer relationships which were assumed from NEI.

     In the NEI acquisition, the Company acquired substantially all of NEI's assets (other than assets of an unrelated Tertronics business), as well as related real estate in Minnesota, and assumed certain specified related liabilities. The NEI acquisition represented, individually and combined, less than 3% of the Company's total assets. Total combined sales of NEI were approximately $3.0 million in the 12-month period ended September 30, 1997. Because the NEI acquisition is being accounted for as a purchase transaction, results of the acquired operations will be included in Plexus financial information only from and after the date of the acquisition.

     In September 1997, the Company occupied an engineering design center, with approximately 5,000 square feet, in Raleigh, North Carolina. This expansion establishes a new engineering and sales facility to further develop, support and strengthen the Company's technological capabilities and customer base on the East Coast. This facility will also provide the Company with another avenue for attracting additional human resources. In April 1997, the Company occupied its new manufacturing center near Green Bay, Wisconsin. The new Green Bay facility is leased under an operating agreement with the Oneida tribe of Indians. See "Properties" (Item 2) below.

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

     The Company's design services may include initial feasibility studies, product concept definition, development or specifications for product feature and functions, product engineering specifications, microprocessor design, design of circuit and custom or semi-custom computer chips, software development, drafting, prototype production and testing, and development of test specifications and procedures.

     The NEI acquisition added additional design and prototyping/quick turn capabilities in California.

     See "Engineering, Testing and Development."

     PRODUCT MANUFACTURE. The Company, primarily through its Electronic Assembly Corporation subsidiary, manufactures electronic products and assemblies for use in a wide variety of industries and applications. The NEI acquisition added additional assembly capability in Minnesota.

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

     During fiscal 1997, the Company's services were sold to approximately 113 customers. Three customers represented over 10% of the Company's fiscal 1997 net sales, as follows:

                                                Fiscal Year % of Net Sales
                                                --------------------------
Customer                                           1997     1996     1995
-------------------------------------------        ----     ----     ----
International Business Machines Corporation        12%      26%      26%

General Electric Company                           13%      13%      17%

Motorola, Inc.                                     10%       *        *

__________________
     *Less than 10%


     Many large customers, including those above, contract independently through multiple divisions, subsidiaries or production facilities. The Company believes that in many cases its sales to one such subsidiary, division or facility are not dependent on sales to others. Although the complete loss of any major customer could have a significant negative impact on the Company, the Company does not believe the loss of all divisions, subsidiaries or facilities of a major customer to be likely. For a further discussion of sales to these and other large customers, see "Management's Discussion and Analysis -- Results of Operations -- Net Sales" (Item 7) which is incorporated herein by reference.

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

     The Company also from time to time considers strategic acquisitions, joint ventures and strategic partnerships with other companies. Under certain circumstances, and subject to identification of appropriate candidates, the Company believes that such transactions may provide an attractive means of growth by providing access to additional customers and/or by adding new capabilities, capacity or locations.

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

EMPLOYEES

     As of December 1, 1997, the Company employed full time approximately 2,168 persons. These employees included approximately 834 professional, technical and engineering employees and approximately 1,334 employees who work in assembly. The Company also employed 71 temporary employees through various temporary employment agencies. The Company has never experienced a work stoppage due to a labor dispute, considers its relations with employees to be very good, and is not a party to any labor contract. To date, the Company has not had any difficulty fulfilling its employment needs.

PATENTS AND TRADEMARKS

     The Company does not own any material patents or copyrights. The Company owns the servicemark "Plexus" and has applied for (and is using) the servicemark "Plexus, the Product Realization Company".

ENGINEERING, TESTING AND DEVELOPMENT

     The Company believes that its engineering, testing and development capabilities are significant factors in the success of its business. The Company maintains a design team of 164 employees, including 146 hardware and software design engineers and support staff, and utilizes an integrated design system in the Company's engineering services.

     To supplement its internal capabilities, Plexus has formed a strategic alliance with Battelle, a leading private independent research and development organization. The Company believes that Battelle will make available to Plexus a wide spectrum of advanced technology and innovative product development experience, to complement the Company's capacities in electronic product design, testing and manufacturing. In selected circumstances in which the Company and Battelle believe use of the alliance is appropriate, the Company believes it will be able to use this alliance to accelerate new product introduction for its customers. The Company has also recently entered into a similar arrangement with Cadence Design Systems, a world leader in software design, for cooperative design and marketing programs.

MATERIALS AND COMPONENTS

     The Company does not generally fabricate the component parts which it uses for the products which it assembles. However, the Company uses various component parts which are manufactured by others. Important components include integrated circuits (primarily logic and memory devices), resistors, capacitors and printed circuit boards; these components may be either custom or standard. The Company has numerous suppliers for these components and has generally not experienced difficulties in fiscal 1997 in obtaining the components needed for its assemblies.

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

     In January 1994, the Company occupied a newly constructed surface mount assembly facility in Neenah, Wisconsin. This facility is approximately 175,000 square feet, and is used for manufacturing purposes. The Company leases the facility, designated the "Advanced Manufacturing Center" as a result of its design by the Company to incorporate advanced assembly processes, under a twenty year lease.

     In 1985, the Company opened an assembly facility with approximately 45,000 square feet of assembly and office space, which it owns in Richmond, Kentucky.

     In February 1996, the Company entered into a lease agreement with Oneida Nation Electronics ("ONE"), corporation chartered by the Oneida tribe of Indians of Wisconsin. Pursuant to the lease agreement, ONE agreed to construct and equip an approximately 110,000 square foot manufacturing facility located in the Green Bay, Wisconsin area for the use by the Company. The facility was occupied by the Company in April 1997. Annual lease payments by the Company for the building and equipment will be based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments. Company management believes this lease provides a financial arrangement under which the Company's earnings would be less likely to be negatively impacted during the start-up phase of the facility than under conventional financing methods and capital commitments would be minimized, although it involves a sharing of potential future profits (if any) from the facility.

     In July 1996, the Company occupied an additional office building, with approximately 19,000 square feet of office space, in Neenah, Wisconsin. The Company leases this office building under a ten-year lease. In March 1997, the Company occupied another additional office building, with approximately 13,000 square feet of office space, in Neenah, Wisconsin. The Company leases this office building under a ten-year lease.

     In September 1997, the Company occupied an engineering design center, with approximately 5,000 square feet, in Raleigh, North Carolina. The Company leases this building under a six-year lease.

     In November 1997, the Company purchased an approximately 14,000 square foot manufacturing and office facility in Minneapolis, Minnesota as part of the NEI acquisition. In addition, as part of the NEI transaction, the Company has leased an approximately 5,000 square foot manufacturing and office facility in Milpitas, California for a five-year term, to house its west coast assembly and sales operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table contains certain information regarding the present executive officers of the Company, who are elected by the Board of Directors after each annual meeting of shareholders for one-year terms or until replaced by the Board of Directors.

                                                                      Present
                                                                       Office
       Name         Age                Position                      Held Since
       ----         ---                --------                      ----------
Peter Strandwitz     60   Chairman, Chief Executive Office, Director    1979

John L. Nussbaum     55   President, Chief Operating Officer, Director  1996(1)

Gerald A. Pitner     56   Executive Vice President, Director            1989

Charles C. Williams  61   Vice President                                1989

Thomas B. Sabol      38   Vice President-Finance and Chief Financial    1996(2)
                          Officer

Joseph D. Kaufman    40   Vice President, Secretary and General Counsel 1990

William F. Denney    64   Vice President and Treasurer                  1995(3)


(1) Mr. Nussbaum has served as President and a director of the Company since 1980. Mr. Nussbaum became Chief Operating Officer in 1996.

(2) Mr. Sabol joined the Company in January 1996. From 1993 to 1995, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation. Prior to that time, Mr. Sabol served as Business Assurance Manager for Coopers & Lybrand, LLP.

(3) Mr. Denney has served as the Vice President of the Company since 1990, and became Treasurer in 1995. He was the Company's Controller from 1990 to 1997.

                                 *    *    *

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in this Form 10-K which are not historical facts (such as statements which are in the future tense or which include terms such as "believe," "expect," "plan," "look forward to" or "anticipate") are forward looking statements that involve risks and uncertainties, including, but not limited to, the Company's ability to integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the risk of customer reductions, delays or cancellations in both on-going and new programs, the results of cost reduction efforts, the adequate availability of components and related parts for production, the effect of economic conditions, the ability to successfully integrate acquired operations, the impact of technological changes and increased competition, design and manufacturing deficiencies, and other risks detailed herein and in the Company's other Securities and Exchange Commissions filings.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         INFORMATION ON COMMON STOCK

         For the years ended September 30, 1997 and 1996, the Company's Common Stock has traded on the NASDAQ National Market System; the price information for that period represents high and low sale prices.

         The Company has not paid any cash dividends. See "Management's Discussion and Analysis of Operations" for a discussion of the Company's dividend intentions.

         PRICE RANGE OF COMMON STOCK
              FISCAL YEAR ENDED SEPTEMBER 30, 1997                 FISCAL YEAR ENDED SEPTEMBER 30, 1996
                              High       Low                                          High       Low
         -----------------------------------------------------------------------------------------------
         First Quarter       10 3/8      6 7/8                   First Quarter        9 3/8      7 3/8
         -----------------------------------------------------------------------------------------------
         Second Quarter      17 5/8      8 3/8                   Second Quarter       8 5/8      6 1/4
         -----------------------------------------------------------------------------------------------
         Third Quarter       28         12 1/2                   Third Quarter        7 5/8      5 5/8
         -----------------------------------------------------------------------------------------------
         Fourth Quarter      38 1/4     23 1/2                   Fourth Quarter       8          6 1/2
         -----------------------------------------------------------------------------------------------
         YEAR                38 1/4      6 7/8                   Year                 9 3/8      5 5/8
         -----------------------------------------------------------------------------------------------

INVESTOR INFORMATION

Plexus Corp. Common Stock is traded over-the-counter on the NASDAQ National Market Sytem, symbol PLXS. As of September, 30, 1997, there were approximately 6,000 shareholders of record. On December 19, 1997, the Company announced that it may repurchase up to 2,000,000 shares (or $25 million in value) of its Common Stock in market purchases.

ITEM 6.  SELECTED FINANCIAL DATA.

         FINANCIAL HIGHLIGHTS

         (dollars in thousands, except per share amounts)                                    For the Years Ended September 30,

         OPERATING STATEMENT DATA                                       1997         1996         1995         1994         1993
         --------------------------------------------------------------------------------------------------------------------------
         Net sales                                                    $386,431     $316,124     $283,134     $242,483     $159,597
         --------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                   44,016       27,333       23,696       16,170       13,074
         --------------------------------------------------------------------------------------------------------------------------
         Gross margin                                                     11.4%         8.6%         8.4%         6.7%         8.2%
         --------------------------------------------------------------------------------------------------------------------------
         Operating income                                               26,817       13,987       12,435        7,926        6,310
         --------------------------------------------------------------------------------------------------------------------------
         Operating margin                                                  6.9%         4.4%         4.4%         3.3%         4.0%
         --------------------------------------------------------------------------------------------------------------------------
         Net income                                                      16,400       7,431        6,343        3,057        2,570
         --------------------------------------------------------------------------------------------------------------------------
         Fully diluted net income per share                           $    1.04    $    .52     $    .44     $    .23     $    .20
         --------------------------------------------------------------------------------------------------------------------------

         CASH FLOWS STATEMENT DATA
         --------------------------------------------------------------------------------------------------------------------------
         Cash flows provided by operations                            $  20,361    $ 29,243     $  4,188     $(11,171)    $ (9,548)
         --------------------------------------------------------------------------------------------------------------------------
         Capital equipment additions                                     10,738       4,144        2,106        5,288        8,233
         --------------------------------------------------------------------------------------------------------------------------

         BALANCE SHEET DATA
         --------------------------------------------------------------------------------------------------------------------------
         Working capital                                              $  53,258    $ 51,425     $ 71,302     $ 62,784     $ 45,169
         --------------------------------------------------------------------------------------------------------------------------
         Total assets                                                   121,817     107,374      115,088      122,021       95,149
         --------------------------------------------------------------------------------------------------------------------------
         Long-term debt                                                   3,516      15,372       41,734       40,691       40,064
         --------------------------------------------------------------------------------------------------------------------------
         Stockholders' equity                                            67,583      48,017       41,009       34,879       24,801
         --------------------------------------------------------------------------------------------------------------------------
         Return on average assets                                          14.3%        6.7%         5.4%         2.8%         3.2%
         --------------------------------------------------------------------------------------------------------------------------
         Return on average equity                                          28.4%       16.7%        16.7%        10.2%        10.7%
         --------------------------------------------------------------------------------------------------------------------------
         Inventory turnover ratio                                           6.7x        5.6x         4.8x         4.1x         3.7x
         --------------------------------------------------------------------------------------------------------------------------

         NOTE: All share and per share information reported throughout this 10-K has been restated (except where noted) to give effect to the Company's two-for-one stock split effective August 25, 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONDITION AND RESULTS OF OPERATIONS.

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements in the future tense and those including the terms "believe," "expect," "anticipate," "intend" and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed in further detail below (in particular "General").

GENERAL

Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company provides product realization services and is one of the largest electronic assembly organizations in the United States. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., and Plexus Electronic Assembly Corporation, the Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution. Services are provided to original equipment manufacturers in the computer (primarily mainframe, server and peripheral products), medical, industrial, telecommunications and transportation electronics industries.

The Company has operations in Wisconsin and Kentucky, and recently expanded to North Carolina, Minnesota and California. The expansion in Raleigh, N.C., in September 1997 established a new engineering and sales facility to further develop, support and strengthen the Company's technological capabilities and customer base on the East Coast. In November 1997, the Company acquired the assets of two related companies located in Minneapolis, Minn., and Milpitas, Calif., in a cash transaction made through the Company's newly formed PAC Acquisition Corp. subsidiary. The assets acquired, individually and combined, were less than 3 percent of the Company's total assets. Total combined sales of the acquired companies were approximately $3 million in the 12-month period ended September 30, 1997. The Minneapolis location strengthens the Company's presence in the medical industry. The California location puts the Company in the heart of Silicon Valley. The acquisitions are intended to support the Company's growth as the product realization company. Because the acquisitions were accounted for using the purchase method of accounting, the effects of the acquisitions will only be included in the Company's financial statements from the acquisition date. The acquisitions are not expected to have a material impact on the Company's financial condition and results of operations.

The Company continues to look for other opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some or, occasionally, all materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. Variations in the Company's turnkey sales have caused, and could continue to cause, the Company's gross margin and profitability to fluctuate year to year and quarter to quarter.

Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry. Shortages that occurred in the past, including the first half of fiscal 1996, mainly in logic and memory devices, were mitigated in the second half of fiscal year 1996, as well as in fiscal 1997, due to a shift in the supply-demand cycle for such components. While in general the marketplace for such components has eased, allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

Many of the industries for which the Company currently provides electronic products are subject to rapid technological change, product obsolescence, increased competition, and pricing pressures. In fiscal 1997, approximately 6 percent of the Company's total sales were foreign, with less than 2 percent going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Customer programs can be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's recent historical sales growth rate will continue. In fiscal 1998, sales growth, when compared to like periods in fiscal 1997, is expected to be more pronounced in the second half of the year due to the effect of the timing of certain programs on first half sales, and anticipated new customers and new programs ramping production up in the second half of the fiscal year. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. Approximately 20 percent of the Company's contract manufacturing sales are a direct result of these services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth in contract manufacturing revenues. Currently, the design and development services are less than 10 percent of total sales. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. The Company must also successfully integrate and leverage its new regional product design centers into this strategy. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rates will continue.

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

Geographical expansion and growth by acquisition can have an effect on the Company's operations. The successful operation of an acquired business will require communication and cooperation among key managers, along with the transition of customer relationships. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations and may experience certain inefficiencies which could negatively impact the results of operations. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

The Company has a corporate information technology organization whose primary purpose is to ensure vision and direction of information systems to meet internal and external needs. The Company must keep pace with rapid technological developments in its management information systems and its production facilities and equipment, and can experience costs and conversion difficulties in connection with the implementation of new systems and processes. In addition, like all other companies, the Company must assure that its computer and software systems, and other machinery and systems that depend upon computer-driven operations or which have embedded chips or micro-processors, are capable of accurately functioning and accurately recognizing and processing data in the year 2000 and beyond ("Year 2000 Compliant"). The Company expects to be Year 2000 Compliant in calendar 1998, although certain functions are subject to the efforts of third-party suppliers. The costs associated with implementing year 2000 applications currently are not expected to be material, although there can be no assurances.

The Company operates in a highly competitive industry. The Company faces competition from a number of domestic and foreign electronic manufacturing services companies, some with financial and manufacturing resources greater than the Company's. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to remain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

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

RESULTS OF OPERATIONS

NET SALES
In fiscal 1997, net sales grew to $386 million, an increase of $70 million, or 22 percent, over the previous year. Net sales in fiscal 1996 were $316 million, an increase of $33 million, or 12 percent, over fiscal 1995. The increase in net sales in fiscal 1997 was due both to increased orders from existing customers, including ongoing and new programs, and the addition of new customers, the largest of which was Unisys Corporation (Unisys). However, sales to International Business Machines Corporation (IBM), the Company's largest customer in fiscal 1996, were significantly below the prior year as certain low-margin programs, primarily disk drive business, transitioned to low-cost labor markets overseas and other programs reached end-of-life status or were transitioned by IBM into in-house manufacturing facilities. The reduction in IBM sales was more than offset by the above-mentioned sales gains with other current and new customers.

The sales increase in fiscal 1996 was due to increased orders from existing customers, including ongoing and new programs, and the addition of new customers. However, the increases were not as extensive as originally anticipated by Company management primarily due to delays in several new programs caused by customer cutbacks in original forecasts, component shortages and customer time-to-market issues caused by design changes or other customer-specific factors. In addition, certain ongoing programs had volume reductions from prior years based on revised customer forecasts. Finally, certain customers adjusted production schedules because of their own internal excess manufacturing capacity.

While the Company experienced sales growth in fiscal 1997 across all the industries it services, except the computer industry which had essentially flat sales, growth was more pronounced in the telecommunications, industrial and transportation industries of the electronics market. Sales to the computer industry were impacted primarily by the reduction in sales to IBM, offset by the addition of Unisys as a new customer. As a result, the percentage of overall computer industry sales declined to 31 percent from 38 percent of total sales. Sales for fiscal 1997 for the other industries were as follows: Medical 21 percent (21 percent in fiscal 1996), Industrial 21 percent (18 percent), Transportation 12 percent (11 percent), Telecommunications 11 percent (9 percent), and Other 4 percent (3 percent). Currently, the Company does not expect there will be any material changes in the breakdown of its sales by industry in fiscal 1998.

The Company's largest customers continue to be IBM and General Electric Company
(GE). Sales to IBM (including up to six subsidiaries or divisions) were 12 percent, 26 percent and 26 percent of total sales for fiscal 1997, 1996, and 1995, respectively. Sales to GE (including up to four subsidiaries or divisions) were 13 percent, 13 percent and 17 percent of total sales for fiscal 1997, 1996, and 1995, respectively. Sales to Motorola, Inc. (including up to five subsidiaries or divisions) reached 10 percent of total sales for the first time in fiscal 1997. Finally, fiscal 1997 sales to Unisys were slightly less than 10 percent of the Company's total sales. These results reflect the Company's dedication to continue diversifying its customer base, and decrease its dependence on any particular customer or customers. Each division or subsidiary of these customers contracts independently of the other divisions or subsidiaries. The Company has continued to obtain new business from other customers that has resulted in a reduced dependency on IBM and GE. The reduction in IBM sales was discussed above. Sales in dollar terms to GE were up over 19 percent from fiscal 1996, the decrease as a percentage of net sales resulted from the Company's increasing sales to other customers. This dollar volume increase was primarily due to increased sales to GE Medical Systems. The increase in sales to Motorola resulted from new programs commenced in fiscal 1997. Sales to Unisys resulted from the transition of programs during the year to the Company. Currently the Company expects sales from IBM, GE and Unisys to remain steady in fiscal 1998. However, their percentage of total Company sales could continue to decline as other customers grow. The timing and amount of sales to Motorola vary due to its in-house manufacturing capacity.

Sales to the Company's ten largest customers accounted for 68 percent, 70 percent, and 75 percent of total revenues in fiscal 1997, 1996, and 1995, respectively. The decline has occurred primarily due to the Company's ability to obtain new business from other customers, thereby reducing its dependency on these customers. The Company remains dependent upon continued sales to IBM, GE, Motorola, Unisys and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT
Gross profit increased by $16.7 million, or 61 percent, in fiscal 1997 compared to fiscal 1996 and by $3.6 million, or 15 percent, during fiscal 1996 compared to fiscal 1995. The gross margin increased to 11.4 percent in fiscal 1997, from
8.6 percent in fiscal 1996. The gross margin in fiscal 1995 was 8.4 percent. The increase in gross margin in fiscal 1997 compared to fiscal 1996 reflects the leverage generated by higher sales volumes, continued cost savings from initiatives instituted in the second quarter of fiscal 1996, the increased utilization of the Company's Advanced Manufacturing Facility, better component pricing, improved product mix, and the Company's integration of its flexible labor force within its Wisconsin operations. These were partially offset by increased start-up costs associated with new programs, primarily Unisys, and increased hiring in the Company's engineering and technical manufacturing areas in order to continue to expand its capabilities and meet customer demands.

The slight increase in gross margin in fiscal 1996 over fiscal 1995 was due to the cost-saving initiatives, together with enhanced procurement management, the continued broadening of the Company's customer base, declining material pricing and the increased utilization of the Company's Advanced Manufacturing Facility resulting from increased sales. These factors were mitigated by slower first half sales growth, and increased reserves and write-offs of inventories and accounts receivable, primarily due to improved inventory management procedures instituted in fiscal 1996.

The fiscal 1996 cost-saving initiatives included reductions in production and administrative personnel, and equipment lease reductions. Specifically, the Company reduced production and administrative personnel by approximately 140 since February 1, 1996, through layoffs and attrition. These reductions amounted to an approximate 6 percent decrease in overall employment at the Company. In addition to the staffing decreases, the Company reduced fixed expenses, primarily through equipment lease reductions. Severance and related costs with respect to staff reductions and equipment lease reductions were not material. In the second half of fiscal 1996, the Company realized pre-tax cost savings of approximately $1.5 million. The Company also implemented tighter controls over the monitoring and addition of both variable and fixed costs. Future savings, which can not be assured, have continued but at reduced levels because of certain increases which were necessary to support the Company's continued growth in fiscal 1997.

Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

The Company's gross margin also reflects a number of other factors, including product mix, the level of start-up costs and efficiencies of new programs, sales volume, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative (S&A) expenses increased to $17.2 million in fiscal 1997, compared to $13.3 million in fiscal 1996, and $11.3 million in fiscal 1995. As a percentage of sales, S&A expenses were 4.5 percent, 4.2 percent and
4.0 percent in fiscal 1997, 1996 and 1995, respectively. These increases reflect the Company's planned expansion of its sales and marketing efforts, enhancement of its information systems to support the Company's continued growth, and increase in its customer support function. In addition, fiscal 1997 amounts include provisions for attainment of the Company's management bonus plan. The Company anticipates that future S&A expenses will increase in absolute dollars but should remain between 4.5 percent and 4.7 percent of sales, as the Company continues to expand these support areas.

OTHER INCOME (EXPENSE)
Interest expense was $0.8 million in fiscal 1997, compared to $1.9 million in fiscal 1996 and $2.5 million in fiscal 1995. The continuous decrease in interest expense is primarily due to reduced borrowings required to support working capital, coupled with lower interest rates. See "Liquidity and Capital Resources."

Miscellaneous income was $1.0 million in fiscal 1997, compared to $0.3 million in fiscal 1996 and 1995. The increase in 1997 includes approximately $600,000 in gains from the buyout and sale of certain leased manufacturing equipment.

INCOME TAXES
Income taxes increased to $10.7 million in fiscal 1997, from $4.9 million in fiscal 1996, and $3.9 million in fiscal 1995, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent in fiscal 1997, 1996, and 1995. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operating activities were $20.4 million in fiscal 1997, compared to $29.2 million in fiscal 1996. Cash from operations was provided primarily by improved net profits. Accounts receivable increases have occurred primarily due to increased sales volumes. The changes in inventory and customer deposits reflect improved materials management. Inventory turnover improved to
6.7 turns as of September 30, 1997, from 5.6 turns as of September 30, 1996.

The cash generated from operating activities was utilized primarily to purchase additional manufacturing equipment and to reduce outstanding debt. Borrowings under the Company's long-term revolving credit agreement have been reduced by approximately $12 million to $3.3 million as of September 30, 1997, from $15.2 million as of September 30, 1996. The Company also obtained $3.5 million in net capital as a result of stock option exercises, which were significant due to the increase in the Company's stock price in fiscal 1997.

In 1997, the Company's $40 million revolving credit agreement was amended resulting in an unsecured arrangement and a reduction in the Company's borrowing rates. All other major terms were unchanged from the previous agreement. The new borrowing rates are LIBOR plus 0.875 percent and prime less 1/4 percent (previously LIBOR plus 0.875 percent to LIBOR plus 2 percent and prime less 1/4 percent to prime plus 1/4 percent). The Company's revolving credit agreement extends through July 2002.

Capital additions of $10.7 million for fiscal 1997 were primarily concentrated in surface mount assembly equipment, engineering workstations and related software, and management information systems hardware and software. Payments for property, plant and equipment for fiscal 1996 and 1995 were $4.1 million and $2.1 million, respectively. These acquisitions were financed from working capital.

The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1998 to be similar to fiscal 1997 at approximately $10 to $12 million, which the Company expects to fund through cash flows from operations and the revolving credit agreement.

A new 110,000-square-foot manufacturing facility located in Green Bay, Wisconsin, began production in April 1997. The facility is the result of a partnership with Oneida Nation Electronics (ONE), a corporation chartered by the Oneida Tribe of Indians of Wisconsin. Pursuant to a lease agreement, ONE constructed and equipped the facility for use by the Company. Annual lease payments by the Company for the building and the equipment are based on the profitability of the facility pursuant to a formula defined in the lease agreement. Company management believes this lease provides a financial arrangement under which the Company's earnings would be less likely to be negatively impacted during the start-up phase of the facility than under conventional financing methods, and capital commitments would be minimized, although it involves a sharing of potential future profits from the facility.

The Company's Series A Preferred Stock was converted into 554,454 shares (pre-split) of Company Common Stock on February 28, 1997. (See footnote 6 to the Company's consolidated financial statements.)

The ratio of total debt-to-equity as of September 30, 1997, was 0.8 to 1, compared to 1.2 to 1 as of September 30, 1996.

The Company anticipates increases in working capital in order to facilitate growth. However, because of the dynamics of the Company's industry, the exact timing and amount of these increases cannot be determined. The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated working capital needs and its anticipated short-term and long-term capital requirements. The Company's recent acquisitions did not have a material effect on the Company's cash flows.

The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

NEW ACCOUNTING PRINCIPLES

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," in the first quarter of fiscal 1998. The Company is also required to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. (See footnotes 1 and 9 to the Company's consolidated financial statements.)

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders ("1998 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the paragraph under "Election of Directors --Directors' Compensation" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K filed by the Company during the last quarter of fiscal 1997.

                              PLEXUS CORP. 10-K
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE
                              SEPTEMBER 30, 1997

                               CONTENTS                                 Pages
                               --------                                 -----
Report of Independent Accountants                                        F-2

Consolidated Statements of Operations for the three years ended          F-3
September 30, 1997, 1996 and 1995.

Consolidated Balance Sheets as of September 30, 1997 and 1996.           F-4

Consolidated Statements of Stockholders' Equity for the three years      F-5
ended September 30, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the three years ended          F-6
September 30, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements                           F-7 TO F-11

Financial Statement Schedule:

     Report of Independent Accountants                                   F-12

     Schedule II - Valuation and Qualifying Accounts                     F-13

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS PLEXUS CORP.

We have audited the accompanying consolidated balance sheets of Plexus Corp. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plexus Corp. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                           COOPERS & LYBRAND L.L.P.

Milwaukee, Wisconsin
October 30, 1997

===============================================================================

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATMENTS OF OPERATIONS

for the years ended September 30, 1997, 1996 and 1995
(in thousands, except share data)



                                               1997         1996            1995
--------------------------------------------------------------------------------
Net sales                                  $386,431     $316,124        $283,134
--------------------------------------------------------------------------------
Cost of sales                               342,415      288,791         259,438
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Gross profit                         44,016       27,333          23,696
--------------------------------------------------------------------------------
Selling and adminstrative expenses           17,199       13,346          11,261
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Operating income                     26,817       13,987          12,435
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other income (expense):
--------------------------------------------------------------------------------
     Interest expense                          (787)      (1,924)        (2,470)
--------------------------------------------------------------------------------
     Miscellaneous                            1,050          314            317
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        Income before income taxes           27,080       12,377          10,282
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Income taxes                                 10,680        4,946           3,939
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        NET INCOME                         $ 16,400     $  7,431        $  6,343
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net income per common and common
equivalent share:
--------------------------------------------------------------------------------
     Primary                               $   1.08     $   0.52         $  0.45
--------------------------------------------------------------------------------
     Fully diluted                         $   1.04     $   0.52         $  0.44
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Weighted average common and common
equivalent shares:
--------------------------------------------------------------------------------
     Primary                             15,014,423   13,264,726      13,166,064
--------------------------------------------------------------------------------
     Fully diluted                       15,790,885   14,376,428      14,498,572
--------------------------------------------------------------------------------





The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 1997 and 1996
(in thousands, except share data)

ASSETS                                                   1997             1996
------------------------------------------------------------------------------
Current assets:
------------------------------------------------------------------------------
     Cash and cash equivalents                      $   3,655        $   1,847
------------------------------------------------------------------------------
     Accounts receivable, net
       of allowance of $360 and $275
       in 1997 and 1996, respectively                  47,648           35,312
------------------------------------------------------------------------------
     Inventories                                       47,931           54,386
------------------------------------------------------------------------------
     Deferred income taxes                              2,571            1,753
------------------------------------------------------------------------------
     Prepaid expenses and other                           981            1,451
------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                        102,786           94,749
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Property, plant and equipment, net                     18,687           12,423
------------------------------------------------------------------------------
Other                                                     344              202
------------------------------------------------------------------------------
          TOTAL ASSETS                              $ 121,817        $ 107,374

------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
Current liabilities:
------------------------------------------------------------------------------
     Current portion of long-term debt              $     214        $      63
------------------------------------------------------------------------------
     Accounts payable                                  35,099           27,758
------------------------------------------------------------------------------
     Customer deposits                                  3,414            8,614
------------------------------------------------------------------------------
     Accrued liabilities:
------------------------------------------------------------------------------
          Salaries and wages                            5,908            3,148
------------------------------------------------------------------------------
          Other                                         4,893            3,741
------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                    49,528           43,324
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Long-term debt                                          3,516           15,372
------------------------------------------------------------------------------
Deferred income taxes                                     998              661
------------------------------------------------------------------------------
Other liabilities                                         192                -
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Stockholders' equity:
------------------------------------------------------------------------------
     Series A preferred stock, $.01 par
          value, $1,000 face value, 7,000
          shares authorized, 0 and 7,000
          issued and outstanding, respectively              -                0
------------------------------------------------------------------------------
     Preferred stock, $.01 par value,
          4,993,000 shares authorized,
          none issued or outstanding                        -                -
------------------------------------------------------------------------------
     Common stock, $.01 par value,
          20,000,000 shares authorized,
          14,739,914 and 6,501,196 issued
          and outstanding, respectively                   147               65
------------------------------------------------------------------------------
     Additional paid-in capital                        17,675           14,253
------------------------------------------------------------------------------
     Retained earnings                                 49,761           33,699
------------------------------------------------------------------------------
                                                       67,583           48,017
------------------------------------------------------------------------------

------------------------------------------------------------------------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $ 121,817        $ 107,374
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1997, 1996 and 1995
(in thousands, except share data)


                                        SERIES A                                    ADDITIONAL                      TOTAL
                                     PREFERRED STOCK           COMMON STOCK           PAID-IN        RETAINED   STOCKHOLDERS'
                                   SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL       EARNINGS       EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Balances, October 1, 1994          7,000        $    0       6,460,498     $   65     $  13,829     $  20,985     $  34,879
-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options              -             -          30,834          -           331             -           331
-----------------------------------------------------------------------------------------------------------------------------
Net income                             -             -               -          -             -         6,343         6,343
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends
        ($77.69 per share)             -             -               -          -             -          (544)         (544)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995       7,000             0       6,491,332         65        14,160        26,784        41,009
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options              -             -           9,864          -            93             -            93
-----------------------------------------------------------------------------------------------------------------------------
Net income                             -             -               -          -             -         7,431         7,431
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends
        ($73.71 per share)             -             -               -          -             -          (516)         (516)
-----------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1996       7,000             0       6,501,196         65        14,253        33,699        48,017
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options              -             -         346,049          3         3,501             -         3,504
-----------------------------------------------------------------------------------------------------------------------------
Net income                             -             -               -          -             -        16,400        16,400
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends
        ($48.33 per share)             -             -               -          -             -          (338)         (338)
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock conversion        (7,000)            0         554,454          6            (6)             -            0
-----------------------------------------------------------------------------------------------------------------------------
Two-for-one common stock split         -             -       7,338,215         73           (73)             -            0
-----------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997           -        $     -     14,739,914       $147     $  17,675     $  49,761     $  67,583
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1997, 1996 and 1995
(in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES             1997        1996         1995
------------------------------------------------------------------------------
     Net income                              $ 16,400    $  7,431     $  6,343
------------------------------------------------------------------------------
     Adjustments to reconcile net
        income to net cash flows
        from operating activities:
------------------------------------------------------------------------------
        Depreciation and amortization           4,487       3,653        3,237
------------------------------------------------------------------------------
        Provision for inventories and
        accounts receivable allowances          2,253       2,145          341
------------------------------------------------------------------------------
        Deferred income taxes                    (481)       (906)          92
------------------------------------------------------------------------------
        Non-operating gains                      (620)           -           -
------------------------------------------------------------------------------
        Changes in assets and liabilities:
------------------------------------------------------------------------------
                Accounts receivable           (12,432)     12,060       (4,050
------------------------------------------------------------------------------
                Inventories                     4,298      (7,377)      10,929
------------------------------------------------------------------------------
                Prepaid expenses and other        470         479        1,270
------------------------------------------------------------------------------
                Accounts payable                7,341       4,479      (13,612
------------------------------------------------------------------------------
                Customer deposits              (5,200)      5,084           29
------------------------------------------------------------------------------
                Accrued liabilities             3,912       2,178         (333
------------------------------------------------------------------------------
                Other                             (67)         17          (58
------------------------------------------------------------------------------
                CASH FLOWS PROVIDED BY
                OPERATING ACTIVITIES           20,361      29,243        4,188
------------------------------------------------------------------------------

------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------
     Payments for property, plant and
     equipment                                (10,738)     (4,144)      (2,106
------------------------------------------------------------------------------
     Proceeds on sale of property, plant
     and equipment                                724           8           19
------------------------------------------------------------------------------
                CASH FLOWS USED IN
                INVESTING ACTIVITIES          (10,014)     (4,136)      (2,087
------------------------------------------------------------------------------

------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------
     Proceeds from debt                        96,442     196,300      121,900
------------------------------------------------------------------------------
     Payments on debt                        (108,147)   (222,706)    (121,300
------------------------------------------------------------------------------
     Proceeds from exercise of
     stock options                              3,504          93          331
------------------------------------------------------------------------------
     Payments of preferred stock dividends       (338)       (516)        (544
------------------------------------------------------------------------------
                CASH FLOWS PROVIDED BY (USED
                IN) FINANCING ACTIVITIES       (8,539)    (26,829)         387
------------------------------------------------------------------------------
     Net increase (decrease) in cash and
     cash equivalents                           1,808      (1,722)       2,488
------------------------------------------------------------------------------
     Cash and cash equivalents,
     beginning of year                          1,847       3,569        1,081
------------------------------------------------------------------------------
                CASH AND CASH EQUIVALENTS,
                END OF YEAR                  $  3,655     $ 1,847     $  3,569
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Plexus Corp. provides product realization services to original equipment manufacturers (OEMs) in the computer (primarily mainframes, servers and peripherals), medical, industrial, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design services, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution.

The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. The Company has operations in Wisconsin, Kentucky and North Carolina.

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

        Buildings and improvements              18-40 years
        Machinery and equipment                  3-10 years

Revenue Recognition: Revenue is recognized primarily when inventory is shipped. Revenue and profit relating to product design and development contracts (such sales are less than 10% of total revenue) are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts are based on units of work for labor content and cost for component content.

Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and tax reporting purposes.

Stock Options: Proceeds from the sale of newly issued common stock to employees under the Company's stock option plan are credited to common stock to the extent of par value and the excess to additional paid-in capital. Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in captial.

Net Income Per Common and Common Equivalent Share: The computation of primary net income per common share is based upon the weighted average number of common shares outstanding plus the effect of common shares contingently issuable relating to outstanding stock options using the treasury stock method and net income reduced for preferred stock dividends. The computation of fully diluted net income per common share reflects additional dilution from stock options and convertible preferred shares using if-converted method.

The Company is required to adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" in the first quarter of fiscal 1998. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to the currently presented fully diluted net income per share. Upon adoption of this statement, all prior-period earnings per share data will be restated to conform to the provisions of SFAS No. 128.

The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. SFAS No. 130 requires reporting comprehensive income in a financial statement, which includes, in addition to net income, other items that are reported as direct adjustments to stockholders' equity. Such items include foreign currency translation items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Presently the Company does not have any items that would require inclusion under this statement.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INVENTORIES
Inventories as of September 30, 1997 and 1996 consist of (in thousands):

                                      1997                    1996
------------------------------------------------------------------------
Assembly parts                  $   28,828              $   37,941
------------------------------------------------------------------------
Work-in-process                     18,557                  16,281
------------------------------------------------------------------------
Finished goods                         546                     164
------------------------------------------------------------------------
                                $   47,931              $   54,386
========================================================================

NOTE 3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 1997 and 1996 consist of (in thousands):

                                       1997                   1996
------------------------------------------------------------------------
Land, buildings
     and improvements           $     8,583             $    8,414
------------------------------------------------------------------------
Machinery and equipment              35,439                 25,262
------------------------------------------------------------------------
                                     44,022                 33,676
------------------------------------------------------------------------
Less accumulated
     depreciation                    25,335                 21,253
------------------------------------------------------------------------
                                $    18,687             $   12,423
========================================================================

NOTE 4. DEBT
Long-term debt as of September 30, 1997 and 1996 consists of (in thousands):

                                       1997                   1996
------------------------------------------------------------------------
Revolving credit
     arrangement                $     3,250             $   15,200
------------------------------------------------------------------------
Other notes and
     obligations with a
     weighted average
     interest rate of 3.0%
     and 5.5%, respectively             480                    235
------------------------------------------------------------------------
                                      3,730                 15,435
------------------------------------------------------------------------
Less current portion                    214                     63
------------------------------------------------------------------------
                                $     3,516             $   15,372
========================================================================

The Company's revolving credit arrangement was amended in March 1997.   The
agreement provides for maximum borrowings of $40 million with all or a portion of the principal bearing interest at a LIBOR based or a prime based rate as elected by the Company. These rates are LIBOR plus 0.875% and prime less 1/4% (previously rates ranged from LIBOR plus 0.875% to LIBOR plus 2% and prime less 1/4% to prime plus 1/4%). The weighted average interest rate of borrowings under this agreement was 6.6% as of September 30, 1997. The credit arrangement is unsecured (previously was limited to the sum of 80% of qualified accounts receivable and the lesser of 50% or $27.5 million of qualified inventory, and was collateralized by accounts receivable and inventories). A commitment fee of 1/8 of 1% per annum on the unused portion of this agreement is payable quarterly. The agreement matures in July 2002. The revolving credit agreement, as amended, includes covenants which require the maintenance of various debt to net worth ratios.

The carrying amount of the Company's long-term debt approximates fair value.

The aggregate scheduled maturities of long-term debt in subsequent years are as follows (in thousands):

------------------------------------------------------------------------
1998                                                    $      214
------------------------------------------------------------------------
1999                                                           114
------------------------------------------------------------------------
2000                                                            10
------------------------------------------------------------------------
2001                                                            11
------------------------------------------------------------------------
2002                                                         3,261
------------------------------------------------------------------------
Thereafter                                                     120
------------------------------------------------------------------------
                                                        $    3,730
========================================================================

Cash paid for interest in fiscal 1997, 1996 and 1995 was $0.9 million, $2.0 million and $3.0 million, respectively.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INCOME TAXES

Income tax expense (benefit) consists of (in thousands):

                          1997          1996          1995
--------------------------------------------------------------

Currently payable:
   Federal            $   9,422     $   4,983     $   3,209
--------------------------------------------------------------
   State                  1,739           869           638
--------------------------------------------------------------
                         11,161         5,852         3,847
--------------------------------------------------------------
Deferred:
--------------------------------------------------------------
   Federal                 (422)         (800)           52
--------------------------------------------------------------
   State                    (59)         (106)           40
--------------------------------------------------------------
                           (481)         (906)           92
--------------------------------------------------------------
                      $  10,680     $   4,946     $   3,939
--------------------------------------------------------------

Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of operations for fiscal 1997, 1996 and 1995:


                          1997          1996          1995
--------------------------------------------------------------
Federal statutory
  income tax rate         34.0%         34.0%         34.0%
--------------------------------------------------------------
Increase (decrease)
  resulting from:
--------------------------------------------------------------
  State income
     taxes, net of
     Federal income
     tax benefit           4.2           4.1           4.4
--------------------------------------------------------------
     Other, net            1.2           1.9          (0.1)
--------------------------------------------------------------
EFFECTIVE INCOME
--------------------------------------------------------------
  TAX RATE                39.4%         40.0%         38.3%
--------------------------------------------------------------


The components of the net deferred income tax asset as of September 30, 1997 and 1996, consist of (in thousands):

                                              1997          1996
-----------------------------------------------------------------------
Deferred tax assets:
-----------------------------------------------------------------------
   Inventories                            $     1,423   $       713
-----------------------------------------------------------------------
   Accrued benefits                               753           582
-----------------------------------------------------------------------
   Capital loss carryforwards                     160           207
-----------------------------------------------------------------------
   Other                                          395           458
-----------------------------------------------------------------------
                                                2,731         1,960
-----------------------------------------------------------------------
   Less valuation allowance                      (160)         (207)
-----------------------------------------------------------------------
                                                2,571         1,753
-----------------------------------------------------------------------
Deferred tax liabilities:
-----------------------------------------------------------------------
   Property, plant and equipment                  998           661
-----------------------------------------------------------------------
NET DEFERRED INCOME TAX ASSET             $     1,573   $     1,092
-----------------------------------------------------------------------


The Company records a valuation allowance to reflect the estimated amount of deferred income tax assets which relate to the realization of capital losses.

Cash paid for income taxes in fiscal 1997, 1996 and 1995 was $11.1 million, $5.0 million and 4.6 million, respectively.


6. STOCKHOLDERS' EQUITY

On February 4, 1997, the Company gave notice to the holders of its Series A Preferred stock ("Preferred Shares") that the shares would be redeemed unless the 7,000 Preferred Shares were converted into shares of the Company's common stock. On February 28, 1997, the holders of the Preferred Shares converted all such shares, in accordance with their terms, into a total of 554,454 (pre-split) shares of the Company's common stock. The Preferred Shares, with a face value of $1,000 per share were issued in 1994. Dividends were earned on the face value of the Preferred Shares at the prime rate less 1%. Dividends were cumulative and payable semiannually in arrears when and as declared by the Company's Board of Directors.

On July 17, 1997, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new stock was issued on August 25, 1997, to holders of record as of August 14, 1997. Share and per share amounts, where required, have been restated to reflect this stock split.

7. LEASE COMMITMENTS

The Company has a number of operating lease agreements primarily involving manufacturing equipment, computerized design equipment and manufacturing facilities. These leases are noncancelable and expire on various dates through 2014. Rent expense under all operating leases for fiscal 1997, 1996 and 1995 was approximately $10.2 million, $13.5 million and $12.5 million, respectively. Renewal and purchase options are available on certain of these leases. The subsequent sale of equipment obtained through the exercise of the purchase option on certain leases resulted in miscellaneous income of $620,000 in fiscal 1997.

In April 1997, the Company began leasing a new 110,000-square-foot manufacturing facility located in Green Bay, Wisconsin. The facility was constructed and equipped by Oneida Nation Electronics (ONE), a corporation chartered by the Oneida Tribe of Indians of Wisconsin. All lease payments for the building and equipment are based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments.

Future minimum annual payments on operating leases are as follows (in thousands):

1998                     $   7,311
---------------------------------------
1999                         5,380
---------------------------------------
2000                         4,153
---------------------------------------
2001                         2,056
---------------------------------------
2002                         1,926
---------------------------------------
Thereafter                  15,827
---------------------------------------
                         $  36,653
 --------------------------------------

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BENEFIT PLANS

401(K) Savings Plan: The Company's 401(k) savings plan covers all employees with 90 days or more of service. The Company matches employee contributions, for those employees who have one or more years of service, up to 2.5% of eligible earnings. The Company's contributions for the fiscal 1997, 1996 and 1995 totaled $966,000, $828,000 and $644,000, respectively.

Stock Option Plans: The company has reserved 3.8 million shares of common stock for grant to officers and key employees under employee stock options plans. The exercise price of each option granted shall not be less than the fair market values on the date of grant and options vest over a three-year period from date of grant. The plans also authorize the Company to grant 1,500,000 stock appreciation rights, none of which have been granted. Additionally, under a separate plan, each independent outside director is granted 1,500 stock options each December 1 with options pricing similar to the employee plans, that are fully vested upon grant and can be exercised after a minimum six-month holding period. The 200,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market. A summary of the stock option activity follows (shares in thousands):



                                                      1997                             1996                          1995

                                                             WEIGHTED                        WEIGHTED                      WEIGHTED
                                                             AVERAGE                         AVERAGE                       AVERAGE
                                                             EXERCISE                        EXERCISE                      EXERCISE
                                               SHARES         PRICE            SHARES         PRICE          SHARES         PRICE
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year      2,029         $   6.16          1,501         $  5.90           1,122        $  5.42
------------------------------------------------------------------------------------------------------------------------------------
Granted                                         668         $  12.12            563         $  6.80             490        $  6.92
------------------------------------------------------------------------------------------------------------------------------------
Canceled                                        (32)        $   6.68            (16)        $  6.40             (50)       $  5.63
------------------------------------------------------------------------------------------------------------------------------------
Exercised ($1.27 - $8.31 per share)            (632)        $   5.57            (19)        $  4.69             (61)       $  5.37
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT END OF YEAR           2,033          $   8.29           2,029        $  6.16           1,501        $  5.90
------------------------------------------------------------------------------------------------------------------------------------
OPTIONS EXERCISABLE AT END OF YEAR             883          $   6.23           1,061        $  5.72             700        $  5.44
------------------------------------------------------------------------------------------------------------------------------------
SHARES AVAILABLE FOR FUTURE
------------------------------------------------------------------------------------------------------------------------------------
   OPTIONS AT END OF YEAR                      576                             1,212                          1,759
------------------------------------------------------------------------------------------------------------------------------------


The following table summarizes outstanding stock option information at September 30, 1997 (shares in thousands):


 RANGE OF                NUMBER              WEIGHTED AVERAGE           WEIGHTED AVERAGE          NUMBER         WEIGHTED AVERAGE
EXERCISE PRICES        OUTSTANDING           EXERCISE PRICE              REMAINING LIFE        EXERCISABLE        EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
$        $  1.27             5               $  1.27                         0.6 Years              5             $  1.27
------------------------------------------------------------------------------------------------------------------------------------
$  2.42- $  2.46            88               $  2.45                         3.7 Years             88             $  2.45
------------------------------------------------------------------------------------------------------------------------------------
$  5.21- $  7.03         1,159               $  6.49                         7.8 Years            649             $  6.24
------------------------------------------------------------------------------------------------------------------------------------
$  8.31- $ 12.31           781               $ 11.66                         8.7 Years            141             $  8.70
------------------------------------------------------------------------------------------------------------------------------------
$  1.27- $ 12.31         2,033               $  8.29                         7.9 Years            883             $  6.23
------------------------------------------------------------------------------------------------------------------------------------

The Company has elected to continue to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option has been recognized in the statement of operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income for fiscal 1997 and 1996 would have been reduced by approximately $5.1 million and $0.7 million,
respectively.   Primary earnings per share would have been reduced by $0.36 and
$0.05, respectively. these pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995 were considered. The fair value of each option grant is estimated at the date of grant using the Black-Scholes prorated straight line option-pricing method with the following assumptions: 45% volatility, 0% annual dividend yield, and risk-free interest rates ranging from 5.3% to 6.6% based on expected terms and grant dates.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled $315,000 and $29,000 in fiscal 1997 and 1996, respectively.

Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

9.  BUSINESS SEGMENT AND MAJOR CUSTOMERS

The Company its subsidiaries operate in one business segment, the production and sale of electronic products including the designing, manufacturing, programming and testing of computerized electronic assemblies. The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 1997, 1996 and 1995:

                                1997                1996             1995
--------------------------------------------------------------------------------
IBM                              12%                 26%              26%
--------------------------------------------------------------------------------
General Electric                 13%                 13%              17%
--------------------------------------------------------------------------------
Motorola                         10%                 *                *
--------------------------------------------------------------------------------

(*represents sales less than 10%)

Accounts receivable related to these customers represented 28% of the Company's trade accounts receivable as of September 30, 1997.

The Company is required to adopt SFAS NO. 131, "Disclosure about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders.
It also establishes standards for related disclosures about products and services, geographic area and major customers. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.


10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal 1997 and 1996 consists of (in thousands, except per share amounts):



1997                         FIRST QUARTER          SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Net sales                    $     87,366           $     96,750            $      99,092          $     103,223        $   386,431
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                        8,653                 10,420                   11,943                 13,000             44,016
------------------------------------------------------------------------------------------------------------------------------------
Net income                          2,864                  3,597                    4,419                  5,520             16,400
------------------------------------------------------------------------------------------------------------------------------------
Income per common share*
------------------------------------------------------------------------------------------------------------------------------------
  Primary                    $       0.20           $       0.24            $        0.29          $        0.34        $      1.08
------------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                      0.20                   0.23                     0.28                   0.34               1.04
------------------------------------------------------------------------------------------------------------------------------------


1996                         FIRST QUARTER          SECOND QUARTER          THIRD QUARTER          FOURTH QUARTER          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Net sales                    $     71,308           $     75,286            $      86,066          $      83,464         $  316,124
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                        4,673                  5,176                    7,923                  9,561             27,333
------------------------------------------------------------------------------------------------------------------------------------
Net income                            805                    839                    2,604                  3,183              7,431
------------------------------------------------------------------------------------------------------------------------------------
Income per common share*
------------------------------------------------------------------------------------------------------------------------------------
  Primary                    $       0.06           $       0.06            $        0.18          $        0.23        $      0.52
------------------------------------------------------------------------------------------------------------------------------------
  Fully diluted                      0.06                   0.06                     0.18                   0.22               0.52
------------------------------------------------------------------------------------------------------------------------------------

(*) Income per common share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts do to rounding.

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

/s/ Coopers & Lybrand LLP
-------------------------


Milwaukee, Wisconsin
October 30, 1997

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended September 30, 1997, 1996 and 1995
(Dollars in thousands)

                                              Additions
                                Balance at   Charged to                Balance
                                 Beginning   Costs and   Deductions   At End of
           Descriptions          of Period    Expenses       (A)       Period
------------------------------  ----------   ----------  ----------   ---------
1997:
  Allowance for losses on
  accounts receivable
  (deducted from the
  asset to which it
  relates)                        $   275     $    96      $    11     $   360

  Allowance for inventory
  obsolescence (deducted from
  the asset to which it relates)    1,466       2,157          589       3,034
                                  -------     -------      -------     -------
                                  $ 1,741     $ 2,253      $   600     $ 3,394
                                  =======     =======      =======     =======

1996:
  Allowance for losses on
  accounts receivable (deducted
  from the asset to which
  it relates)                     $   145     $   188      $    58     $   275

  Allowance for inventory
  obsolescence (deducted from
  the asset to which it relates)      307       1,957          798       1,466
                                  -------     -------      -------     -------
                                  $   452     $ 2,145      $   856     $ 1,741
                                  =======     =======      =======     =======

1995:
  Allowance for losses on
  accounts receivable (deducted
  from the asset to which it
  relates)                        $   130     $   189      $   174     $   145

  Allowance for inventory
  obsolescence (deducted from
  the asset to which it relates)      735         152          580         307
                                  -------     -------      -------     -------
                                  $   865     $   341      $   754     $   452
                                  =======     =======      =======     =======


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              December 23, 1997

                                     PLEXUS CORP.
                                     (Registrant)

                                     By /s/ Peter Strandwitz
                                        --------------------------
(Registrant)                            Peter Strandwitz, Chairman


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

                             SIGNATURE AND TITLE


       /s/ Peter Strandwitz                      /s/ Rudolph T. Hoppe
-----------------------------------   ----------------------------------------
        Peter Strandwitz,                     Rudolph T. Hoppe, Director
  Chairman and Chief Executive
     Officer, and Director

       /s/ John L. Nussbaum                      /s/ Harold R. Miller
-----------------------------------   ----------------------------------------
   John L. Nussbaum, President               Harold R. Miller, Director
       and Chief Operating
      Officer, and Director


       /s/ Thomas B. Sabol                       /s/ Gerald A. Pitner
-----------------------------------   ----------------------------------------
        Thomas B. Sabol,                      Gerald A. Pitner, Director
   Vice President-Finance and
    Chief Financial Officer


      /s/ William F. Denney                     /s/ Thomas J. Prosser
-----------------------------------   ----------------------------------------
 William F. Denney, Vice President          Thomas J. Prosser, Director
          and Treasurer
   (Principal Accounting Officer)


________________
*  Each of the above signatures is affixed as of December 23, 1997.

                                EXHIBIT INDEX

                                 PLEXUS CORP.

                    10-K FOR YEAR ENDED SEPTEMBER 30, 1997

                                            INCORPORATED BY              FILED
EXHIBIT NO.          EXHIBIT                 REFERENCE TO              HEREWITH
-----------          -------                 ------------              --------
   3(i)        Restated Articles of        Exhibit 3(i) to Plexus'
               Plexus Corp., as amended    Quarterly Report on
               through June 29, 1994       Form 10-Q for the
                                           quarter ended June 30,
                                           1994 ("6/30/94 10-Q")


   3(ii)       Bylaws of Plexus Corp.,     Exhibit 3(ii) to
               as amended through          Plexus' Report on Form
               November 14, 1996           10-K for the year ended
                                           September 30, 1996
                                           ("1996 10-K")


   4.1         Restated Articles of        Exhibit 3(i) to 6/30/94 10-Q
               Incorporation of Plexus
               Corp.


   10.1        Supplemental Executive
               Retirement Agreements
               dated as of September
               19, 1996**

                   (a) Peter Strandwitz    Exhibit 10.1(a) to 1996 10-K

                   (b) John Nussbaum       Exhibit 10.1(b) to 1996 10-k

                   (c) Gerald Pitner                                       x

   10.2        Employment Agreements
               dated 11/15/88** with

                   (a) William F. Denney   Exhibit 10.10(b) to 1988 10-K

                   (b) Joseph D. Kaufman   Exhibit 10.10(c) to 1988 10-K

   10.3        Employee Savings Plan
               and Trust**:

   (a)         Plan Document               Exhibit 10.3(a) to 1996 10-K

   (b)         Non-Standardized Form       Exhibit 10.3(b) to 1996 10-K
               Adoption Agreement

   10.4        1988 Stock Option Plan,     Exhibit 12.12 to
               as amended**                Plexus' Annual Report
                                           on Form 10-K for the
                                           year ended September
                                           30, 1992 ("1992 10-K")


                                            INCORPORATED BY              FILED
EXHIBIT NO.          EXHIBIT                 REFERENCE TO              HEREWITH
-----------          -------                 ------------              --------
   10.5(a)     Credit Agreement dated                                      X
               as of March 20, 1997
               among Firstar Bank
               Milwaukee, National
               Association, Harris
               Trust and Savings Bank,
               and Bank One, Wisconsin
               (the "Credit
               Agreement")*

       (b)     Corporate Guarantee
               Agreements related
               thereto dated as of
               March 20, 1997 by:

               (i)  EAC                                                    X

               (ii) Technology Group, Inc.                                 X

   10.6(a)     Lease Agreement between
               Neenah (WI) QRS 11-31,
               Inc. ("QRS: 11-31") and
               EAC, dated August 11,
               1994*                       Exhibit 10.8(a) to 1994 10-K

       (b)     Bill of Sale of EAC to      Exhibit 10.8(b) to 1994 10-K
               QRS: 11-31 dated August
               31, 1994, together with
               related Seller's/Lessee's
               Certificate of EAC

       (c)     Guaranty and Suretyship     Exhibit 10.8(c) to 1994 10-K
               Agreement between Plexus
               Corp. and QRS: 11-31
               dated August 11, 1994,
               together with related
               Guarantor's Certificate
               of Plexus Corp.

   10.7        Plexus Corp. 1995           Exhibit 10.9 to 1994 10-K
               Executive Stock Option
               Plan**

   10.8        Plexus Corp. 1995           Exhibit 10.10 to 1994 10-K
               Directors' Stock Option
               Plan**

   10.9        Plexus Corp. 1995 Senior    Exhibit 10.11 to 1994 10-K
               Executive Incentive
               Compensation Plan**

   10.10       Plexus Corp. 1998                                           X
               Management Incentive
               Compensation Plan**



   10.11       Plexus Corp. 1998 Option    Exhibit A to the
               Plan**                      Registrant's
                                           definitive proxy
                                           statement for its
                                           1998 Annual Meeting
                                           of Shareholders

   10.12       Lease Agreement dated       Exhibit 10.16 to 3/31/96 10-Q
               February 12, 1996
               between Plexus and
               Oneida Nation
               Electronics


                                            INCORPORATED BY            FILED
EXHIBIT NO.          EXHIBIT                 REFERENCE TO            HEREWITH
-----------          -------                 ------------            --------
   11          Statement regarding
               computation of Per
               Share Earnings                                           X

   21          List of Subsidiaries                                     X

   23          Consent of Coopers                                       X
               & Lybrand L.L.P.

   24          Power of Attorney                                   (Signature
                                                                       Page
                                                                     Hereto)

   27          Financial Data Schedule                                  X

______________________
* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
** Designates management compensatory plans or agreements.