Form 10-Q
period 1997-12-31
PLEXUS CORP
filed 1998-02-17
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter ended December 31, 1997

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

                     Yes |X|                 No
                        -----                   ------

         As of February 10, 1998 there were 14,745,123 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS




                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                     Condensed Consolidated Statements of Operations
                     Three Months Ended December 31, 1997 and 1996.............3

                     Condensed Consolidated Balance Sheets
                     December 31, 1997 and September 30, 1997..................4

                     Condensed Consolidated Statements of Cash Flows
                     Three Months Ended December 31, 1997 and 1996.............5

                     Notes to Condensed Consolidated Financial Statements....6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

                     General................................................7-10

                     Results of Operations.................................10-12

                     Liquidity and Capital Resources..........................12


Item 3.  Qualitative and Quantitative Disclosures about Market Risk...........13



                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............13-14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

         Signatures...........................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                    Unaudited

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                  ----------------------------------
                                                                      1997                    1996
                                                                  ----------              ----------
Net sales                                                         $   95,905              $   87,366
Cost of sales                                                         85,611                  78,713
                                                                  ----------              ----------

    Gross profit                                                      10,294                   8,653

Selling and administrative
  expenses                                                             4,276                   3,879
                                                                  ----------              ----------
    Operating income                                                   6,018                   4,774

Other income (expense):
    Interest expense                                                      (4)                   (262)
    Other                                                                190                     184
                                                                  ----------              ----------

    Income before income taxes                                         6,204                   4,696

Provision for income taxes                                             2,459                   1,832
                                                                  ----------              ----------

    Net income                                                    $    3,745              $    2,864
                                                                  ==========              ==========

Net income per common and common equivalent share:
    Basic                                                         $     0.25              $     0.21
                                                                  ==========              ==========
    Diluted                                                       $     0.23              $     0.19
                                                                  ==========              ==========

Average number of common and common equivalent shares outstanding:
    Basic                                                         14,792,344              13,045,090
                                                                  ==========              ==========
    Diluted                                                       16,134,538              14,689,103
                                                                  ==========              ==========









            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             December 31,   September 30,
                                                                1997            1997
                                                             -----------    ------------
                                                             (Unaudited)     (Audited)
                              ASSETS
Current assets:
    Cash and cash equivalents                                $   3,757      $  3,655
    Accounts receivable, net of allowance of $360
      and $285, respectively                                    41,889        47,648
    Inventories                                                 46,894        47,931
    Deferred income taxes                                        2,733         2,571
    Prepaid expenses and other                                   2,499           981
                                                             ---------      --------
      Total current assets                                      97,772       102,786
Property, plant and equipment, net                              20,986        18,687
Other                                                            1,062           344
                                                             ---------      --------
      Total assets                                           $ 119,820      $121,817
                                                             =========      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                        $     216      $    214
    Accounts payable                                            34,592        35,099
    Customer deposits                                            2,322         3,414
    Accrued liabilities:
      Salaries and wages                                         3,300         5,908
      Other                                                      3,820         4,893
                                                             ---------      --------
      Total current liabilities                                 44,250        49,528
Long-term debt                                                     211         3,516
Deferred income taxes                                            1,013           998
Other liabilities                                                  274           192

Stockholders' equity:
    Preferred stock $.01 par value,
      4,993,000 shares authorized,
      none issued or outstanding                                     -             -
    Common stock, $.01 par value,
      20,000,000 shares authorized,
      14,820,521 and 14,739,914 issued
      and outstanding, respectively                                148           147
    Additional paid-in capital                                  20,979        17,675
    Retained earnings                                           53,314        49,761
    Treasury stock, at cost, 26,065
      and 0 shares, respectively                                  (369)            -
                                                             ---------      --------
                                                                74,072        67,583
                                                             ---------      --------

    Total liabilities and stockholders' equity               $ 119,820      $121,817
                                                             =========      ========




            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                     --------------------
                                                       1997         1996
                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 3,745      $  2,864
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                      1,427           894
    Deferred income taxes                               (147)         (145)
    Change in assets and liabilities:
       Accounts receivable                             6,034        (5,394)
       Inventories                                     1,170        (5,382)
       Prepaid expenses and other                     (1,072)       (1,385)
       Accounts payable                                 (619)        5,719
       Customer deposits                              (1,092)         (453)
       Accrued liabilities                            (1,233)        2,131
       Other                                             (15)           18
                                                     -------      --------
         Cash flows provided by (used in)
           operating activities                        8,198        (1,133)
                                                     -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment            (4,023)       (1,319)
Other                                                   (634)            -
                                                     -------      --------
         Cash flows used in investing activities      (4,657)       (1,319)
                                                     -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                         -        31,983
Payments on debt                                      (3,303)      (27,801)
Issuance of common stock                                 425           485
Net treasury stock transactions                         (561)            -
Payments of preferred stock dividends                      -          (254)
                                                     -------      --------
         Cash flows provided by (used in)
           financing activities                       (3,439)        4,413
                                                     -------      --------

Net increase in cash and cash equivalents                102         1,961
                                                     -------      --------

Cash and cash equivalents:
       Beginning of period                             3,655         1,847
                                                     -------      --------
       End of period                                 $ 3,757      $  3,808
                                                     =======      ========








            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at December 31, 1997 and the results of operations for the three months ended December 31, 1997 and 1996 and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report.

         The condensed consolidated balance sheet data at September 30, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                            December 31,          September 30,
                                                1997                   1997
                                            -----------           ------------
         Assembly Parts                     $    25,119           $     28,828
         Work-in-Process                         21,094                 18,557
         Finished Goods                             681                    546
                                            -----------           ------------
                                            $    46,894           $     47,931
                                            ===========           ============

NOTE 3 - STOCKHOLDERS' EQUITY

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan and its stock option incentive program. When the treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings. Through December 31, 1997, 50,000 shares have been repurchased, of which 23,935 have been reissued.

NOTE 4 - ACQUISITIONS

         On November 13, 1997, the Company acquired the majority of assets of NEI Electronics, Inc., a contract electronics manufacturer located in Minneapolis, and Tertronics, Inc., a Silicon Valley electronic design and quick-turn company. This transaction was accounted for as a purchase but is not material to the Company's consolidated financial position, results of operations and cash flows. Accordingly, additional information regarding this transaction has not been disclosed.

NOTE 5 - NET INCOME PER SHARE

         During the quarter, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which establishes new standards for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of SFAS No. 128.

         The following is a reconciliation of the numerators and denominators for the computation of basic and diluted income per share (in thousands except per share amounts):

                                                               Three Months Ended
                                                                   December 31,
                                                               -------------------
                                                                1997         1996
                                                               -------     -------
Basic income per share:
    Net income                                                 $ 3,745     $ 2,864
    Less:  Preferred stock dividends                                 -         127
                                                               -------     -------
    Income available to common stockholders (numerator)          3,745       2,737
                                                               =======     =======
    Weighted average number of common shares (denominator)      14,792      13,045
                                                               =======     =======
Basic income per share                                         $  0.25     $  0.21
                                                               =======     =======

Diluted income per share:
    Net income (numerator)                                     $ 3,745       2,864
                                                               =======     =======

    Weighted average number of common shares                    14,792      13,045
      Effect of dilutive securities:
        Stock options                                            1,343         535
        Convertible preferred stock                                  -       1,109
                                                               -------     -------
    Diluted weighted average number of common shares
      (denominator)                                             16,135      14,689
                                                               =======     =======
Diluted income per share                                       $  0.23     $  0.19
                                                               =======     =======



NOTE 6 -  NON-CASH TRANSACTIONS

         During the quarter ended December 31, 1997, the Company recorded income tax benefits of approximately $2.9 million related to stock option exercises. The income tax benefits are reflected as an increase in additional paid-in capital.

NOTE 7 -  RECLASSIFICATIONS AND RESTATEMENTS

         Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. In addition, prior year share and per share data has been restated for the Company's two-for-one stock split effective August 25, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements in the future tense and those including the terms "believe," "expect," "anticipate," "intend" and similar terms) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed in further detail below (in particular "General").

GENERAL

         Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company provides product realization services and is one of the largest electronic assembly organizations in the United States. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., and Plexus Electronic Assembly Corporation, the Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution. Services are provided to original equipment manufacturers in the computer (primarily mainframe, server and peripheral products), medical, industrial, telecommunications and transportation electronics industries. The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California.

         In November 1997, the Company acquired the assets of two related companies located in Minneapolis, Minn., and Milpitas, Calif., in a cash transaction made through the Company's newly-formed PAC Acquisition Corp. subsidiary. The assets acquired, individually and combined, were less than 3 percent of the Company's total assets. Total combined sales of the acquired companies were approximately $3 million in the 12-month period ended September 30, 1997. The Minneapolis location strengthens the Company's presence in the medical industry. The California location puts the Company in the heart of Silicon Valley. The acquisitions are intended to support the Company's growth as the product realization company. Because the acquisitions were accounted for using the purchase method of accounting, the effects of the acquisitions will only be included in the Company's financial statements from the acquisition date. The acquisitions are not expected to have a material impact on the Company's financial condition and results of operations. The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

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

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the quarter ending December 31, 1997 and in fiscal 1997, approximately 5 percent and 6 percent, respectively, of the Company's total sales were foreign, with less than 2 percent in each period going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         The Company has a corporate information technology organization whose primary purpose is to ensure vision and direction of information systems to meet internal and external needs. The Company must keep pace with rapid technological developments in its management information systems and its production facilities and equipment, and can experience costs and conversion difficulties in connection with the implementation of new systems and processes. In addition, like all other companies, the Company must assure that its computer and software systems, and other machinery and systems that depend upon computer-driven operations or which have embedded chips or micro-processors, are capable of accurately functioning and accurately recognizing and processing data in the year 2000 and beyond ("Year 2000 Compliant"). The Company expects to be Year 2000 Compliant in calendar 1998, although certain functions are subject to the efforts of third-party suppliers. The costs associated with implementing year 2000 applications currently are not expected to be material, although there can be no assurances. Material costs or consequences of incomplete or untimely resolution of year 2000 issues currently are not expected, although no assurances can be given that it would not negatively impact the results of operations.

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

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three months ended December 31, 1997, increased 10 percent to $95.9 million from $87.4 million for the same period in the prior fiscal year. The increase in net sales was due to increased orders from existing customers, including on-going and new programs. However, the increases were not as extensive as originally anticipated by Company management in part due to Motorola, Inc.'s (Motorola) decision to move a program back in house because of available internal capacity. In addition, some customers have adjusted near term production schedules, certain new customers and new programs have ramped up slower than anticipated caused by design changes or other customer-specific factors, and the negative effects of the strong U.S. dollar have impacted a few customers resulting in somewhat lower sales. The factors that affected first quarter sales have continued into the second quarter. Although there can be no assurances, the Company presently anticipates sales growth to be more pronounced in the second half of fiscal 1998, subject to the development and timing of new customers and new programs.

         By industry segment, net sales increased, from the same period in the prior fiscal year, across all industries served, except computer, with growth more pronounced in the industrial and transportation markets. Sales for the quarter by industry were as follows: Computer 29 percent, Industrial 21 percent, Medical 20 percent, Transportation 15 percent, Telecommunications 12 percent, and Other 3 percent. Currently, the Company does not expect there will be any material changes in the breakdown of its sales by industry in fiscal 1998.

         The Company's largest customers continue to be International Business Machines Corporation (IBM) and General Electric Company (GE) who each accounted for approximately 12 percent of net sales in the three months ended December 31, 1997 and 1996. Sales in dollar terms to IBM and GE were up from the comparable period prior year, but the percentage of net sales remained relatively constant due to the Company's increasing sales to other customers. The Company believes that sales to IBM may decrease due to the potential transfer of business from one of IBM's divisions, which may not be fully offset by increases in other IBM programs. Other customers with sales over 10 percent for the three months ended December 31, 1996 included Motorola at 11 percent and Unisys Corporation (Unisys) at just over 10 percent. Sales in the quarter ended December 31, 1997 to both of these customers were less than 10 percent of total sales. As indicated above, sales to Motorola declined due to their decision to move a program back in house. Motorola remains a significant customer. Sales to Unisys were just slightly less than 10 percent of total sales.

         Sales to the Company's ten largest customers accounted for 72 percent for the three months ended December 31, 1997 compared to 69 percent for the same period in fiscal 1997 and 68 percent for all of fiscal 1997. The Company remains dependent upon continued sales to IBM, GE, Motorola, Unisys and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $10.3 million, or 19 percent, for the three months ended December 31, 1997 from $8.7 million for the same period in the prior fiscal year. The gross margin increased to 10.7 percent for the three months ended December 31, 1997 from 9.9 percent for the same period in fiscal 1997. The increase in gross margin in the three months ended compared to the same period in fiscal 1997 reflects the leverage generated by higher sales volumes, continued cost controls, better component pricing, and improved product mix. These were partially offset by increased start-up costs associated with new programs and increased hiring in the Company's engineering and technical manufacturing areas in order to continue to expand its capabilities and meet customer demands. However, the gross margin for the first quarter of fiscal 1998 was below the 12.6 percent level in the fourth quarter of fiscal 1997 primarily due to lower sales volume.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of other factors, including product mix, the level of start-up costs and efficiencies of new programs, sales volumes, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative (S&A) expenses increased to $4.3 million for the three months ended December 31, 1997, compared to $3.9 million for the comparable prior fiscal year period. As a percentage of sales, S&A expenses were
4.5 percent and 4.4 percent, respectively. These increases reflect the Company's planned expansion of its sales and marketing efforts, enhancement of its information systems to support the Company's continued growth, and increase in its customer support function. The Company anticipates that future S&A expenses will increase in absolute dollars but remain between
4.5 percent and 4.7 percent of sales, as the Company continues to expand these support areas.

OTHER INCOME (EXPENSE)

         Interest expense was $4,000 for the three months ended December 31, 1997 compared to $262,000 in the comparable period in fiscal 1997. The continual decrease in interest expense is primarily due to reduced borrowings required to support working capital, coupled with lower interest rates. See "Liquidity and Capital Resources."

INCOME TAXES

         Income taxes increased to $2.5 million for the three months ended December 31, 1997 compared to $1.8 million in the comparable period in fiscal 1997, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $8.2 million for the three months ended December 31, 1997 compared to cash flows used in operating activities of $1.1 million in the comparable period in fiscal 1997. Cash from operations was provided primarily by improved net profits and accounts receivable collections. In addition, inventory turnover improved to 7.2 turns as of December 31, 1997, from 5.5 turns as of December 31, 1996 and from 6.7 turns for all of fiscal 1997. The cash generated from operating activities was utilized primarily to purchase additional manufacturing equipment and facilities and to reduce outstanding debt.

         Cash flows used in investing activities totaled $4.7 million and were utilized primarily for capital additions, including the acquisition of the majority of assets of NEI Electronics, Inc., a contract electronics manufacturer located in Minneapolis, and Tertronics, Inc., a Silicon Valley electronic design and quick-turn company.

         The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1998 to be similar to fiscal 1997, at approximately $10 to $12 million, which the Company expects to fund through cash flows from operations and the revolving credit agreement.

         Cash flows used in financing activities totaled $3.4 million for the three months ended December 31, 1997, primarily representing the paydown of the Company's long-term revolving credit facility. Borrowings under the Company's $40 million long-term revolving credit agreement have been reduced to zero as of December 31, 1997, from $3.3 million as of September 30, 1997. The ratio of total debt-to-equity as of December 31, 1997, was 0.6 to 1, compared to 0.8 to 1 as of September 30, 1997.

         The Company anticipates increases in working capital in order to facilitate growth. However, because of the dynamics of the Company's industry, the exact timing and amount of these increases cannot be determined. The Company believes that its credit facilities, leasing capabilities and projected cash flows from operations will be sufficient to meet its anticipated working capital needs and its anticipated short-term and long-term capital requirements. The Company's recent acquisitions did not have a material affect to the Company's cash flows.

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan and its stock option incentive program. Through January 31, 1998, the Company repurchased 130,000 shares for approximately $1.8 million.

         The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Requirements not yet applicable to the Company.

                                    * * * * *

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on February 11, 1998, the six continuing directors who were management's nominees for re-election were re-elected. The nominees/directors were re-elected with the following votes:

                                                                 Authority for
Director's Name              Votes "For"                        Voting Withheld
---------------              -----------                        ---------------

Rudolph T. Hoppe             13,660,680                               230,643
Harold R. Miller             13,660,980                               230,343
John L. Nussbaum             13,608,230                               283,093
Gerald A. Pitner             13,609,728                               281,595
Thomas J. Prosser            13,658,566                               232,757
Peter Strandwitz             13,609,924                               281,399

         The shareholders of the Company voted on February 11, 1998 to amend the Articles of Incorporation of the Company to increase the total number of shares of Common Stock authorized from 20,000,000 to 60,000,000. The vote on the amendment was as follows:

         For                        10,754,400
         Against                     2,938,022
         Abstain                       112,806
         Broker Non-Votes               86,095

         The shareholders of the Company voted on February 11, 1998 to approve the Company's 1998 Stock Option Plan. The vote on the new option plan was as follows:

         For                         7,431,841
         Against                     3,233,295
         Abstain                       143,531
         Broker Non-Votes            3,082,656







ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                           Exhibit 27 - Financial Data Schedule

           (b)    Reports on Form 8-K
                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 2/13/98                             /s/ Peter Strandwitz
 -------                            ---------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO



 2/13/98                              /s/ Thomas B. Sabol
 -------                            ---------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer