Form 10-Q
period 1998-03-31
PLEXUS CORP
filed 1998-05-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-14824


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

         As of May 11, 1998 there were 14,788,306 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS


                                                                                        Page Number
                                                                                        -----------
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended March 31, 1998 and 1997.........................3


                  Condensed Consolidated Balance Sheets
                  March 31, 1998 and September 30, 1997......................................4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended March 31, 1998 and 1997...................................5


                  Notes to Condensed Consolidated Financial Statements.......................6



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                  General....................................................................8

                  Results of Operations......................................................10

                  Liquidity and Capital Resources............................................12


Item 3.  Qualitative and Quantitative Disclosures about Market Risk..........................13



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................................................13


         Signatures..........................................................................14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                    Unaudited




                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        MARCH 31,                                 MARCH 31,
                                           -------------------------------------    ------------------------------------
                                                    1998              1997                 1998                 1997
                                                    ----              ----                 ----                 ----
Net sales                                     $     97,689         $     96,750         $    193,594         $    184,115
Cost of sales                                       85,847               86,330              171,458              165,042
                                              ------------         ------------         ------------         ------------

    Gross profit                                    11,842               10,420               22,136               19,073

Selling and administrative
  expenses                                           4,951                4,272                9,227                8,151
                                              ------------         ------------         ------------         ------------

    Operating income                                 6,891                6,148               12,909               10,922

Other income (expense):

    Interest expense                                    (3)                (298)                  (7)                (541)
    Other                                              284                   86                  474                  251
                                              ------------         ------------         ------------         ------------

    Income before income taxes                       7,172                5,936               13,376               10,632

Provision for income taxes                           2,834                2,339                5,293                4,171
                                              ------------         ------------         ------------         ------------

    Net income                                $      4,338         $      3,597         $      8,083         $      6,461
                                              ============         ============         ============         ============

Net income per common share:
    Basic                                     $       0.29         $       0.26         $       0.55         $       0.47
                                              ============         ============         ============         ============
    Diluted                                   $       0.28         $       0.23         $       0.51         $       0.43
                                              ============         ============         ============         ============

Average number of common shares:
    Basic                                       14,742,509           13,688,640           14,769,438           13,365,360
                                              ============         ============         ============         ============
    Diluted                                     15,723,493           15,388,552           15,966,573           15,090,573
                                              ============         ============         ============         ============



            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                       March 31,    September 30,
                                                                        1998            1997
                                                                       -------------------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                         $  10,756    $   3,655
    Accounts receivable, net of allowance of $500
      and $360, respectively                                             45,542       47,648
    Inventories                                                          45,887       47,931
    Deferred income taxes                                                 3,219        2,571
    Prepaid expenses and other                                            1,759          981
                                                                      ---------    ---------
      Total current assets                                              107,163      102,786
Property, plant and equipment, net                                       20,575       18,687
Other                                                                     1,111          344
                                                                      ---------    ---------

      Total assets                                                    $ 128,849    $ 121,817
                                                                      =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                 $     216    $     214
    Accounts payable                                                     35,575       35,099
    Customer deposits                                                     3,391        3,414
    Accrued liabilities:
      Salaries and wages                                                  4,496        5,908
      Other                                                               5,115        4,893
                                                                      ---------    ---------
      Total current liabilities                                          48,793       49,528

Long-term debt                                                              157        3,516
Deferred income taxes                                                       908          998
Other liabilities                                                           355          192

Stockholders' equity:
    Preferred stock $.01 par value, 4,993,000 shares authorized,
       none issued or outstanding                                           -            -
    Common stock, $.01 par value, 20,000,000 shares authorized,
       14,830,689 and 14,739,914 issued, respectively                       148          147
    Additional paid-in capital                                           21,846       17,675
    Retained earnings                                                    57,562       49,761
    Treasury stock, at cost, 67,882 and 0 shares, respectively             (920)         -
                                                                      ---------    ---------
                                                                         78,636       67,583
                                                                      ---------    ---------

    Total liabilities and stockholders' equity                        $ 128,849    $ 121,817
                                                                      =========    =========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited



                                                                    SIX MONTHS ENDED
                                                                         MARCH 31,
                                                             -----------------------------
                                                                  1998             1997
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $   8,083   $   6,461
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                   2,995       1,876
    Deferred income taxes                                            (738)       (492)
    Change in assets and liabilities:
       Accounts receivable                                          2,381     (14,809)
       Inventories                                                  2,177      (4,444)
       Prepaid expenses and other                                    (592)        760
       Accounts payable                                               364       8,825
       Customer deposits                                              (23)     (2,306)
       Accrued liabilities                                         (1,362)      1,037
       Other                                                         (115)         --
                                                                   -------   --------
         Cash flows provided by (used in) operating activities     13,170      (3,092)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                         (5,151)     (3,735)
Other                                                                (531)         13
                                                                 --------    --------
         Cash flows used in investing activities                   (5,682)     (3,722)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                    -        72,182
Payments on debt                                                   (3,357)    (68,271)
Proceeds from exercise of stock options                               425       2,083
Tax benefit from stock options exercised                            3,690         -
Treasury stock purchased                                           (1,799)        -
Treasury stock reissued                                               654         -
Payments of preferred stock dividends                                 -          (338)
                                                                 --------    --------
         Cash flows provided by (used in) financing activities       (387)      5,656
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                7,101      (1,158)
                                                                 --------    --------

Cash and cash equivalents:
       Beginning of period                                          3,655       1,847
                                                                 --------    --------
       End of period                                             $ 10,756    $    689
                                                                 ========    ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 1998 and the results of operations for the three months and six months ended March 31, 1998 and 1997 and the cash flows for the same six-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                         March 31,              September 30,
                                          1998                      1997
                                       ----------               ------------
         Assembly Parts                $   29,813                $   28,828
         Work-in-Process                   15,584                    18,557
         Finished Goods                       490                       546
                                       ----------                ----------
                                       $   45,887                $   47,931
                                       ==========                ==========

NOTE 3 - STOCKHOLDERS' EQUITY

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan and its stock option incentive program. When the treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings. Through March 31, 1998, 130,000 shares have been repurchased, of which 62,118 have been reissued under the Company's stock option and 401(k) plans.

NOTE 4 - NET INCOME PER SHARE

         During the year, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which establishes new standards for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of SFAS No. 128.

         The following is a reconciliation of the numerators and denominators for the computation of basic and diluted income per share (in thousands except per share amounts):


                                                               Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                          --------------------------           -----------------------
                                                             1998              1997             1998             1997
                                                          --------           -------           -------         -------
BASIC INCOME PER SHARE:
    Net income                                            $  4,338           $ 3,597           $ 8,083         $ 6,461
    Less:  Preferred stock dividends                             -               (84)              -              (211)
                                                          --------           -------           -------         -------

    Income available to common
stockholders   (numerator)                                   4,338             3,513             8,083           6,250
                                                          ========           =======           =======         =======

    Weighted  average number of common
       shares (denominator)                                 14,743            13,689            14,769          13,365
                                                          ========           =======           =======         =======

BASIC INCOME PER SHARE                                    $   0.29           $  0.26           $  0.55         $  0.47
                                                          ========           =======           =======         =======

DILUTED INCOME PER SHARE:
    Net income (numerator)                                $  4,338           $ 3,597           $ 8,083         $ 6,461
                                                          ========           =======           =======         =======

   Weighted average number of common
        shares                                              14,743            13,689            14,769          13,365
      Effect of dilutive securities:
        Stock options                                          980               961             1,198             802
        Convertible preferred stock                              -               739                 -             924
                                                          --------           -------           -------         -------
      Diluted weighted average number
of common shares (denominator)                              15,723            15,389            15,967          15,091
                                                          ========           =======           =======         =======
                                                          $   0.28           $  0.23           $  0.51         $  0.43
                                                          ========           =======           =======         =======


NOTE 5 - NON-CASH TRANSACTIONS

         During the quarter ended March 31, 1998, the Company recorded income tax benefits of approximately $0.8 million related to stock option exercises. The income tax benefits are reflected as an increase in additional paid-in capital.

NOTE 6 - RECLASSIFICATIONS AND RESTATEMENTS

         Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. In addition, prior year share and per share data have been restated for the Company's two-for-one stock split effective August 25, 1997.

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

GENERAL

         Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company provides product realization services and is one of the largest electronic assembly organizations in the United States. Through its wholly owned subsidiaries, principally Plexus Technology Group, Inc., and Plexus Electronic Assembly Corporation, the Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution. Services are provided to original equipment manufacturers in the computer (primarily mainframe, server and peripheral products), medical, industrial, telecommunications and transportation electronics industries. The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California.

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

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the quarter ending March 31, 1998 and in fiscal 1997, approximately 5 percent and 6 percent, respectively, of the Company's total sales were foreign, with less than 2 percent in each period going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         The Company has a corporate information technology organization whose primary purpose is to ensure vision and direction of information systems to meet internal and external needs. The Company must keep pace with rapid technological developments in its management information systems and its production facilities and equipment, and can experience costs and conversion difficulties in connection with the implementation of new systems and processes. In addition, like all other companies, the Company must assure that its computer and software systems, and other machinery and systems that depend upon computer-driven operations or which have embedded chips or micro-processors, are capable of accurately functioning and accurately recognizing and processing data in the year 2000 and beyond ("Year 2000 Compliant"). The Company expects to be Year 2000 Compliant in mid 1999, although certain functions are subject to the efforts of third-party suppliers. The costs associated with implementing year 2000 applications currently are not expected to be material, although there can be no assurances. Material costs or consequences of incomplete or untimely resolution of year 2000 issues currently are not expected, although no assurances can be given that it would not negatively impact the results of operations.

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

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three months ended March 31, 1998 increased slightly to $97.7 million from $96.7 million for the same period in the prior fiscal year. Sales for the six months ended March 31, 1998 increased 5 percent to $193.6 million from $184.1 million in March 31, 1997. Sales were impacted by customers' decision to move certain programs back in house because of available internal capacity, adjustments to near term production schedules, slower than anticipated ramp up of certain new customers and new programs caused by design changes or other customer-specific factors, and the negative effects of the strong U.S. dollar that has impacted a few customers. The factors that affected second quarter sales are not expected to be as significant in the third quarter. Although there can be no assurances, the Company presently anticipates sequential sales growth in the second half of fiscal 1998, subject to the ultimate development and timing of new customers and new programs.

         By industry segment, sales increased, from the same six month period to the prior fiscal year, for the transportation, telecommunications and industrial markets which were offset by declines in the medical and other markets. Sales for the quarter by industry were as follows: Computer 33 percent, Industrial 18 percent, Medical 21 percent, Transportation 14 percent, Telecommunications 12 percent, and Other 2 percent. Currently, the Company expects telecommunications sales to increase for the second half of fiscal 1998. However, the Company does not expect there will be any other material changes in the breakdown of its sales by industry in fiscal 1998.

         The Company's largest customers continue to be International Business Machines Corporation (IBM) and General Electric Company (GE) who each accounted for approximately 12 percent of sales in each of the six months ended March 31, 1998 and 1997. Sales to Unisys Corporation (Unisys) were just slightly less than 10 percent of total sales for the six month period ended March 31, 1998 compared to 11 percent in the same period in fiscal 1997. Sales in dollar terms and percent to IBM, GE and Unisys were comparable to the prior year period. The Company believes that sales to IBM will decrease due to the potential transfer of business from one of IBM's divisions, which may not be fully offset by increases in other IBM programs, as well as certain programs going end of life. No other customers had sales over 10 percent for the six months ended March 31, 1998 or 1997. The Company is continuing to focus on enhancing the customer mix and sales through new programs with current and new customers.

         Sales to the Company's ten largest customers accounted for 71 percent of net sales for the six months ended March 31, 1998 compared to 68 percent for the same period in fiscal 1997 and all of fiscal 1997. The Company remains dependent upon continued sales to IBM, GE, Unisys and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $22.1 million, or 16 percent, for the six months ended March 31, 1998 from $19.1 million for the same period in the prior fiscal year. The gross margin for the six months ended March 31, 1998 and 1997, was 11.4 percent and 10.4 percent, respectively. The gross margin for the three month periods ended March 31, 1998 and 1997 was 12.1 percent and 10.8 percent, respectively. The increase in gross margin in the three and six month periods ended March 31, 1998 compared to the same periods in fiscal 1997 reflects the leverage generated by improved product mix, continued operational improvements and cost controls, and better component pricing. These were partially offset by increased start-up costs associated with new programs and increased hiring in the Company's engineering and technical manufacturing areas in order to continue to expand its capabilities and meet customer demands.

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

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative (S&A) expenses increased to $9.2 million, or
4.8 percent of sales, for the six months ended March 31, 1998, compared to $8.2 million, or 4.4 percent, for the comparable prior fiscal year period. For the quarter ended March 31, 1998 and 1997, S&A expenses were $5.0 million, or 5.1 percent of sales, and $4.3 million, or 4.4 percent, respectively. These increases reflect the Company's planned expansion of its engineering infrastructure, sales and marketing efforts, and enhancements of its information systems and customer support function. In addition, during the quarter ended March 31, 1998 certain non-recurring charges for relocation and recruitment costs resulted in an increase in the percentage of S&A expenses. The Company anticipates that future S&A expenses will increase in absolute dollars but remain between 4.5 percent and 4.8 percent of annual sales, as the Company continues to expand these support areas.

OTHER INCOME (EXPENSE)

         Interest expense was $3,000 and $7,000 for the three and six months ended March 31, 1998 compared to $298,000 and $541,000 in the comparable period in fiscal 1997. The decrease in interest expense is primarily due to reduced borrowings required to support working capital. See "Liquidity and Capital Resources."

INCOME TAXES

         Income taxes increased to $2.8 million and $5.3 million for the three and six months ended March 31, 1998 compared to $2.3 million and $4.2 million in the comparable period in fiscal 1997, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $13.2 million for the six months ended March 31, 1998 compared to cash flows used in operating activities of $3.1 million in the comparable period in fiscal 1997. Cash from operations was provided primarily by improved net profits, accounts receivable collections, and inventory management. Inventory turnover improved to 7.3 turns as of March 31, 1998, from 5.8 turns as of March 31, 1997 and from 6.7 turns for all of fiscal 1997. The cash generated from operating activities was utilized primarily to purchase additional manufacturing equipment and facilities and to reduce outstanding debt.

         Cash flows used in investing activities for the first half of fiscal 1998 totaled $5.7 million and were utilized primarily for capital additions, including the acquisition of the majority of assets of NEI Electronics, Inc., a contract electronics manufacturer located in Minneapolis, and Tertronics, Inc., a Silicon Valley electronic design and quick-turn company.

         The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1998 will be similar to fiscal 1997, at approximately $10 to $12 million, which the Company expects to fund through cash flows from operations and its $40 million long-term revolving credit agreement.

         Cash flows used in financing activities totaled $0.4 million for the six months ended March 31, 1998, primarily representing the paydown of the Company's long-term revolving credit facility offset by the tax benefit of stock options exercised. Through April 30, 1998 there were no borrowings under the Company's $40 million long-term revolving credit agreement. The ratio of total debt-to-equity as of March 31, 1998, was 0.6 to 1, compared to 0.8 to 1 as of September 30, 1997.

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

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan and its stock option incentive program. Through April 30, 1998, the Company repurchased 130,000 shares for approximately $1.8 million.

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



5/13/98                       /s/ Peter Strandwitz
-------                       -----------------------------
  Date                            Peter Strandwitz
                                  Chairman and CEO



5/13/98                       /s/ Thomas B. Sabol
-------                       -----------------------------
  Date                            Thomas B. Sabol
                                  Vice President-Finance &
                                  Chief Financial Officer