Form 10-Q
period 1998-06-30
PLEXUS CORP
filed 1998-08-12
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 1998

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

         As of August 10, 1998 there were 14,769,207 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS


                                                                                Page Number

                          PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:

               Condensed Consolidated Statements of Operations
               Three and Nine Months Ended June 30, 1998 and 1997......................3

               Condensed Consolidated Balance Sheets
               June 30, 1998 and September 30, 1997....................................4

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 1998 and 1997................................5

               Notes to Condensed Consolidated Financial Statements....................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

               General.................................................................9

               Results of Operations..................................................11

               Liquidity and Capital Resources........................................14


Item 3. Quantitative and Qualitative Disclosures about Market Risk....................15


                           PART II. OTHER INFORMATION

Item 5. Other Information.............................................................15

Item 6. Exhibits and Reports on Form 8-K..............................................15

        Signatures....................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                    Unaudited



                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                              JUNE 30,                       JUNE 30,
                                    ------------------------------ -----------------------------
                                           1998           1997              1998         1997
                                           ----           ----              ----         ----
Net sales                          $     98,563    $     99,092    $    292,157    $    283,207
Cost of sales                            85,399          87,149         256,857         252,191
                                   ------------    ------------    ------------    ------------

    Gross profit                         13,164          11,943          35,300          31,016


Selling and administrative
  expenses                                4,893           4,478          14,120          12,629
                                   ------------    ------------    ------------    ------------

    Operating income                      8,271           7,465          21,180          18,387


Other income (expense):
    Interest expense
                                             (3)           (186)            (10)           (727)
    Other
                                            314              37             788             288
                                   ------------    ------------    ------------    ------------

    Income before income taxes            8,582           7,316          21,958          17,948


Provision for income taxes                3,380           2,897           8,673           7,068
                                   ------------    ------------    ------------    ------------

    Net income                     $      5,202    $      4,419    $     13,285    $     10,880
                                   ============    ============    ============    ============

Net income per common share:
    Basic                          $       0.35    $       0.30    $       0.90    $       0.78
                                   ============    ============    ============    ============

    Diluted                        $       0.33    $       0.28    $       0.83    $       0.71
                                   ============    ============    ============    ============

Average number of common shares:
    Basic                            14,770,934      14,541,182      14,761,273      13,757,301
                                   ============    ============    ============    ============
    Diluted                          15,872,699      15,748,453      15,930,118      15,298,753
                                   ============    ============    ============    ============



           See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                    Unaudited


                                                                       JUNE 30,         SEPTEMBER 30,
                                                                         1998               1997
                                                                   ------------------ ------------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                          $  14,640          $  3,655
    Accounts receivable, net of allowance of $500
      and $360, respectively                                              47,917            47,648
    Inventories                                                           44,854            47,931
    Deferred income taxes                                                  3,358             2,571

    Prepaid expenses and other                                             1,727               981
                                                                       ---------          --------
      Total current assets                                               112,496           102,786
Property, plant and equipment, net                                        20,961            18,687
Other                                                                      1,159               344
                                                                       ---------          --------
      Total assets                                                     $ 134,616          $121,817
                                                                       =========          ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Current portion of long-term debt                                  $     165          $    214
    Accounts payable                                                      35,288            35,099
    Customer deposits                                                      3,475             3,414
    Accrued liabilities:
      Salaries and wages                                                   5,475             5,908
      Other                                                                5,219             4,893
                                                                       ---------          --------
      Total current liabilities                                           49,622            49,528

Long-term debt                                                               155             3,516
Deferred income taxes                                                        894               998
Other liabilities                                                            436               192

Stockholders' equity:
    Preferred stock $.01 par value, 4,993,000 shares authorized,
       none issued or outstanding                                              -                 -
    Common stock, $.01 par value, 20,000,000 shares authorized,
       14,830,689 and 14,739,914 issued, respectively                        148               147
    Additional paid-in capital                                            22,064            17,675
    Retained earnings                                                     62,566            49,761

    Treasury stock, at cost, 70,617 and 0 shares, respectively            (1,269)                -
                                                                       ---------          --------
       Total stockholders equity                                          83,509            67,583
                                                                       ---------          --------

       Total liabilities and stockholders' equity                      $ 134,616          $121,817
                                                                       =========          ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited



                                                                      NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                 ----------------------------
                                                                       1998          1997
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 13,285             $ 10,880
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                  4,661                3,026
    Deferred income taxes                                           (891)                (492)
    Change in assets and liabilities:
       Accounts receivable                                             6               (7,795)
       Inventories                                                 3,210                 (932)
       Prepaid expenses and other                                   (560)                 413
       Accounts payable                                               77                6,849
       Customer deposits                                              61               (2,388)
       Accrued liabilities                                          (279)               2,957
       Other                                                         (54)                  10
                                                                --------             --------
         Cash flows provided by operating activities              19,516               12,528
                                                                ========             ========

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                        (7,221)              (7,681)
Other                                                               (541)                  19
                                                                --------             --------
         Cash flows used in investing activities                  (7,762)              (7,662)
                                                                --------             --------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                     -               90,442
Payments on debt                                                  (3,410)             (96,344)
Proceeds from exercise of stock options                              425                2,676
Tax benefit from stock options exercised                           3,908                    -
Treasury stock purchased                                          (2,659)                   -
Treasury stock reissued                                              967                    -
Payments of preferred stock dividends                                  -                 (338)
                                                                --------             --------
         Cash flows used in financing activities                    (769)              (3,564)
                                                                --------             --------


Net increase in cash and cash equivalents                         10,985                1,302
                                                                --------             --------

Cash and cash equivalents:
       Beginning of period                                         3,655                1,847
                                                                --------             --------
       End of period                                            $ 14,640             $  3,149
                                                                ========             ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at June 30, 1998 and the results of operations for the three months and nine months ended June 30, 1998 and 1997 and the cash flows for the same nine-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):


                                        June 30,           September 30,
                                          1998                  1997
                                          ----                  ----
Assembly Parts                          $25,902               $28,828
Work-in-Process                          18,449                18,557
Finished Goods                              503                   546
                                        -------               -------
                                        $44,854               $47,931
                                        =======               =======

NOTE 3 - STOCKHOLDERS' EQUITY

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan (401k plan) and its stock option incentive program. When the treasury shares are reissued, any excess of the acquisition cost of the shares over the proceeds from reissuance is charged to retained earnings. Through June 30, 1998, 170,000 shares have been repurchased, of which 99,383 have been reissued under the Company's stock option and 401(k) plans.

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

         The following is a reconciliation of the numerators and denominators for the computation of basic and diluted income per share (in thousands except per share amounts):



                                             Three Months Ended             Nine Months Ended
                                                  June 30,                       June 30,
                                                  --------                       --------
                                             1998          1997             1998         1997
                                             ----          ----             ----         ----
BASIC NET INCOME PER SHARE:

    Net income                              $ 5,202        $ 4,419        $13,285        $10,880
    Less:  Preferred stock dividends              -              -              -            211
                                            -------        -------        -------        -------

    Income available to common
      stockholders (numerator)              $ 5,202        $ 4,419        $13,285        $10,669
                                            =======        =======        =======        =======

    Weighted average number of
      common shares (denominator)            14,771         14,541         14,761         13,757
                                            =======        =======        =======        =======

BASIC NET INCOME PER SHARE                  $  0.35        $  0.30        $  0.90           0.78
                                            =======        =======        =======        =======


DILUTED NET INCOME PER SHARE:
    Net income (numerator)                  $ 5,202        $ 4,419        $13,285        $10,880
                                            =======        =======        =======        =======

    Weighted average number of
      common shares                          14,771         14,541         14,761         13,757
    Effect of dilutive securities:
      Stock options                           1,102          1,207          1,169            926
      Convertible preferred stock                 -              -              -            616
                                            -------        -------        -------        -------

    Diluted weighted average number
      of common shares (denominator)         15,873         15,748         15,930         15,299
                                            =======        =======        =======        =======

DILUTED NET INCOME PER SHARE                $  0.33        $  0.28         $ 0.83        $  0.71
                                            =======        =======        =======        =======



NOTE 5 - RECLASSIFICATIONS AND RESTATEMENTS

         Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. In addition, prior year share and per share data have been restated for the Company's two-for-one stock split effective August 25, 1997.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other

Post-retirement benefits plans. This Statement is effective for the Company's 1999 fiscal year financial statements and restatement of disclosure for earlier years provided for comparative purposes will be required unless the information is not readily available. The Company is currently evaluating the extent to which its financial statements will be affected.

         In March 1998, the American Institute of Certified Public Accountants ("AICA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe the adoption of this Statement will have a significant impact on its financial position or results of operations.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and initial application will be reported as a cumulative effect of a change in accounting principle. The Company does not believe the adoption of this Statement will have a significant impact on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", which requires an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts as either assets or liabilities and measure those instruments at fair value. This Statement is effective for the Company" fiscal year 2000 first quarter financial statements and restatement of prior years will not be required. The Company does not believe the adoption of this Statement will have a significant impact on its financial position or results of operations.

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

GENERAL

         Plexus Corp. is a contract provider of design, manufacturing and testing services to the electronics industry. Headquartered in Neenah, Wisconsin, the Company provides product realization services and is one of the largest electronic assembly organizations in the United States. Through its wholly owned subsidiaries, principally Plexus Technology Group, Inc., and Plexus Electronic Assembly Corporation, the Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing and failure analysis, manufacturing, final system box build, distribution and after-sales support. Services are provided to original equipment manufacturers in the computer (primarily mainframe, server and peripheral products), medical, industrial, telecommunications and transportation electronics industries. The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California.

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

         Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and price changes. The Company's risk of price changes are minimized by the general pass-through of component costs to customers. Shortages of key electronic components which are provided directly from customers or suppliers can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry. While in general the marketplace for such components has eased, allowing greater availability, key component shortage issues can still occur with respect to specific industries or particular components. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. As a result, the Company's sales and profitability can be affected from period to period.

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the quarter ending June 30, 1998 and in fiscal 1997, approximately 4 percent and 6 percent, respectively, of the Company's total sales were foreign, with less than 2 percent in each period going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         Recruitment of personnel in the electronics manufacturing service industry is highly competitive and the market to recruit for certain technical and professional employees has become increasingly tight.. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled executive, technical and management personnel. Although to date the Company has been successful in recruiting and retaining personnel, the loss of services of certain of the employees or failure to recruit additional employees could have a material adverse effect on the Company's results and financial condition.

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

         The Company has a corporate information technology organization whose primary purpose is to ensure vision and direction of information systems to meet internal and external needs. The Company must keep pace with rapid technological developments in its management information systems and its production facilities and equipment, and can experience costs and conversion difficulties in connection with the implementation of new systems and processes. In addition, like all other companies, the Company must assure that its computer and software systems, and other machinery and systems that depend upon computer-driven operations or which have embedded chips or micro-processors, are capable of accurately functioning and accurately recognizing and processing data with year 2000 requirements and beyond ("Year 2000 Compliant"). The Company expects to be Year 2000 Compliant in mid 1999, although certain functions are subject to the efforts of third-party suppliers. The Company has substantially completed its evaluation of all systems to determine the extent, if any, of conversion requirements and is currently in the implementation and test phase of the conversions. The costs associated with implementing year 2000 applications have not been material and are not expected to be material beyond the Company's regular technology budget, although there can be no assurances. Material costs or consequences of incomplete or untimely resolution of year 2000 issues currently are not expected, although no assurances can be given that it would not negatively impact the results of operations. Additionally, there can be no assurance that the Company's customers and suppliers have, or will have, management information systems that are Year 2000 Compliant or that required systems modifications will be completed before the year 2000.

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

RESULTS OF OPERATIONS

NET SALES

         Net sales for the nine months ended June 30, 1998 decreased slightly to $98.6 million from $99.1 million for the same period in the prior fiscal year. Sales for the nine months ended June 30, 1998 increased 3 percent to $292.2 million from $283.2 million in June 30, 1997. Sales were impacted by several external factors including a transition away from certain markets and customers whose mix of business is no longer compatible with the Company's long-term growth strategy, a balancing of customer inventory levels, decreasing component pricing with related decreasing average selling prices, a general weakening of certain markets in which some of our customers operate, and the negative effects of the strong U.S. dollar that has impacted a few customers. The factors that affected third quarter sales may continue to impact future sales. Although there can be no assurances, the Company presently anticipates sequential sales growth in the fourth quarter of fiscal 1998, subject to the ultimate development and timing of new customers and new programs.

         By industry segment, sales increased, from the same nine-month period to the prior fiscal period, for the telecommunications and transportation markets which were offset by declines in the computer and industrial markets. Sales for the quarter by industry were as follows: Computer 27 percent, Medical 22 percent, Telecommunications 20 percent, Industrial 16 percent, Transportation 12 percent, and Other 3 percent. Currently, the Company expects telecommunications sales to continue to increase for the fourth quarter of fiscal 1998 to be offset by a decline in transportation sales. However, the Company does not expect there will be any other material changes in the breakdown of its sales by industry in fiscal 1998.

         The Company's largest customers are General Electric Company (GE), International Business Machines Corporation (IBM) and Unisys Corporation (Unisys) who each accounted for approximately 11 percent of sales in the nine months ended June 30, 1998 compared to approximately 12 percent, 10 percent and 12 percent of sales, respectively, in the same period in fiscal 1997. No other customers had sales over 10 percent for the nine months ended June 30, 1998 or 1997. However, for the quarter ended June 30, 1998 sales to Ascend Communications, Inc. (Ascend) were 11 percent of sales and are currently expected to exceed 10 percent of sales in future quarters. The Company believes that sales to IBM will decrease due to the potential transfer of business from one of IBM's divisions, as well as certain programs going end of life. For the quarter ended June 30, 1998 sales to IBM were 6 percent of sales. The Company is continuing to focus on enhancing the customer mix and sales through new programs with current and new customers.

         Sales to the Company's ten largest customers accounted for 69 percent of net sales for the nine months ended June 30, 1998 compared to 68 percent for the same period in fiscal 1997 and all of fiscal 1997. The Company remains dependent upon continued sales to GE, Unisys, Ascend and its other significant customers. The Company's financial performance is dependent upon the continued growth, viability and financial stability of its customers, which in turn are dependent upon the industries in which they compete. These industries are characterized by rapid technological change and short product life cycles. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $13.2 million, or 10.9 percent, for the three months ended June 30, 1998 from $11.9 million for the same period in the prior fiscal year. The gross margin for the three months ended June 30, 1998 and 1997, was 13.4 percent and 12.1 percent, respectively. The gross margin for the nine month periods ended June 30, 1998 and 1997 was 12.1 percent and 11.0 percent, respectively. The increase in gross margin in the three and nine month periods ended June 30, 1998 compared to the same periods in fiscal 1997 reflects the leverage generated by improved product mix, continued operational efficiency improvements and cost controls, and better component pricing. These were partially offset by increased start-up costs associated with new programs and increased hiring in the Company's engineering and technical manufacturing areas in order to continue to expand its capabilities and meet customer demands.

         The Company is continually evaluating the advantages and feasibility of new manufacturing processes. The Company believes that its future success will depend, in part, upon its ability to develop and market manufacturing services which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

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

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative (S&A) expenses increased to $14.1 million, or 4.8 percent of sales, for the nine months ended June 30, 1998, compared to $12.6 million, or 4.5 percent, for the comparable prior fiscal year period. For the quarters ended June 30, 1998 and 1997, S&A expenses were $4.9 million, or
5.0 percent of sales, and $4.5 million, or 4.5 percent, respectively. These increases reflect the Company's planned expansion of its engineering infrastructure, sales and marketing efforts, and enhancements of its customer support function. The Company anticipates that future S&A expenses will increase in absolute dollars but remain between 4.5 percent and 5.0 percent of annual sales, as the Company continues to expand these support areas.

OTHER INCOME (EXPENSE)

         Interest expense was $3,000 and $10,000 for the three and nine months ended June 30, 1998 compared to $186,000 and $727,000 in the comparable periods in fiscal 1997. The decrease in interest expense is primarily due to reduced borrowings required to support working capital. See "Liquidity and Capital Resources." Other income consists primarily of interest income.

INCOME TAXES

         Income taxes increased to $3.4 million and $8.7 million for the three and nine months ended June 30, 1998 compared to $2.9 million and $7.1 million in the comparable period in fiscal 1997, as a result of increased earnings. The Company's effective income tax rate has remained relatively constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $19.5 million for the nine months ended June 30, 1998 compared to $12.5 million in the comparable period in fiscal 1997. Cash from operations was provided primarily by improved net income and inventory management. Inventory turnover improved to 7.4 turns for the nine months ended June 30, 1998 from 6.7 turns for all of fiscal 1997. The cash generated from operating activities was utilized primarily to purchase additional manufacturing equipment and facilities, to reduce outstanding debt and acquire treasury stock.

         Cash flows used in investing activities for the first nine months of fiscal 1998 totaled $7.8 million and were utilized primarily for capital additions, including the acquisition of the majority of assets of NEI Electronics, Inc., a contract electronics manufacturer located in Minneapolis, and Tertronics, Inc., a Silicon Valley electronic design and quick-turn company.

         The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates total capital expenditures for fiscal 1999 and 1998 will be similar to fiscal 1997, at approximately $10 million to $12 million, which the Company expects to fund through cash flows from operations and its $40 million long-term revolving credit agreement.

         Cash flows used in financing activities totaled $0.8 million for the nine months ended June 30, 1998, primarily representing the payments of the Company's long-term revolving credit facility and purchase of treasury stock offset by reduced cash payments for income taxes resulting from the tax benefit of stock options exercised. Through July 31, 1998 there were no borrowings under the Company's $40 million long-term revolving credit agreement. The ratio of total debt-to-equity as of June 30, 1998, was 0.6 to 1, compared to 0.8 to 1 as of September 30, 1997.

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

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's Common Stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan and its stock option incentive program. Through July 31, 1998, the Company repurchased 170,000 shares for approximately $2.7 million.

         The Company has not paid dividends on its Common Stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

NEW ACCOUNTING PRINCIPLES

         The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" in fiscal year 1999. The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and the AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities" in fiscal year 2000. See footnote 6 to the Company's consolidated financial statements for detail.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Requirements not yet applicable to the Company.

                                    * * * * *

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

DEADLINES FOR SHAREHOLDER PROPOSALS

        Pursuant to Rule 14a-5(e) under the Securities Exchange Act of 1934, as amended effective June 29, 1998:

        1. The deadline for submitting shareholder proposals for inclusion in the Company's proxy statement and form of proxy for the Company's annual meeting of shareholders to be held in 1999 pursuant to Rule 14a-8 is September 8, 1998.
        2. The date after which notice of a shareholder proposal submitted outside the processes of Rule 14a-8 is considered untimely is November 20, 1998.

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



8/12/98                  /s/ Peter Strandwitz
-------                  ------------------------------
  Date                       Peter Strandwitz
                             Chairman and CEO



8/12/98                  /s/ Thomas B. Sabol
-------                  ------------------------------
  Date                       Thomas B. Sabol
                             Vice President-Finance &
                             Chief Financial Officer