Form 10-K405
period 1998-09-30
PLEXUS CORP
filed 1998-12-28
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

55 JEWELERS PARK DRIVE, NEENAH, WISCONSIN               54957-0156
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (920) 722-3451

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                           $.01 par value
                                                Preferred Stock Purchase Rights
                                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)) and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes X NO
                                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 11, 1998, 14,980,948 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $29.8125 closing sale price on that date, as reported on the NASDAQ National Market System) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $416 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of Form 10-K Into Which
            Document                      Portions of Document are Incorporated
            --------                      -------------------------------------
   Proxy Statement for 1999 Annual
   Meeting of Shareholders                Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe", "expect", "intend", "plan", "look forward to", "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the level of overall growth in the electronics industry, the Company's ability to integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the result of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the risk of customer delays or cancellations in both on-going and new programs, the timing and mix of production, the effect of start-up costs of new programs and facilities, capacity utilization, the effect of economic conditions, the impact of technological changes and increased competition, design and manufacturing deficiencies and other risks detailed herein and in the Company's other Securities and Exchange Commissions filings.

                                    PART I

ITEM 1.    BUSINESS

GENERAL

         Plexus Corp., through its subsidiaries (together "Plexus" or the "Company"), provides product realization services to original equipment manufacturers ("OEMs") in the medical, computer (primarily mainframes, servers and peripherals), industrial, telecommunications and transportation electronics industries. Plexus offers a full range of services including product development and design, material procurement and management, prototyping, manufacturing and assembly, functional and in-circuit testing, final system box build and distribution.

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

         Plexus is a Wisconsin corporation incorporated in 1979. Its principle subsidiaries are Plexus Electronic Assembly Corporation and Plexus Technology Group, Inc. The Company's principle office is located at 55 Jewelers Park Drive, Neenah, Wisconsin 54957-0156, and its telephone number is (920) 722-3451.

ELECTRONIC PRODUCT SERVICES

         General Background. The Company's services involve the design of electronic products and systems, the arrangement of electronic components thereon, and the assembly and testing of such products including the incorporation of the electronic assemblies into the final product housing. The products designed and assembled by the Company consist primarily of electronic components assembled on printed circuit boards and programmed to perform specific functions. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers and switches. Printed circuit boards are the basic element in the manufacture of most electronic products and act as the interconnection platforms for various integrated circuits and electronic components. In addition to the Company's ability to design and manufacture complete electronic products, the Company also has the capacity of designing and assembling printed circuitry products and products utilizing circuit boards with multiple layers of circuitry.

         The various types of electronic product services offered by the Company are discussed below. A customer of the Company may utilize any or all of these services. The Company charges for these services under a variety of pricing methods that vary according to the customer or type of service involved.

         Product Design. The Company, primarily through its Plexus Technology Group, Inc. subsidiary, provides product design and engineering services. These services include project management, product specifications, circuit design, software design, custom integrated circuit design, printed circuit board layout, product housing design, and product validation testing. The Company's design services provide customers with a complete product design which is capable of performing an intended function and which can be manufactured in an efficient and economical manner.

         The Company's technologies involve the use of computer assisted electronic design automation tools to shorten the design cycle and improve design quality. The Company's personnel use a variety of these advanced design automation tools in the development of electronic products. Custom integrated circuit design is assisted by circuit synthesis and simulation tools. Software design is assisted by structured design tools and microprocessor emulation technologies. Automated component placement and signal routing tools assist printed circuit board design of complex multi-layered circuit boards. Solids modeling and structure analysis tools assist product housing design.

         The Company's design services may include initial feasibility studies, product concept definition, development of specifications for product features and functions, product engineering specifications, microprocessor design, development, prototype production and testing, and development of test specifications and procedures.

         Product Development Engineering And Testing. The Company believes that its product development engineering and testing capabilities are significant factors in the success of its business. The Company maintains a staff of more than 230 employees in its engineering services subsidiary, including some 200 engineers and technologists involved in project management, hardware, software, mechanical, printed circuit board design, test and validation of electronic products and systems. The Company believes this comprehensive capability provides significant value to its customers by providing one-stop-shopping for product design, prototyping, test and manufacturing. The Company believes this comprehensive service lowers the overall development cost to the customer and accelerates the time-to-market of the customers' products.

         To supplement its internal capabilities, Plexus has formed several strategic alliances with independent research and development organizations for cooperative design and marketing programs. The Company believes these alliances provide complementary technologies and expertise to customers.

         Prototyping. The Company provides rapid assembly of prototype products within dedicated assembly facilities. The prototype assembly service is supplemented by value-added services including materials management, manufacturing defects analysis, design for manufacturability analysis, design for testability analysis, and printed circuit board design. This service provides a bridge between the Company's engineering organization, the customer's engineering organization, and the Company's manufacturing organization. This bridge facilitates efficient transitions into manufacturing. The Company believes the higher-level engineering services offered by the prototyping organization provide significant value to its customers by accelerating time-to-production.

         Product Manufacture And Assembly. The Company, primarily through its Plexus Electronic Assembly Corporation subsidiary, manufactures electronic products and assemblies for use in a wide variety of industries and applications.

         The Company's assembly processes involve the fabrication of products from components manufactured to specification by others. Electronic components such as memory chips, microprocessing units, integrated circuits, resistors, capacitors, transformers, switches, wire and related items are purchased as stock items from a variety of manufacturers and distributors. The Company is not dependent upon any single supplier for such material. The Company's printed circuit boards and certain other components are manufactured to its customers' specifications. The Company believes these products would be available from a variety of sources and that the loss of any single source of supply would not materially affect the Company's business.

         The Company's manufacturing operations include printed circuit board assembly, testing, and final systems box build into the final product housing. While the Company has automated various aspects of many processes, the assembly of components into electronic products still requires some labor-intensive processes generally requiring a high degree of precision and dexterity in the assembly stage and integration of quality assurance checks into the manufacturing processes. The final systems box build process is a mostly manual process with little opportunity for automation. The Company utilizes specially designed equipment and techniques to maintain its ability to assemble efficiently a wide variety of electronic products. Additionally, the Company has developed special processes and tools to enable the assembly of finished medical devices to meet the US Food and Drug Administration Quality System Regulation
(QSR) requirements.

         Product Testing. The increasingly complex design and assembly techniques for production of electronic products have created a need for the Company's services in designing and assembling test equipment for electronic assemblies. Such test equipment includes functional test fixtures for testing product assemblies, sub-assemblies or printed circuit assemblies; in-circuit component measurement testers for testing printed circuit board assemblies; and intelligent burn-in chambers, which temperature cycle products during functional test. The Company designs and assembles test systems for testing customers' products. The Company believes that the design and production of test equipment is an important factor in its ability to provide products of consistent and high quality.

MATERIALS AND COMPONENTS

         The Company purchases electronic components from component manufacturers and electronic component distribution companies. Key commodities purchased include: printed circuit boards (PCBs), specialized components such as application specific integrated circuits (ASICs), semi-conductors (i.e., integrated circuits, primarily memory and logic devices, and discrete devices), interconnect products, electronic sub-assemblies (including memory modules, power supply modules, and cable and wire harnesses), resistors, and capacitors.

         In addition to electronic components, the Company purchases components for consumption in its higher level assembly and box-build manufacturing. These components include: sheet metal fabrications, plastic injection molded parts, aluminum extrusions, die castings, and various other hardware and fastener components. The components purchased range from standard to highly custom and cover the spectrums of market volatility and price.

         The Company has strategic suppliers for these components and, as a result, has not generally experienced difficulties in obtaining the components needed for its assemblies during fiscal 1998 and currently does not expect difficulties in the near future. However, no assurance can be given that such shortages could occur which would have a material adverse effect on the results of the Company.

CUSTOMERS AND MARKETING

         The Company performs services for a wide variety of customers ranging from large multi-national companies to smaller companies. Because of the variety of services it offers, its flexibility in design and manufacturing, and its ability to timely respond to customer needs, the Company believes it is well positioned to offer its services to customers in its market segments. For many customers, the Company functions as both a design and production arm, thus permitting customers to concentrate on concept development and marketing, and to avoid the expense of development of manufacturing capacity. This method provides an economical and efficient alternative to in-house production.

         The Company markets its services primarily through its own employees. It also employs several sales and representative agencies covering selected customer accounts. The representatives are paid commissions based upon sales. Additionally, the Company markets its services through advertisements, technical articles, trade shows, press releases, the Internet and dissemination of Company brochures.

         During fiscal 1998, the Company's services were sold to approximately 120 customers. Only one customer represented over 10% of the Company's fiscal 1998 net sales, and with three customers representing over 10% of the Company's fiscal 1997 net sales, as follows:



                                                               Fiscal Year % of Net Sales
                                                               -----------------------------
                                  Customer                   1998          1997         1996
                                  --------                   ----          ----         ----
General Electric Company                                     11%           13%           13%
International Business Machines Corporation                   *            12%           26%
Motorola, Inc.                                                *            10%            *
*represents sales less than 10%

         Many large customers, including those above, contract independently through multiple divisions, subsidiaries, production facilities or locations. The Company believes that in many cases its sales to one such subsidiary, division, facility, or location are not dependent on sales to others. Although the complete loss of any major customer could have a significant negative impact on the Company, the Company does not believe the loss of all divisions, subsidiaries, facilities, or locations of a major customer to be likely. For a further discussion of sales to these and other large customers, see "Management's Discussion and Analysis - Results of Operations -- Net Sales" (Item 7) which is incorporated herein by reference.

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

         In fiscal 1998, the Company sold its minority interest in a small engineering/product company. The sale transaction included a five-year earnout based on a defined formula that may generate future non-operating income. Currently the Company does not expect these amounts, if any, to be material.

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

COMPETITION

         The market for electronic products and services provided by the Company is highly competitive, primarily on the basis of engineering, testing and production capability, technological capabilities and the capacity for responsiveness, quality and price.

         The capability to design in a timely manner and the capacity to produce quality items and to assure prompt delivery are particularly important in the electronics industry. The market in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The average product designed and assembled by the Company may have a technological useful life ranging from 18 months to over five years, dependent on the product and the industry. Through its design and production services, the Company serves as an extension or replacement for its customers' engineering, testing and manufacturing operations.

         Competitors in the electronics design and assembly field are numerous and range in size from several very large multi-national companies with substantially greater resources than the Company to many smaller companies competing only in specific aspects of the Company's business. In addition, the Company competes against foreign low-labor cost manufacturers. However, this competition tends to focus on commodity and consumer related products, which is not a focus market for Plexus. The Company also competes against companies which determine to manufacture items in-house rather than contract with a third-party manufacturer. The Company estimates that it controls less than one percent of the global market in the outsource electronics manufacturing services industry.

PATENTS AND TRADEMARKS

         The Company does not own any material patents or copyrights. The Company owns the servicemark "Plexus" and has applied for (and is using) the servicemark "Plexus, The Product Realization Company."

ENVIRONMENTAL COMPLIANCE

         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company believes that it is in compliance with all federal, state and local environmental laws, and does not anticipate any significant expenditures in maintaining its compliance, there can be no assurances that violations will not occur which could have a material adverse effect on the results of the Company.

EMPLOYEES

         As of December 1, 1998, the Company employed full time approximately 2345 persons. These employees included approximately 990 professional, technical and engineering employees and approximately 1355 employees who work in assembly. The Company also employed 150 temporary employees through various temporary employment agencies. The Company has never experienced a work stoppage due to a labor dispute, considers its relations with employees to be very good, and is not a party to any labor contract. To date, the Company has not had any difficulty fulfilling its employment needs, although labor markets have been tight in the areas surrounding its primary facilities. The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company and its results of operations.

ITEM 2.           PROPERTIES

         The Company owns its headquarters, the Plexus Technology Center, in Neenah, Wisconsin, which consists of approximately 45,000 square feet and includes Plexus' headquarters office. The Technology Center provides office, design and testing space for the Company.

         The facilities in the original Neenah complex built in the period from 1980 to 1985 are owned by the Company and contain an aggregate of approximately 80,000 square feet of assembly and office space.

         In 1985, the Company opened an assembly facility with approximately 45,000 square feet of assembly and office space, which it owns in Richmond, Kentucky.

         In 1990, the Company occupied an assembly facility in Neenah, Wisconsin, with approximately 110,000 square feet of assembly and office space providing additional capacity. The Company leases this facility under a fifteen year operating lease.

         In 1994, the Company occupied a newly constructed 175,000 square feet surface mount assembly and office facility in Neenah, Wisconsin designated the "Advanced Manufacturing Center" as a result of its design by the Company to incorporate advanced assembly processes. The Company leases this facility under a twenty year operating lease.

         In 1997, the Company occupied an approximately 110,000 square foot leased manufacturing facility located in Green Bay, Wisconsin. Annual lease payments by the Company for the building and equipment is based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments, although it does involve a sharing of potential future profits (if any) from the facility.

         In 1996 and 1997, the Company occupied additional office buildings, with approximately 32,000 square feet of office space, in Neenah, Wisconsin. The Company leases these office buildings under individual ten-year operating leases.

         In September 1997, the Company occupied an engineering design center, with approximately 5,000 square feet, in Raleigh, North Carolina. The Company leases this building under a six-year operating lease. The Company will be moving from this existing facility into a 15,000 square foot facility in February 1999. The Company will either sublease or terminate its existing lease and replace it with a seven year operating lease for this new 15,000 square foot facility.

         In November 1997, the Company purchased an approximately 14,000 square foot manufacturing and office facility in Minneapolis, Minnesota. Also, in November 1997, the Company entered into an operating lease for a manufacturing and office facility, with approximately 5,000 square feet, in Milpitas, California for a five-year term.

         The Company uses specialized equipment in its operations. The Company leases a substantial amount of this equipment.

         The Company believes that its equipment and facilities are modern, well maintained and adequate for its present needs. However, continued expansion of the Company's business may require additional facility expansion in the future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party of or which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information regarding the present executive officers of the Company, who are elected by the Board of Directors after each annual meeting of shareholders for one-year terms or until replaced by the Board of Directors.


                                                                                                         PRESENT OFFICE
           NAME                 AGE                                POSITION                                HELD SINCE
           ----                 ---                                --------                                     -----
Peter Strandwitz                61      Chairman, Chief Executive Officer, Director                            1979
John L. Nussbaum                56      President, Chief Operating Officer, Director                           1996 (1)
Charles C. Williams             62      Vice President                                                         1989
Thomas B. Sabol                 39      Vice President-Finance and Chief Financial Officer                     1996 (2)
Joseph D. Kaufman               41      Vice President, Secretary and General Counsel                          1990
William F. Denney               65      Vice President                                                         1990 (3)
Lisa M. Kelley                  32      Treasurer and Controller                                               1998 (4)

(1) Mr. Nussbaum has served as President and a director of the Company since 1980. Mr. Nussbaum became Chief Operating Officer in 1996.

(2) Mr. Sabol joined the Company in January 1996. From 1993 to 1995, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation. Prior to that time Mr. Sabol served as Business Assurance Manager for Coopers & Lybrand.

(3) Mr. Denney has served as the Vice President of the Company since 1990. He was the Company's Controller from 1990 to 1997 and the Company's Treasurer from 1995 to 1997.

(4) Ms. Kelley joined the Company in September 1992. Positions held within the Company included Manager, Subsidiary Controller, and Assistant Corporate Controller. Beginning in 1997, she became the Corporate Controller. In 1998, Ms. Kelley became Treasurer.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

Information on Common Stock

         For the years ended September 30, 1998 and 1997, the Company's Common Stock has traded on the NASDAQ National Market System; the price information for that period represents high and low sale prices.

Price Range of Common Stock (restated to reflect the Company's 1997 two-for-one stock split)


Fiscal Year Ended                                               Fiscal Year Ended
September 30, 1998                                              September 30, 1997
                               High        Low                                            High        Low
First Quarter                  35 1/8      13 1/8               First Quarter             10 3/8        6 7/8
Second Quarter                 22 1/2      12 3/8               Second Quarter            17 5/8        8 3/8
Third Quarter                  24          16 1/4               Third Quarter             28           12 1/2
Fourth Quarter                 22 3/4      13 3/4               Fourth Quarter            38 1/4       23 1/2
Year                           35 1/8      12 3/8               Year                      38 1/4        6 7/8



         As of September 30, 1998, there were approximately 6,000 shareholders of record.

         The Company has not paid any cash dividends. See "Management's Discussion and Analysis of Operations" for a discussion of the Company's dividend intentions.

Issuance of Securities

         Each Plexus shareholder of record as of August 27, 1998 was issued, in a dividend, one Preferred Stock Purchase Right, as reported in Plexus' Report on Form 8-K dated August 13, 1998. As a dividend, the transaction was not subject to registration under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
(dollars in thousands, except per share amounts)




                                                                           For the years ended September 30,
OPERATING STATEMENT DATA                                    1998            1997            1996             1995           1994

Net sales                                              $ 396,815      $  386,431      $  316,124       $  283,134    $   242,483
Gross profit                                              49,946          44,016          27,333           23,696         16,170
Gross margin                                                12.6%           11.4%            8.6%             8.4%           6.7%
Operating income                                          30,922          27,009          14,016           12,435          7,926
Operating margin                                             7.8%            7.0%            4.4%             4.4%           3.3%
Net income                                                19,235          16,400           7,431            6,343          3,057
Earnings per share (diluted)                           $    1.21       $    1.05      $     0.52       $     0.45    $      0.23


CASH FLOW STATEMENT DATA
Cash flows provided by operations                      $  29,745       $  20,361      $   29,243       $    4,188       ($11,171)
Capital equipment additions                                9,376          10,738           4,144            2,106          5,288


BALANCE SHEET DATA
Working capital                                        $  68,296       $  53,258      $   51,425       $   71,302    $    62,784
Total assets                                             143,665         121,817         107,374          115,088        122,021
Long-term debt                                               152           3,516          15,372           41,734         40,691
Stockholders' equity                                      89,339          67,583          48,017           41,009         34,879
Return on average assets                                    14.5%           14.3%            6.7%             5.4%           2.8%
Return on average equity                                    24.5%           28.4%           16.7%            16.7%          10.2%
Inventory turnover ratio                                     7.5x            6.7x            5.6x             4.8x           4.1x


Note: All per share information reported throughout this annual report has been restated for Statement of Financial Accounting Standard No. 128, "Earnings Per Share." In addition, all share and per share information reported throughout this annual report has been restated (except where noted) to give effect to the Company's two-for-one stock split effective August 25, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, are forward-looking statements (such as statements in the future tense and statements including "believe", "expect", "intend", "plan", "look forward to", "anticipate" and similar terms) that involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed in further detail below (in particular "General" and "Year 2000 Issues").

GENERAL

         Plexus Corp. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Neenah, Wisconsin. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., and Plexus Electronic Assembly Corporation, the Company provides product realization services to original equipment manufacturers in the medical, computer (primarily mainframes, servers and peripherals), industrial, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution.

         The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California. The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

         The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, a change in component costs can directly impact the average selling price, gross margins and the Company's net sales. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

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

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In fiscal 1998, approximately 4 percent of the Company's total sales were foreign, with less than 2 percent going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

         The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

         The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. Approximately 15 to 20 percent of the Company's contract manufacturing sales are a direct result of these services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth in contract manufacturing revenues. Currently, the design and development services are less than 10 percent of total sales. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. The Company must also successfully integrate and leverage its new regional product design centers into this strategy. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rate will continue.

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

         Other factors that could adversely affect forward-looking statements include the Company's ability to maintain and expand its customer base, gross margin pressures, the effect of start-up costs related to new facilities, year 2000 compliance issues discussed below, the overall economic conditions affecting the electronics industry, and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

YEAR 2000 ISSUES

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

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's manufacturing, design and testing equipment, computer programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions or engage in similar normal business activities.

         The Company has developed a Year 2000 compliance strategy and methodology to assure the Company can continue to provide engineering and manufacturing services in the year 2000 and beyond. The Company's A/S400 hardware and software system, which handles virtually all production data processing and accounting, has been tested and documented to be Year 2000 compliant. Final compliancy approval is expected to be completed by December 31, 1998. The Company is targeting June 30, 1999 to be compliant on all other mission critical items.

         The Company's Year 2000 strategy defines focus teams responsible for information systems including hardware and software; production and facility equipment and systems; test equipment and software; engineering development systems; component and inventory issues; customer and supplier issues; and third party agents and extended enterprises. Each team will complete four phases to assure Year 2000 compliance which include a complete inventory and risk assessment of items or issues (risk assessment defined as mission critical, non mission critical, or not date sensitive); a strategy plan including contingencies or remediation; the actual conversion or remediation including testing and documentation; and compliancy approval.

         The first phase of the plan (inventory and risk assessment) was completed by mid December of 1998. The strategy and initial contingency plan is expected to be completed by the end of January, 1999. The actual conversion, remediation and testing will occur between February and May, 1999. Final compliancy approval is expected to be completed by the end of June, 1999. Final contingency plans are scheduled to be in place by September, 1999 for any remaining or unexpected items.

         The Company believes the costs associated with the Year 2000 compliancy plan will be mostly current internal labor expenses and are not expected to materially increase. Future compliancy costs have not been determined, but are not expected to be material. Other non-Year 2000 efforts have not been materially delayed or impacted by Year 2000 compliancy plan initiatives. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated.

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. The most reasonably likely worst case scenario could cause a production shut down in one or more facilities. The Company has not yet completed a contingency plan for such occurrence, but has included completion of a contingency plan in its Year 2000 planning as discussed above. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. Additionally, there can be no assurance that potential future costs of defending and resolving claims will not have a material adverse impact on the Company's results of operations.

RESULTS OF OPERATIONS

Net Sales

         In fiscal 1998, net sales were $397 million, an increase of $11 million, or 3 percent, over the previous year. Net sales in fiscal 1997 were $386 million, an increase of $70 million, or 22 percent, over fiscal 1996. Sales for fiscal 1998 increased due to the addition of new programs and new customers, primarily Ascend Communications, Inc. (Ascend). Sales to Ascend exceeded 10% of total sales for the second half of fiscal 1998. This increase was offset by several factors including (1) the decision by certain customers to transition manufacturing into their own in-house manufacturing facilities, primarily Motorola, Inc. (Motorola), (2) the Company's decision to exit from certain automotive and other commodity-oriented markets, primarily computer peripherals, whose businesses are no longer compatible with the Company's long-term growth plans, (3) decreasing component pricing with related decreases in average selling prices, (4) a general weakening of certain markets, primarily industrial-semiconductors, in which the Company operates, and (5) the negative effects of the strong U.S. dollar and the Southeast Asian market's unfavorable economic conditions and the impact of such on a few customers. Such items could continue to impact the Company's sales growth rate.

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

         Sales for fiscal 1998 to the industries the Company services remained fairly consistent with fiscal 1997, except for the increase in the telecommunications industry from 11 percent to 18 percent of total sales which was somewhat offset by a decline in the computer industry to 27 percent from 31 percent of total sales. The large increase in the telecommunications industry was primarily a result of sales to a new customer, Ascend, in fiscal 1998. Sales for fiscal 1998 for the other industries were as follows: Medical 21 percent (21 percent in fiscal 1997), Industrial 20 percent (21 percent in fiscal 1997), Transportation 12 percent (12 percent in fiscal 1997), and Other 2 percent (4 percent in fiscal 1997). Automotive sales, included in Transportation, decreased from 6 percent in fiscal 1997 to less than 3 percent in fiscal 1998, which was offset by gains in sales to Avionics customers. For fiscal 1999, the Company currently expects the telecommunications, medical and industrial markets to increase in percentage terms, offset by decreases in the computer and transportation markets.

         The Company's largest customer for fiscal 1998 was General Electric Company (GE) (including up to four subsidiaries or divisions) which accounted for 11 percent of total sales compared to 13 percent of total sales for fiscal 1997 and 1996. No other customers accounted for more than 10 percent of the Company's total sales for fiscal 1998, although sales to Unisys were slightly less than 10 percent of the Company's total sales for fiscal 1998 and 1997. Sales to IBM

(including up to six subsidiaries or divisions) were 12 percent and 26 percent of total sales for fiscal 1997 and 1996, respectively. Sales to IBM continue to decrease due to the items noted above. Sales to Motorola (including up to five subsidiaries, divisions or locations) were 10 percent of total sales in fiscal 1997. These results reflect the Company's dedication to continue to diversifying its customer base, and decrease its dependence on any particular customer or customers. Each division or subsidiary of these customers contracts independently of the other divisions or subsidiaries. The Company has continued to obtain new business from other customers that have resulted in a reduced dependency on IBM and GE. Currently the Company expects sales from GE and Unisys to remain steady in fiscal 1999. However, their percentage of total Company sales could continue to decline as other customers grow. Sales to Ascend are currently expected to exceed 10 percent in fiscal 1999.

         Sales to the Company's ten largest customers accounted for 70 percent, 68 percent, and 70 percent of total revenues in fiscal 1998, 1997, and 1996, respectively. While the Company expects similar results for the total percent of sales accounted for by the ten largest customers, the continuation of a diversified customer base is expected to change the customer mix. The Company remains dependent upon continued sales to GE, Ascend, Motorola, Unisys, IBM and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

Gross Profit

         Gross profit increased by $5.9 million, or 13 percent, in fiscal 1998 compared to fiscal 1997, and by $16.7 million, or 61 percent, during fiscal 1997 compared to fiscal 1996. The gross margin increased to 12.6 percent in fiscal 1998, from 11.4 percent in fiscal 1997. The gross margin in fiscal 1996 was 8.6 percent.

         The improved gross margin in fiscal 1998 compared to fiscal 1997 reflects the Company's focus on business mix, leading-technology products and markets, continued operating efficiencies and better component pricing which were partially offset by increased costs for expansion of engineering and technical manufacturing capabilities to meet customer demands.

         The increase in gross margin in fiscal 1997 compared to fiscal 1996 reflects the leverage generated by higher sales volumes, continued cost-savings initiatives instituted in the second quarter of fiscal 1996, the increased utilization of the Company's Advanced Manufacturing Facility, better component pricing, improved product mix, and the Company's integration of its flexible labor force within its Wisconsin operations. These were partially offset by increased start-up costs associated with new programs, primarily Unisys, and increased hiring in the Company's engineering and technical manufacturing areas in order to continue to expand its capabilities and meet customer demands.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of other factors, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

Selling and Administrative Expenses

         Selling and administrative (S&A) expenses increased to $19.0 million in fiscal 1998, compared to $17.0 million in fiscal 1997, and $13.3 million in fiscal 1996. As a percentage of sales, S&A expenses were 4.8 percent, 4.4 percent and 4.2 percent in fiscal 1998, 1997 and 1996, respectively. These increases reflect the Company's planned expansion of its sales and marketing efforts, enhancement of its information systems to support the Company's continued growth, and increase in its customer support function. The Company anticipates that future S&A expenses will increase in absolute dollars but remain between 4.7 percent and 5.0 percent of sales, as the Company continues to expand these support areas.

Other Income (Expense)

         Interest expense was $13,000 in fiscal 1998, compared to $0.8 million in fiscal 1997 and $2.1 million in fiscal 1996. The continual decrease in interest expense is primarily due to reduced borrowings required to support working capital. See "Liquidity and Capital Resources." As a result of reduced borrowings and cash investments, interest income was $0.7 million in fiscal 1998, compared to $0.1 million in fiscal 1997 and 1996. Other miscellaneous income in fiscal 1997 included approximately $0.6 million in gains from the buyout and sale of certain leased manufacturing equipment.

Income Taxes

         Income taxes increased to $12.4 million in fiscal 1998, from $10.7 million in fiscal 1997, and $4.9 million in fiscal 1996, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 39 percent to 40 percent in fiscal 1998, 1997, and 1996. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $29.7 million in fiscal 1998, compared to $20.4 million in fiscal 1997. Cash from operations was provided primarily by improved net profits. Inventory turnover improved to 7.5 turns as of September 30, 1998, from 6.7 turns as of September 30, 1997.

         The cash generated from operating activities in fiscal 1998 was utilized primarily to purchase additional manufacturing equipment. Borrowings under the Company's $40 million long-term revolving credit agreement have been reduced to zero from approximately $3 million as of September 30, 1997. The Company also obtained approximately $4 million in net capital as a result of stock option exercises and related tax benefit, which was offset by the purchase of treasury stock by the Company. On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's common stock on the open market. Through December 1998, 204,200 shares have been repurchased.

         Capital additions of $9.4 million for fiscal 1998 were primarily concentrated in surface mount assembly equipment, engineering workstations and related software, and management information systems hardware and software. Payments for property, plant and equipment for fiscal 1997 and 1996 were $10.7 million and $4.1 million, respectively. These acquisitions were financed from working capital.

         The Company has historically utilized operating leases to fund the majority of its manufacturing equipment needs. The Company now anticipates utilizing operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1999 to be similar to fiscal 1998 at approximately $8 to $10 million, which the Company expects to fund through cash flows from operations and the revolving credit agreement.

         A new 110,000-square-foot manufacturing facility located in Green Bay, Wisconsin, began production in April 1997. Annual lease payments by the Company for the building and the equipment are based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments, although it involves a sharing of potential future profits (if any) from the facility.

         The ratio of total debt-to-equity as of September 30, 1998, was 0.6 to 1, compared to 0.8 to 1 as of September 30, 1997.

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

NEW ACCOUNTING PRINCIPLES

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," in the first quarter of fiscal 1998. The Company is also required to adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999 and the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in fiscal 2000. (See footnotes 1, 6 and 9 to the Company's consolidated financial statements.)

         Additional standards the Company will be required to adopt but are not expected to have a material impact on the Company are SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in fiscal 1999; SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," in fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion about the Company's risk-management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

         The Company has financial instruments, including short-term cash investments and long-term debt, which are sensitive to changes in interest rates. However, the Company does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its cash investments and immaterial amount of its long-term debt.

         The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following "List of Financial Statements and Financial Statement Schedules", and accompanying reports, statements and schedules, which follow beginning on page F.1, all of which are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors: in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders ("1999 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the paragraph under "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Incorporated herein by reference to "Certain Transactions" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed:

         1. and 2.         Financial Statements and Financial Statement
                           Schedules. See following list of Financial Statements and Financial Statement Schedules, on page F-1, which is incorporated herein by reference.

                3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

(b)      Reports on Form 8-K.

         A report on Form 8-K dated August 13, 1998 was filed by Plexus during the last quarter of 1998. The report related to Plexus' adoption of its Shareholder Rights Plan.

                                PLEXUS CORP. 10-K
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                               SEPTEMBER 30, 1998


                                    CONTENTS



                                                                                       Pages
                                                                                       -----
Report of Independent Accountants                                                       F-2

Consolidated Statements of Operations for the three years ended                         F-3
September 30, 1998, 1997 and 1996

Consolidated Balance Sheets as of September 30, 1998 and 1997                           F-4

Consolidated Statements of Stockholders' Equity for the three years
ended September 30, 1998, 1997 and 1996                                                 F-5

Consolidated Statements of Cash Flows for the three years ended
September 30, 1998, 1997 and 1996                                                       F-6

Notes to Consolidated Financial Statements                                           F-7 to F-15


Financial Statement Schedule:

         Report of Independent Accountants                                              F-16

         Schedule II - Valuation and Qualifying Accounts                                F-17


                      [PRICEWATERHOUSECOOPERS LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
   Board of Directors
   Plexus Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Plexus Corp. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Milwaukee, Wisonsin
October 27, 1998

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 1998, 1997 and 1996
(in thousands, except share data)



                                                                      1998                  1997             1996
                                                              --------------------------------------------------------

Net sales                                                          $  396,815         $   386,431        $  316,124
Cost of sales                                                         346,869             342,415           288,791
                                                                   ----------         -----------        ----------

            Gross profit                                               49,946              44,016            27,333

Selling and administrative expenses                                    19,024              17,007            13,317
                                                                   ----------         -----------        ----------

            Operating income                                           30,922              27,009            14,016

Other income (expense):
    Interest expense                                                      (13)               (823)           (2,087)

    Miscellaneous                                                         775                 894               448
                                                                   ----------         -----------        ----------

            Income before income taxes                                 31,684              27,080            12,377

Income taxes                                                           12,449              10,680             4,946
                                                                   ----------         -----------        ----------

            Net income                                             $   19,235         $    16,400        $    7,431

                                                                   ==========         ===========        ==========
Earnings per share:
     Basic                                                         $     1.31         $      1.16        $     0.53
                                                                   ==========         ===========        ==========


     Diluted                                                       $     1.21         $      1.05        $     0.52
                                                                   ==========         ===========        ==========

Weighted average shares outstanding:
     Basic                                                         14,712,299          13,987,504        12,993,516

     Diluted                                                       15,840,641          15,578,078        14,408,961




The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of September 30, 1998 and 1997
(in thousands, except share data)


                                       ASSETS                                     1998            1997
                                                                               -----------     ---------
Current assets:
       Cash and cash equivalents                                               $  23,195     $  3,655

        Accounts receivable, net of allowance of $505 and $360, respectively      48,433       47,648
        Inventories                                                               44,303       47,931
        Deferred income taxes                                                      3,344        2,571
        Prepaid expenses and other                                                 1,976          981
                                                                               ---------     --------

        Total current assets                                                     121,251      102,786

Property, plant and equipment, net                                                21,355       18,687
Other                                                                              1,059          344
                                                                               ---------     --------

        Total assets                                                           $ 143,665    $ 121,817
                                                                               =========    =========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                                      $     114    $     214
        Accounts payable                                                          36,948       35,099
        Customer deposits                                                          3,787        3,414
        Accrued liabilities:
             Salaries and wages                                                    5,161        5,908
             Other                                                                 6,945        4,893
                                                                               ---------    ---------
             Total current liabilities                                            52,955       49,528

Long-term debt                                                                       152        3,516
Deferred income taxes                                                                700          998
Other liabilities                                                                    519          192

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued or outstanding                                                    --           --
    Common stock, $.01 par value, 60,000,000 shares authorized,
        14,830,689 and 14,739,914 issued and outstanding, respectively               148          147
    Additional paid-in capital                                                    21,776       17,675
    Retained earnings                                                             67,920       49,761
    Treasury stock, at cost, 28,944 and 0 shares, respectively                      (505)        --
                                                                               ---------    ---------
                                                                                  89,339       67,583
                                                                               ---------    ---------
                                                                               $ 143,665    $ 121,817
            Total liabilities and stockholders' equity                         =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 for the years ended September 30, 1998, 1997 and 1996
(in thousands, except share data)



                                            Series A
                                         Preferred Stock                  Common Stock             Additional
                                   --------------------------------------------------------------    Paid-In
                                      Shares         Amount          Shares          Amount          Capital
                                   ------------------------------------------------------------------------------
Balances, October 1, 1995               7,000    $          0       6,491,332    $       65         $ 14,160

Exercise of stock options                   -               -           9,864             -               93

Net income                                  -               -               -             -                -

Preferred stock dividends
    ($73.71 per share)                      -               -               -             -                -
                                   ----------    ------------      ----------     ---------       ----------
Balances, September 30, 1996            7,000               0       6,501,196            65           14,253

Exercise of stock options                   -               -         346,049             3            3,501
                                                                                                           -
Net income                                  -               -               -             -                -
Preferred stock dividends
    ($48.33 per share)                      -               -               -             -                -
Preferred stock conversion             (7,000)              0         554,454             -               (6)

Two-for-one common stock split              -               -       7,338,215            73              (73)
                                   ----------    ------------      ----------     ---------       ----------

Balances, September 30, 1997                -               -      14,739,914           147           17,675

Treasury stock purchased                    -               -               -             -                -

Exercise of stock options,
   including tax benefit                    -               -          90,775             1            4,101
Other treasury stock issuances              -               -               -             -                -

Net income                                  -               -               -             -                -
                                   ----------    ------------      ----------    ----------       ----------
Balances, September 30, 1998                -               -      14,830,689    $      148         $ 21,776
                                   ==========    ============      ==========    ==========       ==========

                                                                                          Total
                                          Retained           Treasury Stock           Stockholders'
                                          Earnings         Shares        Amount          Equity
                                        --------------------------------------------------------------
Balances, October 1, 1995                  26,784             -      $       -      $     41,009

Exercise of stock options                       -             -              -                93

Net income                                  7,431             -              -             7,431

Preferred stock dividends
    ($73.71 per share)                       (516)            -              -              (516)
                                       ----------       -------      ---------        ----------
Balances, September 30, 1996               33,699             -              -            48,017

Exercise of stock options                       -             -              -             3,504

Net income                                 16,400             -              -            16,400

Preferred stock dividends
    ($48.33 per share)                       (338)            -              -              (338)

Preferred stock conversion                      -             -              -                 0

Two-for-one common stock split                  -             -              -                 0
                                       ----------       -------      ---------        ----------
Balances, September 30, 1997               49,761             -              -            67,583

Treasury stock purchased                        -      (213,700)        (3,442)           (3,442)

Exercise of stock options,
   including tax benefit                   (1,024)      131,656          2,059             5,137
Other treasury stock issuances                (52)       53,100            878               826
Net income                                 19,235             -              -            19,235
                                       ----------       -------      ---------        ----------
Balances, September 30, 1998               67,920       (28,944)          (505)           89,339
                                       ==========       =======      =========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1998, 1997 and 1996
(in thousands)



                                                               1998        1997          1996
                                                           -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  19,235    $  16,400    $   7,431
   Adjustments to reconcile net income to net cash flows
         from operating activities:
      Depreciation and amortization                            6,582        4,487        3,653
      Provision for inventories and accounts
         receivable allowances                                 2,164        2,253        2,145
      Deferred income taxes                                   (1,071)        (481)        (906)
      Non-operating gains                                         --         (620)          --
      Changes in assets and liabilities:
         Accounts receivable                                  (1,025)     (12,432)      12,060
         Inventories                                           1,704        4,298       (7,377)
         Prepaid expenses and other                             (995)         470          479
         Accounts payable                                      1,849        7,341        4,479
         Customer deposits                                       373       (5,200)       5,084
         Accrued liabilities                                   1,305        3,912        2,178
         Other                                                  (376)         (67)          17
                                                            --------     --------     --------
                 Cash flows provided by
                       operating activities                   29,745       20,361       29,243
                                                            --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for property, plant and equipment                 (9,376)     (10,738)      (4,144)
   Proceeds on sale of property, plant and equipment             114          724            8
                                                            --------     --------     --------
                 Cash flows used in investing activities      (9,262      (10,014)      (4,136)
                                                            --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                             --        96,442      196,300
   Payments on debt                                           (3,464     (108,147)    (222,706)
   Proceeds from exercise of stock options                       425        3,504           93
   Tax benefit from stock options exercised                    3,677           --           --
   Treasury stock purchased                                   (3,442)          --           --
   Treasury stock reissued                                     1,861           --           --
   Payments of preferred stock dividends                          --         (338)        (516)
                                                            --------     --------     --------
                 Cash flows used in financing activities        (943)      (8,539)     (26,829)
                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents          19,540        1,808       (1,722)
Cash and cash equivalents, beginning of year                   3,655        1,847        3,569
                                                            --------     --------     --------
Cash and cash equivalents, end of year                     $  23,195    $   3,655    $   1,847
                                                            ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

         The contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California.

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

                Buildings and improvements                  18-40 years
                Machinery and equipment                      3-10 years

         Revenue Recognition: Revenue is recognized primarily when inventory is shipped. Revenue and profit relating to product design and development contracts (such sales are less than 10% of total revenue) are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and cost for component content.

         Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and tax reporting purposes.

PLEXUS CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income reduced for preferred stock dividends. The computation of diluted earnings per common share reflects additional dilution from stock options and convertible preferred shares using the if-converted method.

         New Accounting Pronouncements: In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment provided to computer software costs depending upon the type of costs incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe the adoption of this Statement will have a significant impact on its financial position or results of operations.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1998 presentation.

2.       INVENTORIES

         Inventories as of September 30, 1998 and 1997 consist of (in thousands):

                                                       1998         1997
                                                      --------------------
                  Assembly parts                      $25,165      $28,828
                  Work-in-process                      18,089       18,557
                  Finished goods                        1,049          546
                                                      -------      -------
                                                      $44,303      $47,931
                                                      =======      =======


3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of September 30, 1998 and 1997 consist of (in thousands):

                                                    1998           1997
                                                  ----------------------
    Land, buildings and improvements              $ 9,564        $ 8,583
    Machinery and equipment                        42,571         35,439
                                                  -------        -------
                                                   52,135         44,022
    Less accumulated depreciation                  30,780         25,335
                                                  -------        -------
                                                  $21,355        $18,687
                                                  =======        =======

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       DEBT

         Long-term debt as of September 30, 1998 and 1997 consists of (in thousands):

                                               1998      1997
                                               -----------------
Revolving credit arrangement                   $    -    $3,250

Other notes and obligations with a weighted
     average interest rate of 3.2% and 3.0%,
     respectively                                 266      480
                                               ------    -----
                                                  266    3,730
Less current portion
                                                  114      214
                                               ------   ------
                                               $  152   $3,516
                                               ======   ======

         The Company's revolving credit arrangement provides for maximum borrowings of $40 million with all or a portion of the principal bearing interest at a LIBOR based or a prime based rate as elected by the Company. These rates are LIBOR plus 0.875% and prime less 1/4%. The credit arrangement is unsecured, a commitment fee of 1/8 of 1% per annum on the unused portion of this agreement is payable quarterly. The agreement matures in July 2002. The revolving credit agreement, as amended, includes covenants which require the maintenance of various debt to net worth ratios.

         The carrying amount of the Company's long-term debt approximates fair value.

         Cash paid for interest in fiscal 1998, 1997 and 1996 was $13,000, $0.9 million and $2.0 million, respectively.

5.       INCOME TAXES

         Income tax expense (benefit) consists of (in thousands):


                    1998            1997              1996
                    ---------------------------------------
Currently payable:
    Federal       $ 11,274        $  9,422        $  4,983
    State            2,244           1,739             869
                    ------        --------        --------
                    13,518          11,161           5,852
                    ------        --------        --------

Deferred:
    Federal           (949)           (422)           (800)
    State             (120)            (59)           (106)
                    ------        --------        --------
                    (1,069)           (481)           (906)
                    ------        --------        --------

                  $ 12,449        $ 10,680        $  4,946
                  ========        ========        ========


PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of operations for fiscal 1998, 1997 and 1996:


                                                                     1998                1997              1996
                                                                  ----------------------------------------------
         Federal statutory income tax rate                              34.0%            34.0%            34.0%
         Increase resulting from:
             State income taxes, net of Federal
                 income tax benefit                                      4.6              4.2              4.1
             Other, net                                                  0.7              1.2              1.9
                                                                  ----------         ---------         -------
             Effective income tax rate                                  39.3%            39.4%            40.0%
                                                                  ==========         ========          =======

         The components of the net deferred income tax asset as of September 30, 1998 and 1997, consist of (in thousands):


                                                                        1998            1997
                                                                 -------------- ---------------
                    Deferred tax assets:
                        Inventories                               $    1,622         $  1,423
                        Accrued benefits                                 871              753
                        Loss carryforwards                               154              160
                        Other                                            968              395
                                                                  ----------       ----------

                                                                       3,615            2,731
                        Less valuation allowance                         (21)            (160)
                                                                  ----------       ----------

                                                                       3,594            2,571
                    Deferred tax liabilities:
                        Property, plant and equipment                    950              998
                                                                  ----------      -----------

                    Net deferred income tax asset                 $    2,644          $ 1,573
                                                                   =========      ===========


         The Company records a valuation allowance to reflect the estimated amount of deferred income tax assets which relate to loss carryforwards that are not expected to be realized.

         Cash paid for income taxes in fiscal 1998, 1997 and 1996 was $10.6 million, $11.1 million and $5.0 million, respectively.

6.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," that establishes a new standard for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of SFAS No. 128.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                         September 30,
                                             ----------------------------------
                                                      1998      1997       1996
                                             -------------  --------  ---------
BASIC EARNINGS PER SHARE:
    Net income                                    $19,235    $16,400    $ 7,431
    Less:  Preferred stock dividends                 --          211        512
                                                  -------    -------    -------
    Income available to common stockholders       $19,235    $16,189    $ 6,919
                                                  =======    =======    =======

    Weighted average shares outstanding            14,712     13,988     12,994
                                                  =======    =======    =======

BASIC EARNINGS PER SHARE                          $  1.31    $  1.16    $  0.53
                                                  =======    =======    =======

DILUTED EARNINGS PER SHARE:

    Net income                                    $19,235    $16,400    $ 7,431
                                                  =======    =======    =======

    Weighted average shares outstanding            14,712     13,988     12,994
     Effect of dilutive securities:
        Stock options                               1,129      1,128        306
        Convertible preferred stock                  --          462      1,109
                                                  -------    -------    -------
    Diluted weighted average shares outstanding    15,841     15,578     14,409
                                                  =======    =======    =======
DILUTED EARNINGS PER SHARE                        $  1.21    $  1.05    $  0.52
                                                  =======    =======    =======




         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's common stock on the open market. The Company expects that repurchases will occur from time to time. The Company anticipates the shares held in treasury to be used for various purposes in the future, including satisfaction of requirements for shares under the Company's Employee Stock Savings Plan (401k plan) and its stock option incentive program. When the treasury shares are reissued, any difference between the acquisition cost of the shares and the proceeds from reissuance is credited or charged to stockholders' equity.

         On July 17, 1997, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new common stock was issued on August 25, 1997 to holders of record as of August 14, 1997. Share and per share amounts, where required, have been restated to reflect this stock split.

         On February 28, 1997, the holders of the Series A Preferred Shares converted all such shares, in accordance with their terms, into a total of 554,454 (pre-split) shares of the Company's common stock. The Preferred Shares, with a face value of $1,000 per share, were issued in 1994. Dividends were earned on the face value of the Preferred Shares at the prime rate less 1%. Dividends were cumulative and payable semiannually in arrears when and as declared by the Company's Board of Directors.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

7.       LEASE COMMITMENTS

         The Company has a number of operating lease agreements primarily involving manufacturing equipment, computerized design equipment and manufacturing facilities. These leases are non-cancelable and expire on various dates through 2014. Rent expense under all operating leases for fiscal 1998, 1997 and 1996 was approximately $8.3 million, $10.2 million and $13.5 million, respectively. Renewal and purchase options are available on certain of these leases. The sale of equipment obtained through the exercise of the purchase option on certain leases resulted in miscellaneous income of $620,000 in fiscal 1997.

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

         Future minimum annual payments on operating leases are as follows (in thousands):

                   1999                      $  6,093
                   2000                         4,784
                   2001                         2,238
                   2002                         1,926
                   2003                         1,926
                   Thereafter                  13,847
                                             --------
                                             $ 30,814
                                             ========
8.       BENEFIT PLANS

         401(k) Savings Plan: The Company's 401(k) savings plan covers all eligible employees. The Company matches employee contributions, for those employees who have one or more years of service, up to 2.5% of eligible earnings. The Company's contributions for fiscal 1998, 1997 and 1996 totaled $1.1 million, $1.0 million and $0.8 million, respectively.

         Stock Option Plans: The Company has reserved 6.0 million shares of common stock for grant to officers and key employees under an employee stock option plan. The exercise price of each option granted shall not be less than the fair market value on the date of grant and options vest over a three year period from date of grant. The plan also authorizes the Company to grant 1,500,000 stock appreciation rights, none of which have been granted. Additionally, under a separate plan, each independent outside director is granted 1,500 stock options each December 1 with options pricing similar to the

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         employee plans, that are fully vested upon grant and can be exercised after a minimum six-month holding period. The 200,000 shares of common stock authorized under the directors' plan may come from any combination of authorized but unissued shares, treasury stock or the open market. A summary of the stock option activity follows (shares in thousands):

                                                   1998                             1997                        1996
                                   ----------------------------------- ------------------------------ ------------------------------
                                                           Weighted                          Weighted                    Weighted
                                                           Average                           Average                     Average
                                                           Exercise                          Exercise                    Exercise
                                        Shares              Price             Shares          Price       Shares           Price
                                   ----------------- ----------------- ------------------------------ ------------------------------
Options outstanding at
    beginning of year                         2,033           $   8.30        2,029           $  6.16       1,501             $ 5.90
Granted                                         366           $  21.01          668           $ 12.25         563             $ 6.80
Canceled                                        (38)          $  10.43          (32)          $  6.68         (16)            $ 6.40
Exercised
   ($1.27 - $12.31 per share)                  (230)          $   7.02         (632)          $  5.57         (19)            $ 4.69
                                            --------                        --------                      --------
Options outstanding at
    end of year                               2,131           $  10.61        2,033           $  8.30       2,029             $ 6.16
                                            ========                        ========                      ========
Options exercisable at
    end of year                               1,189           $   7.40          883           $  6.23       1,061             $ 5.72
                                            ========                        ========                      ========
Shares available for future
   options at end of year                     2,449                             576                         1,212
                                            ========                        ========                      ========


     The following table summarizes outstanding stock option information at
                   September 30, 1998 (shares in thousands):


                           Number of                                                                          Weighted
        Range of            Shares         Weighted Average       Weighted Average     Number of Shares       Average
     Exercise Prices      Outstanding       Exercise Price         Remaining Life         Exercisable      Exercise Price
     ---------------      -----------     ------------------     ------------------   ------------------   --------------
         $2.40 - $2.50            75            $ 2.46                2.7 years                75              $ 2.46
         $5.20 - $7.50           989            $ 6.49                6.8 years               818              $ 6.44
        $8.30 - $12.45           707            $11.80                7.9 years               292              $11.06
       $19.90 - $29.00           360            $21.26                9.5 years                 4              $27.06
        $2.40 - $29.00         2,131            $10.61                7.5 years              1,189             $7.40

         The Company has elected to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option plans has been recognized in the consolidated statements of operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income for fiscal 1998, 1997 and 1996 would have been reduced by approximately $2.5 million, $1.4 million and $0.2 million, respectively. Basic earnings per share would have been reduced by $0.17, $0.10 and $0.01 in fiscal 1998, 1997 and 1996, respectively.
         These pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995 were considered.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The weighted average fair value of options granted per share during fiscal 1998, 1997 and 1996 is $13.21, $6.62, $3.67, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes prorated straight line option-pricing method with the following assumption ranges: 41% to 61% volatility, 0% annual dividend yield, and risk free interest rates ranging from 5.5% to 6.6% based on expected terms and grant dates.

         Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled $343,000 and $315,000 in fiscal 1998 and 1997, respectively.

         Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

9.       BUSINESS SEGMENT AND MAJOR CUSTOMERS

         The Company and its subsidiaries operate in one business segment, the production and sale of electronic products including the designing, manufacturing and testing of computerized electronic assemblies. The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 1998, 1997 and 1996:

                                              1998           1997          1996
                                       ----------------------------------------
          General Electric                     11%           13%           13%
          IBM                                  *             12%           26%
          Motorola                             *             10%            *

                       (* represents sales less than 10%)

         Accounts receivable related to General Electric represents 7% of the Company's trade accounts receivable as of September 30, 1998.

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

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for fiscal 1998 and 1997 consists of (in thousands, except per share amounts):



                                                     First      Second     Third      Fourth
                       1998                         Quarter     Quarter    Quarter    Quarter   Total
-------------------------------------------------------------------------------------------------------
Net sales                                          $ 95,905   $ 97,689   $ 98,563   $104,658   $396,815
Gross profit                                         10,294     11,842     13,164     14,646     49,946
Net income                                            3,745      4,338      5,202      5,950     19,235
Earnings per share
     Basic                                         $   0.25   $   0.29   $   0.35   $   0.40   $   1.31
     Diluted                                       $   0.23   $   0.28   $   0.33   $   0.38   $   1.21

                                                     First     Second      Third     Fourth
                      1997                          Quarter    Quarter    Quarter    Quarter      Total
-------------------------------------------------------------------------------------------------------

Net sales                                          $ 87,366   $ 96,750   $ 99,092   $103,223   $386,431
Gross profit                                          8,653     10,420     11,943     13,000     44,016
Net income                                            2,864      3,597      4,419      5,520     16,400
Earnings per  share
     Basic                                         $   0.21   $   0.26   $   0.30   $   0.38   $   1.16
     Diluted                                       $   0.19   $   0.23   $   0.28   $   0.34   $   1.05


Earnings per share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts due to rounding.

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
   Board of Directors
   Plexus Corp.:

Our audits of the consolidated financial statements of Plexus Corp. and subsidiaries referred to in our report dated October 27, 1998 (which is included on page F-2 of the Form 10-K) also included an audit of the financial schedule listed in the index on page F-1 of this form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 27, 1998

Plexus Corp. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the years ended September 30, 1998, 1997 and 1996
(Dollars in thousands)


                                                                               ADDITIONS CHARGED
                                                        BALANCE AT BEGINNING      TO COSTS AND
                                                              OF PERIOD             EXPENSES                         BALANCE AT END
                     DESCRIPTIONS                                                                     DEDUCTIONS        OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

1998:
Allowance for losses on accounts receivable (deducted
from the asset to which it relates)                            $  360                $  240              $   95           $  505

Allowance for inventory obsolescence (deducted from
the asset to which it relates)
                                                                3,034                 1,924               1,453            3,505

                                                          --------------------------------------------------------------------------

                                                               $3,394                $2,164              $1,548           $4,010
                                                          ==========================================================================



1997:
Allowance for losses on accounts receivable (deducted
from the asset to which it relates)
                                                               $  275                $   96              $   11           $  360

Allowance for inventory obsolescence (deducted from
the asset to which it relates)                                  1,466                 2,157                 589            3,034

                                                          -------------------------------------------------------------------------
                                                               $1,741                $2,253              $  600           $3,394
                                                          =========================================================================


1996:
Allowance for losses on accounts receivable (deducted
from the asset to which it relates)
                                                               $  145                $  188              $   58            $  275

Allowance for inventory obsolescence (deducted from
the asset to which it relates)                                    307                 1,957                 798             1,466

                                                          --------------------------------------------------------------------------
                                                               $  452                $2,145              $  856            $1,741
                                                          ==========================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:      PLEXUS CORP. (Registrant)

         /s/ Peter Strandwitz
         --------------------
         Peter Strandwitz, Chairman

December 28, 1998

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Strandwitz, John L. Nussbaum and Joseph D. Kaufman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same will all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to al intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirement of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*




                                                SIGNATURE AND TITLE
                   /s/ Peter Strandwitz                                            /s/ Rudolph T. Hoppe
------------------------------------------------------------         --------------------------------------------------
  Peter Strandwitz, Chairman and Chief Executive Officer,                       Rudolph T. Hoppe, Director
                       and Director

                   /s/ John L. Nussbaum                                            /s/ Harold R. Miller
------------------------------------------------------------         --------------------------------------------------
 John L. Nussbaum, President and Chief Operating Officer,                       Harold R. Miller, Director
                       and Director

                    /s/ Thomas B. Sabol                                            /s/ Gerald A. Pitner
------------------------------------------------------------         --------------------------------------------------
     Thomas B. Sabol, Vice President-Finance and Chief                          Gerald A. Pitner, Director
                     Financial Officer

                    /s/ Lisa M. Kelley                                             /s/ Thomas J. Prosser
------------------------------------------------------------         --------------------------------------------------
         Lisa M. Kelley, Treasurer and Controller                               Thomas J. Prosser, Director

                                                                                  /s/ David J. Drury
                                                                     --------------------------------------------------
                                                                                David J. Drury, Director



*  Each of the above signatures is affixed as of December 28, 1998.

EXHIBIT INDEX

                                                   PLEXUS CORP.

                                      10-K FOR YEAR ENDED SEPTEMBER 30, 1998





                                                                              INCORPORATED BY                 FILED
     EXHIBIT NO.                         EXHIBIT                               REFERENCE TO                 HEREWITH
     -----------                         ------                               ---------------               --------

         3(i)            Restated Articles of Plexus Corp., as                                                  X
                         amended through August 13, 1998

        3(ii)            Bylaws of Plexus Corp., as amended         Exhibit 3(ii) to Plexus' Report on
                         through November 14, 1996                  Form 10-K for the year ended
                                                                    September 30, 1996 ("1996 10-K")

         4.1             Restated Articles of Incorporation of      Exhibit 3(i) above
                         Plexus Corp.

         4.2             Shareholder Rights Agreement, dated as     Exhibit 4.1 to Plexus' Report on
                         of August 13, 1998 between Plexus and      Form 8-K dated August 13, 1998 (the
                         Firstar Trust Company as Rights Agent      "8/13/98 8-K")

         4.3             Form of Rights Certificate                 Exhibit 4.2 to 8/13/98 8-K

         10.1            Supplemental Executive Retirement
                         Agreements dated as of September 19,
                         1996**

                              (a) Peter Strandwitz                  Exhibit 10.1(a) to 1996 10-K

                              (b) John Nussbaum                     Exhibit 10.1(b) to 1996 10-K

                              (c) Gerald Pitner                     Exhibit 10.1(c) to Plexus'Report on
                                                                    Form 10-K for the year ended
                                                                    September 30, 1997 ("1997 10-K")




         10.2            Change of Control Agreements dated
                         August 1, 1998 with **

                         (a) Peter Strandwitz                                                               X
                             John L. Nussbaum
                             Thomas B. Sabol
                             Charles C. Williams
                             Joseph D. Kaufman

                         (b) Lisa M. Kelley                                                                 X

         10.3            Employee Savings Plan and Trust**:

         (a)             Plan Document                              Exhibit 10.3(a) to 1996 10-K

         (b)             Non-Standardized Form Adoption Agreement   Exhibit 10.3(b) to 1996 10-K

         10.4            Plexus Corp. 1998 Option Plan**            Exhibit A to the Registrant's
                                                                    definitive proxy statement for its
                                                                    1998 Annual Meeting of Shareholder

       10.5(a)           Credit Agreement dated as of March 20,     Exhibit 10.5(a) to 1997 10-K
                         1997 among Firstar Bank Milwaukee,
                         National Association, Harris Trust and
                         Savings Bank, and Bank One, Wisconsin
                         (the "Credit Agreement")*

           (b)           Corporate Guarantee Agreements related     Exhibits 10.5(b)(i) and (ii) to
                         thereto dated as of March 20, 1997 by      1997 10-K
                         EAC and Technology Group, Inc.





       10.6(a)           Lease Agreement between Neenah (WI) QRS    Exhibit 10.8(a) to 1994 10-K
                         11-31, Inc. ("QRS: 11-31") and EAC,
                         dated August 11, 1994*

           (b)           Bill of Sale of EAC to QRS: 11-31 dated    Exhibit 10.8(b) to 1994 10-K
                         August 31, 1994, together with related
                         Seller's/Lessee's Certificate of EAC

           (c)           Guaranty and Suretyship Agreement          Exhibit 10.8(c) to 1994 10-K
                         between Plexus Corp. and QRS: 11-31
                         dated August 11, 1994, together with
                         related Guarantor's Certificate of
                         Plexus Corp.

         10.7            Plexus Corp. 1995 Directors' Stock         Exhibit 10.10 to 1994 10-K
                         Option Plan**

         10.8            Plexus Corp. 1998 Management Incentive     Exhibit 10.10 to 1997 10-K
                         Compensation Plan**

         10.9            Lease Agreement dated February 12, 1996    Exhibit 10.16 to 3/31/96 10-Q
                         between Plexus and Oneida Nation
                         Electronics

          21             List of Subsidiaries                                                                   X

          23             Consent of PricewaterhouseCoopers LLP                                                  X

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
