Form 10-Q
period 1998-12-31
PLEXUS CORP
filed 1999-02-16
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter ended December 31, 1998

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

                      Yes X              No____

         As of February 8, 1999 there were 15,126,063 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                           December 31, 1998 and 1997


PART I.  FINANCIAL INFORMATION....................................................................................3

         Item 1.  Consolidated Financial Statements...............................................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................................3

                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

                  GENERAL.........................................................................................8

                  YEAR 2000 ISSUES...............................................................................10

                  RESULTS OF OPERATIONS..........................................................................12

                  LIQUIDITY AND CAPITAL RESOURCES................................................................14

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................14



PART II - OTHER INFORMATION......................................................................................15

         Item 6.   Exhibits and Reports on Form 8-K..............................................................15



SIGNATURE........................................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                    Unaudited


                                                                                                   Three Months Ended
                                                                                                       December 31,
                                                                                        --------------------------------------------
                                                                                              1998                          1997
                                                                                              ----                          ----

Net sales                                                                               $    101,729                   $     95,905

Cost of sales                                                                                 87,446                         85,611
                                                                                        ------------                   ------------

    Gross profit                                                                              14,283                         10,294

Selling and administrative expenses                                                            5,097                          4,194
                                                                                        ------------                   ------------
    Operating income                                                                           9,186                          6,100


Other income (expense):
    Interest expense                                                                              (2)                            (4)

    Other                                                                                        374                            108
                                                                                        ------------                   ------------

    Income before income taxes                                                                 9,558                          6,204


Provision for income taxes                                                                     3,825                          2,459
                                                                                        ------------                   ------------
    Net income                                                                          $      5,733                   $      3,745
                                                                                        ============                   ============


Earnings per share:
    Basic                                                                               $       0.39                   $       0.25
                                                                                        ============                   ============
    Diluted                                                                             $       0.36                   $       0.23
                                                                                        ============                   ============

Weighted average shares outstanding:
    Basic                                                                                 14,890,831                     14,795,773
                                                                                        ============                   ============
    Diluted                                                                               16,081,091                     16,139,244
                                                                                        ============                   ============



            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                    Unaudited


                                                                                               December 31,           September 30,
                                                                                                     1998                    1998
                                                                                       --------------------------------------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                                                       $  28,488             $  23,195

    Accounts receivable, net of allowance of $565
     and $505, respectively                                                                            47,243                48,433
    Inventories                                                                                        45,875                44,303
    Deferred income taxes                                                                               3,867                 3,344
    Prepaid expenses and other                                                                          2,430                 1,976
                                                                                                    ---------             ---------

      Total current assets                                                                            127,903               121,251


Property, plant and equipment, net                                                                     22,471                21,355
Other                                                                                                   1,116                 1,059
                                                                                                    ---------             ---------

      Total assets                                                                                  $ 151,490             $ 143,665
                                                                                                    =========             =========

            LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

Current liabilities
    Current portion of long-term debt                                                               $      62             $     114
    Accounts payable                                                                                   36,220                36,948
    Customer deposits                                                                                   4,418                 3,787
    Accrued liabilities:
      Salaries and wages                                                                                4,285                 5,161

      Other                                                                                             7,660                 6,945
                                                                                                    ---------             ---------

      Total current liabilities                                                                        52,645                52,955


Long-term debt                                                                                            150                   152
Deferred income taxes                                                                                     741                   700
Other liabilities                                                                                         608                   519


Stockholders' equity:
    Preferred stock $.01 par value, 5,000,000 shares authorized,
      none issued or outstanding                                                                            -                     -
    Common stock, $.01 par value, 60,000,000 shares authorized,
      14,984,748 and 14,830,689 issued, respectively                                                      150                   148
    Additional paid-in capital                                                                         23,898                21,776
    Retained earnings                                                                                  73,372                67,920
    Treasury stock, at cost, 2,500 and 28,944 shares, respectively                                        (74)                 (505)
                                                                                                    ---------             ---------
                                                                                                       97,346                89,339
                                                                                                    ---------             ---------

      Total liabilities and stockholders' equity                                                    $ 151,490             $ 143,665
                                                                                                    =========             =========

            See notes to condensed consolidated financial statements
                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                                                         Three Months Ended
                                                                                                             December 31,
                                                                                             --------------------------------------
                                                                                                       1998                  1997
                                                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                          $  5,733               $  3,745
Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation and amortization                                                                      1,750                  1,427
    Deferred income taxes                                                                               (482)                  (147)
    Changes in assets and liabilities:
       Accounts receivable                                                                             1,190                  5,759
       Inventories                                                                                    (1,572)                 1,037
         Prepaid expenses and other                                                                     (454)                (1,518)
       Accounts payable                                                                                 (728)                  (507)
       Customer deposits                                                                                 631                 (1,092)
        Accrued liabilities                                                                             (161)                (3,681)
       Other                                                                                              (5)                  (669)
                                                                                                    --------               --------

         Cash flows provided by operating activities                                                   5,902                  4,354
                                                                                                    --------               --------


CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                                                            (2,845)                (3,713)
Other                                                                                                     16                     19
                                                                                                    --------               --------

         Cash flows used in investing activities                                                      (2,829)                (3,694)
                                                                                                    --------               --------


CASH FLOWS FROM FInANCING ACTIVITIES
Payments on debt                                                                                         (54)                (3,303)
Proceeds from exercise of stock options                                                                  693                    425
Tax benefit from stock options exercised                                                               1,150                  2,880
Treasury stock purchased                                                                                 (74)                  (707)
Treasury stock reissued                                                                                  505                    147
                                                                                                    --------               --------

         Cash flows provided by (used in) financing activities                                         2,220                   (558)
                                                                                                    --------               --------


Net increase in cash and cash equivalents                                                              5,293                    102
                                                                                                    --------               --------


Cash and cash equivalents:
       Beginning of period                                                                            23,195                  3,655
                                                                                                    --------               --------

       End of period                                                                                $ 28,488               $  3,757
                                                                                                    ========               ========


            See notes to condensed consolidated financial statements
                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at December 31, 1998 and the results of operations for the three months ended December 31, 1998 and 1997 and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report.

         The condensed consolidated balance sheet data at September 30, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):


                                               December 31,                        September 30,
                                                  1998                                 1998
                                               ------------                        -------------
         Assembly parts                          $ 27,553                            $ 25,165
         Work-in-process                           16,622                              18,089
         Finished goods                             1,700                               1,049
                                                 --------                            --------
                                                 $ 45,875                            $ 44,303
                                                 ========                            ========

NOTE 3 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):


                                                                    Three Months Ended
                                                                        December 31,
                                                              --------------------------------
                                                                1998                    1997
                                                              --------------------------------
Basic earnings per share:
    Net income                                                $ 5,733                  $ 3,745
                                                              =======                  =======

    Weighted average shares outstanding                        14,891                   14,796
                                                              =======                  =======
 Basic earnings per share                                     $  0.39                  $  0.25
                                                              =======                  =======

Diluted earnings per share:
    Net income                                                $ 5,733                  $ 3,745
                                                              =======                  =======

    Weighted average shares outstanding                        14,891                   14,796
    Effect of dilutive securities:
        Stock options                                           1,190                    1,343
                                                              -------                  -------

    Diluted weighted average shares outstanding                16,081                   16,139
                                                              =======                  =======
Diluted earnings per share                                    $  0.36                  $  0.23
                                                              =======                  =======


NOTE 4 - NEW ACCOUNTING PRINCIPLES

         The Company is required to adopt the Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," in fiscal 1999. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption. The Company is also required to adopt the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in fiscal 2000. The Company does not believe the adoption of these statements will have a significant impact on its financial position or results of operations.

NOTE 5 - RECLASSIFICATIONS AND RESTATEMENTS

         Certain amounts in prior years' condensed consolidated financial statements have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements in the future tense and statements including "believe", "expect", "intend", "plan", "look forward to", "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed in further detail below (in particular "General").

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

         The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California. The Company has announced plans to open a new engineering facility in Colorado. The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

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

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In both the quarter ending December 31, 1998 and in fiscal 1998, approximately 4 percent of the Company's total sales were foreign, with less than 2 percent going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services coupled with the Company's strategy of focusing on those customers with a long-term outsourcing strategy and a need for complex products requiring the Company's sophisticated technology and engineering capabilities. Approximately 15 to 20 percent of the Company's contract manufacturing sales are a direct result of the product design and development services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth in contract manufacturing revenues. Currently, the design and development services are less than 10 percent of total sales. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. The Company must also successfully integrate and leverage its new, and any future, regional product design centers into this strategy. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rate will continue.

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

         Other factors that could adversely affect forward-looking statements include the Company's ability to maintain and expand its customer base, gross margin pressures, the effect of start-up costs related to new facilities, year 2000 compliance issues (including those discussed below), the overall economic conditions affecting the electronics industry, and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

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

         The Company has developed a Year 2000 compliance strategy and methodology to help assure the Company can continue to provide engineering and manufacturing services in the year 2000 and beyond. The Company's A/S400 hardware and software system, which handles virtually all production data processing and accounting, has been tested and documented to be Year 2000 compliant. Final compliancy approval was completed in December 1998. The Company is targeting June 30, 1999 to be compliant on all other mission critical items.

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

         The first phase of the plan (inventory and risk assessment) was completed in December of 1998. The overall strategy has been determined and the initial contingency plans are in various stages of completion. The actual conversion, remediation and testing has commenced and is expected to continue through May 1999. Final compliancy approval is expected to be completed by the end of June 1999. Final contingency plans are scheduled to be in place by September 1999 for any remaining or unexpected items.

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

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. The most reasonably likely worst case scenario could cause a production shut down in one or more facilities. The Company has not yet completed a contingency plan for such occurrence, but has included completion of a contingency plan in its Year 2000 planning as discussed above. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. Additionally, there can be no assurance that potential future costs of defending and resolving claims, if any, will not have a material adverse impact on the Company's results of operations.

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three months ended December 31, 1998, increased 6 percent to $101.7 million from $95.9 million for the same period in the prior fiscal year. Unit volume sales were strong; however, sales growth was impacted by industry-wide pressure on average selling prices, component prices, and on the Company's continued conscious decision to move toward higher technology business. These factors are expected to continue into the second quarter. Although there can be no assurances, the Company presently anticipates sales volume to remain steady, subject to the development and timing of new customers and new programs.

         Sales increased by industry segment, from the same period in the prior fiscal year, across all industries served, except computer and transportation, as a result of the Company's successful strategy of shifting our business mix towards customers with a long-term outsourcing strategy and a need for complex products requiring the Company's sophisticated technology and engineering capabilities. Sales for the quarter ending December 31, 1998 and 1997, respectively, by industry were as follows: Medical 24 percent (20 percent), Telecommunications 23 percent (12 percent), Industrial 21 percent (21 percent), Computer 17 percent (29 percent), Transportation 8 percent (15 percent), and Other 7 percent (3 percent). The Company does not expect there will be any material changes in the breakdown of its sales by industry in fiscal 1999 from the current fiscal quarter.

         The Company's largest customers for the quarter ending December 31, 1998 were General Electric Company (GE) and Ascend Communications, Inc. (Ascend) which accounted for 13 percent and 12 percent of net sales. The Company's largest customers for the quarter ending December 31, 1997 were GE and International Business Machines Corporation (IBM) which each accounting for 12 percent of net sales, respectively. No other customers accounted for more than 10 percent of the Company's sales for the three months ended December 31, 1998 or 1997. Sales to the Company's ten largest customers accounted for 67 percent for the three months ended December 31, 1998 compared to 72 percent for the same period in fiscal 1997 and 70 percent for all of fiscal 1998. These results reflect the Company's dedication to continue to diversifying its customer base and decreasing its dependence on any particular customer or customers. The Company remains dependent upon continued sales to GE, Ascend, and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $14.3 million, or 39 percent, for the three months ended December 31, 1998 from $10.3 million for the same period in the prior fiscal year. The gross margin increased to 14.0 percent for the three months ended December 31, 1998 from 10.7 percent for the same period in the prior fiscal year, compared to 12.6 percent for all of fiscal 1998. The increase in gross margin primarily reflects the shift in business mix to leading-technology products and markets and continued operating efficiencies.

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

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative (S&A) expenses increased to $5.1 million for the three months ended December 31, 1998, compared to $4.2 million for the comparable prior fiscal year period. As a percentage of sales, S&A expenses were
5.0 percent and 4.4 percent for the first quarter of fiscal 1999 and 1998, respectively, compared to 4.8 percent for all of fiscal 1998. These increases reflect the Company's planned expansion of its sales and marketing efforts, enhancement of its information systems to support the Company's continued growth, and increase in its customer support function. The Company anticipates that future S&A expenses will increase in absolute dollars but remain approximately 5.0 percent of sales, as the Company continues to expand these support areas.

INCOME TAXES

         Income taxes increased to $3.8 million for the three months ended December 31, 1998 compared to $2.5 million in the comparable period in fiscal 1998, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $5.9 million for the three months ended December 31, 1998 compared to $4.4 million in the comparable period in fiscal 1998. The increase in cash from operations was provided primarily by improved net profits. In addition, annualized inventory turnover improved to 7.6 turns as of December 31, 1998, from 7.2 turns as of December 31, 1997 and from
7.5 turns for all of fiscal 1998.

         Cash flows used in investing activities totaled $2.8 million and was utilized primarily to purchase additional manufacturing equipment.

         The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1999 to be similar to fiscal 1998 at approximately $8 to $10 million, which the Company expects to fund through cash flows from operations and, if needed, its $40 million long-term revolving credit agreement.

         Cash flows provided by financing activities totaled $2.2 million for the three months ended December 31, 1998, primarily representing the proceeds and tax benefit from the exercise of stock options. There have been no borrowings under the Company's revolving credit agreement since October 1, 1997. The ratio of total debt-to-equity as of December 31, 1998 and September 30, 1998 was 0.6 to 1.

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

         The Company has financial instruments, including short-term cash investments and long-term debt, which are sensitive to changes in interest rates. However, the Company currently does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term nature of its cash investments and immaterial amount of its long-term debt.

         The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent quarter December 31, 1998.


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

 2/12/99                               /s/ Peter Strandwitz
 -------                            -------------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO

 2/12/99                               /s/ Thomas B. Sabol
 -------                            -------------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer