Form 10-Q
period 1999-03-31
PLEXUS CORP
filed 1999-05-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                     of 1934

                      For the Quarter ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


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

     As of May 11, 1999 there were 15,167,511 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                             March 31, 1999 and 1998


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

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

                  GENERAL.........................................................................................8

                  YEAR 2000 ISSUES...............................................................................11

                  RESULTS OF OPERATIONS..........................................................................13

                  LIQUIDITY AND CAPITAL RESOURCES................................................................15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................16



PART II - OTHER INFORMATION......................................................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders............................................17

         Item 5.  Other Information..............................................................................17

         Item 6.  Exhibits and Reports on Form 8-K...............................................................17


SIGNATURE........................................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                    Unaudited


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               MARCH 31,                             MARCH 31,
                                                ------------------------------------------------------------------------
                                                         1999             1998              1999          1998
                                                         ----             ----              ----          ----
Net sales                                       $    103,388        $     97,689        $    205,117        $    193,594
Cost of sales                                         88,177              85,847             175,623             171,458
                                                ------------        ------------        ------------        ------------

    Gross profit                                      15,211              11,842              29,494              22,136

Selling and administrative
    expenses                                           5,402               4,870              10,499               9,064
                                                ------------        ------------        ------------        ------------

    Operating income                                   9,809               6,972              18,995              13,072

Other income (expense):
    Interest expense
                                                          (2)                 (3)                 (5)                 (7)
    Other                                                478                 203                 853                 311
                                                ------------        ------------        ------------        ------------


    Income before income taxes                        10,285               7,172              19,843              13,376

Income taxes                                           4,113               2,834               7,938               5,293
                                                ------------        ------------        ------------        ------------

    Net income                                  $      6,172        $      4,338        $     11,905        $      8,083
                                                ============        ============        ============        ============

Earnings per share:
    Basic                                       $       0.41        $       0.29        $       0.79        $       0.55
                                                ============        ============        ============        ============
    Diluted                                     $       0.38        $       0.28        $       0.73        $       0.51
                                                ============        ============        ============        ============

Weighted average shares outstanding:
    Basic                                         15,079,918          14,742,509          14,984,335          14,769,438
                                                ============        ============        ============        ============
    Diluted                                       16,300,995          15,723,493          16,199,999          15,966,573
                                                ============        ============        ============        ============



            See notes to condensed consolidated fiancial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                    Unaudited



                                                                                    MARCH 31,         SEPTEMBER 30,
                                                                                      1999                1998
                                                                          --------------------------------------------
                   ASSETS

Current assets:
    Cash and cash equivalents                                                      $ 33,181            $  23,195
    Accounts receivable, net of allowance of $630
      and $505, respectively                                                         51,393               48,433
    Inventories                                                                      41,700               44,303
    Deferred income taxes                                                             4,370                3,344
    Prepaid expenses and other                                                        4,766                1,976
                                                                                   --------            ---------

      Total current assets                                                          135,410              121,251

Property, plant and equipment, net                                                   23,252               21,355
Other                                                                                 1,173                1,059
                                                                                   --------            ---------

      Total assets                                                                 $159,835            $ 143,665
                                                                                   ========            =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                              $     10            $     114
    Accounts payable                                                                 36,705               36,948
    Customer deposits                                                                 3,839                3,787
    Accrued liabilities:
      Salaries and wages                                                              5,858                5,161
      Other                                                                           5,402                6,945
                                                                                   --------            ---------

      Total current liabilities                                                      51,814               52,955

Long-term debt                                                                          147                  152
Deferred income taxes                                                                   951                  700
Other liabilities                                                                       645                  519

Stockholders' equity:
    Preferred stock $.01 par value, 5,000,000 shares authorized,
       none issued or outstanding                                                         -                    -
    Common stock, $.01 par value, 60,000,000 shares authorized,
       15,149,764 and 14,830,689 issued, respectively                                   151                  148
    Additional paid-in capital                                                       26,875               21,776
    Retained earnings                                                                79,252               67,920
    Treasury stock, at cost, 0 and 28,944 shares, respectively                            -                 (505)
                                                                                   --------            ---------

                                                                                    106,278               89,339
                                                                                   --------            ---------

      Total liabilities and stockholders' equity                                   $159,835            $ 143,665
                                                                                   ========            =========



                See notes to consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                  SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                         -----------------------------------
                                                                                    1999           1998
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 11,905       $  8,083
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                                   3,609          2,995
    Deferred income taxes                                                            (775)          (738)
    Changes in assets and liabilities:
       Accounts receivable                                                         (2,960)         2,106
       Inventories                                                                  2,603          2,044
       Prepaid expenses and other                                                  (2,790)          (778)
       Accounts payable                                                              (243)           476
       Customer deposits                                                               52            (23)
       Accrued liabilities                                                           (846)        (1,190)
       Other                                                                          (86)          (769)
                                                                                 --------       --------

         Cash flows provided by operating activities                               10,469         12,206
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                                         (5,486)        (4,841)
Other                                                                                  79            122
                                                                                 --------       --------

         Cash flows used in investing activities                                   (5,407)        (4,719)
                                                                                 --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                                     (109)        (3,357)
Proceeds from exercise of stock options                                             1,944            425
Tax benefit from stock options exercised                                            2,876          3,690
Treasury stock purchased                                                           (1,159)        (1,799)
Treasury stock reissued                                                             1,372            655
                                                                                 --------       --------

         Cash flows provided by (used in) financing activities                      4,924           (386)
                                                                                 --------       --------

Net increase in cash and cash equivalents                                           9,986          7,101
                                                                                 --------       --------

Cash and cash equivalents:
       Beginning of period                                                         23,195          3,655
                                                                                 --------       --------
       End of period                                                             $ 33,181       $ 10,756
                                                                                 ========       ========


           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 1999 and the results of operations for the three months and six months ended March 31, 1999 and 1998 and the cash flows for the same six month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):



                                              March 31,        September 30,
                                                1999               1998
                                             ----------        ------------
         Assembly parts                       $24,466             $25,165
         Work-in-process                       15,920              18,089
         Finished goods                         1,314               1,049
                                              -------             -------
                                              $41,700             $44,303
                                              =======             =======

NOTE 3 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                            Three Months Ended               Six Months Ended
                                                                 March 31,                       March 31,
                                                        -----------------------          ------------------------
                                                           1999         1998                1999           1998
                                                        ---------    ----------          ---------      ---------
BASIC EARNINGS PER SHARE:
    Net income                                             $6,172       $4,338          $11,905          $8,083
                                                           ======       ======          =======          ======
    Weighted average shares outstanding                    15,080       14,743           14,984          14,769
                                                           ======       ======          =======          ======

BASIC EARNINGS PER SHARE                                   $ 0.41       $ 0.29          $  0.79          $ 0.55
                                                           ======       ======          =======          ======

DILUTED EARNINGS PER SHARE:
    Net income                                             $6,172       $4,338          $11,905          $8,083
                                                           ======       ======          =======          ======

    Weighted average shares outstanding                    15,080       14,743           14,984          14,769
    Effect of dilutive securities:
       Stock options                                        1,221          980            1,216           1,198
                                                           ------       ------          -------          ------
    Diluted weighted average shares outstanding            16,301       15,723           16,200          15,967
                                                           ======       ======          =======          ======
    DILUTED EARNINGS PER SHARE                             $ 0.38       $ 0.28          $  0.73          $ 0.51
                                                           ======       ======          =======          ======


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

NOTE 5 - PENDING ACQUISITION

         On March 16, 1999, Plexus entered into an Agreement and Plan of Merger with SeaMED Corporation (SeaMED) providing for the acquisition of SeaMED by Plexus in a stock-for-stock merger transaction under which each share of SeaMED Common Stock would be converted into 0.4 (subject to a maximum exchange rate of 0.4444) shares of Plexus Common Stock. The acquisition is subject to several conditions, including the approval of SeaMED's shareholders. The acquisition is expected to close late in the third or early in the fourth quarter of fiscal 1999 and will be accounted for as a pooling-of-interests. One-time merger related costs are currently expected to be approximately $4 million.

         On March 16, 1999, the Plexus Corp. Board of Directors rescinded the Company's stock buyback program in contemplation of the pending merger with SeaMED. As of March 29, 1999, all treasury stock shares were reissued.

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

         The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota and California. The Company expects to open a new engineering facility in Colorado in May 1999. The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

         On March 16, 1999, Plexus entered into an Agreement and Plan of Merger with SeaMED Corporation (SeaMED) providing for the acquisition of SeaMED by Plexus in a stock-for-stock merger transaction under which each share of SeaMED Common Stock would be converted into 0.4 (subject to a maximum exchange rate of 0.4444) shares of Plexus Common Stock. The acquisition is subject to several conditions, including the approval of SeaMED's shareholders. The acquisition is expected to close late in the third or early in the fourth fiscal quarter of 1999 and will be accounted for as a pooling-of-interests. Additional risk factors specific to SeaMED's business and its operations include financing issues associated with SeaMED's emerging medical customers, Food and Drug Administration (FDA) requirements associated with Class III and pre-market approval (PMA) medical devices designed and manufactured by SeaMED, and the uncertainty of third party reimbursement such as Medicare, private health insurance companies or health maintenance organization by SeaMED's customers for the cost of their products.

         Geographical expansion and growth by acquisition can have an effect on the Company's operations. The successful operation of an acquired business, including SeaMED, will require communication and cooperation among key managers, along with the transition of customer relationships. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company, including that of SeaMED, will enhance the Company's business.

         The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, a change in component costs can directly impact the average selling price, gross margins and the Company's net sales, and the Company has added risk of inventory management. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

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

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In both the three and six months ending March 31, 1999 and in fiscal 1998, approximately 4 percent of the Company's total sales were foreign, with less than 2 percent going into the Southeast Asian market, which is currently experiencing unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

         The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue. In addition, fixed costs may not be fully recovered as a result of cancelled, delayed or reduced programs and therefore, could impact results of operations. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

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

         Start-up costs, the management of labor and equipment efficiencies for new programs and new customers, and the need to estimate required resources in advance can have an effect on the Company's gross margins. These factors can negatively impact gross margins early on in the life cycle of new programs. In addition, labor efficiency and equipment utilization rates ultimately achieved and maintained by the Company for new and current programs impact the Company's gross margins.

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

         Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to complete the SeaMED transaction and integrate acquired operations, the Company's ability to maintain and expand its customer base, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the effect of start-up costs related to new facilities, year 2000 compliance issues (including those discussed below), the overall economic conditions, the impact of increased competition and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

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

         The Company has developed a Year 2000 compliance strategy and methodology to help assure the Company can continue to provide engineering and manufacturing services in the year 2000 and beyond. The Company's A/S400 hardware and software system, which handles virtually all production data processing and accounting, has been tested and documented to be Year 2000 compliant. Internal final compliancy approval was completed in December 1998. The Company is targeting June 30, 1999 to be compliant on all other mission critical items.

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

         The first phase of the plan (inventory and risk assessment) was completed in December of 1998. The overall strategy has been determined and the initial contingency plans are in various stages of completion. The actual conversion, remediation and testing has commenced and is expected to continue through May 1999. Internal final compliancy approval is expected to be completed by the end of June 1999. Final contingency plans are scheduled to be in place by September 1999 for any remaining or unexpected items.

         The Company believes the costs associated with the Year 2000 compliancy plan will be mostly current internal labor expenses and are not expected to materially increase. Costs to date have not been material, and future compliancy costs have not been determined, but are not expected to be material. Other non-Year 2000 efforts have not been materially delayed or impacted by Year 2000 compliancy plan initiatives. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated.

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. The most reasonably likely worst case scenario could cause a production shut down in one or more facilities. The Company has not yet completed a contingency plan for such occurrence, but has included completion of a contingency plan in its Year 2000 planning as discussed above. In addition, there can be no assurance that one or more of the Company's suppliers or customers will not have material Year 20000 compliance problems. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. Additionally, there can be no assurance that potential future costs of defending and resolving claims, if any, will not have a material adverse impact on the Company's results of operations.

RESULTS OF OPERATIONS

NET SALES

         Net sales for the three months ended March 31, 1999, increased 6 percent to $103.4 million from $97.7 million for the same period in the prior fiscal year. Sales for the six months ended March 31, 1999 increased 6 percent to $205.1 million from $193.6 million in March 31, 1998. Unit volume sales were strong; however, sales growth was impacted by industry-wide pressure on average selling prices, component prices, and on the Company's continued decision to move toward higher technology business. These factors are expected to continue. Although there can be no assurances, the Company presently anticipates sales volume to remain steady, subject to the development and timing of new customers and new programs.

         Sales increased by customer industry group, from the same period in the prior fiscal year, for all groups except for computer and transportation. This reflects the Company's ongoing migration toward a more attractive mix of business, with strength in the networking/telecom and medical markets. The Company has transitioned away from the more commodity-related computer-peripheral and automotive markets. The Company continues its strategy of shifting the business mix towards customers with a long-term outsourcing strategy and a need for complex products requiring the Company's advanced technology solutions and engineering capabilities. Sales for the quarter ending March 31, 1999 and 1998, respectively, by industry were as follows:
Telecommunications 28 percent (12 percent), Medical 24 percent (21 percent), Industrial 18 percent (18 percent), Computer 18 percent (33 percent), Transportation 9 percent (14 percent), and Other 3 percent (2 percent). Currently, the Company does not expect there will be any material changes in the breakdown of its sales by industry in fiscal 1999 from the current fiscal quarter.

         The Company's largest customers for the quarter ending March 31, 1999 were Ascend Communications, Inc. (Ascend) and General Electric Company (GE) which accounted for 17 percent and 13 percent of sales respectively. For the six months ended March 31, 1999 sales to Ascend and GE were 15 percent and 13 percent of sales, respectively. The Company's largest customers for the six-months ending March 31, 1998 were International Business Machines Corporation and GE which each accounted for 12 percent of sales. No other customers accounted for more than 10 percent of the Company's sales for the six months ended March 31, 1999 or 1998. Sales to the Company's ten largest customers accounted for 66 percent for the six months ended March 31, 1999 compared to 71 percent for the same period in fiscal 1998 and 70 percent for all of fiscal 1998. These results reflect the Company's dedication to continue to diversifying its customer base and decreasing its dependence on any particular customer or customers. The Company remains dependent upon continued sales to Ascend, GE, and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased 33 percent to $29.5 million, for the six months ended March 31, 1999 from $22.1 million for the same period in the prior fiscal year. The gross margin for the six months ended March 31, 1999 and 1998, was
14.4 percent and 11.4 percent, respectively. The gross margin increased to 14.7 percent for the three months ended March 31, 1999 from 12.1 percent for the same period in the prior fiscal year, compared to 12.6 percent for all of fiscal

1998. The increase in gross margin primarily reflects the shift in business mix to leading-technology products and markets and continued operating efficiencies.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of other factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative (S&A) expenses increased to $10.5 million, or 5.1 percent of sales for the six months ended March 31, 1999, compared to $9.1 million, or 4.7 percent of sales, for the comparable prior fiscal year period. For the quarters ended March 31, 1999 and 1998, S&A expenses were $5.4 million, or 5.2 percent of sales, and $4.9 million, or 5.0 percent of sales, respectively. The increase in expenses was mainly attributable to increased engineering, sales and marketing, and information systems support. The Company anticipates future S&A expenses will increase in absolute dollars but remain steady at approximately 5 percent of sales, as the Company continues to expand these support areas. The Company will have one-time merger related expenses associated with the acquisition of SeaMED at the time of closing.

INCOME TAXES

         Income taxes increased to $4.1 million and $7.9 million for the three and six months ended March 31, 1999 compared to $2.8 million and $5.3 million in the comparable period in fiscal 1998, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 39 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $10.5 million for the six months ended March 31, 1999 compared to $12.2 million in the comparable period in fiscal 1998. The decrease in cash from operations was a result of increased net income offset by changes in accounts receivables and prepaid expenses compared to the prior fiscal year. Annualized inventory turnover improved to
8.2 turns as of March 31, 1999, from 7.3 turns as of March 31, 1998 and from 7.5 turns for all of fiscal 1998.

         Cash flows used in investing activities totaled $5.4 million and was utilized primarily to purchase additional manufacturing equipment.

         The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates that capital expenditures for fiscal 1999 to be similar to fiscal 1998 at approximately $10 to $12 million, which the Company expects to fund through cash flows from operations and, if needed, its $40 million long-term revolving credit agreement.

         Cash flows provided by financing activities totaled $4.9 million for the six months ended March 31, 1999, primarily representing the proceeds and tax benefit from the exercise of stock options. There have been no borrowings under the Company's revolving credit agreement since October 1, 1997. The ratio of total debt-to-equity as of March 31, 1999 and September 30, 1998 was 0.5 to 1 and 0.6 to 1, respectively.

         The Company's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing and engineering facilities and equipment. However, because of the dynamics of the Company's industry, the exact timing and amount of increases in working capital cannot be determined. Currently, the Company anticipates incurring future facility related expenditures in connection with the expansion of its engineering headquarters in Neenah, Wisconsin and additional regional engineering facilities.

         Working capital was $83.6 million at March 31, 1999 and $68.3 million at September 30, 1998. The Company has and will continue to evaluate geographical expansion and growth by acquisition.

         The Company believes that its $40 million long-term revolving credit agreement, leasing capabilities and projected cash from operations will be sufficient to meet its working capital and capital requirements through fiscal 1999 and the foreseeable future. While there can be no assurance that future financing will be available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities. Debt financing may require the Company to pledge assets as collateral and comply with certain financial ratios and covenants. Equity financing may result in dilution to stockholders.

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

         The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent quarter March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on March 3, 1999, the seven continuing directors who were management's nominees for re-election were re-elected. The nominees/directors were re-elected with the following votes:

                                                                       Authority for
Director's Name                     Votes "For"                        Voting Withheld
---------------                     -----------                        ---------------
David J. Drury                      14,091,377                              32,156
Harold R. Miller                    14,120,238                               3,295
John L. Nussbaum                    14,115,529                               8,004
Gerald A. Pitner                    14,106,380                              17,153
Thomas J. Prosser                   14,122,905                                 628
Peter Strandwitz                    14,117,532                               6,001
Jan VerHagen                        14,094,057                              29,476


ITEM 5.  OTHER INFORMATION

         The Company has been named as a defendant in The Oneida Tribe of Indians of Wisconsin vs. Plexus Corp., filed in Wisconsin Circuit Court for Brown County on April 9, 1999. The suit claims that the Company misrepresented the potential profitability of the Green Bay facility built by Oneida Nation Electronics, a tribally chartered corporation, and operated by the Company. The Company believes that the claims are without merit, and intends to defend the action vigorously. The Company has chosen to provide information about this matter even though it does not believe that the claim is material to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits
                           Exhibit 2.1 - Agreement and Plan of Merger
                                         dated March 16, 1999 among the
                                         Company, PS Acquisition Corp. and
                                         SeaMED Corporation.

                           Exhibit 27 -  Financial Data Schedule

         (b)    Reports on Form 8-K

                           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 5/13/99                              /s/ Peter Strandwitz
 -------                            ------------------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO
                                    (Principal Executive Officer)

 5/13/99                               /s/ Thomas B. Sabol
 -------                            ------------------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer
                                    (Principal Financial Officer)