Form 10-Q
period 1999-06-30
PLEXUS CORP
filed 1999-08-13
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the Quarter ended June 30, 1999

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

     As of August 10, 1999 there were 17,516,139 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                             June 30, 1999 and 1998

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

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

                  GENERAL.........................................................................................8

                  YEAR 2000 ISSUES...............................................................................12

                  RESULTS OF OPERATIONS..........................................................................14

                  LIQUIDITY AND CAPITAL RESOURCES................................................................16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................17



PART II - OTHER INFORMATION......................................................................................18

         Item 6.  Exhibits and Reports on Form 8-K...............................................................18



SIGNATURE........................................................................................................19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)
                                   Unaudited

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                 ------------------------------------------------------------------
                                                         1999             1998              1999          1998
                                                         ----             ----              ----          ----

  Net sales                                           $105,600         $ 98,563        $ 310,717       $ 292,157
  Cost of sales                                         89,933           85,399          265,557         256,857
                                                       -------          -------          -------         -------

    Gross profit                                        15,667           13,164           45,160          35,300

  Selling and administrative
   expenses                                              5,590            4,812           16,089          13,876
                                                       -------          -------          -------         -------

    Operating income                                    10,077            8,352           29,071          21,424

  Other income (expense):
    Interest expense                                        (2)              (3)              (7)            (10)
    Other                                                  464              233            1,318             544
                                                       -------          -------          -------         -------

    Income before income taxes                          10,539            8,582           30,382          21,958

  Income taxes                                           4,216            3,380           12,154           8,673
                                                       -------          -------          -------         -------

    Net income                                        $  6,323         $  5,202        $  18,228       $  13,285
                                                       =======          =======          =======         =======

  Earnings per share:
    Basic                                             $   0.42         $   0.35        $    1.21       $    0.90
                                                       =======          =======          =======         =======
    Diluted                                           $   0.39         $   0.33        $    1.12       $    0.83
                                                       =======          =======          =======         =======

  Weighted average shares outstanding:
    Basic                                           15,195,777       14,770,934       15,046,616      14,761,273
                                                    ==========       ==========       ==========      ==========
    Diluted                                         16,304,314       15,872,699       16,223,590      15,930,118
                                                    ==========       ==========       ==========      ==========



            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                    Unaudited

                                                                            JUNE 30,             SEPTEMBER 30,
                                                                             1999                    1998
                                                                     ---------------------------------------------
               ASSETS
Current assets:
  Cash and cash equivalents                                                 $   33,898              $  23,195
  Accounts receivable, net of allowance of $630
   and $505, respectively                                                       50,341                 48,433
  Inventories                                                                   57,554                 44,303
  Deferred income taxes                                                          4,446                  3,344
  Prepaid expenses and other                                                     4,559                  1,976
                                                                             ---------               --------

   Total current assets                                                        150,798                121,251

Property, plant and equipment, net                                              25,005                 21,355
Other                                                                            1,230                  1,059
                                                                             ---------               --------

   Total assets                                                             $  177,033              $ 143,665
                                                                             =========               ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         $       10              $     114
  Accounts payable                                                              44,874                 36,948
  Customer deposits                                                              3,943                  3,787
  Accrued liabilities:
   Salaries and wages                                                            7,306                  5,161
   Other                                                                         4,887                  6,945
                                                                             ---------               --------

   Total current liabilities                                                    61,020                 52,955

Long-term debt                                                                     145                    152
Deferred income taxes                                                              728                    700
Other liabilities                                                                  787                    519

Stockholders' equity:
  Preferred stock $.01 par value, 5,000,000 shares authorized,
   none issued or outstanding                                                        -                      -
  Common stock, $.01 par value, 60,000,000 shares authorized,
   15,244,752 and 14,830,689 issued, respectively                                  152                    148
  Additional paid-in capital                                                    28,626                 21,776
  Retained earnings                                                             85,575                 67,920
  Treasury stock, at cost, 0 and 28,944 shares, respectively                         -                   (505)
                                                                             ---------               --------

                                                                               114,353                 89,339
                                                                             ---------               --------

   Total liabilities and stockholders' equity                               $  177,033              $ 143,665
                                                                             =========               ========



            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                      NINE MONTHS ENDED
                                                                            JUNE 30,
                                                              -----------------------------------
                                                                      1999             1998
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 18,228         $ 13,285
Adjustments to reconcile net income to net cash
 flows from operating activities:
   Depreciation and amortization                                       5,606            4,661
   Deferred income taxes                                              (1,074)            (891)
   Changes in assets and liabilities:
    Accounts receivable                                               (1,908)            (269)
    Inventories                                                      (13,251)           3,077
    Prepaid expenses and other                                        (2,571)            (746)
    Accounts payable                                                   7,926              189
    Customer deposits                                                    156               61
    Accrued liabilities                                                   87             (107)
    Other                                                               (111)            (708)
                                                                     -------          -------

     Cash flows provided by operating activities                      13,088           18,552
                                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property, plant and equipment                            (9,253)          (6,911)
Other                                                                    194              112
                                                                     -------          -------

     Cash flows used in investing activities                          (9,059)          (6,799)
                                                                     -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                        (111)          (3,410)
Proceeds from exercise of stock options                                3,031              425
Tax benefit from stock options exercised                               3,822            3,908
Treasury stock purchased                                              (1,159)          (2,659)
Treasury stock reissued                                                1,091              968
                                                                     -------          -------

     Cash flows provided by (used in) financing activities             6,674             (768)
                                                                     -------          -------

Net increase in cash and cash equivalents                             10,703           10,985

Cash and cash equivalents:
   Beginning of period                                                23,195            3,655
                                                                     -------          -------

   End of period                                                    $ 33,898         $ 14,640
                                                                     =======          =======


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at June 30, 1999 and the results of operations for the three months and nine months ended June 30, 1999 and 1998 and the cash flows for the same nine month periods.

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

NOTE 2 - INVENTORIES

     The major classes of inventories are as follows (in thousands):

                                    June 30,                September 30,
                                      1999                      1998
                                   --------                  ---------
     Assembly parts                $ 33,541                  $ 25,165
     Work-in-process                 22,763                    18,089
     Finished goods                   1,250                     1,049
                                   --------                  --------
                                   $ 57,554                  $ 44,303
                                   ========                  ========

NOTE 3 - EARNINGS PER SHARE

     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                           June 30,
                                                    --------------------------------  --------------------------------
                                                         1999             1998              1999             1998
                                                    --------------   ---------------  --------------   ---------------
BASIC EARNINGS PER SHARE:
 Net income                                           $  6,323          $  5,202        $  18,228         $  13,285
                                                       =======           =======         ========          ========

 Weighted average shares outstanding                    15,196            14,771           15,047            14,771
                                                       =======           =======         ========          ========

BASIC EARNINGS PER SHARE                              $   0.42          $   0.35        $    1.21         $    0.90
                                                       =======           =======         ========          ========
DILUTED EARNINGS PER SHARE:

 Net income                                           $  6,323          $  5,202        $  18,228         $  13,285
                                                       =======           =======         ========          ========

 Weighted average shares outstanding                    15,196            14,771           15,047            14,761

  Effect of dilutive securities:

   Stock options                                         1,108             1,102            1,177             1,169
                                                       -------           -------         --------          --------
  Diluted weighted average shares outstanding           16,304            15,873           16,224            15,930
                                                       =======           =======         ========          ========
DILUTED EARNINGS PER SHARE                            $   0.39          $   0.33        $    1.12         $    0.83
                                                       =======           =======         ========          ========


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

NOTE 5 - ACQUISITIONS

     On July 15, 1999, The Company entered into an agreement in principle to acquire a manufacturing facility from Shure Incorporated (Shure), a private company located in Wheeling, Illinois in a cash transaction subject to completion of definitive agreements and other conditions. The Company will build circuit boards at the facility for Shure's wireless and digital signal processing products. The Company intends to offer employment to approximately 180 manufacturing and related support associates in connection with the transaction. The acquisition is expected to close late in the fourth quarter of fiscal 1999 and will be accounted for as a purchase.

     On July 23, 1999, the Company merged with SeaMED Corporation (SeaMED), a Seattle, Washington based designer and manufacturer of advanced durable electronic medical and non-medical equipment, in a stock-for-stock transaction in which each share of SeaMED Common Stock was converted into 0.4 shares of Plexus Common Stock (approximately 2,444,600 Plexus shares in the aggregate). The acquisition will be accounted for as a pooling-of-interests in the fourth quarter, therefore SeaMED results are not reflected herein. One time merger related costs, which will be recognized in the fourth quarter, are currently expected to be approximately $5 million.

NOTE 6 - RECLASSIFICATIONS AND RESTATEMENTS

     Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

GENERAL

     Plexus Corp. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Neenah, Wisconsin. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., Plexus Electronic Assembly Corporation and SeaMED Corporation, the Company provides product realization services to original equipment manufacturers in the medical, computer (primarily mainframes, servers and peripherals), industrial, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build and distribution.

     The Company has operations in Wisconsin, Kentucky, North Carolina, Minnesota, California, Colorado and Washington. The Company opened a new engineering facility in Colorado in May 1999. The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers.

     On July 15, 1999, the Company entered into an agreement in principle to acquire a manufacturing facility from Shure Incorporated (Shure), a private company located in Wheeling, Illinois in a cash transaction subject to completion of definitive agreements and other conditions. The Company will build circuit boards at the facility for Shure's wireless and digital signal processing products. The Company intends to offer employment to approximately 180 manufacturing and related support associates in connection with the transaction. The acquisition is expected to close late in the fourth quarter of fiscal 1999 and will be accounted for as a purchase.

     On July 23, 1999, the Company merged with SeaMED Corporation (SeaMED), a Seattle, Washington based designer and manufacturer of advanced durable electronic medical and non-medical equipment, in a stock-for-stock transaction in which each share of SeaMED Common Stock was converted into 0.4 shares of Plexus Common Stock (or approximately 2,444,600 Plexus shares in the aggregate). The acquisition will be accounted for as a pooling-of-interests in the fourth quarter, therefore SeaMED results are not reflected herein. One time merger related costs, which will be recognized in the fourth quarter, are currently expected to be approximately $5 million.

     Geographical expansion and growth by acquisition can have an effect on the Company's operations. The successful integration and operation of an acquired business, including SeaMED and the Shure facility, will require communication and cooperation among key managers, along with the transition of customer relationships. Acquisitions also involve risks including the retention of key personnel and customers, the integration of information systems and purchasing operations, the management of an increasingly larger and more geographically dispersed business, and the diversion of management's attention from other ongoing business concerns. In addition, while the Company anticipates cost savings, operating efficiencies and other synergies as a result of its acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. The Company cannot assure that it will successfully accomplish those actions as rapidly as expected. Also, the Company cannot assure the extent to which it will achieve cost savings and efficiencies in any transaction or expansion. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company, including that of SeaMED and the Shure facility, will enhance the Company's business.

     The acquisition of new operations can introduce new types of risks to the Company's business. For example, additional risk factors specific to SeaMED's business and its operations include financing issues associated with SeaMED's emerging medical customers, Food and Drug Administration (FDA) requirements associated with Class III and pre-market approval (PMA) medical devices designed and manufactured by SeaMED, and the uncertainty of third party reimbursement such as Medicare, private health insurance companies or health maintenance organization by SeaMED's customers for the cost of their products.

     The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, a change in component costs can directly impact the average selling price, gross margins and the Company's net sales, in addition to the Company's added risk of inventory management. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

     Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). Recently the marketplace for electronic components has firmed from recent periods, resulting in the extension of certain component lead-times and the allocation of specific semi-conductor components (such as SRAMs and DRAMs). In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same time that we agree with our customer on the pricing for the components. As a result, the Company's sales and profitability can be affected from period to period.

     Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In both the three and nine months ending June 30, 1999 and in fiscal 1998, approximately 4 percent of the Company's total sales were foreign, with less than 2 percent going into the Southeast Asian market, which has recently experienced unfavorable currency and economic conditions. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         The Company operates in a highly competitive industry. The Company faces competition from a number of domestic and foreign electronic manufacturing services companies, some with financial and manufacturing resources greater than the Company's. In addition, the Company may not be able to offer prices as low as some of its competitors because they may have lower cost structures than the Company. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to remain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

     Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to complete the Shure transaction and integrate and extract value from acquired operations, the Company's ability to secure new customers and maintain its current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the risk of customer delays or cancellations in both on-going and new programs, the effect of start-up costs related to new programs and facilities, year 2000 compliance issues (including those discussed below), the overall economic conditions, the impact of increased competition and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

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

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's manufacturing, design and testing equipment, computer programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions or engage in similar normal business activities.

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

     As of July 31, 1999, the Company had substantially completed an internal inventory and risk assessment, remediation and testing of all other mission critical internal systems including: hardware, software, production and facility equipment, test equipment and software, engineering development systems, and embedded chips in components and inventory. Certain steps that the Company believes are within its control have been postponed for various scheduling reasons but are expected to be completed by September 1999. In addition, there is a suite of engineering development software tools for which the Company is awaiting Year 2000 fixes; based on information from the vendors, these will be available in order to be Year 2000 compliant although that remains subject to vendor performance.

     As of July 31, 1999, the Company inventoried every supplier of goods and services, and considered the potential impact of Year 2000 compliance on the Company and its customers. Also, the Company has evaluated the key suppliers' response to our mailing surveys and is in the process of auditing the results. In addition, the Company has nearly completed the reviewing and testing of EDI linkages and data transmission for its customers and suppliers. The Company plans on providing for contingency plans by September 1999 for possible Year 2000 issues with its suppliers. Certain customer-supplied test equipment and software must also be verified and tested for Year 2000 compliance.

     Although the Company has developed initial contingency plans, final contingency plans are scheduled to be in place by September 1999.

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

     The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. The most reasonably likely worst case scenario could cause a production shut down in one or more facilities. The Company has not yet completed a contingency plan for such occurrence, but has included completion of a contingency plan in its Year 2000 planning as discussed above. In addition, there can be no assurance that one or more of the Company's suppliers or customers will not have material Year 2000 compliance problems. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. Additionally, there can be no assurance that potential future costs of defending and resolving claims, if any, will not have a material adverse impact on the Company's results of operations.

RESULTS OF OPERATIONS

NET SALES

     Net sales for the three months ended June 30, 1999, increased 7 percent to $105.6 million from $98.6 million for the same period in the prior fiscal year. Sales for the nine months ended June 30, 1999 increased 6 percent to $310.7 million from $292.2 million at June 30, 1998. Unit volume sales were strong; however, sales growth was impacted by industry-wide pressure on average selling prices, component prices, and on the Company's continued focus to move toward higher technology business. These factors are expected to continue. Although there can be no assurances, the Company presently anticipates sales volume to remain steady, subject to the development and timing of new customers and new programs.

     Sales increased by customer industry group, from the same period in the prior fiscal year, for medical and telecommunications. This reflects the Company's ongoing migration toward a more attractive mix of business, with strength in the networking/telecom and medical markets. The Company has transitioned away from the more commodity-related computer-peripheral and automotive markets. The Company continues its strategy of shifting the business mix towards customers with a long-term outsourcing strategy and a need for complex products requiring the Company's advanced technology solutions and engineering capabilities. Sales for the quarter ending June 30, 1999 and 1998, respectively, by industry were as follows: Telecommunications 32 percent (19 percent), Medical 26 percent (22 percent), Industrial 15 percent (16 percent), Computer 15 percent (27 percent), Transportation 8 percent (11 percent), and Other 4 percent (5 percent). Currently, the Company does not expect there will be any material changes in the breakdown of its sales by industry in fiscal 1999 from the current fiscal quarter, except that sales to the medical industry will likely increase compared to the Company's historical patterns as a result of the SeaMED acquisition.

     The Company's largest customers for the quarter ending June 30, 1999 were Lucent Technologies which just completed its acquisition of Ascend Communications, Inc. (Lucent) and General Electric Company (GE) accounting for 23 percent and 13 percent of sales, respectively. For the nine months ended June 30, 1999 sales to Lucent and GE were 19 percent and 13 percent of sales, respectively. The Company's largest customers for the nine months ending June 30, 1998 were International Business Machines Corporation, GE and Unisys Corporation which each accounted for 11 percent of sales. No other customers accounted for more than 10 percent of the Company's sales for the nine months ended June 30, 1999 or 1998. Sales to the Company's ten largest customers accounted for 65 percent for the nine months ended June 30, 1999 compared to 69 percent for the same period in fiscal 1998 and 70 percent for all of fiscal 1998. These results reflect the Company's dedication to continue diversifying its customer base and decreasing its dependence on any particular customer or customers. The Company remains dependent upon continued sales to Lucent, GE, and its other significant customers, as well as SeaMED's customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

     Gross profit increased 28 percent to $45.2 million, for the nine months ended June 30, 1999 from $35.3 million for the same period in the prior fiscal year. The gross margin for the nine months ended June 30, 1999 and 1998, was
14.5 percent and 12.1 percent, respectively. The gross margin increased to 14.8 percent for the three months ended June 30, 1999 from 13.4 percent for the same period in the prior fiscal year, compared to 12.6 percent for all of fiscal 1998. The increase in gross margin primarily reflects the shift in business mix to leading-technology products and markets and continued operating efficiencies.

     Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Certain other research and development is conducted by the Company, but is not specifically identified as the Company believes such expenses are less than 1 percent of its total sales.

     The Company's gross margin also reflects a number of other factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. The acquisition of SeaMED and the Shure facility are expected to initially reduce gross margins until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses increased to $16.1 million, or
5.2 percent of sales for the nine months ended June 30, 1999, compared to $13.9 million, or 4.7 percent of sales, for the comparable prior fiscal year period. For the quarters ended June 30, 1999 and 1998, S&A expenses were $5.6 million, or 5.3 percent of sales, and $4.8 million, or 4.9 percent of sales, respectively. The increase in expenses was mainly attributable to increased engineering, sales and marketing, and information systems support. The Company anticipates future S&A expenses will increase in absolute dollars and may increase as a percentage of sales as the Company builds the infrastructure necessary to integrate SeaMED and the Shure facility, as well as continue to support the Company's growth. In addition, the Company will have one-time merger related expenses associated with the acquisition of SeaMED in the fourth quarter of approximately $5 million.

INCOME TAXES

     Income taxes increased to $4.2 million and $12.2 million for the three and nine months ended June 30, 1999 compared to $3.4 million and $8.7 million in the comparable period in fiscal 1998, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 39 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities were $13.1 million for the nine months ended June 30, 1999 compared to $18.6 million in the comparable period in fiscal 1998. The decrease in cash from operations was a result of increased net income and accounts payable offset by increases in inventory, accounts receivable and prepaid expenses compared to the prior fiscal year period. Annualized inventory turnover decreased to 7.2 turns as of June 30, 1999, from 7.6 turns as of June 30, 1998 and from 7.5 turns for all of fiscal 1998 as a result of anticipated fourth quarter sales growth.

     Cash flows used in investing activities totaled $9.1 million and was utilized primarily to purchase additional manufacturing equipment.

     The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Apart from the acquisitions discussed above, the Company estimates that capital expenditures for fiscal 1999 to be similar to fiscal 1998 at approximately $10 to $12 million, which the Company expects to fund through cash flows from operations and, if needed, its $40 million long-term revolving credit agreement. The Company expects to fund the Shure facility acquisition through available cash. The SeaMED acquisition was a stock-for-stock transaction, although the Company has incurred approximately $5.0 million in merger related expenses, also to be funded through available cash.

     Cash flows provided by financing activities totaled $6.7 million for the nine months ended June 30, 1999, primarily representing the proceeds and tax benefit from the exercise of stock options. There have been no borrowings under the Company's revolving credit agreement since October 1, 1997. The ratio of total debt-to-equity as of June 30, 1999 and September 30, 1998 was 0.5 to 1 and
0.6 to 1, respectively.

     Working capital was $89.8 million at June 30, 1999 and $68.3 million at September 30, 1998. The Company's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing and engineering facilities and equipment. However, because of the dynamics of the Company's industry, the exact timing and amount of increases in working capital cannot be determined. Currently, the Company anticipates incurring future facility related expenditures in connection with the expansion of its engineering headquarters in Neenah, Wisconsin, purchase of the Shure facility and expansion of additional regional engineering facilities. The Company has and will continue to evaluate geographical expansion and growth by acquisition.

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

     The Company does not believe there has been any material changes in the reported market risks faced by the Company since the end of its most recent quarter June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibits
                       Exhibit 27 - Financial Data Schedule

         (b)    Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the third quarter of fiscal 1999. Subsequent to the end of the quarter, but prior to the filing of this report on Form 10-Q, the Company filed a Report on Form 8-K dated July 23, 1999, related to the Company's acquisition of SeaMED Corporation on that date. That report incorporated by reference the following financial statements:

                1. Audited financial statements of SeaMED as of June 30, 1998 and 1997, and for each of the three fiscal years in the period ended June 30, 1998;

                2. Unaudited interim period financial statements of SeaMED as of March 31, 1999, and for the quarters and nine month periods ended March 31, 1999 and 1998;

                3. Unaudited pro forma financial statements of the Company at March 31, 1999, for each of the three fiscal years in the period ended September 30, 1998 and for the six month periods ended March 31, 1999 and 1998, in each case giving effect to the SeaMED acquisition.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 8/13/99                               /s/ Peter Strandwitz
---------                           ------------------------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO
                                    (Principal Executive Officer)


 8/13/99                               /s/ Thomas B. Sabol
---------                           ------------------------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer
                                    (Principal Financial Officer)