Form 10-K405
period 1999-09-30
PLEXUS CORP
filed 1999-12-22
CIK 785786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-14824

                                  PLEXUS CORP.
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                                                        39-1344447
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

55 JEWELERS PARK DRIVE, NEENAH, WISCONSIN                                                54957-0156
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 1999, 17,637,644 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $41.125 closing sale price on that date, as reported on the NASDAQ National Market System) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $691 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which
           Document                        Portions of Document are Incorporated
  Proxy Statement for 1999 Annual
  Meeting of Shareholders                  Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe", "expect", "intend", "plan", "look forward to", "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the level of overall growth in the electronics industry, the Company's ability to integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the result of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the risk of customer delays or cancellations in both on-going and new programs, the timing and mix of production, the effect of start-up costs of new programs and facilities, capacity utilization, the effect of economic conditions, the impact of technological changes and increased competition, design and manufacturing deficiencies and other risks detailed herein and in the Company's other Securities and Exchange Commissions filings. In addition, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly "General" and "Year 2000" for a further discussion of factors which could effect future results.

                                     PART I

ITEM 1. BUSINESS

General Development of the Company

         Plexus Corp., through its subsidiaries (together "Plexus" or the "Company"), provides product realization services to original equipment manufacturers ("OEMs") in the medical, computer (primarily mainframes, servers and peripherals), industrial, networking, telecommunications and transportation electronics industries. Plexus offers a full range of services including product development and design, material procurement and management, prototyping, manufacturing and assembly, functional and in-circuit testing, final system box build, distribution and after-market support.

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

         Plexus is a Wisconsin corporation incorporated in 1979. Its principle subsidiaries are Plexus Electronic Assembly Corporation, Plexus Technology Group, Inc. and SeaMED Corporation. The Company's principle office is located at 55 Jewelers Park Drive, Neenah, Wisconsin 54957-0156, and its telephone number is (920) 722-3451.

         Acquisitions. In July 1999, the Company acquired SeaMED Corporation (SeaMED), located in the Seattle, Washington area. Pursuant to the merger agreement, SeaMED stockholders received approximately 2.27 million shares of Plexus common stock in exchange for all outstanding shares of SeaMED. All financial data has been prepared following the pooling of interests method of accounting and as such all historical data has been restated. SeaMED provides design and manufacturing services focused primarily on established and emerging medical technology companies. Additionally, SeaMED can provide these services to non-medical companies. SeaMED provides expertise in its medical engineering and regulatory knowledge and its complex higher-level assembly capabilities.

         In September 1999, the Company purchased certain printed circuit board assembly manufacturing assets, located in the Chicago, Illinois area, from Shure Incorporated, an unrelated party. The manufacturing assets, consisting principally of inventories and equipment, were purchased at approximately fair market value for cash.

         For further information regarding the Company's fiscal 1999 merger and acquisition activity, see Notes 1 and 8 in the Notes to Consolidated Financial Statements.

Product Realization Services

         General Background. The Company's services involve product design, testing, prototyping, materials management, assembly of complete electronic products and subassemblies, and after market service support of products. In addition to its general capabilities to develop electronic products for the broad electronic market, the Company has specific competencies focused on the medical, networking, telecommunications and wireless product markets.

         The various types of electronic product services offered by the Company are discussed below. A customer of the Company may utilize any or all of these services. The Company charges for these services under a variety of pricing methods that vary according to the customer or type of service involved.

         Product Design and Test Services. The Company, primarily through its Plexus Technology Group, Inc. and SeaMED Corporation subsidiaries, provides product design and test engineering services. These services include project management, initial feasibility studies, product concept definition, development of specifications for product features and functions, product engineering specifications, microprocessor design, circuit design, software design, custom integrated circuit design, printed circuit board layout, product housing design, development of test specification, product validation test development and manufacturing test systems. The Company's design services provide customers with a complete product design which is capable of performing an intended function and which can be manufactured in an efficient and economical manner.

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

         The Company believes that its product development engineering and testing capabilities are significant factors in the success of its business. The Company maintains a staff of more than 400 employees in its engineering services operations, including more than 350 engineers and technologists involved in project management, hardware, software, mechanical, printed circuit board design, test, prototyping and validation of electronic products and systems. The Company believes this comprehensive capability provides significant value to its customers by providing one-stop-shopping for product design, prototyping, test and manufacturing. The Company believes this comprehensive service lowers the overall development cost to the customer and accelerates the time-to-market of the customers' products.

         To supplement its internal capabilities, Plexus has formed several strategic alliances with independent research and development organizations for cooperative design and marketing programs. The Company believes these alliances provide complementary technologies and expertise to customers.

         Prototyping Services. The Company provides rapid assembly of prototype products within dedicated assembly facilities. The prototype assembly service is supplemented by value-added services including materials management, manufacturing defects analysis, design for manufacturability analysis, design for testability analysis, and printed circuit board design. This service provides a bridge between the Company's engineering organization, the customer's engineering organization, and the Company's manufacturing organization. This bridge facilitates efficient transitions into manufacturing. The Company believes the higher-level engineering services offered by the prototyping organization provide significant value to its customers by accelerating time-to-production.

         Product Manufacture and Assembly. The Company, primarily through its Plexus Electronic Assembly Corporation and SeaMED Corporation subsidiaries, manufactures electronic products and assemblies for use in a wide variety of industries and applications.

         The Company's manufacturing services consist primarily of electronic components assembled on printed circuit boards and programmed to perform specific functions. Additionally, the assembly may include the incorporation of the electronic assemblies into a subassembly or the final product housing. The Company's assembly processes involve the fabrication of products from components manufactured to specification by others. Printed circuit boards are the basic element in the manufacture of most electronic products and act as the interconnection platforms for various integrated circuits and electronic components. The electronic components include computer memory chips, microprocessors, integrated circuits, resistors, capacitors, transformers and switches. The Company believes these products would be available from a variety of sources and that the loss of any single source of supply would not materially affect the Company's business. In addition to the Company's ability to design and manufacture complete electronic products, the Company also has the capacity of designing and assembling printed circuitry products and products utilizing circuit boards with multiple layers of circuitry.

         The Company's manufacturing operations include printed circuit board assembly, testing, and final systems box build into the final product housing. While the Company has automated various aspects of many processes, the assembly of components into electronic products still requires some labor-intensive processes generally requiring a high degree of precision and dexterity in the assembly stage and integration of quality assurance checks into the manufacturing processes. The final systems box build process is a mostly manual process with little opportunity for automation. The Company utilizes specially designed equipment and techniques to maintain its ability to assemble efficiently a wide variety of electronic products. Additionally, the Company has developed special processes and tools to enable the assembly of finished medical devices to meet the US Food and Drug Administration (FDA) Quality System Regulation (QSR) requirements. One of the Company's Neenah, Wisconsin operations, and its Seattle, Washington operations (formerly SeaMED), are registered with the FDA as medical device manufacturers and are subject to regularly scheduled and unscheduled FDA audits.

         The Company also provides service support for manufactured products. Products, which may or may not be under the customer's warranty, can be returned for repairs and/or upgrades at the customer's discretion.

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

         The Company has strategic suppliers for these components and in general, the market place for such components has eased over the past few years. As a result, the Company has not experienced difficulties in obtaining the components needed for its assemblies. However, during late fiscal 1999 the market place for such components has tightened from recent periods resulting in the extension of lead times and increased pricing. Some of these components are allocated from time to time in response to supply shortages. Supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devices. At times, such circumstances can produce short-term interruption of our operations, and may have a material adverse effect on the results of the Company. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

Customers and Marketing

         The Company performs services for a wide variety of customers ranging from large multi-national companies to smaller companies, including start-ups. Because of the variety of services it offers, its flexibility in design and manufacturing, and its ability to timely respond to customer needs, the Company believes it is well positioned to offer its services to customers in most market segments. For many customers, the Company functions as both a design and production arm thus, permitting customers to concentrate on concept development, distribution and marketing, speeding time-to-market and reducing their investment in manufacturing capacity. This method provides an economical and efficient alternative to in-house design and production.

         The Company markets its services primarily through its own employees. Additionally, the Company markets its services through advertisements, technical articles, trade shows, press releases, the Internet and dissemination of Company brochures.

         During fiscal 1999, the Company's services were sold to approximately 140 customers. Customers representing over 10% of the Company's fiscal year net sales are as follows:

                                                                                      Fiscal Year % of Net Sales
                                                                                   -------------------------------
         Customer                                                                  1999         1998          1997
         --------                                                                  ----         ----          ----
         Lucent Technologies Inc. (formerly Ascend Communications, Inc.)           16%           *             *
         General Electric Company                                                  12%           *            11%
         International Business Machines Corporation                                *            *            10%

                        *represents sales less than 10%

         Many large customers, including those above, contract independently through multiple divisions, subsidiaries, production facilities or locations. The Company believes that in many cases its sales to one such subsidiary, division, facility, or location are not dependent on sales to others. Although the complete loss of any major customer could have a significant negative impact on the Company, the Company does not believe the loss of all divisions, subsidiaries, facilities, or locations of a major customer to be likely. For a further discussion of sales to these and other large customers, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Sales"

         Substantially all of Plexus' business is done on a project by project basis for its customers. Although Plexus has several projects and customers for which it provides services on a continuing basis, the timing and nature of particular customer projects can vary significantly from period to period. Substantial changes in the nature or timing of these projects affect the Company's sales and profitability from period to period. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time.

         The Company regularly considers strategic acquisitions, joint ventures and strategic partnerships with other companies. Under certain circumstances, and subject to identification of appropriate candidates, the Company believes that such transactions may provide an attractive means of growth by providing access to additional customers and/or by adding new capabilities, capacity or locations.

Competition

         The market for electronic products and services provided by the Company is highly competitive, primarily on the basis of engineering, testing and production capability, technological capabilities and the capacity for responsiveness, quality and price.

         The capability to design in a timely manner and the capacity to produce quality items and to assure prompt delivery are particularly important in the electronics industry. The market in which the Company's customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. The average product designed and assembled by the Company may have a technological useful life ranging from 18 months to over five years, dependent on the product and the industry. Through its design and production services, the Company may serve as an extension or replacement for its customers' engineering, testing and manufacturing operations.

         Competitors in the electronics design and assembly field are numerous and range in size from several very large multi-national companies with substantially greater resources than the Company to many smaller companies competing only in specific aspects of the Company's business. In addition, the Company competes against foreign low-labor cost manufacturers. However, this competition tends to focus on commodity and consumer related products, which is not a focus market for Plexus. As a part of its strategic planning process, however, the Company considers whether the establishment of foreign assembly operations could be beneficial to the Company. Under appropriate circumstances and conditions, the Company would consider establishing or acquiring such foreign operations. The Company also competes against companies who determine to design or manufacture items in-house rather than contract with a third-party manufacturer. The Company estimates that it controls less than one percent of the global market in the outsource electronics manufacturing services industry.

Patents And Trademarks

         The Company does not own any material patents or copyrights. The Company owns the servicemark "Plexus" and has applied for (and is using) the servicemark "Plexus, The Product Realization Company."

         Plexus has arranged with another company to offer product development services relating to a 5GHz radio which Plexus developed for the company. The radio has potential use in a variety of products, particularly RF/wireless video products. Plexus made these arrangements in connection with the design services provided to the other company. While Plexus does not have exclusive rights to the 5GHz radio, Plexus could generate revenue through the design and manufacturing of products utilizing the radio. Production and sale of any such products utilizing this technology has not yet commenced. In addition, there can be no assurance that Plexus' customers will be able to successfully commercialize products utilizing this technology.

         The Company has had preliminary communications from the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. Lemelson has pending litigation with a number of Plexus' competitors and electronics original equipment manufactures, although no lawsuit has yet been filed against the Company. Plexus is evaluating Lemelson's claim, but Plexus has not yet determined if, or to what extent, a license from Lemelson would be required. If a license is required, based upon Plexus' understanding of the terms of similar licenses to other parties, Plexus believes (but cannot be certain) that a license could be obtained on terms that would not have a material adverse effect on Plexus. However, if a license fee is paid in the future, that could affect the results for the period or periods in which payment is made or accrued. Additionally, Plexus believes that it may be contractually indemnified by the companies from which Plexus purchased the machine vision and bar code technology equipment.

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

Employees

         As of December 1, 1999, the Company employed full time approximately 3,150 persons. These employees included approximately 1,450 professional, technical and engineering employees and approximately 1,700 employees who work in assembly. The Company also employed 140 temporary employees through various temporary employment agencies. The Company has never experienced a work stoppage due to a labor dispute, considers its relations with employees to be very good, and is not a party to any labor contract. To date, the Company has had some difficulty fulfilling its employment needs as a result of tightening labor markets surrounding its primary facilities. The Company is continually reviewing the employment market and actively making modifications to its processes and policies in order to competitively attract the necessary employees. The Company's success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could have a material adverse effect on the Company and its results of operations.

Year 2000 Issues

         The Company's Year 2000 program is discussed in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

ITEM 2. PROPERTIES

         Certain information about the Company's facilities is included in the following table.

                PLANT LOCATION               PLANT TYPE                 SIZE (sq. ft.)     OWNED/LEASED
                --------------               ----------                 --------------     ------------
              * Neenah, Wisconsin            Manufacturing                   285,000          Leased
                Green Bay, Wisconsin         Manufacturing                   110,000          Leased
              * Neenah, Wisconsin            Manufacturing                    95,000          Owned
                Bothell, Washington          Manufacturing                    60,000          Leased
                Richmond, Kentucky           Manufacturing                    45,000          Owned
                Wheeling, Illinois           Manufacturing                    25,000          Leased
                Redmond, Washington          Manufacturing                    21,000          Leased
                Blaine, Minnesota            Manufacturing                    14,000          Owned

             ** Neenah, Wisconsin            Headquarters & Engineering       45,000          Owned
                Bothell, Washington          Engineering                      81,000          Leased
                Raleigh, North Carolina      Engineering                      14,000          Leased
                Louisville, Colorado         Engineering                      14,000          Leased
                Milpitas, California         Engineering                       5,000          Leased

            *** Redmond, Washington          Office/warehouse                 60,000          Leased
              * Neenah, Wisconsin            Office/warehouse                100,000          Leased
            *** Bothell, Washington          Office/warehouse                 10,000          Leased
                Blaine, Minnesota            Office/warehouse                  5,200          Leased

      * More than one building is included at this site.

     ** The Technology Center, which provides office, design and testing space for the Company, is being expanded by approximately 60,000 square feet to accommodate growth in the engineering subsidiary. The expansion is expected to be completed in October 2000.

    *** Building is being subleased to an unrelated party.

         The Company utilizes specialized equipment in its operations. The Company leases a substantial amount of this equipment. The Company believes that its equipment and facilities are modern, well maintained and adequate for its present needs. However, continued expansion of the Company's business may require additional facility expansion in the future.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings required to be disclosed herein to which the Company is a party of or which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table contains certain information regarding the present executive officers of the Company, who are elected by the Board of Directors after each annual meeting of shareholders for one-year terms or until replaced by the Board of Directors.

                                                                                                        PRESENT OFFICE
          NAME                 AGE                                POSITION                                HELD SINCE
          ----                 ---                                --------                              --------------
Peter Strandwitz                62      Chairman, Chief Executive Officer, Director                         1979
John L. Nussbaum                57      President, Chief Operating Officer, Director                        1996 (1)
Dean A. Foate                   41      Executive Vice President                                            1999 (2)
Thomas B. Sabol                 40      Vice President-Finance and Chief Financial Officer                  1996 (3)
Joseph D. Kaufman               42      Vice President, Secretary and General Counsel                       1990
J. Robert Kronser               40      Vice President-Sales and Marketing                                  1999 (4)
Charles C. Williams             63      Vice President                                                      1989
Lisa M. Kelley                  33      Treasurer and Chief Accounting Officer                              1998 (5)

(1) Mr. Nussbaum has served as President and a director of the Company since 1980. Mr. Nussbaum became Chief Operating Officer in 1996.

(2) Mr. Foate joined the Company in February 1984, serving various engineering roles. From 1995 to present, Mr. Foate serves as President of Plexus Technology Group. Additionally, in May 1999, Mr. Foate became Executive Vice President.

(3) Mr. Sabol joined the Company in January 1996. From 1993 to 1995, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation. Prior to that time Mr. Sabol served as Business Assurance Manager for Coopers & Lybrand.

(4) Mr. Kronser joined the Company in May 1981, serving various engineering roles. From 1993 to July 1999, Mr. Kronser managed the Advanced Manufacturing Center. In May 1999, Mr. Kronser became Vice President of Sales and Marketing.

(5) Ms. Kelley joined the Company in September 1992. Positions held within the Company included Manager, Subsidiary Controller, and Assistant Corporate Controller. In 1997, she became the Corporate Controller. In 1998, Ms. Kelley became Treasurer.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Information on Common Stock

         For the years ended September 30, 1999 and 1998, the Company's Common Stock has traded on the NASDAQ National Market System; the price information represents high and low sale prices for each period.

PRICE RANGE OF COMMON STOCK:

        Fiscal Year Ended September 30, 1999                           Fiscal Year Ended September 30, 1998
        ------------------------------------                           ------------------------------------
                                  High        Low                                           High          Low
                                  ----        ---                                           ----          ---
First Quarter                    34 3/4      17                 First Quarter              35 1/8        13 1/8
Second Quarter                   40 1/4      25 5/8             Second Quarter             22 1/2        12 3/8
Third Quarter                    34 3/4      26 3/4             Third Quarter              24            16 1/4
Fourth Quarter                   34 3/8      27 7/8             Fourth Quarter             22 3/4        13 3/4
Year                             40 1/4      17                 Year                       35 1/8        12 3/8

         As of September 30, 1999, there were approximately 9,000 shareholders of record.

         The Company has not paid any cash dividends. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights (1)
(dollars in thousands, except per share amounts)

                                                               For the years ended September 30,
Operating Statement Data                          1999           1998         1997         1996         1995
------------------------                          ----           ----         ----         ----         ----
Net sales                                       $492,414       $466,795     $438,565     $342,254     $300,795
Gross profit                                      66,409(3)      60,147       51,232       31,160       26,588
Gross margin                                        13.5%          12.9%        11.7%         9.1%         8.8%
Operating income                                  34,428(3)      36,393       30,769       15,614       13,507
Operating margin                                     7.0%           7.8%         7.0%         4.6%         4.5%
Net income                                        20,311(3)      22,937       18,893        8,350        7,073
Earnings per share (diluted) (2)                $   1.10(3)    $   1.27     $   1.08     $   0.52     $   0.45

Cash Flow Statement Data
------------------------
Cash flows provided by
     operations                                 $ 15,157       $ 29,843     $ 18,347     $ 28,947     $  4,845
Capital equipment additions                       18,196         11,997       13,488        5,636        3,291

Balance Sheet Data
------------------
Working capital                                 $110,411       $ 91,159     $ 70,544     $ 55,683     $ 75,374
Total assets                                     229,636        184,354      152,453      122,301      124,345
Long-term debt                                       142          2,587        3,516       16,658       42,955
Stockholders' equity                             146,403        115,863       89,404       53,788       45,826
Return on average assets                             9.8%          13.6%        13.8%         6.8%         5.6%
Return on average equity                            15.5%          22.3%        26.4%        16.8%        17.0%
Inventory turnover ratio                            6.2x           7.1x         6.6x         5.6x         4.8x

---------
(1) As a result of the merger with SeaMED, the historical results have been restated utilizing the pooling of interests method of accounting. See Notes 1 and 8 in the Notes to Consolidated Financial Statements.

(2) All share and per share information reported throughout this annual report on Form 10-K has been restated (except where noted) to give effect to the Company's two-for-one stock split effective August 25, 1997.

(3) In connection with the acquisition of SeaMED Corporation, the Company recorded merger and other one-time related charges of $7.7 million ($6.0 million after-tax). Excluding this charge, gross profit was $68.6 million (13.9% of net sales), and operating income was $42.1 million (8.6% of net sales). Net income excluding this charge was $26.3 million (5.3% of net sales), and diluted earnings per share was $1.42.

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

GENERAL

         Plexus Corp. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Neenah, Wisconsin. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., Plexus Electronic Assembly Corporation, and SeaMED Corporation, the Company provides product realization services to original equipment manufacturers in the medical, computer (primarily mainframes, servers and peripherals), industrial, networking, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support.

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

         Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devises. Over the past three to six months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW fibers), has tightened from recent periods. This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits form our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. In order to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers. As a result, the Company's sales and profitability can be affected from period to period.

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In fiscal 1999, approximately 4 percent of the Company's total sales were foreign. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

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

         The Company believes that its growth has been achieved in significant part by its approach to partnering with customers mainly through its product design and development services. Approximately 20 percent of the Company's contract manufacturing sales are a direct result of these services. The Company intends to continue to leverage this aspect of its product design and development services for continued growth in contract manufacturing revenues. Currently, the design and development services are less than 10 percent of total sales. In order to achieve expanded sales growth, the Company must continue to generate additional sales from existing customers from both current and future programs, and must successfully market to new customers. The Company must also successfully integrate and leverage its new regional product design centers in North Carolina, Colorado and Washington into this strategy. In addition, the Company must continue to attract and retain top quality product development engineers in order to continue to expand its design and development services. Because of these and other factors, there can be no assurance that the Company's historic growth rate or profitability levels will continue.

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

         The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers. Geographical expansion and growth by acquisition can have an effect on the Company's operations. In addition, should the Company determine to expand internationally, that foreign expansion could create additional integration issues as a result of differences in foreign laws and customs, as well as distance and other factors affecting international trade. The successful integration and operation of an acquired business, including SeaMED and the Chicago, Illinois area facility, will require communication and cooperation among key managers, along with the transition of customer relationships. Acquisitions also involve risks including the retention of key personnel and customers, the integration of information systems and purchasing operations, the management of an increasingly larger and more geographically dispersed business, and the diversion of management's attention from other ongoing business concerns. In addition, while the Company anticipates cost savings, operating efficiencies and other synergies as a result of its acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. The Company cannot assure that it will successfully accomplish those actions as rapidly as expected. Also, the Company cannot assure the extent to which it will achieve cost savings and efficiencies in any transaction or expansion. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company, including that of SeaMED and the Chicago, Illinois area facility, will enhance the Company's business.

         The acquisition of new operations can introduce new types of risks to the Company's business. For example, additional risk factors specific to SeaMED's business and its operations include financing issues associated with SeaMED's emerging medical customers, Food and Drug Administration (FDA) requirements associated with Class III and pre-market approval (PMA) medical devices designed and manufactured by SeaMED, and the uncertainty of third party reimbursement such as Medicare, private health insurance companies or health maintenance organizations by SeaMED's customers for the cost of their products.

         The Company operates in a highly competitive industry. The Company faces competition from a number of domestic and foreign electronic manufacturing services companies, some with financial and manufacturing resources significantly greater than the Company's. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to remain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

         Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to integrate and extract value from acquired operations, the Company's ability to secure new customers and maintain its current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the risk of customer delays or cancellations in both on-going and new programs, the effect of start-up costs related to new programs and facilities, year 2000 compliance issues (including those discussed below), the overall economic conditions, the impact of increased competition and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

MERGER AND ACQUISITION

         On July 23, 1999, Plexus acquired SeaMED through issuance of approximately 2.27 million shares of its common stock in exchange for all outstanding common stock of SeaMED. SeaMED stock options outstanding, as of the merger date, were exchanged for options to acquire approximately 171,764 shares of Plexus common stock at the same time. SeaMED is a provider of engineering and manufacturing services, coupled with regulatory expertise, of advanced medical instruments for medical technology companies. All merger costs and other one-time expenses related to the SeaMED merger have been expensed as required under the pooling of interests method of accounting. Certain merger-related costs, which included charges related to obsolete inventories and a loss on an engineering contract, have been included in cost of sales in the consolidated statement of operations. All such costs and expenses amounted to $6.0 million after income taxes in fiscal 1999 and are reflected in the financial statements as follows (in thousands):

         Cost of sales                                        $ 2,177
         Plant closing, relocation and severance                  981
         Merger costs                                           4,557
                                                              -------
                                                                7,715
         Less: income tax benefit                               1,684
                                                              -------
         Net merger and other one-time charges                $ 6,031
                                                              =======

         The consolidated financial statements have been prepared following the pooling of interests method of accounting for the merger and therefore reflect the combined financial position, operating results and cash flows of the two companies for all periods presented. SeaMED had a June 30 fiscal year end. Prior to fiscal 1999, the combined financial statements reflect Plexus' September 30 financial position and results and SeaMED's June 30 financial position and results. For fiscal 1999, the combined financial statements reflect the October 1, 1998 through September 30, 1999 period for both companies. SeaMED's results of operations and cash flows from July 1, 1998 to September 30, 1998, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1999 consolidated statements of stockholders' equity and cash flows. Net sales and net income for SeaMED for the excluded period from July 1, 1998 to September 30, 1998 were $19.4 million and $1.3 million, respectively.

         On September 1, 1999, Plexus Corp. purchased certain printed circuit board assembly manufacturing assets in the Chicago, Illinois area from an unrelated party. The manufacturing assets which consisted principally of equipment and inventories were purchased at approximately fair market value. The Company also leases a portion of a manufacturing facility owned by the unrelated party which houses the printed circuit board operations. The Company has agreed to acquire certain other assets from the same unrelated party in fiscal 2000. The total purchase price of the net assets acquired in fiscal 1999 and to be acquired in fiscal 2000 is not material to the assets or stockholders' equity of the Company. Pro forma statements of operations for fiscal 1999 and 1998 reflecting this acquisition are not shown as they would not differ materially from the reported results.

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

         The Company has developed a Year 2000 compliance strategy and methodology to assure the Company can continue to provide engineering and manufacturing services in the year 2000 and beyond. All mission critical issues have met internal documentation, compliancy and testing, including the Company's A/S400 hardware and software system, which handles virtually all production data processing and accounting.

         The Company's Year 2000 strategy has defined focus teams responsible for information systems including hardware and software; production and facility equipment and systems; test equipment and software; engineering development systems; component and inventory issues; customer and supplier issues; and third party agents and extended enterprises. Each team completed four phases to assure Year 2000 compliance which included a complete inventory and risk assessment of items or issues (risk assessment defined as mission critical, non mission critical, or not date sensitive); a strategy plan including contingencies or remediation; the actual conversion or remediation including testing and documentation; and compliancy approval.

         By July 1999, the Company had substantially completed an internal inventory and risk assessment, remediation and testing of all other mission critical internal systems including: hardware, software, production and facility equipment, test equipment and software, engineering development systems, and embedded chips in components and inventory. The Company inventoried every significant supplier of goods and services, and considered the potential impact of Year 2000 compliance on the Company and its customers. In addition, the Company has evaluated and audited the key suppliers' response to our mailing surveys. A complete review and test of EDI linkages and data transmission for its customers and suppliers was also completed.

         The Company has established contingency plans to address and prioritize business recovery and resumption activities of critical functions should unexpected failure occur. The plan will continue to be updated and exercised regularly to ensure the ability to meet our customers' requirements, to minimize financial hardship, or to meet legal obligations.

         The costs to date associated with the Company's Year 2000 compliancy plan have been mostly current internal labor expenses and were not material to the Company's results. Future compliancy costs have not been determined, but are not expected to be material. Other non-Year 2000 efforts have not been materially delayed or impacted by Year 2000 compliancy plan initiatives. There can be no assurance that these estimates of future costs will prove to be accurate and actual results could differ materially from those currently anticipated.

         The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. The most reasonably likely worst case scenario could cause a production shut down in one or more facilities. The Company would rely on its' standard disaster recovery plan and Year 2000 contingency plans for such occurrence. Although the plans would seek to quickly restart or shift production, such an outage could at least temporarily affect production, sales and the results of operations. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations, liquidity and financial condition. Additionally, there can be no assurance that potential future costs of defending and resolving claims will not have a material adverse impact on the Company's results of operations, liquidity and financial condition.

RESULTS OF OPERATIONS

Net Sales

         In fiscal 1999, net sales were $492 million, an increase of $25 million, or 5 percent, over the previous year. Net sales in fiscal 1998 were $467 million, an increase of $28 million, or 6 percent, over fiscal 1997.

         For fiscal 1999, unit volume sales were strong; however, sales growth was impacted by industry-wide pressure on average selling prices, component prices, and on the Company's continued focus to move toward higher technology business. These factors are expected to continue. In addition, sales by SeaMED decreased approximately $8 million from fiscal 1998 levels. Although there can be no assurances, the Company presently anticipates sales volume to increase, subject to the development and timing of new customers, new programs and future acquisitions.

         Sales for fiscal 1998 increased due to the addition of new programs and new customers, primarily Lucent Technologies Inc. ("Lucent", previously Ascend Communications, Inc.). Sales to Lucent exceeded 10% of total sales for the second half of fiscal 1998. This increase was offset by several factors including (1) the decision by certain customers to transition manufacturing into their own in-house manufacturing facilities, primarily Motorola, Inc. (2) the Company's decision to exit from certain automotive and other commodity-oriented markets, primarily computer peripherals, whose businesses are no longer compatible with the Company's long-term growth plans, (3) decreasing component pricing with related decreases in average selling prices,
(4) a general weakening of certain markets, primarily industrial-semiconductors, in which the Company operates, and (5) the negative effects of the strong U.S. dollar and the Southeast Asian market's unfavorable economic conditions and the impact of such on a few customers.

         Sales for fiscal 1999 to the industries the Company services remained fairly consistent with fiscal 1998, except for the increase in the networking/telecom industry from 15 percent to 24 percent of total sales which was offset by a decline in the computer industry to 14 percent from 23 percent of total sales. The large increase in the networking/telecom industry was primarily a result of increased sales to Lucent, in fiscal 1999. Sales for fiscal 1999 for the other industries were as follows: Medical 31 percent (29 percent in fiscal 1998), Industrial 23 percent (20 percent in fiscal 1998), Transportation 7 percent (11 percent in fiscal 1998), and

Other 1 percent (2 percent in fiscal 1998). For fiscal 2000, the Company currently expects sales to the networking/telecom industry to continue to grow.

         The Company's largest customers for fiscal 1999 were Lucent (including two subsidiaries or divisions), which accounted for 16 percent of total sales, and General Electric Company (GE) (including up to four subsidiaries or divisions), which accounted for 12 percent of total sales. In fiscal 1998, no customers accounted for more than 10 percent of the Company's total sales. In fiscal 1997, GE and International Business Machines Corporation (IBM) (including up to six subsidiaries or divisions), accounted for 11 percent and 10 percent of total sales, respectively. The Company is dedicated to diversifying its customer base and decrease its dependence on any particular customer or customers. The Company believes each division or subsidiary of these customers contracts independently of the other divisions or subsidiaries. Currently the Company expects sales from Lucent to grow and from GE to remain steady in fiscal 2000, although these amounts are subject to future orders and may vary from the Company's expectations.

         Sales to the Company's ten largest customers accounted for 61 percent of total revenues in each of the fiscal years 1999, 1998, and 1997. While the Company expects similar results for the total percent of sales accounted for by the ten largest customers, the continuation of a diversified customer base is expected to change the customer mix. The Company remains dependent upon continued sales to Lucent, GE, and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

Gross Profit

         Gross profit of $66.4 million increased by $6.3 million, or 10 percent, in fiscal 1999 compared to fiscal 1998, and by $8.9 million, or 17 percent, during fiscal 1998 compared to fiscal 1997. The gross margin increased to 13.5 percent in fiscal 1999. Excluding the one-time SeaMED merger-related charges of $2.2 million related to the write down of obsolete inventory and a loss on an engineering contract, the fiscal 1999 gross profit and margin was $68.6 million, or 13.9 percent, respectively. In fiscal 1998 and 1997, the gross profit and margin were $60.1 million, or 12.9 percent, and $51.2 million, or 11.7 percent, respectively.

         The continued improvement in gross margin in fiscal 1999 compared to fiscal 1998 and fiscal 1997 reflects the Company's focus on business mix, leading-technology products and markets, and continued operating efficiencies which were partially offset by increased costs for expansion of engineering and technical manufacturing capabilities to meet customer demands.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of other factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. The acquisition of SeaMED has initially reduced gross margins and is expected to continue to have that effect until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

Operating Expenses

         Selling and administrative (S&A) expenses increased to $26.4 million in fiscal 1999, compared to $23.8 million in fiscal 1998, and $20.5 million in fiscal 1997. As a percentage of sales, S&A expenses were 5.4 percent, 5.1 percent and 4.7 percent in fiscal 1999, 1998 and 1997, respectively. The increase in S&A expenses was mainly attributable to increased engineering, sales and marketing, and information systems support. The Company anticipates future S&A expenses will increase in absolute dollars but should remain around
5.0 percent of sales, as the Company builds the infrastructure necessary to integrate SeaMED, as well as to continue to support the Company's growth.

         In fiscal 1999, the Company also had one-time merger costs of $4.6 million and other one-time merger-related charges (primarily for plant closings, relocation and severance) of $1.0 million, associated with the acquisition of SeaMED.

Other Income (Expense)

         Interest expense was $0.3 million in fiscal 1999, compared to $0.1 million in fiscal 1998 and $1.0 million in fiscal 1997. The decrease in interest expense levels is primarily due to reduced borrowings required to support working capital and the payment of SeaMED's outstanding bank debt upon its acquisition by the Company. See "Liquidity and Capital Resources." As a result of investing excess cash, interest income and gains on investments was $2.0 million in fiscal 1999, compared to $0.8 million and $0.4 million in fiscal 1998 and 1997, respectively. Other miscellaneous income in fiscal 1997 included approximately $0.6 million in gains from the buyout and sale of certain leased manufacturing equipment.

Income Taxes

         Income taxes increased to $15.8 million in fiscal 1999, from $14.3 million in fiscal 1998, and $12.0 million in fiscal 1997, as a result of increased earnings. The Company's effective income tax rate for fiscal 1999 increased as a result of non-tax deductible merger expenses. Excluding these one-time expenses the effective tax rate has remained constant at rates between 38 percent to 40 percent in fiscal 1999, 1998, and 1997. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities were $15.2 million in fiscal 1999, compared to $29.8 million in fiscal 1998. Cash from operations in fiscal 1999 was provided primarily by net profits and an increase in accounts payable, offset by increases in inventory and accounts receivable. Inventory turnover was 6.2 turns as of September 30, 1999, reduced from 7.1 turns as of September 30, 1998, primarily as a result of the Company providing a vendor managed inventory program for a large customer beginning in the fourth quarter of fiscal 1999, which was also primarily responsible for the significant increase in inventory for fiscal 1999.

         Cash flows used in investing activities, includes net purchases or (net sales and maturities) of short-term investments during fiscal 1999, 1998 and 1997 of $11.7 million, ($0.7) million and $6.2 million, respectively. Investing activities also includes capital additions of $18.2 million, which includes the Chicago, Illinois area manufacturing equipment, for fiscal 1999 were primarily concentrated in surface mount assembly equipment, engineering workstations and related software, and management information systems hardware and software. Payments for property, plant and equipment for fiscal 1998 and 1997 were $12.0 million and $13.5 million, respectively. These acquisitions were financed from working capital.

         In fiscal 1999, the Company obtained approximately $9 million in net capital as a result of stock option exercises and related tax benefit, which was offset by the payoff of SeaMED loans following the merger. The Company had maintained a stock buy-back program, which was rescinded in March 1999 in contemplation of the acquisition of SeaMED. Prior to rescinding the plan, the Company had purchased 246,200 shares for $4.6 million.
All such shares have been reissued.

         The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. The Company estimates capital expenditures for fiscal 2000 to be approximately $25 million, including the expansion to the Neenah, Wisconsin engineering facility currently in progress. The Company expects to fund these additions through current cash and short-term investments, cash flows from operations and the revolving credit agreement. If the Company were to determine to make an acquisition or a more significant expansion, additional resources could be required.

         An 110,000-square-foot manufacturing facility located in Green Bay, Wisconsin, began production in April 1997. Annual lease payments by the Company for the building and the equipment are based on the profitability of the facility pursuant to a formula defined in the lease agreement. There are no required minimum lease payments, although it involves a sharing of potential future profits (if any) from the facility. The Company is a defendant in litigation relating to this lease filed by an affiliate of the facility owner. The suit claims that the Company misrepresented the potential profitability of the facility, and seeks damages. The Company believes that the claims are without merit, and is defending the action vigorously. However, negative developments in this litigation could adversely affect the Company's operations and the results thereof.

         There have been no borrowings under the Company's revolving credit agreement since October 1, 1997 and the Company paid SeaMED's outstanding bank debt upon the SeaMED merger. The ratio of total debt-to-equity as of September 30, 1999 and 1998, was 0.6 to 1.

         Working capital was $110.4 million at September 30, 1999 and $91.2 million at September 30, 1998. The Company's future needs for financial resources include increases in working capital to support anticipated sales growth and investment in manufacturing and engineering facilities and equipment. However, because of the dynamics of the Company's industry, the exact timing and amount of these increases cannot be determined. Currently, the Company anticipates incurring future facility related expenditures in connection with the expansion of its engineering headquarters in Neenah, Wisconsin. The Company also intends to actively evaluate geographical expansion and growth by acquisition.

         The Company believes that its $40 million long-term revolving credit agreement, leasing capabilities, cash and short-term investments and projected cash from operations will be sufficient to meet its working capital and capital requirements through fiscal 2000 and the foreseeable future. While there can be no assurance that future financing will be available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities to finance future acquisitions. Debt financing may require the Company to pledge assets as collateral and comply with certain financial ratios and covenants. Equity financing may result in dilution to stockholders.

         The Company has not paid dividends on its common stock, but has reinvested its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future.

NEW ACCOUNTING PRINCIPLES

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment of computer software costs depending upon the type of costs incurred. This SOP is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe the adoption of this SOP will have a significant impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion about the Company's risk-management activities may include forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those discussed.

         The Company has financial instruments, including cash equivalents, short-term investments and long-term debt arrangements, which are sensitive to changes in interest rates. The Company currently does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term maturities (from one day to less than one year) of its cash equivalents and short-term investments, and immaterial amount of long-term debt outstanding. The Company invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer.

         The Company's only material interest rate risk associated with its outstanding debt in fiscal 1999 related to a variable rate note of SeaMED (with which the Company acquired in fiscal 1999). Such debt was paid in full at the time of the acquisition. The Company's financing arrangements in place at September 30, 1999, subject it to future interest rate risk, as such arrangements include provisions for variable interest rates which would be based upon market conditions at the time the funds are borrowed. See Note 4 of Notes to Consolidated Financial Statements, included in Item 8 below, for further information of the Company's financing arrangements.

         The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent fiscal year September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See following "List of Financial Statements and Financial Statement Schedules", and accompanying reports, statements and schedules, which follow beginning on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors: in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders" ("2000 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the paragraph under "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Incorporated herein by reference to "Certain Transactions" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed:

         1. and 2. Financial Statements and Financial Statement
                   Schedules. See following list of Financial Statements and Financial Statement Schedules, on page 17 which is incorporated herein by reference.

                3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

(b)      Reports on Form 8-K.

         The Company filed a Report on Form 8-K dated July 23, 1999, related to the Company's acquisition of SeaMED Corporation on that date. This report was amended on October 4, 1999. The report incorporated by reference the following financial statements:

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

         Amendment No. 1 to the report added a supplemental Plexus unaudited condensed pro forma statement of income for the six months ended March 31, 1999. The supplemental statement combined Plexus and SeaMED financial information using the methodology which Plexus subsequently used when it restated its financial statements for the acquisition, rather than a different method used in the previous pro forma statements. The Amendment also included certain unaudited summary financial information of SeaMED for the fiscal period ended June 30, 1999.

                               PLEXUS CORP. 10-K
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                               SEPTEMBER 30, 1999


                                    CONTENTS

                                                                                      Pages
                                                                                      -----

Report of Independent Accountants                                                       18

Consolidated Financial Statements:

         Consolidated Statements of Operations for the three years ended
         September 30, 1999, 1998 and 1997                                              19

         Consolidated Balance Sheets as of September 30, 1999 and 1998                  20

         Consolidated Statements of Stockholders' Equity for the three years
         ended September 30, 1999, 1998 and 1997                                        21

         Consolidated Statements of Cash Flows for the three years ended
         September 30, 1999, 1998 and 1997                                              22

         Notes to Consolidated Financial Statements                               23 to 31


Financial Statement Schedules:

         Report of Independent Accountants                                              32

         Schedule II - Valuation and Qualifying Accounts                                33


Report of Ernst & Young, LLP, Independent Auditors (for SeaMED Corporation)             34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
   Board of Directors
   Plexus Corp.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Plexus Corp. and subsidiaries at September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of SeaMED Corporation on July 23, 1999 in a transaction accounted for as a pooling of interests, as described in notes 1 and 8 of notes to consolidated financial statements. We did not audit the financial statements of SeaMED Corporation, which statements reflect, after restatement for certain adjustments as explained in note 8 of notes to consolidated financial statements, total assets of $42.9 million as of June 30, 1998 and total revenues of $70.0 million and $52.1 million for the years ended June 30, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for SeaMED Corporation is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 1999

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 1999, 1998 and 1997
(in thousands, except per share data)

                                                       1999           1998           1997
                                                    ----------     ----------     ----------

Net sales                                           $  492,414     $  466,795     $  438,565
Cost of sales                                          426,005        406,648        387,333
                                                    ----------     ----------     ----------

            Gross profit                                66,409         60,147         51,232

Operating expenses:

    Selling and administrative expenses                 26,443         23,754         20,463
    Plant closing, relocation and severance                981             --             --
    Merger costs                                         4,557             --             --
                                                    ----------     ----------     ----------
                                                        31,981         23,754         20,463
                                                    ----------     ----------     ----------

            Operating income                            36,393         30,769
                                                                                      34,428

Other income (expense):
    Interest expense                                      (274)           (86)        (1,014)
    Miscellaneous                                        1,995            975          1,160
                                                    ----------     ----------     ----------

            Income before income taxes                  36,149         37,282         30,915


Income taxes                                            15,838         14,345         12,022
                                                    ----------     ----------     ----------

            Net income                              $   20,311     $   22,937     $   18,893
                                                    ==========     ==========     ==========


Earnings per share:
     Basic                                          $     1.17     $     1.36     $     1.21
                                                    ==========     ==========     ==========
     Diluted                                        $     1.10     $     1.27     $     1.08
                                                    ==========     ==========     ==========


Weighted average shares outstanding:
     Basic                                              17,323         16,844         15,366
     Diluted                                            18,510         18,098         17,558



         The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of September 30, 1999 and 1998
(in thousands except per share data)

                                    ASSETS                                               1999            1998
                                                                                      ----------      ----------
Current assets:
        Cash and cash equivalents                                                     $   15,906      $   24,106
        Short-term investments                                                            17,224           5,517
        Accounts receivable, net of allowance of $773 and $1,011, respectively            69,318          61,622
        Inventories                                                                       79,017          57,321
        Deferred income taxes                                                              6,370           5,077
        Prepaid expenses and other                                                         3,562           2,201
                                                                                      ----------      ----------

                       Total current assets                                              191,397         155,844

Property, plant and equipment, net                                                        35,868          26,517
Other                                                                                      2,371           1,993
                                                                                      ----------      ----------

                       Total assets                                                   $  229,636      $  184,354
                                                                                      ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                                             $       10      $      672
        Accounts payable                                                                  55,928          41,272
        Customer deposits                                                                  8,650           6,635
        Accrued liabilities:
             Salaries and wages                                                            9,820           8,447
             Other                                                                         6,578           7,659
                                                                                      ----------      ----------

                       Total current liabilities                                          80,986          64,685

Long-term debt                                                                               142           2,587
Deferred income taxes                                                                        215             700
Other liabilities                                                                          1,890             519

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, none issued
        or outstanding                                                                        --              --
    Common stock, $.01 par value, 60,000 shares authorized,
        17,545 and 17,016 issued, respectively                                               175             170
    Additional paid-in capital                                                            51,425          42,478
    Note receivable, officer                                                                  --             (75)
    Retained earnings                                                                     94,803          73,795
    Treasury stock, at cost, 0 and 29 shares, respectively                                    --            (505)
                                                                                      ----------      ----------
                                                                                         146,403         115,863
                                                                                      ----------      ----------

                       Total liabilities and stockholders' equity                     $  229,636      $  184,354
                                                                                      ==========      ==========





       The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1999, 1998 and 1997
(in thousands)

                                                     Common Stock     Additional     Note                     Treasury Stock
                                                 -------------------    Paid-In   Receivable   Retained    --------------------
                                                  Shares     Amount     Capital     Officer    Earnings     Shares      Amount
                                                 --------   --------  ----------  ----------   --------    --------    --------

Balances, October 1, 1996, as previously
     reported                                       6,501   $     65   $ 14,253    $     --    $ 33,699          --    $     --

Restatement for pooling of interests with
     SeaMED                                           134          1        886         (75)       (320)         --          --
                                                 --------   --------   --------    --------    --------    --------    --------

BALANCES AT OCTOBER 1, 1996, RESTATED               6,635         66     15,139         (75)     33,379          --          --
SeaMED initial public offering                        306          3     14,820          --          --          --          --
Exercise of stock options,
     including tax benefits                           372          3      3,999          --          --          --          --
Preferred stock dividends                              --         --     (1,765)         --        (338)         --          --
Plexus preferred stock conversion                      --
     (Series A)                                       554          6         (6)         --          --          --          --
SeaMED preferred stock conversion
     (Class A, B, C and D)                            587          6      5,274          --          --          --          --
Two-for-one common stock split                      8,391         84        (84)         --          --          --          --
Net income                                             --         --         --          --      18,893          --          --
                                                 --------   --------   --------    --------    --------    --------    --------

BALANCES, SEPTEMBER 30, 1997                       16,845        168     37,377         (75)     51,934          --          --
Treasury stock purchased                               --         --         --          --          --        (214)     (3,442)

Exercise of stock options,
     including tax benefits                           160          2      5,101          --      (1,024)        132       2,059
Common stock warrants issued                           11         --         --          --          --          --          --
Other treasury stock issuances                         --         --         --          --         (52)         53         878
Net income                                             --         --         --          --      22,937          --          --
                                                 --------   --------   --------    --------    --------    --------    --------

BALANCES, SEPTEMBER 30, 1998                       17,016        170     42,478         (75)     73,795         (29)       (505)
Effect of SeaMED excluded period                       --         --         16          --       1,271          --          --
Treasury stock purchased                               --         --         --          --          --         (32)     (1,160)
Exercise of stock options,
      including tax benefit                           529          5      8,931          --        (574)         61       1,665

Payment of note receivable officer                     --         --         --          75          --          --          --
Net income
                                                       --         --         --          --      20,311          --          --
                                                 --------   --------   --------    --------    --------    --------    --------

BALANCES, SEPTEMBER 30, 1999                     $ 17,545   $    175   $ 51,425    $     --    $ 94,803          --    $     --
                                                 ========   ========   ========    ========    ========    ========    ========






       The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1999, 1998 and 1997
(in thousands)

                                                                   1999           1998           1997
                                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $   20,311     $   22,937     $   18,893
   Adjustments to reconcile net income to net cash flows
         from operating activities:
      Depreciation and amortization                                  9,993          8,372          5,561
      Provision for inventories and accounts
         receivable allowances                                       3,330          4,092          4,911
      Deferred income taxes                                         (1,778)        (1,609)        (1,049)
      Non-operating gains                                               --             --           (620)
      Changes in assets and liabilities:
         Accounts receivable                                        (8,842)        (5,547)       (15,477)
         Inventories                                               (25,270)        (3,411)        (2,376)
         Prepaid expenses and other                                 (1,089)        (1,283)           230
         Accounts payable                                           15,569          3,690          7,136
         Customer deposits                                           1,838          2,466         (5,119)
         Accrued liabilities                                           869          1,207          6,318
         Other                                                         226         (1,071)           (61)
                                                                ----------     ----------     ----------
                 Cash flows provided by
                       operating activities                         15,157         29,843         18,347
                                                                ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                            (244,449)        (6,632)        (7,873)
   Sales and maturities of short-term investments                  232,742          7,319          1,669
   Payments for property, plant and equipment                      (18,196)       (11,997)       (13,488)
   Proceeds on sale of property, plant and equipment                   213            114            724
                                                                ----------     ----------     ----------
                 Cash flows used in
                       investing activities                        (29,690)       (11,196)       (18,968)
                                                                ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                   --          3,125         96,442
   Payments on debt                                                 (4,561)        (4,664)      (110,644)
   Proceeds from exercise of stock options,
      including tax benefit                                          8,936          4,217          3,555
   Issuances of common stock                                            --            671         15,212
   Treasury stock purchased                                         (1,160)        (3,442)            --
   Treasury stock reissued                                           1,091          1,861             --
   Payments of preferred stock dividends                                --             --         (2,103)
                                                                ----------     ----------     ----------
                 Cash flows provided by
                       financing activities                          4,306          1,768          2,462
                                                                ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents               (10,227)        20,415          1,841
Cash and cash equivalents, beginning of year                        24,106          3,691          1,850
Effect of SeaMED excluded period                                     2,027             --             --
                                                                ----------     ----------     ----------
Cash and cash equivalents, end of year                          $   15,906     $   24,106     $    3,691
                                                                ==========     ==========     ==========




       The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Plexus Corp. provides product realization services to original equipment manufacturers (OEMs) in the medical, computer (primarily mainframes, servers and peripherals), industrial, networking, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design services, material procurement and management, prototyping, manufacturing and assembly, functional and in-circuit testing, final system box build, distribution and after-market support.

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

         As described more fully in note 8 - "Merger and Acquisition," on July 23, 1999, SeaMED Corporation ("SeaMED"), a public company, was merged into Plexus. The consolidated financial statements have been prepared following the pooling of interests method of accounting for the merger and therefore reflect the combined financial position, operating results and cash flows of the two companies for all periods presented. SeaMED had a June 30 fiscal year end. Prior to fiscal 1999, the combined financial statements reflect Plexus' September 30 financial position and results and SeaMED's June 30 financial position and results. For fiscal 1999, the combined financial statements reflect the October 1, 1998 through September 30, 1999 period for both companies. SeaMED's results of operations and cash flows from July 1, 1998 to September 30, 1998, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1999 consolidated statements of stockholders' equity and cash flows. Net sales and net income for SeaMED for the excluded period from July 1, 1998 to September 30, 1998 were $19.4 million and $1.3 million, respectively.

         Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments are investment-grade short-term debt instruments with original maturities greater than three months. Short-term investments are generally comprised of securities with contractual maturities greater than one year but with optional or early redemption provisions within one year.

         Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or losses, net of related tax effect. At September 30, 1999, 1998 and 1997, such unrealized gains and losses were not material. In addition, there were no realized gains or losses in fiscal 1999, 1998 and 1997.

         Short-term investments as of September 30, 1999 and 1998 consist of (in thousands):

                                                                      1999          1998
                                                                    --------      --------
                U.S. government and agency securities               $     --      $  5,517
                State and municipal securities                        13,675            --
                U.S. corporate and bank debt                           8,932            --
                Other                                                  2,000            --
                                                                    --------      --------
                                                                    $ 24,607      $  5,517
                                                                    ========      ========

         Approximately $7.4 million and $0 of the total short-term investments as of September 30 1999 and 1998, respectively, are included in cash and cash equivalents.

         Inventories: Inventories are valued primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

                           Buildings and improvements         18-40 years
                           Machinery and equipment            3-10 years

         Revenue Recognition: Revenue is recognized primarily when products are shipped. Revenue and profit relating to product design and development contracts, which are short-term in duration, usually less than three months, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from design and development contracts is less than 10% of total revenue in fiscal 1999, 1998, and 1997. Progress towards completion of product design and development contracts is based on units of work for labor content and cost for component content.

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

         New Accounting Pronouncements: In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which specifies the accounting treatment of computer software costs depending upon the type of costs incurred. This SOP is effective for the Company's fiscal year 2000 financial statements and restatement of prior years will not be required. The Company does not believe the adoption of this SOP will have a significant impact on its financial position or results of operations.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments: Cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

         Business and Credit Concentrations: Financial instruments that potentially subject Plexus to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. Plexus' cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in
         Note 11. Plexus at times requires advanced cash deposits for sales. The Company also closely monitors extensions of credit and has not experienced significant credit losses in the past.

         Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1999 presentation.

2.       INVENTORIES

         Inventories as of September 30, 1999 and 1998 consist of (in thousands):

                                                        1999          1998
                                                      --------      --------
                Assembly parts                        $ 40,616      $ 34,965
                Work-in-process                         27,145        21,306
                Finished goods                          11,256         1,050
                                                      --------      --------
                                                      $ 79,017      $ 57,321
                                                      ========      ========

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of September 30, 1999 and 1998 consist of (in thousands):

                                                              1999          1998
                                                            --------      --------
                Land, buildings and improvements            $ 12,009      $ 10,792
                Machinery and equipment                       68,021        51,965
                                                            --------      --------
                                                              80,030        62,757
                Less accumulated depreciation                 44,162        36,240
                                                            --------      --------
                                                            $ 35,868      $ 26,517
                                                            ========      ========

4.       DEBT

         Long-term debt as of September 30, 1999 and 1998 consists of (in thousands):

                                                                             1999          1998
                                                                           --------      --------
         Notes and obligations with a weighted
              average interest rate of 5.0% and 3.2%, respectively         $    152      $    266

         Unsecured subordinated note payable, paid in 1999                       --           493

         Variable rate note payable, collateralized by equipment,
             paid in 1999                                                        --         2,500
                                                                           --------      --------
                                                                                152         3,259

         Less current portion                                                    10           672
                                                                           --------      --------
                                                                           $    142      $  2,587
                                                                           ========      ========


         Revolving Credit Agreement: The Company's revolving credit agreement provides for maximum borrowings of $40 million with all or a portion of the principal bearing interest at a LIBOR based or a prime based interest rate as elected by the Company. These rates are LIBOR plus 0.875% and prime less 0.25%. The credit agreement is unsecured and a commitment fee of 0.125% per annum on the unused portion of this agreement is payable quarterly. The agreement matures in July 2003. The revolving credit agreement, as amended, includes covenants which require the maintenance of various debt to net worth ratios. There were no borrowings under this credit agreement at September 30, 1999.

         Variable Rate Note Payable: During fiscal 1998, the Company borrowed $2.5 million against a SeaMED equipment credit facility. Borrowings under this agreement bear interest at LIBOR plus 1.4%. At September 30, 1998, the Company had an interest rate contract with a notional principal amount of $2.5 million that effectively converts the variable rate note payable to a fixed rate of 7.5%. This contract was terminated during 1999 in conjunction with the pay down of the related debt.

         Cash paid for interest in fiscal 1999, 1998 and 1997 was $274,000, $87,000, and $1.2 million, respectively.

5.       INCOME TAXES

         Income tax expense (benefit) for fiscal 1999, 1998 and 1997 consists of (in thousands):

                                                 1999           1998           1997
                                               --------       --------       --------
         Currently payable:
             Federal                           $ 14,465       $ 13,710       $ 11,332
             State                                3,151          2,244          1,739
                                               --------       --------       --------
                                                 17,616         15,954         13,071
                                               --------       --------       --------
         Deferred:
             Federal                             (1,695)        (1,489)          (990)
             State                                  (83)          (120)           (59)
                                               --------       --------       --------
                                                 (1,778)        (1,609)        (1,049)
                                               --------       --------       --------

                                               $ 15,838       $ 14,345       $ 12,022
                                               ========       ========       ========

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the consolidated statements of operations for fiscal 1999, 1998 and 1997:

                                                            1999         1998         1997
                                                           ------       ------       ------
         Federal statutory income tax rate                   35.0%        34.0%        34.0%
         Increase (decrease) resulting from:
            State income taxes, net of Federal
                 income tax benefit                           5.7          3.9          3.7
            Non-deductible merger costs                       3.1           --           --
            Other, net                                         --          0.6          1.2
                                                           ------       ------       ------

            Effective income tax rate                        43.8%        38.5%        38.9%
                                                           ======       ======       ======

         The components of the net deferred income tax asset as of September 30, 1999 and 1998, consist of (in thousands):

                                                       1999           1998
                                                     --------       --------
         Deferred tax assets:
             Inventories                             $  3,455       $  2,448
             Accrued benefits                           1,331          1,450
             Loss carryforwards                           156            154
             Other                                      2,044          1,296
                                                     --------       --------

                                                        6,986          5,348
             Less valuation allowance                     (24)           (21)
                                                     --------       --------


                                                        6,962          5,327
         Deferred tax liabilities:
             Property, plant and equipment                807            950
                                                     --------       --------

         Net deferred income tax asset               $  6,155       $  4,377
                                                     ========       ========


         The Company records a valuation allowance to reflect the estimated amount of deferred income tax assets which relate to income tax loss carryforwards that are not expected to be realized.

         Cash paid for income taxes in fiscal 1999, 1998 and 1997 was $16.3 million, $13.0 million and $13.5 million, respectively.

6.       STOCKHOLDERS' EQUITY

         On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares, or a maximum of $25,000,000, of the Company's common stock on the open market. On March 16, 1999 the Plexus Corp. Board of Directors rescinded the Company's stock buyback program in contemplation of the merger with SeaMED.

         On July 17, 1997, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new stock was issued on August 25, 1997 to holders of record as of August 14, 1997. Share and per share amounts, where required, have been restated to reflect this stock split.

         On February 28, 1997, the holders of the 7,000 shares of issued and outstanding Plexus Corp. Series A Preferred Shares converted all such shares, in accordance with their terms, into a total of 554,454 (pre-split) shares of the Company's common stock. In November 1996, the Class A, B, C and D convertible redeemable preferred stock of SeaMED was converted into a total of 586,806 (pre-split) shares of the Company's common stock. Also issued was a warrant to purchase 15,626 (pre-split) shares of common stock. The warrant was exercised in March 1998 in a non-cash transaction which resulted in the issuance of 11,158 shares.

         In November 1996, SeaMED completed an initial public offering of 305,944 (pre-split) shares of common stock. Net proceeds were $14.8 million (net of offering costs and underwriters discount of $2.0 million). SeaMED used $1.8 million of the proceeds to pay previously undeclared cumulative dividends on its Class A and D convertible redeemable preferred stock.

         Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.       EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                                            September 30,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
         BASIC EARNINGS PER SHARE:
             Net income                                          $ 20,311      $ 22,937      $ 18,893
             Less:  Preferred stock dividends                          --            --           312
                                                                 --------      --------      --------
             Income available to common                          $ 20,311      $ 22,937      $ 18,581
                stockholders                                     ========      ========      ========

             Basic weighted average shares outstanding             17,323        16,844        15,366
                                                                 ========      ========      ========

         BASIC EARNINGS PER SHARE                                $   1.17      $   1.36      $   1.21
                                                                 ========      ========      ========


         DILUTED EARNINGS PER SHARE:
             Net income                                          $ 20,311      $ 22,937      $ 18,893
                                                                 ========      ========      ========

             Weighted average shares outstanding                   17,323        16,844        15,366
               Effect of dilutive securities:
                 Stock options                                      1,187         1,245         1,269
                 Stock warrants                                        --             9             9
                 Convertible preferred stock                           --            --           914
                                                                 --------      --------      --------
             Diluted weighted average shares outstanding           18,510        18,098        17,558
                                                                 ========      ========      ========

         DILUTED EARNINGS PER SHARE                              $   1.10      $   1.27      $   1.08
                                                                 ========      ========      ========

8.       MERGER AND ACQUISITION

         Merger: In July 1999, Plexus acquired SeaMED. Pursuant to the merger agreement, SeaMED stockholders received 0.40 of a share of Plexus common stock for each share of SeaMED common stock. Plexus issued approximately 2.27 million shares of its common stock in exchange for all outstanding common stock of SeaMED. SeaMED stock options outstanding, as of the merger date, were exchanged for options to acquire approximately 171,764 shares of Plexus common stock at the same time. SeaMED is a provider of engineering and manufacturing services, coupled with regulatory expertise, of advanced medical instruments for medical technology companies. All merger costs and other one-time expenses related to the SeaMED merger have been expensed as required under the pooling of interests method of accounting. Certain merger-related costs, which included charges related to obsolete inventories and a loss on an engineering contract, have been included in cost of sales in the consolidated statement of operations. All such costs and expenses amounted to $6.0 million after income taxes in fiscal 1999 and are reflected in the financial statements as follows (in thousands):

         Cost of sales                                         $  2,177
         Plant closing, relocation and severance                    981
         Merger costs                                             4,557
                                                               --------
                                                                  7,715
         Less: income tax benefit                                 1,684
                                                               --------
         Net merger and other one-time charges                 $  6,031
                                                               ========

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are reconciled below (in thousands):

                                                    Nine months ended          September 30,
                                                      June 30, 1999        1998             1997
                                                    -----------------------------------------------
                                                       (unaudited)
         Net sales:
            Plexus                                     $  310,717       $  396,815       $  386,431
            SeaMED                                         49,463           69,980           52,134
                                                       ----------       ----------       ----------

            Combined                                   $  360,180       $  466,795       $  438,565
                                                       ==========       ==========       ==========

         Net income:
            Plexus                                     $   18,228       $   19,235       $   16,400
                                                       ----------       ----------       ----------
            SeaMED:
              As previously reported                       (1,813)           4,139            2,726
              Conforming accounting adjustments               401             (437)            (233)
                                                       ----------       ----------       ----------
                Restated                                   (1,412)           3,702            2,493
                                                       ----------       ----------       ----------
                Restated                               $   16,816       $   22,937       $   18,893
                                                       ==========       ==========       ==========

         The adjustments above conform SeaMED's method of accounting for inventory with that of Plexus, net of related tax effect.

         Acquisition: On September 1, 1999, Plexus Corp. purchased certain printed circuit board assembly manufacturing assets from an unrelated party. The manufacturing assets which consisted principally of equipment and inventories were purchased at approximately fair market value. The Company also leases a portion of a manufacturing facility owned by the unrelated party which houses the printed circuit board operations. The Company has agreed to acquire certain other assets from the same unrelated party in fiscal 2000. The total purchase price of the net assets acquired in fiscal 1999 and to be acquired in fiscal 2000 is not material to the assets or stockholders' equity of the Company. Pro forma statements of operations for fiscal 1999 and 1998 reflecting this acquisition are not shown as they would not differ materially from the reported results.

9.       LEASE COMMITMENTS

         The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2014. Rent expense under all operating leases for fiscal 1999, 1998 and 1997 was approximately $11.3 million, $10.2 million and $11.5 million, respectively. Renewal and purchase options are available on certain of these leases. The sale of equipment obtained through the exercise of the purchase option on certain leases resulted in miscellaneous income of $620,000 in fiscal 1997.

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

         Future minimum annual payments on operating leases are as follows (in thousands):

                                2000            $ 8,437
                                2001              5,632
                                2002              5,037
                                2003              5,001
                                2004              4,823
                                Thereafter       19,702
                                                -------
                                                $48,632
                                                =======

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.      BENEFIT PLANS

         401(k) Savings Plans: The Company's 401(k) savings plans cover substantially all eligible employees. The Company matches employee contributions, based on years of service, up to 2.5% of eligible earnings. The Company's contributions for fiscal 1999, 1998 and 1997 totaled $1.6 million, $1.4 million and $1.2 million, respectively.

         Stock Option Plans: The Company has reserved 6.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 4.1 million shares have been granted. The exercise price of each option granted shall not be less than the fair market value on the date of grant and options vest over a three year period from date of grant. The plan also authorizes the Company to grant 600,000 stock appreciation rights, none of which have been granted.

         In connection with the SeaMED merger occurring in fiscal 1999 (see note 8 - "Merger and Acquisition"), all of the options outstanding under the former SeaMED stock option plans were assumed by the Company and converted into options to purchase shares of the Company's Common Stock on terms adjusted to reflect the Merger exchange ratio. Options to acquire a total of 429,410 SeaMED shares were converted into options to acquire a total of 171,764 Plexus shares. The SeaMED stock option plans are similar to the Plexus plans above and options vest over a four year period from date of grant. These plans have been terminated; however, the outstanding options, as so adjusted, retain all of the rights, terms and conditions of the respective plans under which they were originally granted until their expiration.

         Under a separate plan, each independent outside director is granted 1,500 stock options each December 1, with option pricing similar to the employee plans. These options are fully vested upon grant and can be exercised after a minimum six-month holding period. The 200,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market.

          A summary of the stock option activity follows:

                                                                SHARES       WEIGHTED AVERAGE
                                                            (IN THOUSANDS)    EXERCISE PRICE
                                                            --------------   ----------------
         Options outstanding at October 1, 1996                     2,239       $     6.13

         Granted                                                      698       $    13.84
         Canceled                                                     (34)      $     6.69
         Exercised                                                   (667)      $     5.35
                                                               ----------
         OPTIONS OUTSTANDING AT SEPTEMBER 30, 1997                  2,236       $     8.76

         Granted                                                      406       $    23.60
         Canceled                                                     (43)      $    12.26
         Exercised                                                   (281)      $     6.15
                                                               ----------
         OPTIONS OUTSTANDING AT SEPTEMBER 30, 1998                  2,318       $    11.62

         Effect of SeaMED excluded period                              31       $    46.69
         Granted                                                      490       $    30.58
         Canceled                                                     (82)      $    32.42
         Exercised                                                   (546)      $     7.61
                                                               ----------
         OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999                  2,211       $    16.52
                                                               ==========

         OPTIONS EXERCISABLE AT:
                  SEPTEMBER 30, 1997                                  957       $     6.02
                                                               ==========       ==========
                  SEPTEMBER 30, 1998                                1,250       $     7.40
                                                               ==========       ==========
                  SEPTEMBER 30, 1999                                1,259       $    10.42
                                                               ==========       ==========

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following table summarizes outstanding stock option information at September 30, 1999 (shares in thousands):

                                                                                                              Weighted
           Range of           Number         Weighted Average      Weighted Average          Number            Average
       Exercise Prices     Outstanding       Exercise Price        Remaining Life          Exercisable      Exercise Price
      ----------------     -----------       ----------------      ----------------        -----------      --------------
       $ 1.25 - $ 7.50          704             $ 6.14                5.6 years                  700            $ 6.14
       $ 8.30 - $12.50          605             $11.81                6.8 years                  397            $11.55
       $18.50 - $29.00          365             $21.33                8.3 years                  121            $21.38
       $29.50 - $45.00          537             $32.17                8.8 years                   41            $40.29

       $ 1.25 - $45.00        2,211             $16.52                7.2 YEARS                1,259            $10.42

         The Company has elected to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option plans has been recognized in the consolidated statements of operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, the Company's net income for fiscal 1999, 1998 and 1997 would have been reduced by approximately $2.8 million, $2.9 million and $1.5 million, respectively. Basic earnings per share would have been reduced by $0.16, $0.17 and $0.10 in fiscal 1999, 1998 and 1997, respectively.
         These pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995 were considered.

         The weighted average fair value of options granted per share during fiscal 1999, 1998 and 1997 is $16.82, $13.21, $6.62, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes prorated straight line option-pricing method with the following assumption ranges: 45% to 61% volatility, risk free interest rates ranging from 4.1% to 6.6%, expected option life of 4.5 to 6.0 years, and no expected dividends.

         Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled $361,000, $343,000 and $315,000 in fiscal 1999, 1998, and 1997, respectively.

         Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

11.      BUSINESS SEGMENT AND MAJOR CUSTOMERS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" in fiscal 1999. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic area and major customers.

         The Company and its subsidiaries operate in one business segment, the production and sale of electronic products including the designing, manufacturing, programming and testing of computerized electronic assemblies. Additionally all of the Company's operations are located in the United States.

         The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 1999, 1998 and 1997:

                                                                 1999         1998         1997
                                                               --------     --------     --------
             Lucent Technologies Inc.                               16%          *            *
             General Electric Company                               12%          *           11%
             International Business Machines Corporation             *           *           10%

                       (* represents sales less than 10%)

         Accounts receivable related to Lucent and General Electric represent 14% and 7%, respectively, of the Company's trade accounts receivable as of September 30, 1999.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for fiscal 1999 and 1998 consists of (in thousands, except per share amounts):

                                         First        Second         Third        Fourth
                  1999                  Quarter       Quarter       Quarter       Quarter       Total
         ------------------------      --------      --------      --------      --------      --------
         Net sales                     $120,585      $119,165      $120,430      $132,234      $492,414
         Gross profit                    16,904        16,828        13,714        18,963        66,409
         Net income                       6,825         6,265         3,726         3,495        20,311
         Earnings per share
              Basic                    $   0.40      $   0.36      $   0.21      $   0.20      $   1.17
              Diluted                  $   0.37      $   0.34      $   0.20      $   0.19      $   1.10

                                         First        Second         Third        Fourth
                  1998                  Quarter       Quarter       Quarter       Quarter       Total
         ------------------------      --------      --------      --------      --------      --------

         Net sales                     $111,935      $113,948      $116,827      $124,085      $466,795
         Gross profit                    12,426        14,104        15,870        17,747        60,147
         Net income                       4,462         5,128         6,207         7,140        22,937
         Earnings per share
              Basic                    $   0.26      $   0.30      $   0.37      $   0.42      $   1.36
              Diluted                  $   0.24      $   0.29      $   0.34      $   0.40      $   1.27

         Earnings per share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts due to rounding.

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and
   Board of Directors
   Plexus Corp.:

Our audits of the consolidated financial statements of Plexus Corp. and subsidiaries referred to in our report dated October 26, 1999 (which is included on page 18 of the Form 10-K) also included an audit of the financial schedules listed in the index on page 17 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 1999

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 1999, 1998 and 1997
(in thousands)

                                                            BALANCE AT        ADDITIONS
                                                           BEGINNING OF   CHARGED TO COSTS              BALANCE AT END
                   DESCRIPTIONS                               PERIOD        AND EXPENSES    DEDUCTIONS    OF PERIOD
----------------------------------------------------------------------------------------------------------------------

1999:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)            $    993(1)      $    319      $    539      $    773

Allowance for inventory obsolescence (deducted
     from the asset to which it relates)
                                                                 5,685(1)         3,011         1,836         6,860

                                                              --------         --------      --------      --------
                                                              $  6,678         $  3,330      $  2,375      $  7,633
                                                              ========         ========      ========      ========


1998:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)
                                                              $    738         $    454      $    181      $  1,011

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)               4,495            3,638         2,567         5,566

                                                              --------         --------      --------      --------
                                                              $  5,233         $  4,092      $  2,748      $  6,577
                                                              ========         ========      ========      ========


1997:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)
                                                              $    527         $    227      $     16      $    738

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)               1,864            4,684         2,053         4,495

                                                              --------         --------      --------      --------
                                                              $  2,391         $  4,911      $  2,069      $  5,233
                                                              ========         ========      ========      ========


------------------

(1) These balances do not agree to the prior year-end balances as they include the effects of the SeaMED Corporation excluded period (see Note 1 to Notes to Consolidated Financial Statements). The net effect of the SeaMED excluded period on allowance for losses on accounts receivable and inventory obsolescence was ($18,000) and $119,000, respectively.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors SeaMED Corporation

We have audited the balance sheet of SeaMED Corporation as of June 30, 1998 and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998 (not presented separately herein). These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules referred to above present fairly, in all material respects, the financial position of SeaMED Corporation as of June 30, 1998 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principals.



                                                 ERNST & YOUNG LLP

Seattle, Washington
August 13, 1998

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

December 22, 1999

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

                              SIGNATURE AND TITLE

                   /s/ Peter Strandwitz                                             /s/ David J. Drury
------------------------------------------------------------         --------------------------------------------------
  Peter Strandwitz, Chairman and Chief Executive Officer,                        David J. Drury, Director
                       and Director

                   /s/ John L. Nussbaum                                            /s/ Harold R. Miller
------------------------------------------------------------         --------------------------------------------------
 John L. Nussbaum, President and Chief Operating Officer,                       Harold R. Miller, Director
                       and Director

                    /s/ Thomas B. Sabol                                            /s/ Gerald A. Pitner
------------------------------------------------------------         --------------------------------------------------
     Thomas B. Sabol, Vice President-Finance and Chief                          Gerald A. Pitner, Director
                     Financial Officer

                    /s/ Lisa M. Kelley                                             /s/ Thomas J. Prosser
------------------------------------------------------------         --------------------------------------------------
  Lisa M. Kelley, Treasurer and Chief Accounting Officer                        Thomas J. Prosser, Director

                                                                                     /s/ Jan Ver Hagen
                                                                     --------------------------------------------------
                                                                                  Jan Ver Hagen, Director


*  Each of the above signatures is affixed as of December 22, 1999.

                                 EXHIBIT INDEX
                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 1999

                                                                              INCORPORATED BY                 FILED
     EXHIBIT NO.                         EXHIBIT                               REFERENCE TO                 HEREWITH
     -----------                         -------                              ---------------               --------

         3(i)            Restated Articles of Plexus Corp., as      Exhibit 3(i) to Plexus' Report on
                         amended through August 13, 1998            Form 10-K for the year ended
                                                                    September 30, 1998 ("1998 10-K")

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

         4.3             Form of Rights Certificate                 Exhibit 4.2 to 8/13/98 8-K

         10.1            Supplemental Executive Retirement
                         Agreements dated as of September 19,
                         1996**

                              (a) Peter Strandwitz                  Exhibit 10.1(a) to 1996 10-K

                              (b) John Nussbaum                     Exhibit 10.1(b) to 1996 10-K

                              (c) Gerald Pitner                     Exhibit 10.1(c) to Plexus'
                                                                    Report on Form 10-K for the
                                                                    year ended September 30, 1997
                                                                    ("1997 10-K")



         10.2            Change of Control Agreements dated
                         August 1, 1998 with **

                         (a)  Peter Strandwitz                      Exhibit 10.2(a) to 1998 10-K
                              John L. Nussbaum
                              Thomas B. Sabol
                              Charles C. Williams
                              Joseph D. Kaufman
                              Dean A. Foate
                              J. Robert Kronser

                         (b)  Lisa M. Kelley                        Exhibit 10.2(b) to 1998 10-K

         10.3            Employee Savings Plan and Trust**:

         (a)             Plan Document                              Exhibit 10.3(a) to 1996 10-K

         (b)             Non-Standardized Form Adoption Agreement   Exhibit 10.3(b) to 1996 10-K

         10.4            Plexus Corp. 1998 Option Plan**            Exhibit A to the Registrant's
                                                                    definitive proxy statement for its
                                                                    1998 Annual Meeting of Shareholders

        10.5(a)          Credit Agreement dated as of March 20,     Exhibit 10.5(a) to 1997 10-K
                         1997 among Firstar Bank Milwaukee,
                         National Association, Harris Trust and
                         Savings Bank, and Bank One, Wisconsin
                         (the "Credit Agreement")*

            (b)          Corporate Guarantee Agreements related     Exhibits 10.5(b)(i) and (ii) to
                         thereto dated as of March 20, 1997 by      1997 10-K
                         Electronic Assembly Corporation ("EAC")
                         and Technology Group, Inc.

        10.6(a)          Lease Agreement between Neenah (WI) QRS    Exhibit 10.8(a) to Plexus' Report
                         11-31, Inc. ("QRS: 11-31") and EAC,        on Form 10-K for the year ended
                         dated August 11, 1994*                     September 30, 1994 ("1994 10-K")

            (b)          Guaranty and Suretyship Agreement          Exhibit 10.8(c) to 1994 10-K
                         between Plexus Corp. and QRS: 11-31
                         dated August 11, 1994, together with
                         related Guarantor's Certificate of
                         Plexus Corp.

         10.7            Plexus Corp. 1995 Directors' Stock         Exhibit 10.10 to 1994 10-K
                         Option Plan**

         10.8            Plexus Corp. 1998 Management Incentive     Exhibit 10.10 to 1997 10-K
                         Compensation Plan**

         10.9            Lease Agreement dated February 12, 1996    Exhibit 10.16 to Plexus' Quarterly
                         between Plexus and Oneida Nation           Report on Form 10-Q for the quarter
                         Electronics                                ended March 31, 1996

        10.10            Agreement and Plan of Merger between       Exhibit 2.1 to Plexus' Quarterly
                         Plexus Corp. and SeaMED Corporation and    Report on Form 10-Q for the quarter
                         PS Acquisition Corp. dated as of March     ended March 31, 1999
                         16, 1999

          21             List of Subsidiaries                                                                   X

          23             Consent of PricewaterhouseCoopers LLP                                                  X

          24             Power of Attorney                                                         (Signature Page
                                                                                                         Hereto)

          27             Financial Data Schedules                                                               X

----------------------
* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
**   Designates management compensatory plans or agreements.