Form 10-Q
period 1999-12-31
PLEXUS CORP
filed 2000-02-14
CIK 785786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 (X)     Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter ended December 31, 1999

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



                             55 Jewelers Park Drive
                          Neenah, Wisconsin 54957-0156
               (Address of principal executive offices) (Zip Code)
                        Telephone Number (920) 722-3451
              (Registrant's telephone number, Including Area Code)

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

        As of February 7, 2000 there were 17,737,124 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                               TABLE OF CONTENTS
                               December 31, 1999

PART I.  FINANCIAL INFORMATION..............................................................................  3
         Item 1.  Consolidated Financial Statements.........................................................  3
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...........................................  3
                  CONDENSED CONSOLIDATED BALANCE SHEETS.....................................................  4
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................  5
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................  6
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  8
                  GENERAL...................................................................................  8
                  YEAR 2000 ISSUES.......................................................................... 10
                  RESULTS OF OPERATIONS..................................................................... 11
                  LIQUIDITY AND CAPITAL RESOURCES........................................................... 12
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................ 13

PART II. OTHER INFORMATION.................................................................................. 13
         Item 6.  Exhibits and Reports on Form 8-K.......................................................... 13

SIGNATURE..................................................................................................  13

                         PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   Unaudited


[CAPTION]

                                                        Three Months Ended
                                                           December 31,
                                                    --------------------------
                                                        1999            1998
                                                        ----            ----
Net sales                                            $147,094          $120,585
Cost of sales                                         126,545           103,681
                                                     --------          --------
   Gross profit                                        20,549            16,904

Selling and administrative expenses                     7,162             6,069
                                                     --------          --------
   Operating income                                    13,387            10,835

Other income (expense):
 Interest expense                                          (2)              (85)
 Miscellaneous                                            372               466
                                                     --------          --------
   Income before income taxes                          13,757            11,216

Income taxes                                            5,503             4,391
                                                     --------          --------
   Net income                                        $  8,254          $  6,825
                                                     ========          ========
Earnings per share:
 Basic                                               $   0.47          $   0.40
                                                     ========          ========
 Diluted                                             $   0.44          $   0.37
                                                     ========          ========

Weighted average shares outstanding:
 Basic                                                 17,591            17,088
                                                     ========          ========
 Diluted                                               18,739            18,345
                                                     ========          ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                   Unaudited

                                               December 31,        September 30,
                                                   1999                 1999
                                               ------------        -------------
                     ASSETS
Current assets:
  Cash and cash equivalents                       $ 25,678              $ 15,906
  Short-term investments                             2,527                17,224
  Accounts receivable, net of allowance
  of $782 and $1,100, respectively                  73,434                69,318
  Inventories                                       82,327                79,017
  Deferred income taxes                              6,515                 6,370
  Prepaid expenses and other                         3,485                 3,562
                                                  --------              --------

   Total current assets                            193,966               191,397

Property, plant and equipment, net                  37,838                35,868
Other                                                2,608                 2,371
                                                  --------              --------

   Total assets                                   $234,412              $229,636
                                                  ========              ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt               $     10              $     10
  Accounts payable                                  49,621                55,928
  Customer deposits                                  7,411                 8,650
  Accrued liabilities:
   Salaries and wages                                8,914                 9,820
   Other                                             9,867                 6,578
                                                  --------              --------

   Total current liabilities                        75,823                80,986

Long-term debt                                         139                   142
Deferred income taxes                                  104                   215
Other liabilities                                    2,106                 1,890

Stockholders' equity:
  Preferred stock $.01 par value, 5,000 shares
   authorized, none issued or outstanding               --                    --

  Common stock, $.01 par value, 60,000 shares
   authorized, 17,638 and 17,545 issued,
   respectively                                        176                   175
   Additional paid-in capital                       53,007                51,425
   Retained earnings                               103,057                94,803
                                                  --------              --------

                                                   156,240               146,403
                                                  --------              --------

   Total liabilities and stockholders' equity     $234,412              $229,636
                                                  ========              ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   Unaudited


                                                                Three Months Ended
                                                                    December 31,
                                                                ------------------
                                                                 1999        1998
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   8,254   $   6,825
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                 3,109       2,342
    Deferred income taxes                                          (256)       (482)
    Changes in assets and liabilities:
      Accounts receivable                                        (4,116)       (883)
      Inventories                                                (3,310)        818
      Prepaid expenses and other                                     77        (316)
      Accounts payable                                           (6,307)     (1,574)
      Customer deposits                                          (1,239)       (369)
      Accrued liabilities                                         2,383        (319)
      Other                                                          98         (48)
                                                              ---------   ---------

      Cash flows provided by (used in) operating activities      (1,307)      5,994
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                             (18,441)     (2,344)
Sales and maturities of short-term investments                   33,138          --
Payments for property, plant and equipment                       (5,205)     (3,117)
Other                                                                 6          16
                                                              ---------   ---------

      Cash flows provided by (used in) investing activities       9,498      (5,445)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                     (2)       (213)
Proceeds from exercise of stock options, including tax benefit    1,583       2,270
Treasury stock purchased                                             --         (74)
Treasury stock reissued                                              --         505
                                                              ---------   ---------

      Cash flows provided by financing activities                 1,581       2,488
                                                              ---------   ---------

Net increase in cash and cash equivalents                         9,772       3,037
                                                              ---------   ---------
Cash and cash equivalents:
    Beginning of period                                          15,906      24,106
    Effect of SeaMED excluded period                                 --       2,027
                                                              ---------   ---------
    End of period                                             $  25,678   $  29,170
                                                              =========   =========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at December 31, 1999 and the results of operations for the three months ended December 31, 1999 and 1998 and the cash flows for the same three-month periods.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report.

     The condensed consolidated balance sheet data at September 30, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

     The major classes of inventories are as follows (in thousands):

                                   December 31,                    September 30,
                                       1999                             1999
                                   ------------                    -------------
     Assembly parts                   $51,850                         $40,616
     Work-in-process                   24,672                          27,145
     Finished goods                     5,805                          11,256
                                      -------                         -------
                                      $82,327                         $79,017
                                      =======                         =======

NOTE 3 - EARNINGS PER SHARE

     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):


                                                           Three Months Ended
                                                               December 31,
                                                           ------------------
                                                            1999         1998
                                                            ----         ----
BASIC EARNINGS PER SHARE:
  Net income                                                $ 8,254      $ 6,825
                                                            =======      =======

  Basic weighted average shares outstanding                  17,591       17,088
                                                            =======      =======

BASIC EARNINGS PER SHARE                                    $  0.47      $  0.40
                                                            =======      =======

DILUTED EARNINGS PER SHARE:
  Net income                                                $ 8,254      $ 6,825
                                                            =======      =======

  Weighted average shares outstanding                        17,591       17,088
  Effect of dilutive securities:
   Stock options                                              1,148        1,257
                                                            -------      -------

  Diluted weighted average shares outstanding                18,739       18,345

                                                            =======      =======
DILUTED EARNINGS PER SHARE                                  $  0.44      $  0.37
                                                            =======      =======

NOTE 4 - MERGER AND ACQUISITIONS

     MERGER: In July 1999, the Company completed its merger with SeaMED in a transaction accounted for as a pooling of interests. Accordingly results for the first quarter of fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED.

     ACQUISITIONS: In September 1999, the Company acquired certain printed circuit board assembly assets in the Chicago, Illinois area, in exchange for cash. In addition, on December 31, 1999 the Company acquired certain printed circuit board assembly assets in the Seattle, Washington area, in exchange for cash. The total purchase price of the net assets acquired in each of the transactions was not material to the assets, stockholders' equity, or the operations of the Company. Both acquisitions were accounted for as purchase transactions, and results from the operation of the acquired assets are reflected only from the dates of the acquisitions. Pro forma statements of operations reflecting these acquisition are not shown, as they would not differ materially from reported results.

NOTE 5 - RECLASSIFICATIONS

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation

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

     The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, the Company becomes subject to more inventory management issues, and a change in component costs can directly impact the average selling price, gross margins and the Company's net sales. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

     Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devises. Over the past six months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW fibers), has tightened from recent periods. This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits from our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. In order to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers. As a result, the Company's sales and profitability can be affected from period to period.

     Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the quarter ending December
31, 1999, less than 3 percent of the Company's total sales were foreign.   These
and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

     The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. In recent periods, a higher percentage of the Company's sales have been sales to its largest customers, which may increase the Company's dependence upon them. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

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

YEAR 2000 ISSUES

     The Company has a corporate information technology organization whose primary purpose is to ensure vision and direction of information systems to meet internal and external needs. The Company must keep pace with rapid technological developments in its management information systems and its production facilities and equipment, and can experience costs and conversion difficulties in connection with the implementation of new systems and processes. In addition, like all other companies, the Company developed a Year 2000 compliance strategy and methodology ("Year 2000 Compliant") to assure the Company can continue to provide engineering and manufacturing services in the year 2000 and beyond.

     The Company was successful entering the Year 2000. No mission critical issues were impacted, including the Company's A/S400 hardware and software system, which handles virtually all production data processing and accounting. To date, the Company also has not experienced material effects from the failure of suppliers or customers to be Year 2000 compliant.

     The Company has established contingency plans to address and prioritize business recovery and resumption activities of critical functions should unexpected failures yet occur. The plan will continue to be updated as necessary to ensure the ability to meet our customers' requirements, to minimize financial hardship, or to meet legal obligations.

     The costs to date associated with the Company's Year 2000 compliancy plan were mostly current internal labor expenses and were not material to the Company's results. There can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations, liquidity and financial condition. Additionally, there can be no assurance that potential future costs of defending and resolving claims will not have a material adverse impact on the Company's results of operations, liquidity and financial condition.

RESULTS OF OPERATIONS

     In July 1999, the Company completed its merger with SeaMED in a transaction accounted for as a pooling of interests. Accordingly results for the first quarter of fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED; the results of other acquisitions, which were accounted for using purchase accounting, are reflected only from the dates of acquisition.

NET Sales

     Net sales for the three months ended December 31, 1999, increased
22 percent to $147.1 million from $120.6 million for the same period in the prior fiscal year. The increase in net sales was due primarily to increased shipments to both existing and new customers obtained through internal growth and the Illinois asset acquisition. The Company experienced growth primarily in the Networking/telecom, Medical and Industrial industries, offset somewhat by a reduction in sales to the Computer industry and reduced sales volumes at its SeaMED subsidiary. Growth was more pronounced in the Networking/telecom industry, primarily with increased sales to Lucent Technologies, Inc. (Lucent) and a number of smaller, well-funded companies. The Company believes that its overall sales growth reflects the continuing trend towards outsourcing within the electronics industry.

     Sales for the quarter ending December 31, 1999 and 1998, respectively, by industry were as follows: Networking/telecom 33 percent (20 percent), Medical 30 percent (33 percent), Industrial 21 percent (25 percent), Computer 9 percent (14 percent), Transportation 6 percent (7 percent), and Other 1 percent (1 percent). The Company currently expects the percentage of sales to the Networking/telecom industry to continue to grow in fiscal 2000.

     The Company's largest customers for the quarter ending December 31, 1999 were Lucent and General Electric Company (GE) which accounted for 25 percent and 12 percent of net sales, respectively. The Company's largest customers for the quarter ending December 31, 1998 were Lucent and GE which accounted for 12 percent and 11 percent of net sales, respectively. No other customers accounted for more than 10 percent of the Company's sales for the three months ended December 31, 1999 or 1998. Sales to the Company's ten largest customers accounted for 69 percent for the three months ended December 31, 1999 compared to 58 percent for the same period in fiscal 1999 and 61 percent for all of fiscal 1999. The Company remains dependent upon continued sales to Lucent, GE and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

     Gross profit increased to $20.5 million, or 22 percent, for the three months ended December 31, 1999 from $16.9 million for the same period in the prior fiscal year. The gross margin remained steady at 14.0 percent for the three months ended December 31, 1999 and 1998, compared to 13.5 percent for all of fiscal 1999.

     Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

     The Company's gross margin also reflects a number of other factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. Overall gross margins continue to be affected by SeaMED's reduced sales volume; the effect of which may continue until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume, or until sales volumes increase. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative (S&A) expenses increased to $7.2 million for the three months ended December 31, 1999, compared to $6.1 million for the comparable prior fiscal year period. As a percentage of sales, S&A expenses were
4.9 percent and 5.0 percent for the first quarter of fiscal 2000 and 1999, respectively, compared to 5.4 percent for all of fiscal 1999. The increases in absolute dollars reflect the Company's planned increases in its sales and marketing efforts and information systems support. The Company anticipates that future S&A expenses will increase in absolute dollars but remain approximately
5.0 percent of sales, as the Company continues to expand these support areas.

INCOME TAXES

     Income taxes increased to $5.5 million for the three months ended
December 31, 1999 compared to $4.4 million in the comparable period in fiscal 1999, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of the Company's operations being located within the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in operating activities were $1.3 million for the three months ended December 31, 1999 compared to $6.0 million of cash flows provided by operations in the comparable period in fiscal 1999. Cash from operations was used primarily to support increased sales resulting in increased accounts receivable. In addition, the increase in the Company's inventory levels are due to the Company's decision to maintain an ample supply of components going forward in view of the tightening of certain component markets, as well as to support anticipated future sales growth. During the quarter, annualized inventory turnover improved to 6.1 turns as of December 31, 1999, from 5.7 turns as of December 31, 1998 but decreased slightly from 6.2 turns for all of fiscal 1999.

     Cash flows from investing activities totaled $9.5 million and was provided primarily from net sales of short- term investments slightly offset by purchases of additional manufacturing equipment.

     The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Absent significant acquisitions, the Company estimates capital expenditures for fiscal 2000 to be approximately $25 million, including the expansion to the Neenah, Wisconsin engineering facility currently in progress. The Company expects to fund these additions through current cash and short-term investments, cash flows from operations and the revolving credit agreement. If the Company were to determine to make an acquisition or a more significant expansion, additional resources would likely be required.

     Cash flows provided by financing activities totaled $1.6 million for the three months ended December 31, 1999, primarily representing the proceeds and tax benefit from the exercise of stock options. There have been no borrowings under the Company's revolving credit agreement since October 1, 1997. The ratio of total debt-to-equity as of December 31, 1999 was 0.5 to 1 compared to 0.6 to 1 as of September 30, 1999.

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

     The Company has financial instruments, including cash equivalents, short-term investments and long-term debt arrangements, which are sensitive to changes in interest rates. The Company currently does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term maturities (from one day to less than one year) of its cash equivalents and short- term investments, and immaterial amount of long-term debt outstanding. The Company invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer.

     The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter December 31, 1999.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                         Exhibit 27 - Financial Data Schedules

          (b)   Reports on Form 8-K

                         None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2/11/2000                         /s/ Peter Strandwitz
---------                         ---------------------------
Date                              Peter Strandwitz
                                  Chairman and CEO

2/11/2000                         /s/ Thomas B. Sabol
---------                         ---------------------------
Date                              Thomas B. Sabol
                                  Vice President-Finance &
                                  Chief Financial Officer