Form 10-Q
period 2000-03-31
PLEXUS CORP
filed 2000-05-15
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2000

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

         As of May 9, 2000 there were 18,259,233 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 March 31, 2000


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

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........8

                  GENERAL.........................................................................................8

                  RESULTS OF OPERATIONS..........................................................................10

                  LIQUIDITY AND CAPITAL RESOURCES................................................................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................13




PART II - OTHER INFORMATION......................................................................................13

         Item 2.  Changes in Securities and Use of Proceeds......................................................13

         Item 4.  Submission of Matter to a Vote of Security Holders.............................................14

         Item 5.  Other Information..............................................................................14

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15



SIGNATURE........................................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             MARCH 31,                     MARCH 31,
                                                      ------------------------------------------------------
                                                         2000           1999           2000          1999
                                                         ----           ----           ----          ----

Net sales                                             $ 161,994      $ 119,165      $ 309,088      $ 239,750
Cost of sales                                           138,891        102,337        265,436        206,018
                                                      ---------      ---------      ---------      ---------

    Gross profit                                         23,103         16,828         43,652         33,732

Operating expenses:
    Selling and administrative expenses                   8,001          6,687         15,163         12,756
    Severance costs                                           -            237              -            237
                                                      ---------      ---------      ---------      ---------
    Total operating expenses                              8,001          6,924         15,163         12,993
                                                      ---------      ---------      ---------      ---------

    Operating income                                     15,102          9,904         28,489         20,739

Other income (expense):
    Interest expense
                                                             (2)           (66)            (4)          (151)
    Other                                                   486            589            858          1,055
                                                      ---------      ---------      ---------      ---------


    Income before income taxes                           15,586         10,427         29,343         21,643

Income taxes                                              6,234          4,162         11,737          8,554
                                                      ---------      ---------      ---------      ---------

    Net income                                        $   9,352      $   6,265      $  17,606      $  13,089
                                                      =========      =========      =========      =========

Earnings per share:
    Basic                                             $    0.53      $    0.36      $    1.00      $    0.76
                                                      =========      =========      =========      =========
    Diluted                                           $    0.49      $    0.34      $    0.93      $    0.71
                                                      =========      =========      =========      =========

Weighted average shares outstanding:
    Basic                                                17,744         17,298         17,666         17,192
                                                      =========      =========      =========      =========
    Diluted                                              19,033         18,564         18,881         18,464
                                                      =========      =========      =========      =========




            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                             MARCH 31,            SEPTEMBER 30,
                                                                                               2000                   1999
                                                                                         -----------------------------------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                                                $ 25,250                $ 15,906
    Short-term investments                                                                      5,005                  17,224
    Accounts receivable, net of allowance of $850
      and $1,164, respectively                                                                 74,963                  69,318
    Inventories                                                                               107,345                  79,017
    Deferred income taxes                                                                       7,184                   6,370
    Prepaid expenses and other                                                                  3,770                   3,562
                                                                                             --------                --------

      Total current assets                                                                    223,517                 191,397

Property, plant and equipment, net                                                             42,011                  35,868
Other                                                                                           2,473                   2,371
                                                                                             --------                --------

      Total assets                                                                           $268,001                $229,636
                                                                                             ========                ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                        $     10                $     10
    Accounts payable                                                                           69,043                  55,928
    Customer deposits                                                                           8,758                   8,650
    Accrued liabilities:
      Salaries and wages                                                                       12,251                   9,820
      Other                                                                                     6,234                   6,578
                                                                                             --------                --------

      Total current liabilities                                                                96,296                  80,986

Long-term debt                                                                                    137                     142
Deferred income taxes                                                                             169                     215
Other liabilities                                                                               2,317                   1,890

Stockholders' equity:
    Preferred stock $.01 par value, 5,000, shares authorized,
       none issued or outstanding                                                                  --                      --
    Common stock, $.01 par value, 60,000 shares authorized
       17,810 and 17,545 issued and outstanding, respectively                                     178                     175

    Additional paid-in capital                                                                 56,495                  51,425
    Retained earnings                                                                         112,409                  94,803
                                                                                             --------                --------

                                                                                              169,082                 146,403
                                                                                             --------                --------

      Total liabilities and stockholders' equity                                             $268,001                $229,636
                                                                                             ========                ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                                  SIX MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                         -----------------------------------
                                                                                                 2000          1999
                                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $ 17,606      $ 13,089
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                                                 6,460         4,778
    Deferred income taxes                                                                          (860)         (775)
    Changes in assets and liabilities:
       Accounts receivable                                                                       (5,645)       (3,343)
       Inventories                                                                              (28,328)        6,285
       Prepaid expenses and other                                                                  (209)       (3,133)
       Accounts payable                                                                          13,115        (1,899)
       Customer deposits                                                                            108          (370)
       Accrued liabilities                                                                        2,087        (1,566)
       Other                                                                                        351           (85)
                                                                                               --------      --------

         Cash flows provided by operating activities                                              4,685        12,981
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                                         (48,042)      (14,680)
Maturity of investments                                                                          60,261         2,000
Payments for property, plant and equipment                                                      (12,672)       (5,865)
Other                                                                                                44            79
                                                                                               --------      --------

         Cash flows used in investing activities                                                   (409)      (18,466)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt                                                                                     (5)         (537)
Proceeds from exercise of stock options                                                           2,742         2,493
Tax benefit from stock options exercised                                                          2,331         2,876
Treasury stock purchased                                                                             --        (1,159)
Treasury stock reissued                                                                              --         1,372
                                                                                               --------      --------

         Cash flows provided by financing activities                                              5,068         5,045
                                                                                               --------      --------

Net increase (decrease) in cash and cash equivalents                                              9,344          (440)
                                                                                               --------      --------


Cash and cash equivalents:
       Beginning of period                                                                       15,906        24,106
       Effect of SeaMED excluded period                                                               -         2,027
                                                                                               --------      --------
       End of period                                                                           $ 25,250      $ 25,693
                                                                                               ========      ========




            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of Plexus Corp. at March 31, 2000 and the results of operations for the three months and six months ended March 31, 2000 and 1999 and the cash flows for the same six-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                             March 31,         September 30,
                                               2000                1999
                                             --------            --------
         Assembly parts                      $ 64,960            $ 40,616
         Work-in-process                       33,635              27,145
         Finished goods                         8,750              11,256
                                             --------            --------
                                             $107,345            $ 79,017
                                             ========            ========

NOTE 3 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                          Three Months Ended                  Six Months Ended
                                                               March 31,                          March 31,
                                                   --------------------------------   -------------------------------
                                                         2000             1999             2000              1999
                                                    --------------    -------------   --------------    -------------
BASIC EARNINGS PER SHARE:
    Net income                                          $ 9,352           $ 6,265         $17,606           $13,089
                                                        =======           =======         =======           =======

    Weighted average shares outstanding                  17,744            17,298          17,666            17,192
                                                        =======           =======         =======           =======

BASIC EARNINGS PER SHARE                                $  0.53           $  0.36         $  1.00           $  0.76
                                                        =======           =======         =======           =======

DILUTED EARNINGS PER SHARE:
    Net income                                          $ 9,352           $ 6,265         $17,606           $13,089
                                                        =======           =======         =======           =======


   Weighted average shares outstanding                   17,744            17,298          17,666            17,192
      Effect of dilutive securities:
        Stock options                                     1,289             1,266           1,215             1,272
                                                        -------           -------         -------           -------

      Diluted weighted average shares outstanding        19,033            18,564          18,881            18,464
                                                        =======           =======         =======           =======


DILUTED EARNINGS PER SHARE                              $  0.49           $  0.34         $  0.93           $  0.71
                                                        =======           =======         =======           =======


NOTE 4 - MERGER AND ACQUISITIONS

         Merger: In July 1999, the Company completed its merger with SeaMED in a transaction accounted for as a pooling of interests. Accordingly results for the periods presented for fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED.

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

         On March 3, 2000, Plexus entered into an agreement to acquire Agility, Incorporated a privately-held, Boston-area electronic manufacturing services provider for stock. The transaction closed on April 28, 2000 with the issuance of 374,997 shares of Plexus Corp. common stock. The transaction is being accounted for as a pooling of interests. Pro forma statements of operations reflecting this acquisition are not shown and prior results will not be restated, as they would not differ materially from reported results.

         On March 30, 2000, Plexus signed a definitive agreement to acquire all of the turnkey electronic manufacturing operations of Elamex, S.A. de C.V. The purchase price is estimated at approximately $52 to $53 million in either all cash, or a substantial majority in cash with the remaining consideration in Plexus common stock. The transaction is expected to close during Plexus' third fiscal quarter and will be accounted for as a purchase transaction.

NOTE 5 - RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.


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

GENERAL

         Plexus Corp. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Neenah, Wisconsin. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., Plexus Electronic Assembly Corporation, SeaMED Corporation, and Agility, Incorporated, the Company provides product realization services to original equipment manufacturers in the medical, computer (primarily mainframes, servers and peripherals), industrial, networking, telecommunications and transportation electronics industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support.

         The Company's contract manufacturing services are provided on either a turnkey basis, where the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales. Turnkey sales typically generate higher net sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in the Company's net sales. However, the Company takes on the risk of inventory management, and a change in component costs can directly impact the average selling price, gross margins and the Company's net sales. Due to the nature of turnkey manufacturing, the Company's quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, and the degree of automation used in the assembly process.

         Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly for memory and logic devises. Over the past six to twelve months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW fibers), has tightened from recent periods. This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices and mitigate shortages. Strategic relationships have been established with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits from our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. In order to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers. As a result, the Company's sales and profitability can be affected from period to period.

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the six months ending March 31, 2000, less than 4 percent of the Company's total sales were foreign. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

         The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. In recent periods, an increasing percentage of the Company's sales have been sales to its largest customers, which may increase the Company's dependence upon them. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

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

         On March 3, 2000, the Company agreed to acquire Agility, Incorporated, a privately-held, Boston-area electronic manufacturing services provider. This transaction was closed on April 28, 2000 through the issuance of 375,000 shares of Plexus Corp. common stock. The transaction is being accounted for as a pooling of interests however, prior results will not be restated, as they would not differ materially from reported results. The addition of Agility establishes a stronger presence with current New England area customers of Plexus, as well as increases the Company's capacity to assemble complex printed circuit boards with complete box and system build.

         On March 30, 2000, the Company signed a definitive agreement to acquire all of the turnkey electronic manufacturing operations of Elamex, S.A. de C.V. The acquisition will represent Plexus' initial expansion outside of the U.S. The acquired Mexican operations, located in Juarez, will provide Plexus' existing and potential customers with a proven low-cost labor solution. In addition, Plexus will provide Elamex's existing customers access to its leading-edge engineering, test and technology capabilities. The purchase price is estimated at approximately $52 to $53 million, subject to certain closing adjustments. The transaction will be either all cash, or a substantial majority in cash with the remaining consideration in Plexus common stock. Subject to various closing conditions, the transaction is expected to close during Plexus' third fiscal quarter and will be accounted for as a purchase.

         The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers. Specifically, the Company is currently focused on adding a presence in western Europe to service both current and new customers. Geographical expansion and growth by acquisition can have an effect on the Company's operations. In addition, as the Company expands internationally, that foreign expansion could create additional integration issues as a result of differences in foreign laws and customs, as well as distance and other factors affecting international trade. The successful integration and operation of an acquired business, requires communication and cooperation among key managers, along with the transition of customer relationships. Acquisitions also involve risks including the retention of key personnel and customers, the integration of information systems and purchasing operations, the management of an increasingly larger and more geographically dispersed business, and the diversion of management's attention from other ongoing business concerns. In addition, while the Company anticipates cost savings, operating efficiencies and other synergies as a result of its acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. The Company cannot assure that it will successfully accomplish those actions as rapidly as expected. Also, the Company cannot assure the extent to which it will achieve cost savings and efficiencies in any transaction or expansion. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

         The acquisition of new operations can introduce new types of risks to the Company's business. Additional risk factors specific to SeaMED's business and its operations include financing issues associated with SeaMED's emerging medical customers, Food and Drug Administration (FDA) requirements associated with Class III and pre-market approval (PMA) medical devices designed and manufactured by SeaMED, and the uncertainty of third party reimbursement such as Medicare, private health insurance companies or health maintenance organizations by SeaMED's customers for the cost of their products. Specific risk factors related to the pending acquisition of the Juarez, Mexico operations and other foreign acquisitions will include foreign currency exchange, local customs and practices, and management integration challenges.

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

         Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to integrate and extract value from acquired operations, the Company's ability to secure new customers and maintain its current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the risk of customer delays or cancellations in both on-going and new programs, the effect of start-up costs related to new programs and facilities, year 2000 compliance issues, the overall economic conditions, the impact of increased competition and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.



RESULTS OF OPERATIONS

         In July 1999, the Company completed its merger with SeaMED in a transaction accounted for as a pooling of interests. Accordingly results for the periods presented for fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED; the results of other prior acquisitions, which were accounted for using purchase accounting, are reflected only from the dates of acquisition. The effects of the Agility acquisition are not yet reflected, as it was completed after March 31, 2000.

NET SALES

         Net sales for the three months ended March 31, 2000, increased 36 percent to $162.0 million from $119.2 million for the same period in the prior fiscal year. Net sales for the six months ended March 31, 2000, increased 29 percent to $309.1 million from $239.8 million. The increase in net sales was due primarily to steady growth in the networking/telecom and medical sectors from both existing and new customers obtained through internal growth and the Illinois and Washington asset acquisitions. The growth in the networking/telecom and medical industries were offset somewhat by a reduction in sales to the computer and transportation industries and reduced sales volumes at its SeaMED subsidiary. The Company believes that its overall sales growth reflects the continuing trend towards outsourcing within the electronics industry.

         Sales for the quarter ended March 31, 2000 and 1999, respectively, by industry were as follows: Networking/telecom 34 percent (24 percent), Medical 32 percent (31 percent), Industrial 19 percent (21 percent), Computer 10 percent (15 percent), Transportation 4 percent (8 percent), and Other 1 percent (1 percent). The Company currently expects the percentage of sales to the Networking/telecom industry to continue to grow in fiscal 2000.

         The Company's largest customers for the quarter ended March 31, 2000 were Lucent Technologies, Inc. (Lucent) and General Electric Company (GE) which accounted for 22 percent and 12 percent of net sales, respectively, compared to the quarter ended March 31, 1999 when Lucent and GE accounted for 16 percent and 12 percent of net sales, respectively. The Company's largest customers for the six months ending March 31, 2000 were Lucent and General Electric Company (GE) which accounted for 24 percent and 12 percent of net sales, respectively, compared to the six months ending March 31, 1999 when Lucent and GE accounted for 14 percent and 11 percent of net sales, respectively. No other customers accounted for more than 10 percent of the Company's sales for the three or six months ended March 31, 2000 or 1999. Sales to the Company's ten largest customers accounted for 69 percent of sales for the six months ended March 31, 2000 compared to 59 percent for the same period in fiscal 1999 and 61 percent for all of fiscal 1999. The Company remains dependent upon continued sales to Lucent, GE and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $23.1 million, or 37 percent, for the three months ended March 31, 2000 from $16.8 million for the same period in the prior fiscal year. The gross profit for the six months ended March 31, 2000 increased 29 percent to $43.7 million from $33.7 million for the six months ended March 31, 1999. The gross margin increased slightly from 14.1 percent for the three months ended March 31, 1999 to 14.3 percent for the three months ended March 31, 2000. The gross margin for the six months ended March 31, 2000 was 14.1 percent, compared to 13.5 percent for all of fiscal 1999.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of other factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. Overall gross margins continue to be affected by SeaMED's reduced sales volume, the effect of which may continue until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume, or until sales volumes increase. In addition, gross margins resulting from the Juarez, Mexico acquisition are expected to be below Plexus' historical operating margins. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.


OPERATING EXPENSES

         Selling and administrative (S&A) expenses increased to $8.0 million for the three months ended March 31, 2000, compared to $6.7 million for the comparable prior fiscal year period. S&A expenses for the six months ended March 31, 2000 and 1999 were $15.2 million and 12.8 million, respectively. As a percentage of sales, S&A expenses were 4.9 percent for the three and six months ended March 31, 2000 compared to 5.6 percent and 5.3 percent for the three and six months ended March 31, 1999, respectively. S&A expenses were 5.4 percent for all of fiscal 1999. The increases in absolute dollars reflect the Company's planned increases in its sales and marketing efforts and information systems support, while the decrease as a percentage of sales was attributable to the increased leverage of additional sales. The Company anticipates that future S&A expenses will increase in absolute dollars but remain approximately 5.0 percent of sales, as the Company continues to expand these support areas.

         Severance costs of $237,000 for the quarter and six-month period ended March 31, 1999 related to a staff reduction at the Company's SeaMED subsidiary, prior to its agreement to be acquired by the Company, due to reduced sales volume.

INCOME TAXES

         Income taxes increased to $6.2 million and $11.7 million for the three and six months ended March 31, 2000 compared to $4.2 million and $8.6 million in the comparable period in fiscal 1999, as a result of increased earnings. The Company's effective income tax rate has remained constant at rates between 38 percent to 40 percent. These rates approximate the blended Federal and state statutory rate as a result of all of the Company's operations currently being located within the United States. This will change upon the completion of the Mexican acquisition, although the Company does expect the effect to be material.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $4.7 million for the six months ended March 31, 2000 compared to $13.0 million in the comparable period in fiscal 1999. Cash from operations was provided primarily by increased net income and increased accounts payable offset by increases in accounts receivable and inventory to support increased sales. The increase in the Company's inventory levels are due to the Company's decision to support anticipated future sales growth, as well as to maintain an ample supply of components going forward in view of the tightening of certain component markets. As a result, during the quarter, annualized inventory turnover decreased to 5.2 turns as of March 31, 2000, from 8.2 turns as of March 31, 1999 and from 6.2 turns for all of fiscal 1999.

         Cash flows used in investing activities totaled $0.4 million for the six months ended March 31, 2000 and was primarily from maturity of short-term investments offset by purchases of additional manufacturing equipment and short-term investments.

         The Company utilizes available cash, debt and operating leases to fund its manufacturing equipment needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. Absent significant acquisitions, the Company estimates capital expenditures for fiscal 2000 to be approximately $25 million, including the expansion to the Neenah, Wisconsin engineering facility currently in progress. The Company expects to fund these additions and the pending Mexican acquisition through current cash and short-term investments, cash flows from operations and the revolving credit agreement. The Company is currently renegotiating and looking to increase its $40 million long-term revolving credit agreement to provide for sufficient funding levels after the Mexican acquisition. If the Company were to determine to make additional acquisitions or a more significant expansion, additional resources would likely be required.

         Cash flows provided by financing activities totaled $5.1 million for the six months ended March 31, 2000, primarily representing the proceeds and tax benefit from the exercise of stock options. There have been no borrowings under the Company's revolving credit agreement since October 1, 1997. The ratio of total debt-to-equity as of March 31, 2000 and September 30, 1999 was 0.6 to 1.

         The Company believes that it will be successful in renegotiating and increasing its $40 million long-term revolving credit agreement. Included with the Company's credit facility, its' leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet its working capital and capital requirements through fiscal 2000 and the foreseeable future. While there can be no assurance that future financing will be available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities to finance future acquisitions. Debt financing may require the Company to pledge assets as collateral and comply with certain financial ratios and covenants. Equity financing may result in dilution to stockholders.

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

         The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter March 31, 2000.


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 28, 2000, the Company issued 374,997 shares of common stock to the six shareholders of Agility, Incorporated in connection with the Company's acquisition of Agility. The securities were issued in consideration of all outstanding securities of Agility. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D thereunder as it involved a private placement of securities to a limited group of people who were capable of evaluating the risks and other attributes of the transaction.



ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on March 1, 2000, the eight management nominees were elected to the board. The nominees/directors were elected with the following votes:

                                                                                        Authority for
         Director's Name                             Votes "For"                      Voting Withheld

David J. Drury                                       14,932,394                             5,322
Dean A. Foate                                        14,932,380                             5,336
Harold R. Miller                                     14,929,350                             8,366
John L. Nussbaum                                     14,932,465                             5,251
Thomas J. Prosser                                    14,929,450                             8,266
Agustin A. Ramirez                                   14,932,396                             5,320
Peter Strandwitz                                     14,932,465                             5,251
Jan VerHagen                                         14,932,399                             5,317

         In addition, at the annual meeting, shareholders approved the Company's proposed 2000 Stock Purchase Plan. Vote on the plan was as follows:

For:  10,338,637   Against:  637,471  Abstain:  40,694   Broker Non-Votes:  3,920,914
      ----------             -------            ------                     ----------

ITEM 5.  OTHER INFORMATION

         The Company has settled the previously disclosed litigation, The Oneida Tribe of Indians of Wisconsin vs. Plexus Corp. In connection with the settlement, among other things, Plexus has ceased leasing the Green Bay facility which was built by Oneida Nation Electronics, a tribally chartered corporation, and previously was leased and operated by the Company. The Company does not believe that the settlement of this matter will have a material affect upon its business, operations or results.

         The Company has been named, along with several hundred other parties, as defendant in an action by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. Lemelson also has pending litigation with a number of the Company's competitors and electronics original equipment manufacturers. Prior to the suit, Plexus was evaluating Lemelson's claim, but Plexus had not yet determined if, or to what extent, a license from Lemelson would be required. If a license is required, based upon Plexus' understanding of the terms of similar licenses to other parties, the Company believes (but cannot be certain) that a license could be obtained on terms that would not have a material adverse effect on the Company. However, if a license fee is paid in the future, that could affect the results for the period or periods in which payment is made or accrued. Additionally, the Company believes that it may be contractually indemnified by the companies from which the Company purchased the machine vision and bar code technology equipment, although certain of those manufacturers have disputed the Company's indemnification claims. Plexus has not yet been served in the litigation, and has not yet determined whether the fact of the commencement of litigation will affect its position. The Company has chosen to provide information on this matter, in part to update prior disclosures, even though it does not believe that this matter will have a material affect on the Company

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                         Exhibit  2.1 - Stock Purchase Agreement between
                                        the Company and Elamex, dated March
                                        30, 2000
                         Exhibit 10.1 - Promissory Note dated March 13, 2000
                         Exhibit 27 - Financial Data Schedules

         (b) Reports on Form 8-K - None filed during the quarter although the Company did file a Form 8-K dated April 28, 2000 reporting its acquisition of Agility, Incorporated

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 5/12/2000                             /s/ Peter Strandwitz
 ---------                          ---------------------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO

 5/12/2000                             /s/ Thomas B. Sabol
 ---------                          ---------------------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer