Form 10-Q
period 2000-06-30
PLEXUS CORP
filed 2000-08-14
CIK 785786

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2000

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

                            Yes  X                 No
                               -----
         As of August 8, 2000 there were 18,403,887 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  June 30, 2000

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

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

                  GENERAL.........................................................................................9

                  RESULTS OF OPERATIONS..........................................................................12

                  LIQUIDITY AND CAPITAL RESOURCES................................................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................15



PART II - OTHER INFORMATION......................................................................................15

Item 2.           Changes in Securities and Use of Proceeds......................................................15

         Item 5.  Other Information..............................................................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................16


SIGNATURE........................................................................................................18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                 --------------------------------- --------------------------------
                                                         2000             1999              2000          1999
                                                         ----             ----              ----          ----
  Net sales                                          $193,187        $ 120,430         $ 502,275       $ 360,180
  Cost of sales                                       165,168          106,716           430,604         312,734
                                                      -------          -------           -------        --------

      Gross profit                                     28,019           13,714            71,671          47,446

  Operating expenses:
       Selling and administrative expenses              9,324            7,107            24,487          19,863
       Amortization of goodwill                           222                -               222               -
       Acquisition costs                                1,062                -             1,062               -
       Plant closing, relocation and severance              -              528                 -             765
                                                   ----------      -----------       -----------     -----------

      Total operating expenses                         10,608            7,635            25,771          20,628
                                                     --------        ---------          --------       ---------

      Operating income                                 17,411            6,079            45,900          26,818

  Other income (expense):
      Interest expense                                   (431)            (102)             (435)           (253)
      Other                                               531              625             1,388           1,680
                                                   ----------       ----------         ---------      ----------

      Income before income taxes                       17,511            6,602            46,853          28,245

  Income taxes                                          7,093            2,876            18,830          11,430
                                                    ---------        ---------          --------      ----------

      Net income                                     $ 10,418        $   3,726         $  28,023      $   16,815
                                                     ========        =========         =========      ==========

  Earnings per share:
      Basic                                          $   0.57        $    0.21         $    1.57      $     0.97
                                                     ========        =========         =========      ==========
      Diluted                                        $   0.53        $    0.20         $    1.46      $     0.91
                                                     ========        =========         =========      ==========

  Weighted average shares outstanding:
      Basic                                             18,282          17,433            17,870          17,264
                                                 =============    ============     =============   =============
      Diluted                                           19,651          18,583            19,162          18,492
                                                 =============    ============     =============   =============





            See notes to condensed consolidated financial statements

                                 PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                             JUNE 30,            SEPTEMBER 30,
                                                                                               2000                 1999
                                                                                       --------------------------------------------
                              ASSETS
Current assets:
    Cash and cash equivalents                                                             $       5,671          $     15,906
    Short-term investments                                                                        3,051                17,224
    Accounts receivable, net of allowance of $909
      and $1,164, respectively                                                                  110,932                69,318
    Inventories                                                                                 169,467                79,017
    Deferred income taxes                                                                         8,388                 6,370
    Prepaid expenses and other                                                                    4,291                 3,562
                                                                                          -------------          ------------

      Total current assets                                                                      301,800               191,397
Property, plant and equipment, net                                                               62,424                35,868
Goodwill, net                                                                                    26,407                     -
Other                                                                                             2,623                 2,371
                                                                                          -------------          ------------

      Total assets                                                                        $     393,254          $    229,636
                                                                                          =============          ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                     $       6,460          $         10
    Accounts payable                                                                            113,304                55,928
    Customer deposits                                                                             8,707                 8,650
    Accrued liabilities:
      Salaries and wages                                                                         14,444                 9,820
      Other                                                                                      12,731                 6,578
                                                                                          -------------          -------------

      Total current liabilities                                                                 155,646                80,986

Long-term debt                                                                                   46,893                   142
Deferred income taxes                                                                               477                   215
Other liabilities                                                                                 2,531                 1,890

Stockholders' equity:
    Preferred stock $.01 par value, 5,000, shares authorized,
       none issued or outstanding                                                                     -                     -
    Common stock, $.01 par value, 60,000 shares authorized
       18,350 and 17,545 issued and outstanding, respectively                                       184                   175

    Additional paid-in capital                                                                   63,119                51,425
    Retained earnings                                                                           124,404                94,803
                                                                                          -------------           -----------

                                                                                                187,707               146,403
                                                                                          -------------            ----------

      Total liabilities and stockholders' equity                                          $     393,254           $   229,636
                                                                                          =============           ===========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                        NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ----------------------------------
                                                                                        2000            1999
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  28,023        $  16,815
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                                      10,630            7,153
    Deferred income taxes                                                              (1,798)          (1,721)
    Changes in assets and liabilities:
       Accounts receivable                                                            (28,684)           3,306
       Inventories                                                                    (75,202)          (8,429)
       Prepaid expenses and other                                                        (300)          (3,798)
       Accounts payable                                                                49,058            7,395
       Customer deposits                                                                   57              650
       Accrued liabilities                                                              9,811              863
       Other                                                                              423             (201)
                                                                                    ---------        ---------

         Cash flows (used in) provided by operating activities                         (7,982)          22,033
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments                                                               (48,042)        (152,506)
Maturity of investments                                                                62,215          127,512
Payments for property, plant and equipment                                            (24,771)          (9,815)
Payments for business acquisition                                                     (54,399)               -
Other                                                                                      51              176
                                                                                    ---------        ---------

         Cash flows used in investing activities                                      (64,946)         (34,633)
                                                                                    ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                     96,495                -
Payments on debt                                                                      (45,505)            (788)
Proceeds from exercise of stock options                                                 5,697            2,933
Tax benefit from stock options exercised                                                6,006            3,873
Issuance of common stock                                                                    -              649
Treasury stock purchased                                                                    -           (1,159)
Treasury stock reissued                                                                     -            1,372
                                                                                    ---------        ---------

         Cash flows provided by financing activities                                   62,693            6,880
                                                                                    ---------        ---------

Net decrease in cash and cash equivalents                                             (10,235)          (5,720)
                                                                                    ---------        ---------

Cash and cash equivalents:
       Beginning of period                                                             15,906           24,106
       Effect of SeaMED excluded period                                                     -            2,027
                                                                                    ---------        ---------
       End of period                                                                $   5,671        $  20,413
                                                                                    =========        =========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000 and the results of its operations and its cash flows for the three months and nine months ended June 30, 2000 and 1999.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                             June 30,                       September 30,
                                               2000                            1999
                                             --------                       --------
         Assembly parts                      $114,650                       $ 40,616
         Work-in-process                       49,149                         27,145
         Finished goods                         5,668                         11,256
                                             --------                       --------
                                             $169,467                       $ 79,017
                                             ========                       ========

NOTE 3 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                          Three Months Ended                 Nine Months Ended
                                                              June 30,                             June 30,
                                                   -------------------------------- --------------------------------
                                                         2000             1999              2000             1999
                                                         ----             ----              ----             ----

BASIC EARNINGS PER SHARE:
    Net income                                      $  10,418            $  3,726        $   28,023            $16,815
                                                    =========            ========        ==========            =======


    Weighted average shares outstanding                18,282              17,433            17,870             17,264
                                                    =========            ========        ==========            =======


BASIC EARNINGS PER SHARE                            $    0.57            $   0.21        $     1.57            $  0.97
                                                    =========            ========        ==========            =======


DILUTED EARNINGS PER SHARE:
    Net income                                      $  10,418            $  3,726        $   28,023            $16,815
                                                    =========            ========        ==========            =======


   Weighted average shares outstanding                 18,282              17,433            17,870             17,264
      Effect of dilutive securities:
        Stock options                                   1,369               1,150             1,292              1,228
                                                    ---------            --------        ----------            -------

      Diluted weighted average shares outstanding      19,651              18,583            19,162             18,492
                                                    =========            ========        ==========            =======

DILUTED EARNINGS PER SHARE                          $    0.53            $   0.20        $     1.46            $  0.91
                                                    =========            ========        ==========            =======


NOTE 4 - MERGER AND ACQUISITIONS

         Merger: In July 1999, the Company completed its merger with SeaMED Corporation (SeaMED) in a transaction accounted for as a pooling of interests. Accordingly results for the periods presented for fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED.

         Acquisitions: In September 1999, the Company acquired certain printed circuit board assembly assets in the Chicago, Illinois area, in exchange for cash. In addition, on December 31, 1999 the Company acquired certain printed circuit board assembly assets in the Seattle, Washington area, in exchange for cash. The total purchase price of the net assets acquired in each of the transactions was not material to the assets, stockholders' equity, or the operations of the Company. Both acquisitions were accounted for as purchase transactions, and the results from the operations of the acquired assets are reflected only from the dates of the acquisitions. Pro forma statements of operations reflecting these acquisition are not shown, as they would not differ materially from reported results.

         On April 28, 2000, the Company completed its acquisition of Agility, Incorporated a privately-held, Boston-area electronic manufacturing services provider for stock through the issuance of 374,997 shares of Plexus Corp. common stock. The transaction is being accounted for as a pooling of interests. Pro forma statements of operations reflecting this acquisition are not shown and prior results are not restated, as they would not differ materially from reported results.

         On May 23, 2000, the Company completed its acquisition of the Electronic Manufacturing Services operations (EMS) of Elamex, S.A. de C.V. (Elamex) pursuant to a Stock Purchase Agreement dated March 30, 2000 (Agreement). In accordance with the Agreement, Elamex transferred, on April 1, 2000, specified tangible and intangible assets and certain liabilities of its turnkey EMS operation in Juarez, Mexico to two newly formed corporations. The Company then purchased the stock of these corporations for approximately $53.7 million (USD); subject to adjustment upon the final determination of the net assets of these corporations. The purchase price was paid in cash.

         The Company is accounting for the acquisition of EMS using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of the net assets is approximately $26.4 million and is being amortized over 15 years. The results of EMS's operations subsequent to the date of the acquisition have been included in the Condensed Consolidated Statements of Operations and of Cash Flows for the periods subsequent to May 23, 2000.

         Unaudited pro forma revenue, net income and earnings per share are as follows (amounts in thousands, except per share data):

                                                  Nine months              Nine months
                                                    ended                    ended
                                                June 30, 2000            June 30, 1999
                                                -------------            -------------
         Net sales:
           Plexus                                $ 502,275                  $ 360,180
           EMS                                      36,482                     52,992
                                                 ---------                  ---------
           Total sales                           $ 538,757                  $ 413,172
                                                 =========                  =========

         Net income:
           Plexus                                $  28,023                  $   16,815
           EMS                                        (887)                     (1,041)
                                                 ---------                  ----------
                                                 $  27,136                  $   15,774
                                                 =========                  ==========

         Earnings per share:
           Basic                                 $    1.52                  $     0.91
                                                 =========                  ==========
           Diluted                               $    1.42                  $     0.85
                                                 =========                  ==========

         On July 14, 2000, the Company completed its acquisition of Keltek (Holdings) Limited (Keltek) pursuant to a Share Purchase Agreement dated as of June 26, 2000. Under the agreement, the Company acquired all of the outstanding shares of Keltek for $29.4 million (USD). Of that amount, the Company paid $18.7 million (USD) to Keltek shareholders in cash, assumed obligations of approximately $3.6 million (USD) and issued loan notes with a principal balance of $7.1 million (USD).

         The Company is accounting for the Keltek acquisition using the purchase method of accounting. As a result, the effects of the acquisition will be reflected in the Company's financial statements from and subsequent to the date of acquisition.

NOTE 5 - SEGMENT INFORMATION

         The Company derives its revenue from providing manufacturing services as a single business unit to electronic original equipment manufacturers (OEMs). Approximately 96% of these services are provided to OEMs (or directly to their customers) within North America. The Company expects the percentage of its services to locations outside North America will increase in the near term due to its recent Keltek acquisition.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements requires the Company to implement this bulletin in the fourth fiscal quarter of our fiscal year ending September 30, 2001. The Company has historically recognized revenue in accordance with the provisions of this bulletin and does not anticipate that the adoption of the bulletin will have a material impact on its consolidated financial statements.

NOTE 7 - STOCKHOLDER'S EQUITY
         On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend for one share of common stock for every one share of common stock outstanding. The issuance of the new stock from the 2-for-1 split will be on August 31, 2000 to holders of record as of August 22, 2000. The stock split will increase the number of common shares outstanding to approximately 36.8 million from 18.4 million; outstanding options are also being adjusted to reflect the stock split. Share and per share information will be restated in future SEC filings to reflect the split.

NOTE 8 - RECLASSIFICATIONS
         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

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

GENERAL

         Plexus Corp. is a contract service provider of design, manufacturing and testing services to the electronics industry, headquartered in Neenah, Wisconsin. Through its wholly owned subsidiaries, Plexus Technology Group, Inc., Plexus Electronic Assembly Corporation, Plexus International Services, Inc., SeaMED Corporation, and Agility, Incorporated, the Company provides product realization services to original equipment manufacturers in the networking/telecom, medical, computer (primarily mainframes, servers and peripherals), industrial, and transportation electronics industries. The Company offers a full range of services including product development and design, material procurement and management, prototyping, assembly, testing, manufacturing, final system box build, distribution and after market support.

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

         Since a substantial portion of the Company's sales are derived from turnkey manufacturing, net sales can be negatively impacted by component shortages and their lead-times. Shortages of key electronic components which are provided directly from customers or suppliers and their lead-times can cause manufacturing interruptions, customer rescheduling issues, production downtime and production set-up and restart inefficiencies. From time to time, allocations of components can be an integral part of the electronics industry and component shortages and extended lead-time issues can occur with respect to specific industries or particular components (such as memory and logic devices). In such cases, supply shortages could substantially curtail production of some or all assemblies utilizing a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly for memory and logic devices. Over the past twelve plus months the marketplace for certain electronic components, primarily in the telecommunications and wireless markets (in particular flash memory, tantalum capacitors, and SAW filters), has tightened from recent periods. In addition, recent tightening has occurred with complex, high layer count (12 layers and above) raw printed circuit boards (PCBs). This has resulted in the extension of certain component lead-times, increased pricing and in certain instances has resulted in the allocation of such components by the suppliers. In response to this dynamic environment, the Company has a corporate procurement organization whose primary purpose is to create strong supplier alliances to assure a steady flow of components at competitive prices, and mitigate shortages. The Company has established strategic relationships with international purchasing offices to improve shortage and pricing issues. However, because of the limited number of suppliers for certain electronic components and whether further tightening in the marketplace for components could result in missed deliveries or de-commits from our suppliers, along with other supply and demand concerns, the Company can neither eliminate component shortages nor determine the timing or impact of such shortages on the Company's results. In addition, because we provide our customers component procurement services, we may bear the risk of price increases for these components if we are unable to purchase them at the same price that we agree with our customer on the pricing for the components. As a result, the Company's sales and profitability can be affected from period to period. In order to attempt to mitigate the Company's financial risk of component price increases, the Company regularly reviews and adjusts for price fluctuations with customers.

         Many of the industries for which the Company currently provides electronic products are subject to rapid technological changes, product obsolescence, increased competition, and pricing pressures. In the nine months ending June 30, 2000, less than 4 percent of the Company's total sales were foreign. These and other factors which affect the industries or the markets that the Company serves, and which affect any of the Company's major customers in particular, could have a material adverse effect on the Company's results of operations.

         The Company has no long-term volume commitments from its customers, and lead-times for customer orders and product-life cycles continue to contract. Although the Company obtains firm purchase orders and/or schedules from its customers, they typically do not make firm orders for delivery of products more than 30 to 90 days in advance. The Company does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since orders may be canceled and volume levels can be changed or delayed at any time. The timely replacement of delayed, canceled or reduced programs with new business cannot be assured. In recent periods, an increasing percentage of the Company's sales have been sales to its largest customers, which may increase the Company's dependence upon them. Because of these and other factors, there can be no assurance that the Company's historical sales growth rate will continue. See "Results of Operations -- Net Sales" below for certain factors affecting net sales to the Company's largest customers.

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

         On April 28, 2000, the Company acquired Agility, Incorporated, a privately-held, Boston-area electronic manufacturing services provider. The transaction is being accounted for as a pooling of interests. However, prior results have not been restated, as they would not differ materially from reported results. Agility results are included only for the third fiscal quarter of 2000. The addition of Agility establishes a stronger presence with current New England area customers of Plexus, as well as increases the Company's capacity to assemble complex printed circuit boards with complete box and system build.

         On May 23, 2000, the Company completed its acquisition of the Electronic Manufacturing Services operations (EMS) of Elamex, S.A. de C.V. (Elamex) for cash. The Company is accounting for the acquisition of EMS using the purchase method of accounting, and EMS results are included from the date of acquisition.

         The EMS acquisition represented the Company's initial expansion outside of the U.S. We anticipate that the acquired Mexican operations, located in Juarez, will provide Plexus' existing and potential customers with a proven low-cost labor solution. In addition, EMS acquisition will provide Elamex's existing customers access to the Company's leading-edge engineering, test and technology capabilities.

         On July 14, 2000, the Company completed its previously announced acquisition of Keltek (Holdings) Limited (Keltek). The Company is accounting for the Keltek acquisition using the purchase method of accounting. As a result, the effects of the acquisition will be reflected in the Company's financial statements from and subsequent to the date of acquisition.

         The acquisition provided the Company with its first assembly facilities outside of North America. The acquired Scottish operations are headquartered in Kelso, Scotland and have an additional facility in Maldon, England. The addition of Keltek provides the Company with a presence in Western Europe to service both current and new customers.

         The Company continues to look for opportunities for geographical expansion that will improve the Company's ability to provide services to its customers. Geographical expansion and growth by acquisition can have an effect on the Company's operations. In addition, as the Company expands internationally, foreign expansion could create additional integration issues as a result of differences in foreign laws and customs, as well as distance and other factors affecting international trade. The successful integration and operation of an acquired business, requires communication and cooperation among key managers, along with the transition of customer relationships. Acquisitions also involve risks including the retention of key personnel and customers, the integration of information systems and purchasing operations, the management of an increasingly larger and more geographically dispersed business, and the diversion of management's attention from other ongoing business concerns. In addition, while the Company anticipates cost savings, operating efficiencies and other synergies as a result of its acquisitions, the consolidation of functions and the integration of departments, systems and procedures present significant management challenges. The Company cannot assure that it will successfully accomplish those actions as rapidly as expected. Also, the Company cannot assure the extent to which it will achieve cost savings and efficiencies in any transaction or expansion. There can be no assurance that the Company will successfully manage the integration of new locations or acquired operations, and the Company may experience certain inefficiencies that could negatively impact the results of operations or the Company's financial condition. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

         The acquisition of new operations can introduce new types of risks to the Company's business. For example, additional risk factors specific to SeaMED's business and its operations include financing issues associated with SeaMED's emerging medical customers, Food and Drug Administration (FDA) requirements associated with Class III and pre-market approval (PMA) medical devices designed and manufactured by SeaMED, and the uncertainty of third party reimbursement such as Medicare, private health insurance companies or health maintenance organizations by SeaMED's customers for the cost of their products. Specific risk factors related to the acquisitions of the Juarez, Mexico and Kelso, Scotland operations and other potential foreign acquisitions will include foreign currency exchange, local customs and practices, and management integration challenges.

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

         Other factors that could adversely affect forward-looking statements include the level of overall growth in the electronics industry, the Company's ability to integrate and extract value from acquired operations, the Company's ability to secure new customers and maintain its current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the risk of customer delays or cancellations in both on-going and new programs, the effect of start-up costs related to new programs and facilities, the overall economic conditions, the impact of increased competition, the ability to attract and retain both technical and management personnel and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         In July 1999, the Company completed its merger with SeaMED in a transaction accounted for as a pooling of interests. Accordingly results for the periods presented for fiscal 1999 have been restated to combine the results of operations of both Plexus and SeaMED; the results of other prior acquisitions, which were accounted for using purchase accounting, or using pooling accounting but for which prior periods were not restated are reflected only from the dates of acquisition. The effects of the Keltek acquisition are not yet reflected, as it was completed after June 30, 2000.

NET SALES

         Net sales for the three months ended June 30, 2000, increased 60 percent to $193.2 million from $120.4 million for the same period in the prior fiscal year. Net sales for the nine months ended June 30, 2000, increased 39 percent to $502.3 million from $360.2 million. The increase in net sales was due primarily to steady growth in the networking/telecom and medical sectors from both existing and new customers obtained through internal growth and the Illinois, Massachusetts, Washington and Mexico acquisitions. These acquisitions accounted for slightly more than ten percent of sales in the third quarter of fiscal 2000. The growth in the networking/telecom and medical industries were offset somewhat by a reduction in sales to the computer and transportation industries and reduced sales volumes at its SeaMED subsidiary. The Company believes that its overall sales growth reflects the continuing trend towards outsourcing within the electronics industry.

         Sales for the quarter ended June 30, 2000 and 1999, respectively, by industry were as follows: Networking/telecom 38 percent (28 percent), Medical 26 percent (30 percent), Industrial 18 percent (20 percent), Computer 11 percent (13 percent), Transportation 4 percent (7 percent), and Other 3 percent (2 percent). The Company currently expects the percentage of sales to the Networking/telecom industry to continue to grow in fiscal 2000.

         The Company's largest customers for the quarter ended June 30, 2000 were Lucent Technologies, Inc. (Lucent) and General Electric Company (GE) which accounted for 24 percent and 9 percent of net sales, respectively, compared to the quarter ended June 30, 1999 when Lucent and GE accounted for 23 percent and 14 percent of net sales, respectively. The Company's largest customers for the nine months ending June 30, 2000 were Lucent and GE which accounted for 24 percent and 11 percent of net sales, respectively, compared to the nine months ending June 30, 1999 when Lucent and GE accounted for 19 percent and 13 percent of net sales, respectively. No other customers accounted for more than 10 percent of the Company's sales for the three or nine months ended June 30, 2000 or 1999. Sales to the Company's ten largest customers accounted for 67 percent of sales for the nine months ended June 30, 2000 compared to 64 percent for the same period in fiscal 1999 and 61 percent for all of fiscal 1999. As with most of its customers, sales to the Company's largest customers may vary from time to time depending upon the size and timing of customer program commencement, termination, modifications and transitions. For example, in reviewing anticipated future program changes over the next six to nine months for Lucent, the Company believes that sales to Lucent may decrease somewhat, even though Lucent should remain a 10 percent plus customer. The Company remains dependent upon continued sales to Lucent, GE and its other significant customers. Any material change in orders from these or other customers could have a material effect on the Company's results of operations.

GROSS PROFIT

         Gross profit increased to $28.0 million, or 104 percent, for the three months ended June 30, 2000 from $13.7 million for the same period in the prior fiscal year. The gross profit for the nine months ended June 30, 2000 increased 51 percent to $71.7 million from $47.4 million for the nine months ended June 30, 1999. The gross margin increased from 11.4 percent for the three months ended June 30, 1999 to 14.5 percent for the three months ended June 30, 2000. The gross margin for the nine months ended June 30, 2000 was 14.3 percent, compared to 13.2 percent for the nine months ended June 30, 1999. The gross margin increase was primarily the result of the fiscal 1999 periods including a $2.2 million one time SeaMED merger-related charge related to the write down of obsolete inventory and a loss on an engineering contract.

         Most of the research and development conducted by the Company is paid for by customers and is, therefore, included in cost of sales. Other research and development is conducted by the Company, but is not specifically identified, as the Company believes such expenses are less than 1 percent of its total sales.

         The Company's gross margin also reflects a number of factors which can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customer's products and competition within the electronics business. Overall gross margins continue to be affected by SeaMED's reduced sales volume, the effect of which may continue until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume, or until sales volumes increase. In addition, gross margins resulting from the EMS and Keltek acquisitions are expected to be below Plexus' historical operating margins. These and other factors can cause variations in the Company's operating results. While the Company's focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods. Gross margins are expected to decrease in the near-term due to the recent acquisitions.

OPERATING EXPENSES

         Selling and administrative (S&A) expenses increased to $9.3 million for the three months ended June 30, 2000, compared to $7.1 million for the comparable prior fiscal year period. S&A expenses for the nine months ended June 30, 2000 and 1999 were $24.5 million and $19.9 million, respectively. As a percentage of sales, S&A expenses were 4.8 percent and 4.9 percent for the three and nine months ended June 30, 2000 compared to 5.9 percent and 5.5 percent for the three and nine months ended June 30, 1999, respectively. S&A expenses were
5.4 percent for all of fiscal 1999. The increases in absolute dollars reflect the Company's planned increases in its sales and marketing efforts and information systems support, while the decrease as a percentage of sales was attributable to the increased leverage of additional sales. The Company anticipates that future S&A expenses will increase in absolute dollars but remain approximately 5.0 percent of sales, as the Company continues to expand these support areas.

         Acquisition costs of $1,062,000 for both the three and nine months ended June 30, 2000 related to costs associated with the Agility and EMS acquisitions.

         Plant closing, relocation and severance costs of $528,000 and $765,000 for the three and nine months ended June 30, 1999, respectively, relate to the plant closing, relocation costs and staff reduction at the Company's SeaMED subsidiary, prior to its agreement to be acquired by the Company, due to reduced sales volume.

INCOME TAXES

         Income taxes increased to $7.1 million and $18.8 million for the three and nine months ended June 30, 2000 compared to $2.9 million and $11.4 million in the comparable period in fiscal 1999, as a result of increased earnings. The Company's effective income tax rate has remained constant at approximately 40 percent. These rates approximate the blended Federal and state statutory rate as a result of all of the Company's operations currently being located within the United States.

         The effective tax rate has increased slightly upon the completion of the Mexican acquisition and is expected to increase again in the fourth quarter of 2000, however the overall impact is not expected to be material to the Company. In fiscal year 2001, the Company expects the effective tax rate to decrease as foreign operations increase.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities were $8.0 million for the nine months ended June 30, 2000 compared to operating cash flows providing $22.0 million in the comparable period in fiscal 1999. Cash from operations was used primarily by increases in accounts receivable and inventory to support increased sales offset by increases in net income, accounts payable and accrued liabilities. The increase in the Company's inventory levels are due to the Company's decision to support anticipated future sales growth, as well as to maintain an ample supply of components going forward in view of the tightening of certain component markets. The increase also reflects lower inventory turns at the new Mexican operations. As a result, during the quarter, annualized inventory turnover decreased to 3.9 turns as of June 30, 2000, from 6.7 turns as of June 30, 1999 and from 6.2 turns for all of fiscal 1999. Due to the increase in sales for both the three month and nine month periods ended June 30, 2000, accounts receivable and accounts payable have increased significantly.

         Cash flows used in investing activities totaled $64.9 million for the nine months ended June 30, 2000 were for the payments for the Mexican operations acquisition, purchases of short-term investments, payments for additional property, plant and equipment and were offset by the maturity of short-term investments.

         The Company utilizes available cash, debt and operating leases to fund its operational needs. The Company utilizes operating leases primarily in situations where technical obsolescence concerns are determined to out weigh the benefits of financing the equipment purchase. Absent significant acquisitions, the Company estimates capital expenditures for fiscal 2000 to be approximately $50 million, including the expansion to its Neenah, Wisconsin engineering facility currently in progress, the purchase of an existing manufacturing facility in Appleton, Wisconsin, and the purchase of additional equipment for existing locations. The Company also currently expects fiscal 2001 capital expenditures to increase to approximately $60 million to support anticipated sales growth. This includes planned expansions at its manufacturing facilities in Kentucky and Illinois and additional manufacturing equipment. The Company expects to fund these additions and the Keltek acquisition through the use of available cash, short-term investments, cash flows from operations and the amended and restated credit agreement.

         Cash flows provided by the financing activities totaled $62.7 million for the nine months ended June 30, 2000, primarily representing the proceeds from debt and proceeds from the exercise of stock options (including the related tax benefit) and were offset by payments on debt. The ratio of total debt-to-equity as of June 30, 2000 was 1.1 to 1 and 0.6 to 1 as of June 30, 2000 and September 30, 1999, respectively.

         On June 15, 2000, the Company entered into an amended and restated credit agreement which provides the Company with a $100 million credit facility. On July 24, 2000, the Company also entered into a demand note agreement for an additional $20 million of available credit. On July 31, 2000, the Company had approximately $89 million of outstanding debt on the credit facility. Because the Company's cash needs have increased significantly, the Company expects to renegotiate and increase the size of its credit agreements with its banks in the near term so as to provide sufficient funding levels for anticipated working capital needs to support growth, significant expansion of its current facilities and for potential additional acquisitions. The Company's credit facilities, its leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet its working capital and capital requirements through fiscal 2000 and the foreseeable future. As the Company reviews its capital needs, the Company may seek to raise additional capital through the issuance of either public or private equity securities to finance anticipated future growth.

         While there can be no assurance that future financing will be available on terms acceptable to the Company, the Company may seek to raise additional capital through the issuance of either public or private debt or equity securities to finance future acquisitions. Debt financing may require the Company to pledge assets as collateral. Equity financing may result in dilution to stockholders. Failure to arrange additional financing could affect the Company's ability to continue to expand its operations.

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

         The Company has financial instruments, including cash equivalents, short-term investments and long-term debt arrangements, which are sensitive to changes in interest rates. The Company currently does not use any interest-rate swaps or other types of derivative financial instruments to limit its sensitivity to changes in interest rates because of the relatively short-term maturities (from one day to less than one year) of its cash equivalents and short-term investments. The Company is currently evaluating its current interest rates on long-term debt outstanding. The Company invests in high credit quality issuers and, by policy, limits the amount of principal exposure to any one issuer.

         The Company does not believe there have been any material changes in the reported market risks faced by the Company since the end of its most recent quarter June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 28, 2000, Plexus issued 374,997 shares of its common stock, $.01 par value, in a private placement transaction pursuant to Section 4(2) of the Securities Act and Regulation D thereunder. The shares of Plexus common stock were issued to the six shareholders of Agility, Incorporated in connection with Plexus' acquisition of Agility, in exchange for the entire outstanding equity of Agility.

         On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend for one share of common stock for every one share of common stock outstanding. The issuance of the new stock from the 2-for-1 split will be on August 31, 2000 to holders of record as of August 22, 2000. The stock split will increase the number of common shares outstanding to approximately 36.8 million from 18.4 million; outstanding options are also being adjusted to reflect the stock split. Share and per share information will be restated in future SEC filings to reflect the split.


ITEM 5.  OTHER INFORMATION

         The Company has been named, along with several hundred other parties, as defendant in an action by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. Lemelson also has pending litigation with a number of the Company's competitors and electronics original equipment manufacturers. Prior to the suit, Plexus was evaluating Lemelson's claim, but Plexus had not yet determined if, or to what extent, a license from Lemelson would be required. If a license is required, based upon Plexus' understanding of the terms of similar licenses to other parties, the Company believes (but cannot be certain) that a license could be obtained on terms that would not have a material adverse effect on the Company. However, if a license fee is paid in the future, that could affect the results for the period or periods in which payment is made or accrued. Additionally, the Company believes that it may be contractually indemnified by the companies from which the Company purchased the machine vision and bar code technology equipment, although certain of those manufacturers have disputed the Company's indemnification claims. Plexus has not yet determined whether the fact of the commencement of litigation will affect its position. The Company has chosen to provide information on this matter, in part to update prior disclosures, even though it does not believe that this matter will have a material affect on the Company. On August 1, 2000, Plexus was formally served with a summons and complaint for the Lemelson claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                           Exhibit 10.1 - Demand Note date July 24, 2000
                           Exhibit 27 - Financial Data Schedules

           (b)    Reports on Form 8-K


                  Plexus filed two reports on Form 8-K during the third quarter of fiscal 2000, both reporting acquisitions under Item 2 of Form 8-K, as follows:

                  1. Dated April 28, 2000, reporting its acquisition of Agility, Incorporated.

                  2. Dated May 23, 2000, reporting its acquisition of the turnkey electronic contract manufacturing operations, of Elamex, S.A. de. C.V. (the "Elamex Operations"). Amendment No. 1 to that report was filed on August 7, 2000, to provide financial statements that were not available at the time of the initial filing. The financial statements filed pursuant to Item 7 of Form 8-K were:

                           Elamex Operations:

                           Audited Financial Statements:

                                    Independent Auditors' Report
                                    Balance Sheet at December 31, 1999
                                    Statement of Income and Changes in Parent
                                           Company's Investment and Net Advances
                                           for the year ended December 31, 1999
                                    Statement of Cash Flows for the year ended
                                           December 31, 1999
                                    Notes to Financial Statements

                           Unaudited Condensed Interim Financial Statements:

                                    Statements of Operations for the quarters
                                            ended March 31, 2000 and 1999
                                    Balance Sheets at March 31, 2000 and
                                            December 31, 1999
                                    Statements of Cash Flows for the quarters
                                            ended March 31, 2000 and 1999
                                    Notes to Unaudited Condensed Financial
                                            Statements

                           Plexus pro forma:

                           Unaudited Pro Forma Condensed Combined Financial
                           Information:

                                    Statement of Operations for the six months
                                            ended March 31, 2000
                                    Statement of Operations for the year ended
                                            September 30, 1999
                                    Balance Sheet at March 31, 2000
                                    Notes to Unaudited Pro Forma Condensed
                                            Combined Financial Statements

                  In addition, after the end of the third fiscal quarter, Plexus filed a Report on Form 8-K dated July 14, 2000, reporting its acquisition of Keltek (Holdings) Ltd., also under Item 2. Further, Plexus' restated credit agreement was filed as an exhibit to the July 14, 2000 report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 8/14/2000                             /s/ Peter Strandwitz
----------                          -----------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO

 8/14/2000                             /s/ Thomas B. Sabol
----------                          -----------------------
  Date                              Thomas B. Sabol
                                    Vice President-Finance &
                                    Chief Financial Officer