Form 10-K405
period 2000-09-30
PLEXUS CORP
filed 2000-12-19
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(mark one)
     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  --------     EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  --------     SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-14824
                                  PLEXUS CORP.
             (Exact Name of Registrant as Specified in its Charter)

            WISCONSIN                                   39-1344447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             55 JEWELERS PARK DRIVE
                          NEENAH, WISCONSIN 54957-0156
                                 (920) 722-3451
         (Address, including zip code, of principal executive offices and
              Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 12, 2000, 40,600,189 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $48.6875 closing sale price on that date, as reported on the NASDAQ National Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers -- does not constitute an admission as to affiliate status) was approximately $1.9 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which
           Document                        Portions of Document are Incorporated
Proxy Statement for 2000 Annual
Meeting of Shareholders                    Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "look forward to," "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the level of overall growth in the electronics industry, the Company's ability to integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the result of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the risk of customer delays or cancellations in both ongoing and new programs, the timing and mix of production, the effect of start-up costs of new programs and facilities, capacity utilization, the effect of economic conditions, the impact of technological changes and increased competition, design and manufacturing deficiencies and other risks detailed herein and in the Company's other Securities and Exchange Commission filings. In addition, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly "General" and "Risk Factors" for a further discussion of factors which could affect future results.

                                     * * *

         Unless otherwise indicated, all share and per share information reported throughout this report has been restated to give effect to Plexus' two-for-one stock splits effective August 31, 2000, and August 25, 1997.


                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support.

         We believe that our broad service offerings with respect to the design and realization of complex, high-end products within the electronics manufacturing services, or EMS, industry provide us with a significant competitive advantage. Through a staff of over 350 product development engineers, we offer a complete menu of engineering services, including digital and analog design, mechanical and industrial design, embedded software design, printed circuit board design, test equipment and software development, product verification and new product introduction services. Our manufacturing services include printed circuit board assembly, product configuration, testing, final product and system box build and after-market support. Throughout the production process, we offer logistics services, such as materials procurement, inventory management, packaging and distribution.

         Our customers include both industry leading OEMs and emerging technology companies. Due to our focus on serving OEMs in high-growth technology and medical sectors, our business is influenced by major technological trends such as the level and rate of development of fiber optics infrastructure, the expansion of network computing and Internet use, and the expansion of outsourcing by OEMs generally.

         Established in 1979, we have approximately 5,600 full-time employees and 18 facilities in 13 locations, totaling approximately 1.4 million square feet. Over the past few years, we have expanded our capacity and geographic reach through a series of strategic acquisitions. Through these transactions, we have enhanced our access to and ability to provide services within important technology corridors in Boston, Chicago and Seattle; established a base in Europe; significantly increased the size and capabilities of our medical services offerings; significantly expanded our capacity with respect to the assembly of configured-to-order wireless products; and acquired proven low-cost manufacturing operations in Mexico.

SERVICES

         Plexus offers a broad range of integrated services that provide customers with a total design, new product introduction and manufacturing solution to take a product from initial design through production to after-market support. Our customers may utilize any or all of the following services and tend to use more of these services as their outsourcing strategies mature:

         Product development and design. We provide comprehensive product development and design and test engineering services. These services include project management, initial feasibility studies, product concept definition, specifications for product features and functions, product engineering specifications, microprocessor selection, circuit design, software design, application-specific integrated circuit design, printed circuit board layout, product housing design, development of test specifications and product validation testing. Through our product development and design services, we provide customers with a complete product design that can be manufactured efficiently.

         Prototyping and new product introduction services. We provide rapid assembly of prototype products within our dedicated, streamlined New Product Introduction Plus centers. We supplement our prototype assembly services with value-added services, including printed circuit board design, materials management, manufacturing defects analysis, analysis of the manufacturability and testability of a design, test implementation and pilot production runs leading to volume production. These services link our engineering organization, our customers' engineering organizations and our volume manufacturing organization. This link facilitates an efficient transition to manufacturing. We believe that these services provide significant value to our customers by accelerating their products' time-to-market schedule.

         Test development and product testing. Because product functionality has driven components and assembly techniques to become increasingly complex, there is a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our internal development of this test equipment allows us to rapidly implement test solutions and efficiently test printed circuit assemblies, subassemblies and product and system assemblies. We also develop and utilize specialized equipment that allows us to environmentally stress test products during functional testing to assure reliability. We believe that the design and production of test equipment is an important factor in our ability to provide technology-driven products of consistent and high quality.

         Manufacturing and assembly. We provide turnkey manufacturing services for a variety of electronic products to diverse industries. These services include developing and implementing a materials strategy that meets customers' demand and flexibility requirements, assembling printed circuit assemblies utilizing a wide range of assembly technologies, building and configuring final product and system boxes and testing assemblies to meet customers' requirements. We have the expertise to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These complex products are typically configured to fulfill unique customer requirements and many are shipped directly to our customers' end users. In addition, we have developed special processes and tools to meet industry-specific requirements. Among these are the tools and processes to assemble finished medical devices that meet U.S. Food and Drug Administration Quality Systems Regulation requirements and similar regulatory requirements of other countries.

         After-market support. We provide service support for manufactured products. In this context, supported products, which may or may not be under the customer's warranty, may be returned for repairs or upgrades at the customer's discretion.

RECENT COMBINATIONS AND ACQUISITIONS

         Since fiscal 1998, we have completed six acquisitions that have added facilities totaling approximately 539,000 square feet and over 2,400 new employees. We have actively pursued combinations and acquisitions to expand our geographic reach, increase our design, engineering and manufacturing capability and breadth of service offerings and strengthen and broaden our customer relationships. Since fiscal 1998, we have completed the following acquisitions:

                  ACQUIRED COMPANY/                    FACILITIES
DATE                  OPERATIONS                     SQUARE FOOTAGE    EMPLOYEES        LOCATION(S)
----              -----------------                  ---------------   ---------        -----------
July 2000         Keltek (Holdings) Limited              77,000           461           Kelso, Scotland
                                                                                        Maldon, England

May 2000          Turnkey electronics                   250,000         1,394           Juarez, Mexico
                  manufacturing operations of
                  Elamex, S.A. de C.V.

April 2000        Agility, Incorporated                  25,000            98           Ayer, Massachusetts

December 1999     Printed circuit board operations           --            45           Everett, Washington (1)
                  of Intermec Technologies
                  Corporation

September 1999    Printed circuit board operations       25,000           125           Wheeling, Illinois
                  of Shure, Incorporated

July 1999         SeaMED Corporation                    162,000           301           Bothell, Washington

--------------
(1)  Combined with our existing Bothell, Washington, operations.

         In addition, Plexus has recently announced its pending acquisition of e2E Corporation ("e2E"), a privately held printed circuit board design and engineering service provider for electronic OEMs. This acquisition will expand Plexus' industry leading product realization services by adding more than 100 engineers/designers in seven domestic design centers, including: Hillsboro, Oregon; Nashua, New Hampshire; San Diego, California; and Dallas, Texas; as well as international design centers in Melrose, Scotland, and Tel Aviv, Israel. Plexus will exchange approximately $20.6 million of its common stock for all the outstanding capital stock of e2E. This merger will be accounted for as a pooling of interest. The transaction is expected to be completed in December 2000, but is subject to customary closing conditions. The debt of e2E is estimated to be approximately $3.1 million at the time of the closing.


CUSTOMERS AND INDUSTRIES SERVED

         We provide services to a wide variety of customers, ranging from large multi-national companies to smaller emerging technology companies, including start-ups. During fiscal 2000, we provided services to approximately 140 customers. Because of the variety of services we offer, our flexibility in design and manufacturing and our ability to respond to customer needs in a timely fashion, we believe that we are well positioned to offer our services to customers in most market segments. For many customers, we serve both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in manufacturing capacity and optimizing total product cost.

         Lucent Technologies Inc. ("Lucent") and General Electric Company ("GE") represented over 10 percent of our net sales for the periods set forth below:

                                             PERCENTAGE OF NET SALES
                                                  FISCAL YEAR
CUSTOMER                         2000                1999                1998
--------                         ----                ----                ----
Lucent Technology                 23%                 16%                  *
General Electric                   *                  12%                  *

--------------
*represents sales less than 10 percent

         Many of our large customers, including Lucent and GE, contract independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to one such subsidiary, division, facility or location are not dependent on sales to others. Although the complete loss of any major customer could have a significant negative impact on us, we do not believe the loss of all divisions, subsidiaries, facilities or locations of a major customer to be likely.

         We provided services within the following industries in the following proportions:

                                               PERCENTAGE OF NET SALES
                                                    FISCAL YEAR
                                     -----------------------------------------
INDUSTRY                             2000              1999               1998
--------                             ----              ----               ----
Networking/Datacommunications        36%                24%                15%
Medical                              27%                31%                29%
Industrial                           19%                23%                20%
Computer                             10%                14%                23%
Transportation/Other                  8%                 8%                13%


MATERIALS AND SUPPLIERS

         We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components such as application-specific integrated circuits, semi-conductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. These components range from standard to highly customized and they vary widely in terms of market volatility and price.

         From time to time, allocation of components becomes an integral part of the electronics industry, and component shortages can occur with respect to particular components. In response, we actively manage our business in a way that minimizes our exposure to materials and component shortages. We have developed a corporate procurement organization whose primary purpose is to create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and can influence what components are used in some new products, components manufacturers often provide us with a greater amount of materials and components, even during shortages. We have also established and continue to expand strategic relationships with international purchasing offices, and we attempt to leverage our design position with suppliers. Beyond this, we have undertaken a series of flexibility initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and similar efforts. All of these undertakings seek to improve our overall supply chain flexibility and to accommodate our growth plans.


SALES AND MARKETING

         We market our services primarily through our sales and marketing organization of approximately 65 people, which includes salespeople, strategic customer managers, technology specialists and advertising and other corporate communications personnel. Our sales and marketing efforts focus on generating new customers and pursuing profitable opportunities. We use our ability to provide a full range of product realization services as a marketing tool, and our technology specialists participate in marketing through direct customer contact and participation in industry symposia and seminars. Our sales force is integrated with the rest of our business and is aligned geographically within important technology corridors. We support our sales and marketing efforts with in-depth industry research.


COMPETITION

         The market for the products and services we provide is highly competitive. We compete primarily on the basis of engineering, testing and production capabilities, technological capabilities and the capacity for responsiveness, quality and price. There are many competitors in the electronics design and assembly industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors compete only in narrow, specific areas of our business. We also compete against companies that design or manufacture items in-house rather than by outsourcing. In addition, we compete against foreign, low-labor-cost manufacturers. This foreign, low-labor-cost competition tends to focus on commodity and consumer-related products, which is not our primary focus.


PATENTS AND TRADEMARKS

         The Company does not own any material patents or copyrights. The Company owns the servicemarks "Plexus," "Plexus, The Product Realization Company," and "SeaMED." The Company has applied for (and is using) the servicemarks "ProtoCenter" and "NPI Plus."

         Plexus has arranged with another company to offer product development services relating to a 5GHz radio which Plexus developed for this company. The radio has potential use in a variety of products, particularly RF/wireless video products. Plexus made these arrangements in connection with the design services provided to the other company. While Plexus does not have exclusive rights to the 5GHz radio, Plexus could generate revenue through the design and manufacturing of products utilizing the radio. Production and sale of any such products utilizing this technology has not yet commenced. In addition, there can be no assurance that Plexus' customers will be able to successfully commercialize products utilizing this technology.

         Plexus (along with hundreds of other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. Plexus and many other defendants have requested a stay of the action pending developments in other Lemelson litigation. If a judgment is rendered and/or a license fee is required in the future, that could affect the results for the period or periods in which payment is made or accrued. Additionally, Plexus believes that it may be contractually indemnified by the companies from which Plexus purchased the machine vision and bar-code technology equipment.

         To augment its management information systems, in the first quarter of fiscal 2001, Plexus entered into a license agreement with JD Edwards for enterprise resource planning ("ERP") software and systems to enhance and standardize Plexus' ability to translate information from production facilities into financial and managerial reporting. Because of the very recent execution of the license, the conversion timetable has not yet been finalized (and will be subject to change); however, Plexus has begun developing its global model as well as a pilot conversion. The conversion process is expected to continue for approximately two to three years to convert all current sites and business units.


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


EMPLOYEES

         Our employees are one of our primary strengths, and we make considerable efforts to maintain a well-qualified staff. As we have grown, we have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development for employees with management and technical potential for advancement. We invest heavily in training at all levels to ensure that employees are well trained. We operate a policy of involvement and consultation with employees in every facility and strive for continuous improvement at all levels.

         As of December 1, 2000, we employed approximately 5,600 full-time employees. Given the growth of our business and the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor. In Europe, approximately 60 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases they may last two or more years. None of our employees in the United States and Mexico is covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.


ITEM 2.  PROPERTIES

         Our facilities comprise an integrated network of technology and manufacturing centers, with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 1.4 million square feet of capacity. This includes approximately 1.0 million square feet in the United States, approximately 250,000 square feet in Mexico and approximately 102,000 square feet in Europe. We are also undertaking expansion projects to expand significantly several of our existing facilities. The geographic diversity of our technology and manufacturing centers allows us to offer services from locations near our customers and major electronics markets. We believe that this approach reduces material and transportation costs, simplifies logistics and communications and improves inventory management. This enables us to provide customers with a more complete, cost-effective solution.

         Our facilities are described in the following table:

LOCATION                    TYPE                  SIZE (SQ. FT.)    OWNED/LEASED
--------                   ---------              --------------    ------------
Neenah, Wisconsin (1)      Manufacturing             223,000           Leased
Neenah, Wisconsin (1)      Manufacturing             110,000           Owned
Juarez, Mexico (1)         Manufacturing             250,000           Leased
Kelso, Scotland (2)        Manufacturing              57,000           Leased
Richmond, Kentucky (3)     Manufacturing              45,000           Owned
Maldon, England            Manufacturing              40,000           Owned
Wheeling, Illinois (4)     Manufacturing              25,000           Leased

Appleton, Wisconsin (5)    NPI Plus Center            67,000           Owned
Ayer, Massachusetts        NPI Plus Center            65,000           Leased
Bothell, Washington        NPI Plus Center            60,000           Leased
Redmond, Washington        NPI Plus Center            21,000           Leased
Blaine, Minnesota          NPI Plus Center            14,000           Owned
Milpitas, California       NPI Plus Center             5,000           Leased

Neenah, Wisconsin          Engineering               105,000           Owned
Bothell, Washington        Engineering                81,000           Leased
Louisville, Colorado       Engineering                16,000           Leased
Raleigh, North Carolina    Engineering                14,000           Leased
Kelso, Scotland            Engineering                 5,000           Leased

Neenah, Wisconsin          Office/Warehouse          100,000           Leased
El Paso, Texas             Office/Warehouse           13,000           Leased
Blaine, Minnesota          Office/Warehouse            5,200           Leased

Redmond, Washington (6)    Other                      60,000           Leased
Bothell, Washington (6)    Other                      10,000           Leased
Kelso, Scotland (2)        Other                      37,000           Owned

(1)  Includes more than one building.

(2) The Kelso operations recently moved into a new 57,000-square-foot facility. We currently anticipate disposing of the 37,000-square-foot facility previously utilized for these operations.

(3) We are expanding this facility by approximately 55,000 square feet, which is expected to be completed by November 2001.

(4) These operations are moving to a new 135,000-square-foot leased facility, which is expected to be completed by October 2001.

(5) We acquired this facility in July 2000 and expect operations to commence in December 2000.

(6) These buildings are being subleased to an unrelated third party and not used in our business operations.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings required to be disclosed herein to which the Company is a party of or which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth our executive officers, their ages and the positions currently held by each person:

NAME                      AGE       POSITION
-----                     ---       --------
Peter Strandwitz           63       Chairman, Chief Executive Officer and Director
John L. Nussbaum           58       President, Chief Operating Officer and Director
Dean A. Foate              42       Executive Vice President and Director
Thomas B. Sabol            41       Senior Vice President and Chief Financial Officer
Joseph D. Kaufman          43       Vice President, Secretary and General Counsel
Lisa M. Kelley             34       Vice President - Finance, Treasurer and Chief
                                    Accounting Officer
J. Robert Kronser          41       Vice President - Sales and Marketing
Paul A. Morris             39       Vice President - Information Systems Development
Charles C. Williams        64       Vice President

Peter Strandwitz is a co-founder of Plexus and has served as Chairman of the Board, Chief Executive Officer and a director since 1979.

John L. Nussbaum is a co-founder of Plexus and has served as President and a director since 1980, and Chief Operating Officer since 1996.

Dean A. Foate joined Plexus in 1984 and has served as President of Plexus Technology Group since 1995, Executive Vice President of Plexus since 1999 and a director since March 2000.

Thomas B. Sabol joined Plexus in 1996 and has served as Senior Vice President since May 2000. Previously, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation and before that as Business Assurance Manager for Coopers & Lybrand.

Joseph D. Kaufman joined Plexus in 1986 and has served as Vice President, Secretary and General Counsel of Plexus since 1990.

Lisa M. Kelley joined Plexus in 1992. Positions held within Plexus included Manager, Subsidiary Controller and Corporate Controller. Since 1998, Ms. Kelley has served as Treasurer. In May 2000, Ms. Kelley became Vice President - Finance.

J. Robert Kronser joined Plexus in 1981 serving in various engineering roles. From 1993 to 1999, Mr. Kronser managed the Advanced Manufacturing Center. Since May 1999, Mr. Kronser has served as Vice President of Sales and Marketing.

Paul A. Morris joined Plexus in 1984. Positions held within Plexus include Subsidiary Controller and Corporate Controller. Since May 2000, Mr. Morris has served as Vice President of Information Systems Development.

Charles C. Williams joined Plexus in 1982 and has been a Vice President since 1989.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


         For the years ended September 30, 2000 and 1999, the Company's Common Stock has traded on the NASDAQ National Market System. The price information below represents high and low sale prices for each period.

Fiscal Year Ended September 30, 2000        Fiscal Year Ended September 30, 1999
------------------------------------        ------------------------------------
                    High        Low                             High        Low
                   ------     ------                           ------     ------
First Quarter      $24.50     $12.22        First Quarter      $17.38     $ 8.50
Second Quarter     $37.00     $20.22        Second Quarter     $20.13     $12.81
Third Quarter      $57.63     $26.00        Third Quarter      $17.38     $13.38
Fourth Quarter     $81.00     $43.38        Fourth Quarter     $17.19     $13.94


         As of December 12, 2000, there were approximately 528 shareholders of record.

         The Company has not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1)
(dollars in thousands, except per share amounts)

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------
                                                 2000          1999         1998         1997         1996
                                              ---------     ---------    ---------    ---------    ---------
OPERATING STATEMENT DATA
Net sales                                     $ 751,639     $ 492,414    $ 466,795    $ 438,565    $ 342,254
Gross profit                                    107,164        66,409(3)    60,147       51,232       31,160
Gross margin                                      14.3%         13.5%        12.9%        11.7%         9.1%
Operating income                                 69,870(2)     34,428(3)    36,393       30,769       15,614
Operating margin                                   9.3%          7.0%         7.8%         7.0%         4.6%
Net income                                       40,196(2)     20,311(3)    22,937       18,893        8,350
Earnings per share (diluted)                  $    1.04(2)  $    0.55(3) $    0.63    $    0.54    $    0.26


CASH FLOW STATEMENT DATA
Cash flows (used in) provided by operations   $ (51,392)    $  19,727    $  33,520    $  18,347    $  28,947
Capital equipment additions                      44,228        18,196       11,997       13,488        5,636


BALANCE SHEET DATA
Working capital                               $ 213,596     $ 110,411    $  91,159    $  70,544    $  55,683
Total assets                                    515,608       229,636      184,354      152,453      122,301
Long-term debt                                  141,409           142        2,587        3,516       16,658
Shareholders' equity                            209,362       146,403      115,863       89,404       53,788
Return on average assets                          10.8%          9.8%        13.6%        13.8%         6.8%
Return on average equity                          22.6%         15.5%        22.3%        26.4%        16.8%
Inventory turnover ratio                           4.4x          6.2x         7.1x         6.6x         5.6x


(1) As a result of the fiscal 1999 merger with SeaMED Corporation ("SeaMED"), prior historical results have been restated utilizing the pooling of interests method of accounting. Historical results have not been restated for the fiscal 2000 merger with Agility, Incorporated ("Agility") as they would not differ materially from reported results. See Notes 1 and 8 in the Notes to Consolidated Financial Statements.

(2) In connection with the acquisitions of Agility, Keltek (Holdings) Limited ("Keltek"), and the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations"), the Company recorded one-time merger and acquisition-related charges of $1.1 million ($0.9 million after-tax). Excluding these charges, operating income would have been $71 million (9.4% of sales), net income would have been $41.1 million (5.5% of sales) and diluted earnings per share would have been $1.06.

(3) In connection with the acquisition of SeaMED, the Company recorded merger and other one-time related charges of $7.7 million ($6.0 million after-tax). Excluding these charges, gross profit would have been $68.6 million (13.9% of sales), and operating income would have been $42.1 million (8.6 % of sales). Net income excluding this charge would have been $26.3 million (5.3% of sales), and diluted earnings per share would have been $0.71.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Plexus provides product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 14.

         We provide contract manufacturing services on either a turnkey basis, where we procure some or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of our net sales. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and our net sales. Due to the nature of turnkey manufacturing, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs and the degree of automation used in the assembly process.


MERGERS AND ACQUISITIONS

         On July 14, 2000, we acquired all of the outstanding capital stock of Keltek, headquartered in Kelso, Scotland, with an additional facility in Maldon, England. We accounted for the acquisition of Keltek using the purchase method of accounting. The results of Keltek's operations have been included in our results from the date of acquisition. The acquisition of Keltek provides us with a presence in Western Europe to serve both current and new customers.

         On May 23, 2000, we completed our acquisition of the Mexico turnkey operations located in Juarez, Mexico. We accounted for this acquisition using the purchase method of accounting, and the Mexico turnkey operations' results are included in our results from the date of acquisition. We anticipate that the Mexico turnkey operations will provide our existing and potential customers with a proven low-cost-labor solution for many of our product realization services. In addition, the acquisition provides the existing customers of the Mexico turnkey operations with access to our engineering, test and technology capabilities.

         On April 28, 2000, we acquired Agility, a privately held, Boston-based EMS provider. The transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. Agility's results are included only for the last six months of fiscal 2000. The addition of Agility establishes a stronger presence with our current East Coast customers and increases our capacity to assemble complex printed circuit boards with complete final product and system box build.

         On December 31, 1999, we acquired certain printed circuit board assembly manufacturing assets in the Seattle, Washington, area from an unrelated party. The acquisition was accounted for as a purchase transaction and the results from operations of the acquired assets are reflected only from the date of acquisition.

         Plexus had recently announced its pending acquisition of e2E, a privately held printed circuit board design and engineering service provider for electronic OEMs. Plexus will exchange approximately $20.6 million of its common stock for all the outstanding capital stock of e2E. This merger will be accounted for as a pooling of interest; however, prior results are not expected to be restated as they would not differ materially from reported results. The transaction is expected to be completed in December 2000, but is subject to customary closing conditions. The debt of e2E is estimated to be approximately $3.1 million at the time of the closing.


RESULTS OF OPERATIONS

         Net sales. Net sales for the year ended September 30, 2000, increased 53 percent to $752 million from $492 million for the year ended September 30, 1999. This increase was due primarily to growth in the networking/ datacommunications and medical industries from both existing and new customers obtained through internal growth and through our acquisitions. Our acquisitions during fiscal 2000 accounted for slightly more than 9 percent of sales for the year ended September 30, 2000. The growth in the networking/datacommunications and medical industries was offset somewhat by a reduction in sales to the transportation industry and reduced sales volumes at our Seattle area manufacturing operations. We believe that our overall sales growth reflects the continuing trend toward outsourcing within the electronics industry.

         Sales for the year ended September 30, 1999, increased 5 percent to $492 million from $467 million for the year ended September 30, 1998. Sales growth was impacted by industry-wide pressure on average selling prices, component prices and our continued focus to move toward higher-end technology business. In addition, sales by SeaMED decreased approximately $8 million from fiscal 1998 levels.

         Our largest customers for the year ended September 30, 2000, were Lucent Technologies and General Electric, which accounted for 23 percent and slightly less than 10 percent of sales, respectively, compared to the year ended September 30, 1999 when Lucent Technologies and General Electric accounted for 16 percent and 12 percent of sales, respectively. No customers accounted for more than 10 percent of our sales for the year ended September 30, 1998. Sales to our ten largest customers accounted for 63 percent of sales for the year ended September 30, 2000, compared to 61 percent for the years ended September 30, 1999 and 1998. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. For example, in reviewing anticipated future program changes over the next twelve months for Lucent Technologies, we believe that sales to Lucent Technologies may decrease somewhat, even though Lucent Technologies should remain a significant customer and represent approximately 10 percent of our sales. In addition, based on customer-forecasted demand, we currently anticipate that Cisco Systems will become our largest customer for fiscal 2001 and represent up to approximately 20 percent of our sales. We remain dependent on continued sales to Lucent Technologies, General Electric, Cisco Systems and our other significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. In addition, we expect an increasing percentage of our sales will come from emerging technology companies, including start-ups, mainly in the networking/datacommunications market sector. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the years ended September 30, 2000 and 1999, respectively, by industry were as follows: networking/datacommunications 36 percent (24 percent), medical 27 percent (31 percent), industrial 19 percent (23 percent), computer 10 percent (14 percent) and transportation/other 8 percent (8 percent). Based upon current forecasts from our customers, we expect the percentage of sales to the networking/datacommunications industry to continue to grow in fiscal 2001.

         Gross profit. Gross profit for the year ended September 30, 2000, increased 61 percent to $107.2 million from $66.4 million for the year ended September 30, 1999. The gross margin for the year ended September 30, 2000, was
14.3 percent, compared to 13.5 percent for the year ended September 30, 1999. The gross margin increase was due primarily to the inclusion of $2.2 million of one-time SeaMED merger-related charges from the write down of obsolete inventory and a loss on an engineering contract for the year ended September 30, 1999.

         Gross profit for the year ended September 30, 1999, increased 10 percent to $66.4 million from $60.1 million for the year ended September 30, 1998. The gross margin for the year ended September 30, 1999, was 13.5 percent, compared to 12.9 percent for the year ended September 30, 1998. The improvement in gross margin in fiscal 1999 compared to fiscal 1998 reflects the Company's focus on business mix, leading-technology products and markets, and continued operating efficiencies which were partially offset by increased costs for expansion of engineering and technical manufacturing capabilities to meet customer demands and the one-time fiscal 1999 SeaMED merger-related charges.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in the cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales. Our gross margin reflects a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by SeaMED's reduced sales volume, the effect of which may continue until synergies and efficiencies are realized and SeaMED's cost structure is aligned with its reduced sales volume, or until sales volumes increase. In addition, we expect gross margins resulting from the Mexico turnkey and Keltek operations to be below our historical gross margins. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods. Gross margins are expected to decrease in the near-term due to our recent acquisitions.

         Operating expenses. Selling and administrative (S&A) expenses for the year ended September 30, 2000, increased to $35.0 million from $26.3 million and $23.6 million for the years ended September 30, 1999 and 1998, respectively. As a percentage of net sales, S&A expenses were 4.7 percent for the year ended September 30, 2000, compared to 5.3 percent and 5.1 percent for the years ended September 30, 1999 and 1998, respectively. The increase in dollar terms was due primarily to increases in our sales and marketing efforts and information systems support, while the decrease as a percentage of net sales was attributable to efficiencies associated with additional sales. We anticipate that future S&A expenses will increase in absolute dollars, but will remain at approximately five percent of net sales, as we continue to expand these support areas.

         Acquisition costs of approximately $1.1 million for the year ended September 30, 2000, related to costs associated with the Keltek, Agility and Mexico turnkey operations acquisitions. In fiscal 1999, we also had one-time merger costs of $4.6 million and other one-time merger-related charges (primarily plant closings, relocations and severance) of $1.0 million associated with the acquisition of SeaMED.

         Income taxes. Income taxes increased to $28.4 million for the year ended September 30, 2000, from $15.8 million and $14.3 million for the years ended September 30, 1999 and 1998, respectively. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. The effective tax rate increased slightly upon the completion of the Mexico turnkey operations and Keltek acquisitions arising from the tax treatment of goodwill and is expected to slightly impact the first quarter of 2001. In fiscal 2001, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities were $51.4 million for the year ended September 30, 2000, compared to cash flows provided by operating activities of $19.7 million and $33.5 million for the years ended September 30, 1999 and 1998, respectively. During fiscal 2000, cash used in operating activities primarily related to increases in accounts receivable and inventories to support increased sales offset in part by increases in net income, accounts payable and accrued liabilities. The increase in our inventory levels was due to our decision to support anticipated future sales growth, and to maintain higher levels of components going forward in view of the tightening of certain component markets. The increase also reflected lower inventory turns at our new Mexico turnkey operations. As a result, annualized inventory turnover decreased to 4.4 turns for the year ended September 30, 2000, from 6.2 turns for the year ended September 30, 1999. Due primarily to the increase in sales for the year ended September 30, 2000, accounts receivable and accounts payable increased significantly.

         Cash flows used in investing activities totaled $100.3 million for the year ended September 30, 2000. The primary uses were for the acquisitions of Keltek and the Mexico turnkey operations, and payments for property, plant and equipment, partially offset by the sale and maturity of short-term investments.

         We utilize available cash, debt and operating leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2001 will be approximately $75 million to $80 million. This includes planned expansions at our manufacturing facilities in Kentucky and Illinois and additional manufacturing equipment. This estimate does not include any acquisitions which Plexus may undertake.

         Cash flows provided by financing activities totaled $141.4 million for the year ended September 30, 2000, primarily representing net borrowings under our credit facility and proceeds from the exercise of stock options. The ratio of total debt to equity was 1.5 to 1 and 0.6 to 1 as of September 30, 2000 and 1999, respectively.

         On October 25, 2000, Plexus entered into a new unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows us to borrow up to $250 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios.

         Pursuant to a public offering of shares of common stock on October 13, 2000, and the underwriters exercise of a related over-allotment option on November 7, 2000, Plexus issued 3.45 million shares of common stock for $50 per share, with an underwriters discount of $2.375 per share. The Company received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses are estimated to be approximately $0.6 million. The aggregate net proceeds from the offering are expected to refinance, in part, existing debt and finance, in part, capital expenditures, capacity expansion, potential future acquisitions and be used for general corporate purposes and working capital.

         On October 6, 2000, Plexus entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables.

         Our credit facilities, leasing capabilities, the proceeds of our October 13, 2000, offering, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2001 and the foreseeable future. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.


NEW ACCOUNTING PRONOUNCEMENTS

         In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is not expected to have a significant material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2001 and is not expected to have a significant material effect on the Company's financial statements.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was deferred and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net earnings or other comprehensive income, as appropriate. This Statement will be effective for the Company's fiscal year 2001 first quarter financial statements and restatement of prior years will not be permitted. Given the Company's current derivative and hedging activities, management has determined that the Statement is not expected to have a significant material effect on its financial position or results of operations.


RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK.

         Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

     --  the volume of customer orders relative to our capacity

     -- the timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter

     --  the typical short life cycle of our customers' products

     --  market acceptance of and demand for our customers' products

     --  changes in our sales mix to our customers

     --  the timing of our expenditures in anticipation of future orders

     --  our effectiveness in managing manufacturing processes

     --  changes in cost and availability of labor and components

     --  changes in economic conditions

     -- local events that may affect our production volume, such as local holidays.

         Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of automation used in the manufacturing process.


OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers' products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results.

         In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately the future requirements of those customers.

         On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have increased our manufacturing capacity and plan further increases, we may not have sufficient capacity at any given time to meet all of our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.


WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. Over the past 12-plus months, component shortages have become more prevalent in our industry. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which has contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

         A significant portion of our sales is derived from turnkey manufacturing in which we provide materials procurement. While most of our customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, component price increases could adversely affect our operating results.


THE MAJORITY OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

         Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 63% and 61% of our net sales for the years ended September 30, 2000 and 1999, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.


WE MAY HAVE INCREASING NEW CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS THAN WITH ESTABLISHED COMPANIES.

         We currently anticipate that an increasing percentage of our sales will be to emerging companies, including start-ups, particularly in the networking/datacommunications market. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we incur substantial expenses as we add personnel and manufacturing capacity and procure materials. Because emerging companies do not have a history of operations, it will be harder for us to anticipate needs and requirements than with established customers. Our operating results will be harmed if sales do not develop to the extent and within the time frame we anticipate.

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products.

Additionally, the typical lack of prior earnings, and the frequent dependence on financing, of these companies increases their credit risks.


WE MAY FAIL TO COMPLETE SUCCESSFULLY FUTURE ACQUISITIONS AND MAY NOT INTEGRATE SUCCESSFULLY ACQUIRED BUSINESSES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to complete successfully future acquisitions, due primarily to increased competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to integrate successfully the operations and management of our recent acquisitions or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:


     OPERATING RISKS, SUCH AS THE:

         -- inability to integrate successfully our acquired operations' businesses and personnel
         -- inability to realize anticipated synergies, economies of scale or other value
         -- difficulties in scaling up production and coordinating management of operations at new sites
         -- strain placed on our personnel, systems and resources -- possible modification or termination of an acquired business customer program, including cancellation of current or anticipated programs
         --  loss of key employees of acquired businesses.


     FINANCIAL RISKS, SUCH AS THE:

         -- dilutive effect of the issuance of additional equity securities -- incurrence of additional debt and related interest costs
         -- inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions
         --  incurrence of large write-offs or write-downs
         --  amortization of goodwill or other intangible assets
         --  unforeseen liabilities of the acquired businesses.


EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         We may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

     -- inability to integrate successfully additional facilities or capacity and to realize anticipated synergies, economies of scale or other value
     -- additional fixed costs which may not be fully absorbed by the new business
     -- difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
     -- diversion of management's attention from other business areas during the planning and implementation of expansions
     -- strain placed on our operational, financial, management, technical and information systems and resources
     --  disruption in manufacturing operations
     --  incurrence of significant costs and expenses
     -- inability to locate enough customers or employees to support the expansion.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We recently acquired operations in Mexico and the United Kingdom as a result of purchasing the Mexico turnkey operations and the stock of Keltek. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

     --  economic or political instability
     -- transportation delays or interruptions and other effects of less developed infrastructure in many countries
     --  foreign exchange rate fluctuations
     --  utilization of different systems and equipment
     -- difficulties in staffing and managing foreign personnel and diverse cultures.

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. Also, our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program.


WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

         The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

     -- hire, retain and expand our qualified engineering and technical personnel
     --  maintain and enhance our technological capabilities
     -- develop and market manufacturing services which meet changing customer needs
     -- successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

         Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment which could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers' changing technological needs and requirements could have an adverse effect on our business.


FAILURE TO MANAGE OUR GROWTH MAY SERIOUSLY HARM OUR BUSINESS.

         We have experienced rapid growth, both internally and through acquisitions. This growth has placed, and will continue to place, significant strain on our operations. To manage our growth effectively, we must continue to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, manage and motivate our employees. If we are unable to manage our growth effectively, our operating results could be harmed.

         Plexus has recently entered into a licensing arrangement for new ERP software and related information systems. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect Plexus. Information flow and production could also be affected if the new software and systems do not perform as Plexus expects.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

         Some of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for designing, product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides these materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.


START-UP COSTS AND INEFFICIENCIES RELATED TO NEW PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

         Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs. These factors also affect our ability to efficiently use labor and equipment. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.


WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS.

         We are also subject to environmental regulations relating to the use, storage, discharge, recycling and disposal of hazardous chemicals used in our manufacturing process. If we fail to comply with present and future regulations, we could be subject to future liabilities or the suspension of business. These regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur significant expense. While we are not currently aware of any material violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.

         In addition, our medical device business, which represented approximately 27% of our fiscal year 2000 sales, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.


OUR PRODUCTS ARE FOR THE ELECTRONICS INDUSTRY, WHICH PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

         Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:

     -- the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles
     -- the inability of our customers to develop and market their products, some of which are new and untested
     -- the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.


INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

         The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

         Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

     --  respond more quickly to new or emerging technologies
     -- have greater name recognition, critical mass and geographic and market presence
     --  be better able to take advantage of acquisition opportunities
     --  adapt more quickly to changes in customer requirements
     -- devote greater resources to the development, promotion and sale of their services
     --  be better positioned to compete on price for their services.

         We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. Increased competition could result in price reductions, reduced sales and margins or loss of market share.


WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations, including our working capital needs. We may seek to raise capital by:

     --  issuing additional common stock or other equity securities
     --  issuing debt securities
     -- increasing available borrowings under our existing credit facility or obtaining new credit facilities
     --  obtaining off-balance-sheet financing.

         We may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to your ownership interest. Furthermore, any additional financing and capital may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants.


WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing products and the development of new products and processes. The competition for these individuals is intense, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. We believe that we have a relatively small management group whose resources could be strained as a result of expansion of our business.


PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

         We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us. The FDA investigates and checks, occasionally on a random basis, compliance with statutory and regulatory requirements. Violations may lead to penalties or shutdowns of a program or a facility.


THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our stock price has fluctuated significantly. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control.

         In addition, the stock market in general, and especially the NASDAQ National Market along with market prices for technology companies, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

         Among other things, volatility in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility also could impair Plexus' ability in the future to offer common stock as a source of additional capital and/or as consideration in the acquisition of other businesses.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments. A discussion of our accounting policy for derivative financial instruments is incorporated by reference from our Consolidated Financial Statements and Notes thereto, in this Form 10-K, within Note 1 -- "Description of Business and Significant Accounting Policies."


FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. As of September 30, 2000, the foreign currency forward contracts were scheduled to mature in less than three months and there were no material deferred gains or losses.


INTEREST RATE RISK

         We have financial instruments, including cash equivalents, short-term investments and long-term debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We currently do not use any interest-rate swaps or other types of derivative financial instruments.

         The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities such as money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.

         Our only material interest rate risk is associated with our Credit Facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average long-term borrowings would have impacted net interest expense by approximately $0.3 million for fiscal 2000. There were no material long-term borrowings during fiscal 1999. This risk was partially offset by our issuance of
3.45 million shares of common stock subsequent to September 30, 2000, which resulted in net proceeds of approximately $164.3 million. A portion of these net proceeds was utilized to repay approximately $68 million of outstanding indebtedness under our Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See following "List of Financial Statements and Financial Statement Schedules," and accompanying reports, statements and schedules, which follow beginning on page 23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders ("2001 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2001 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Incorporated herein by reference to "Certain Transactions" in the 2001 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed

         1. and 2.  Financial Statements and Financial Statement Schedules.
                    See following list of Financial Statements and Financial Statement Schedules on page 23 which is incorporated herein by reference.

                3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

(b)      Reports on Form 8-K.

         Plexus filed the following Reports on Form 8-K in the fourth quarter:

              -- Report dated July 14, 2000, reporting the acquisition of Keltek; and
              --  Report dated September 19, 2000, reporting:
                  --  restated financials for Plexus' stock split;

                  --  Plexus' shelf registration statement;
                  -- revisions to Plexus' credit agreement; and -- the agreement to acquire e2E.

         In addition, during the quarter, Plexus filed amendments to its Report on Form 8-K dated May 23, 2000, filing financial statements of the acquired Mexico turnkey operations and related pro forma financial statements. (A list of those statements was included in Plexus' 10-Q for the quarter ended June 30, 2000.) Subsequent to September 30, 2000, Plexus filed a Report on Form 8-K dated October 13, 2000, relating to its public offering of common stock.

PLEXUS CORP. FORM 10-K
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SEPTEMBER 30, 2000

CONTENTS                                                                   PAGES
Report of Independent Accountants .......................................     24

Consolidated Financial Statements:

     Consolidated Statements of Operations for the three years ended
     September 30, 2000, 1999 and 1998 ..................................     25

     Consolidated Balance Sheets as of September 30, 2000 and 1999.......     26

     Consolidated Statements of Shareholders' Equity and Comprehensive
     Income for the three years ended September 30, 2000, 1999 and 1998..     27

     Consolidated Statements of Cash Flows for the three years ended
     September 30, 2000, 1999 and 1998...................................     28

Notes to Consolidated Financial Statements ..............................  29-40

Financial Statement Schedules:

     Report of Independent Accountants...................................     41

     Schedule II - Valuation and Qualifying Accounts.....................     42

Report of Ernst & Young LLP, Independent Auditors for SeaMED.............     43

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
Plexus Corp.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Plexus Corp. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of SeaMED Corporation on July 23, 1999, in a transaction accounted for as a pooling of interests, as described in Notes 1 and 8 to the consolidated financial statements. We did not audit the financial statements of SeaMED Corporation, which statements reflect, after restatement for certain adjustments, total assets of $42.9 million as of June 30, 1998, and total revenues of $70.0 million for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for SeaMED Corporation is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 2000, except for certain
     information in Note 6 for which
     the date is November 7, 2000

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       2000              1999             1998
                                                   -----------       -----------       -----------
Net sales                                          $   751,639       $   492,414       $   466,795
Cost of sales                                          644,475           426,005           406,648
                                                   -----------       -----------       -----------
            Gross profit                               107,164            66,409            60,147
Operating expenses:
    Selling and administrative expenses                 35,049            26,312            23,640
    Amortization of goodwill                             1,114               131               114
    Merger and acquisition costs                         1,131             4,557                 -
    Plant closing, relocation and severance                  -               981                 -
                                                   -----------       -----------       -----------
                                                        37,294            31,981            23,754
                                                   -----------       -----------       -----------
            Operating income                            69,870            34,428            36,393
Other income (expense):
    Interest expense                                    (2,579)             (274)              (86)
    Miscellaneous                                        1,338             1,995               975
                                                   -----------       -----------       -----------
            Income before income taxes                  68,629            36,149            37,282
Income taxes                                            28,433            15,838            14,345
                                                   -----------       -----------       -----------
            Net income                             $    40,196       $    20,311       $    22,937
                                                   ===========       ===========       ===========
Earnings per share:
     Basic                                         $      1.12       $      0.59       $      0.68
                                                   ===========       ===========       ===========
     Diluted                                       $      1.04       $      0.55       $      0.63
                                                   ===========       ===========       ===========
Weighted average shares outstanding:
     Basic                                              36,026            34,646            33,688
     Diluted                                            38,732            37,021            36,196





     The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       2000            1999
                                                                                   -----------      -----------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $     5,293      $    15,906
      Short-term investments                                                                 -           17,224
      Accounts receivable, net of allowance of $1,522 and $773, respectively           140,048           69,318
      Inventories                                                                      215,998           79,017
      Deferred income taxes                                                              9,109            6,370
      Prepaid expenses and other                                                         4,451            3,562
                                                                                   -----------      -----------
                       Total current assets                                            374,899          191,397

Property, plant and equipment, net                                                      89,500           35,868
Goodwill, net                                                                           48,882              408
Other                                                                                    2,327            1,963
                                                                                   -----------      -----------
                       Total assets                                                $   515,608      $   229,636
                                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                             $     8,365      $        10
     Accounts payable                                                                  106,257           55,928
     Customer deposits                                                                  10,126            8,650
     Accrued liabilities:
             Salaries and wages                                                         19,039            9,820
             Other                                                                      17,516            6,578
                                                                                   -----------      -----------
                       Total current liabilities                                       161,303           80,986

Long-term debt, net of current portion                                                 141,409              142
Deferred income taxes                                                                    1,056              215
Other liabilities                                                                        2,478            1,890

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, none issued
        or outstanding                                                                       -                -
    Common stock, $.01 par value, 60,000 shares authorized, 37,054 and 17,545
        issued and outstanding, respectively                                               371              175
    Additional paid-in capital                                                          72,699           51,425
    Retained earnings                                                                  136,577           94,803
    Accumulated other comprehensive loss                                                  (285)               -
                                                                                   -----------      -----------
                                                                                       209,362          146,403
                                                                                   -----------      -----------
                       Total liabilities and shareholders' equity                  $   515,608      $   229,636
                                                                                   ===========      ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                         Common Stock       Additional       Note
                                                     -------------------      Paid-In     Receivable    Retained
                                                     Shares       Amount      Capital      Officer      Earnings
                                                     -----------------------------------------------------------
BALANCES, OCTOBER 1, 1997                            16,845     $   168     $   37,377     $   (75)    $  51,934
Net income and comprehensive income                      --          --             --          --        22,937
Treasury stock purchased                                 --          --             --          --            --
Exercise of stock options,
     including tax benefits                             160           2          5,101          --        (1,024)
Common stock warrants exercised                          11          --             --          --            --
Other treasury stock issuances                           --          --             --          --           (52)
                                                     ------     -------     ----------     -------      --------
BALANCES, SEPTEMBER 30, 1998                         17,016         170         42,478         (75)       73,795
Net income and comprehensive income                      --          --             --          --        20,311
Effect of SeaMED excluded period                         --          --             16          --         1,271
Treasury stock purchased                                 --          --             --          --            --
Exercise of stock options,
     including tax benefits                             529           5          8,931          --          (574)
Payment of note receivable officer                       --          --             --          75            --
                                                     ------     -------     ----------     -------     ---------
BALANCES, SEPTEMBER 30, 1999                         17,545         175         51,425          --        94,803
Comprehensive income:
  Net income                                             --          --             --          --        40,196
  Foreign currency translation adjustments,
       net of tax benefits                               --          --             --          --            --
   Total comprehensive income
Effect of Agility pooling                               375           4              3          --         1,578
Exercise of stock options,
       including tax benefits                           623           6         21,457          --            --
Two-for-one common stock split,
       August 31, 2000                               18,511         186           (186)         --            --
                                                     ------     -------     ----------     -------      --------
BALANCES, SEPTEMBER 30, 2000                         37,054     $   371     $   72,699     $    --     $ 136,577
                                                     ======     =======     ==========     =======     =========

                                                  Accumulated
                                                     Other
                                                 Comprehensive       Treasury Stock
                                                     Loss        Shares         Amount       Total
                                                 ----------------------------------------------------
BALANCES, OCTOBER 1, 1997                           $   --           --        $    --      $  89,404
Net income and comprehensive income                     --           --             --         22,937
Treasury stock purchased                                --         (214)        (3,442)        (3,442)
Exercise of stock options,
     including tax benefits                             --          132          2,059          6,138
Common stock warrants issued                            --           --             --             --
Other treasury stock issuances                          --           53            878            826
                                                    ------      -------        -------      ---------
BALANCES, SEPTEMBER 30, 1998                            --          (29)          (505)       115,863
Net income and comprehensive income                     --           --             --         20,311
Effect of SeaMED excluded period                        --           --             --          1,287
Treasury stock purchased                                --          (32)        (1,160)        (1,160)
Exercise of stock options,
      including tax benefits                            --           61          1,665         10,027
Payment of note receivable officer                      --           --             --             75
                                                    ------      -------        -------      ---------
BALANCES, SEPTEMBER 30, 1999                            --           --             --        146,403
Comprehensive income:
  Net income                                            --           --             --         40,196
  Foreign currency translation adjustments            (285)          --             --           (285)
                                                                                            ---------
   Total comprehensive income                                                                  39,911
Effect of Agility pooling                               --           --             --          1,585
Exercise of stock options,
        including tax benefits                          --           --             --         21,463
Two-for-one common stock split,
       August 31, 2000                                  --           --             --             --
                                                    ------      -------        -------      ---------
BALANCES, SEPTEMBER 30, 2000                        $ (285)          --        $    --      $ 209,362
                                                    ======      =======        =======      =========

     The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                          2000               1999              1998
                                                                       ----------         ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $   40,196         $   20,311         $  22,937
   Adjustments to reconcile net income to net cash flows
         from operating activities:
      Depreciation and amortization                                        16,307              9,993             8,372
      Income tax benefit of stock
         option exercises                                                  13,123              4,570             3,677
      Provision for inventories and accounts receivable allowances          6,849              3,330             4,092
      Deferred income taxes                                                (1,924)            (1,778)           (1,609)
      Changes in assets and liabilities:
         Accounts receivable                                              (51,204)            (8,842)           (5,547)
         Inventories                                                     (118,102)           (25,270)           (3,411)
         Prepaid expenses and other                                           (61)            (1,089)           (1,283)
         Accounts payable                                                  27,623             15,569             3,690
         Customer deposits                                                  1,087              1,838             2,466
         Accrued liabilities                                               14,351                869             1,207
         Other                                                                363                226            (1,071)
                                                                       ----------         ----------         ---------
                 Cash flows (used in) provided by operating
                    activities                                            (51,392)            19,727            33,520
                                                                       ----------         ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                    (48,042)          (244,449)           (6,632)
   Sales and maturities of short-term investments                          65,266            232,742             7,319
   Payments for property, plant and equipment                             (44,228)           (18,196)          (11,997)
   Proceeds on sale of property, plant and equipment                           52                213               114
   Payments for business acquisitions, net of cash acquired               (73,388)                 -                 -
                                                                       ----------         ----------         ---------
                 Cash flows used in investing activities                 (100,340)           (29,690)          (11,196)
                                                                       ----------         ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                     265,268                  -             3,125
   Payments on debt                                                      (132,204)            (4,561)           (4,664)
   Proceeds from exercise of stock options, including tax benefit           8,347              4,366               540
   Issuances of common stock                                                    -                  -               671
   Treasury stock purchased                                                     -             (1,160)           (3,442)
   Treasury stock reissued                                                      -              1,091             1,861
                                                                       ----------         ----------         ---------
                 Cash flows provided by (used in) financing activities    141,411               (264)           (1,909)
                                                                       ----------         ----------         ---------
Effect of foreign currency translation or cash                               (292)                 -                 -
                                                                       ----------         ----------         ---------
Net increase (decrease) in cash and cash equivalents                      (10,613)           (10,227)           20,415
Cash and cash equivalents, beginning of year                               15,906             24,106             3,691
Effect of SeaMED excluded period                                                -              2,027                 -
                                                                       ----------         ----------         ---------
Cash and cash equivalents, end of year                                 $    5,293         $   15,906         $  24,106
                                                                       ==========         ==========         =========



     The accompanying notes are an integral part of these consolidated financial statements.

1.   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Description of Business: Plexus Corp. provides product realization services to original equipment manufacturers (OEMs) in the networking/datacommunications, medical, industrial, computer and transportation industries. The Company offers a full range of services including product development and design services, material procurement and management, prototyping, manufacturing and assembly, functional and in-circuit testing, final system box build, distribution and after-market support.

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

          On July 23, 1999, SeaMED Corporation ("SeaMED"), a public company, was merged into Plexus. The consolidated financial statements have been prepared following the pooling of interests method of accounting for the merger and therefore reflect the combined financial position, operating results and cash flows of the two companies for all periods presented. SeaMED had a June 30 fiscal year end. Prior to fiscal 1999, the combined financial statements reflect Plexus' September 30 financial position and results and SeaMED's June 30 financial position and results. For fiscal 1999, the combined financial statements reflect the October 1, 1998, through September 30, 1999, period for both companies. SeaMED's results of operations and cash flows from July 1, 1998, to September 30, 1998, which have been excluded from these consolidated financial statements, are reflected as adjustments in the 1999 Consolidated Statements of Shareholders' Equity and Cash Flows. Net sales and net income for SeaMED for the excluded period from July 1, 1998, to September 30, 1998, were $19.4 million and $1.3 million, respectively.

          Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments include investment-grade short-term debt instruments with original maturities greater than three months. Short-term investments are generally comprised of securities with contractual maturities greater than one year but with optional or early redemption provisions within one year.

          Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of related tax effect. At September 30, 2000, 1999 and 1998, such unrealized gains and losses were not material. In addition, there were no realized gains or losses in fiscal 2000, 1999 and 1998.

          Short-term investments as of September 30, 2000 and 1999, consist of (in thousands):

                                                           2000               1999
                                                        ---------         ----------
                State and municipal securities          $       -         $   13,675
                U.S. corporate and bank debt                    -              8,932
                Other                                       2,751              2,000
                                                        ---------         ----------
                                                        $   2,751         $   24,607
                                                        =========         ==========

          All short-term investments as of September 30, 2000, are included in cash and cash equivalents and approximately $7.4 million of the total short-term investments as of September 30, 1999, are included in cash and cash equivalents.

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

                  Buildings and improvements                18-40 years
                  Machinery and equipment                    3-10 years

          Goodwill, net: Goodwill associated with acquisitions is amortized using the straight-line method for periods of up to 15 years. As of September 30, 2000 and 1999, goodwill included accumulated amortization of $1.0 million and $0.2 million, respectively.

          Impairment of Long-Lived Assets: The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discounted rate reflecting the Company's average cost of funds. As of September 30, 2000, no adjustments to the carrying value of the Company's long-lived assets have been required.

          Revenue Recognition: Revenue is recognized primarily when products are shipped. Revenue and profit relating to product design and development contracts, which are short-term in duration, usually nine months or less, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from design and development contracts is less than 10% of total revenue in fiscal 2000, 1999 and 1998. Progress towards completion of product design and development contracts is based on units of work for labor content and cost for component content.

          Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and tax reporting purposes.

          Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operation where the U.S. dollar is the functional currency are included in the statement of operations. Exchange losses on foreign currency transactions aggregating approximately $0.2 million for the year ended September 30, 2000, are included in miscellaneous expense, net, in the Consolidated Statement of Operations.

          Derivatives: Gains and losses on foreign currency forward exchange contracts designated as hedges of assets and liabilities are recognized in the same period as the underlying transaction.

          Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from stock options and warrants using the if-converted method.

          New Accounting Pronouncements: In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is not expected to have a significant material effect on the Company's financial statements.

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2001 and is not expected to have a significant material effect on the Company's financial statements.


          In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. The effective date of SFAS No. 133 was deferred and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, the Company will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net earnings or other comprehensive income, as appropriate. This Statement will be effective for the Company's fiscal year 2001 first quarter financial statements and restatement of prior years will not be permitted. Given the Company's current derivative and hedging activities, management has determined that the Statement is not expected to have a significant material effect on its financial position or results of operations.

          Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

          Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 11. The Company, at times, requires advanced cash deposits for sales. The Company also closely monitors extensions of credit and has not experienced significant credit losses in the past.

          Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.   INVENTORIES

          Inventories as of September 30, 2000 and 1999, consist of (in thousands):

                                        2000               1999
                                    -----------        -----------
          Assembly parts            $   139,674        $    40,616
          Work-in-process                69,829             27,145
          Finished goods                  6,495             11,256
                                    -----------        -----------
                                    $   215,998        $    79,017
                                    ===========        ===========

3.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of September 30, 2000 and 1999, consist of (in thousands):

                                                                   2000           1999
                                                               ----------      ----------
          Land, buildings and improvements                     $   21,763      $   12,009
          Machinery and equipment                                 110,797          64,191
          Construction in progress                                 17,485           3,830
                                                               ----------      ----------
                                                                  150,045          80,030
          Less accumulated depreciation and amortization           60,545          44,162
                                                               ----------      ----------
                                                               $   89,500      $   35,868
                                                               ==========      ==========

          Assets held under capital leases as of September 30, 2000, are described below (in thousands). There were no assets held under capital leases as of September 30, 1999.

                                                                    2000
                                                                 ---------
          Land, buildings and improvements                       $   3,981
          Machinery and equipment                                    2,755
                                                                 ---------
                                                                     6,736
          Less accumulated amortization                                174
                                                                 ---------
                                                                 $   6,562
                                                                 =========

          Amortization of assets held under capital leases totaled $174,000 for fiscal 2000. Such capital leases for land, buildings and improvements have been treated as a non-cash transaction for purposes of the Consolidated Statements of Cash Flows.

4.   DEBT

          Debt as of September 30, 2000 and 1999, consists of (in thousands):

                                                                      2000             1999
                                                                  -----------      -----------
          Unsecured revolving credit facility with
              a weighted average interest rate of 8.3%            $   117,450      $         -
          Note payable on demand with a weighted
              average interest rate of 9.5%                            17,000                -
          Notes payable on demand to the former
              shareholders of Keltek with a
              weighted average interest rate of 5.5%                    6,937                -
          Capital lease obligations                                     6,054                -
          Other notes and obligations                                   2,333              152
                                                                  -----------      -----------
                                                                      149,774              152
          Less current portion                                          8,365               10
                                                                  -----------      -----------
                                                                  $   141,409      $       142
                                                                  ===========      ===========

          On October 25, 2000, the Company entered into a new unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows the Company to borrow up to $250 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper issued by the Company. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency, plus any commitment fee. The Credit Facility matures on October 25, 2003 and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. The borrowings outstanding as of September 30, 2000, of $117.5 million under the Company's previous revolving credit agreement (see below) have been classified in the Consolidated Balance Sheet as noncurrent based upon the terms of the Credit Facility because the borrowings under the Credit Facility were utilized to replace borrowings under the revolving credit agreement and the demand note due to banks.

          As of September 30, 2000, the Company had total borrowings available of $190.0 million under the previous revolving credit agreement and a note payable on demand dated September 15, 2000. Borrowings under the revolving credit agreement and the note payable on demand were refinanced with borrowings under the Company's new Credit Facility.

          On July 14, 2000, the Company acquired all the outstanding capital stock of Keltek (Holdings) Limited ("Keltek"). In connection with this acquisition, the Company issued a note payable on demand that matures July 14, 2001. Interest is computed at 1% below the rate offered in the LIBOR rate for three-month sterling borrowing (5.5% as of September 30, 2000).

          The Company leases certain equipment and a manufacturing facility, located in Europe, which have been recorded as capital leases.

          The aggregate scheduled maturities of the Company's debt and its obligations under capital leases as of September 30, 2000, are as follows (in thousands):

                                                                      Capital
                                                       Debt            leases             Total
                                                   -----------      -----------        ------------
                   2001                            $     7,512      $       853       $       8,365
                   2002                                    575              323                 898
                   2003                                    207              304                 511
                   2004                                134,658              206             134,864
                   2005                                    209               29                 238
                   Thereafter                              559            2,020               2,579
                                                   -----------      -----------        ------------
                                                       143,720            3,735             147,455
          Interest portion of capital leases                --            2,319               2,319
                                                   -----------      -----------        ------------
                   Total                           $   143,720      $     6,054        $    149,774
                                                   ===========      ===========        ============

          Cash paid for interest in fiscal 2000, 1999 and 1998 was $1,095,000, $274,000, and $87,000, respectively.

          On October 6, 2000, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions will be reflected as a reduction to accounts receivable in the Consolidated Balance Sheets beginning October 6, 2000. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003.

5.   INCOME TAXES

          Income tax expense for fiscal 2000, 1999 and 1998 consists of (in thousands):

                                             2000              1999                 1998
                                         -----------        -----------         ------------
         Currently payable:
             Federal                     $    23,895        $    14,465         $     13,710
             State                             6,207              3,151                2,244
             Foreign                             255                  -                    -
                                         -----------        -----------         ------------
                                              30,357             17,616               15,954
                                         -----------        -----------         ------------
         Deferred:
             Federal                          (1,552)            (1,695)              (1,489)
             State                              (372)               (83)                (120)
                                         -----------        -----------         ------------
                                              (1,924)            (1,778)              (1,609)
                                         -----------        -----------         ------------
                                         $    28,433        $    15,838         $     14,345
                                         ===========        ===========         ============

          Following is a reconciliation of the Federal statutory income tax rate to the effective tax rates reflected in the Consolidated Statements of Operations for fiscal 2000, 1999 and 1998:

                                                                     2000          1999        1998
                                                                     ----          ----        ----
         Federal statutory income tax rate                           35.0%         35.0%       34.0%
         Increase resulting from:
             State income taxes, net of Federal
                 income tax benefit                                   5.4           5.7         3.9
            Non-deductible merger and acquisition costs               0.3           3.1           -
            Other, net                                                0.7             -         0.6
                                                                     ----          ----        ----
            Effective income tax rate                                41.4%         43.8%       38.5%
                                                                     ====          ====        ====

          The components of the net deferred income tax asset as of September 30, 2000 and 1999, consist of (in thousands):

                                                 2000                1999
                                               ---------          ---------
Deferred tax assets:
    Inventories                                $   5,757          $   3,455
    Accrued benefits                               1,387              1,331
    Loss carryforwards                               273                156
    Other                                          2,610              2,044
                                               ---------          ---------
                                                  10,027              6,986
    Less valuation allowance                           -                (24)
                                               ---------          ---------
                                                  10,027              6,962
Deferred tax liabilities:
    Property, plant and equipment                  1,974                807
                                               ---------          ---------
Net deferred income tax asset                  $   8,053          $   6,155
                                               =========          =========

          Cash paid for income taxes in fiscal 2000, 1999 and 1998 was $15.1 million, $16.3 million and $13.0 million, respectively.

6.   SHAREHOLDERS' EQUITY

          On October 18, 2000 the Company issued 3.0 million shares of common stock for $50.00 per share. The Company received net proceeds of approximately $142.9 million subsequent to discounts and commissions to the underwriters of approximately $7.1 million. Additional expenses are estimated to be approximately $0.6 million. On November 7, 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares resulting in approximately $21.4 million of additional net proceeds. The aggregate net proceeds from the offering are expected to refinance, in part, existing debt; finance, in part, capital expenditures, capacity expansion and potential future acquisitions; and be used for general corporate purposes and working capital.

          On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new common stock was issued on August 31, 2000, to holders of record as of August 22, 2000. Share and per share amounts, where required, have been restated to reflect this stock split.

          On December 19, 1997, the Company's Board of Directors authorized the repurchase of up to 2.0 million (pre-split) shares, or a maximum of $25.0 million, of the Company's common stock on the open market. On March 16, 1999, the Plexus Corp. Board of Directors rescinded the Company's stock buyback program in contemplation of the merger with SeaMED.

          SeaMED issued a warrant to purchase 15,626 (pre-split) shares of common stock. The warrant was exercised in March 1998 in a non-cash transaction which resulted in the issuance of 11,158 (pre-split) shares.

          Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

7.   EARNINGS PER SHARE

          The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                              Year ended September 30,
                                                                  ------------------------------------------------
                                                                      2000              1999              1998
                                                                  -----------        -----------       -----------
         BASIC EARNINGS PER SHARE:
             Net income                                           $    40,196        $    20,311       $    22,937
                                                                  ===========        ===========       ===========
             Basic weighted average shares outstanding                 36,026             34,646            33,688
                                                                  ===========        ===========       ===========
         BASIC EARNINGS PER SHARE                                 $      1.12        $      0.59       $      0.68
                                                                  ===========        ===========       ===========
         DILUTED EARNINGS PER SHARE:
             Net income                                           $    40,196        $    20,311       $    22,937
                                                                  ===========        ===========       ===========
             Weighted average shares outstanding                       36,026             34,646            33,688
               Effect of dilutive securities:
                 Stock options                                          2,706              2,375             2,490
                 Stock warrants                                             -                  -                18
                                                                  -----------        -----------       -----------
             Diluted weighted average shares outstanding               38,732             37,021            36,196
                                                                  ===========        ===========       ===========
         DILUTED EARNINGS PER SHARE                               $      1.04        $      0.55       $      0.63
                                                                  ===========        ===========       ===========

8.   MERGERS AND ACQUISITIONS

          Acquisitions: On July 14, 2000, the Company acquired all of the outstanding capital stock of Keltek, headquartered in Kelso, Scotland, with an additional facility in Maldon, England. The purchase price of $28.9 million consisted of a cash payment of $19.1 million, the assumption of additional liabilities of $2.7 million and the issuance of a $7.1 million note payable. The Company is accounting for the acquisition of Keltek using the purchase method of accounting. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The excess of the net assets acquired has been recorded as goodwill and is being amortized over 15 years. The results of Keltek's operations have been included in the Consolidated Statement of Operations and of Cash Flows for the period subsequent to July 14, 2000.

          On May 23, 2000, the Company acquired the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("EMS"), located in Juarez, Mexico for approximately $54.3 million in cash subject to adjustment upon the final determination of the purchase price. The Company is accounting for the acquisition of EMS using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The excess of the cost over fair value of the net assets acquired has been recorded as goodwill and is being amortized over 15 years. The results of EMS's operations have been included in the Consolidated Statement of Operations and of Cash Flows for the period subsequent to May 23, 2000.

          Unaudited pro forma revenue, net income and earnings per share for fiscal 2000 and 1999 as if Keltek and EMS had been acquired on October 1, 1999 or 1998, respectively, are as follows (in thousands, except per share data):

                                                     2000              1999
                                                 ----------        -----------
                  Net sales                      $  821,805        $   625,575
                                                 ==========        ===========
                  Net income                     $   38,512        $    16,843
                                                 ==========        ===========
                  Earnings per share:
                     Basic                       $     1.06        $      0.49
                                                 ==========        ===========
                     Diluted                     $     0.99        $      0.45
                                                 ==========        ===========

          On December 31, 1999, the Company acquired certain printed circuit board assembly manufacturing assets in the Seattle, Washington, area from an unrelated party. The total purchase price of the net assets acquired was not material to the assets, shareholders' equity or the operations of the Company. The acquisition was accounted for as a purchase transaction and the results from operations of the acquired assets are reflected only from the date of acquisition. Pro forma statements of operations reflecting this acquisition are not shown as they would not differ materially from reported results.

          On September 1, 1999, the Company acquired certain printed circuit board assembly manufacturing assets in Chicago, Illinois. The total purchase price of the net assets acquired was not material to the assets, shareholders' equity or the operations of the Company. The acquisition was accounted for as a purchase transaction and the results of operations of the acquired assets are reflected only from the date of acquisition. Pro forma statements of operations reflecting this acquisition are not shown, as they would not differ materially from reported results.

          Mergers: On September 29, 2000, the Company agreed to merge with e2E Corporation (e2E), a privately held printed circuit board design and engineering service provider for electronic OEMs. Under the terms of the merger agreement, the Company will issue its common stock in an amount equal in value of approximately $20.6 million at the closing date in exchange for all the outstanding capital stock of e2E. The transaction is expected to be accounted for as a pooling of interests. Pro forma statements of operations reflecting this transaction are not shown and prior results are not expected to be restated, as they would not differ materially from reported results.

          On April 28, 2000, the Company acquired Agility, Incorporated, located in Boston, Massachusetts, through the issuance of 374,997 (pre-split) shares of its common stock. The transaction is being accounted for as a pooling of interests. Costs associated with this merger in the amount of $0.7 million ($0.6 million net of income tax benefit) have been expensed as required. Pro forma statements of operations reflecting this transaction are not shown and prior results are not restated, as they would not differ materially from reported results.

          In July 1999, Plexus acquired SeaMED. Plexus issued approximately 2.27 million (pre-split) shares of its common stock in exchange for all outstanding common stock of SeaMED. SeaMED stock options outstanding, as of the merger date, were exchanged for options to acquire approximately 171,764 (pre-split) shares of Plexus common stock at the same time. All merger costs and other one-time expenses related to the SeaMED merger were expensed as required under the pooling of interests method of accounting. Certain merger-related costs, which included charges related to obsolete inventories and a loss on an engineering contract, have been included in cost of sales in the Consolidated Statement of Operations. All such costs and expenses amounted to $6.0 million after income taxes in fiscal 1999 and are reflected in the financial statements as follows (in thousands):

             Cost of sales                                             $   2,177
             Merger costs                                                  4,557
             Plant closing, relocation and severance                         981
                                                                       ---------
                                                                           7,715
             Less income tax benefit                                       1,684
                                                                       ---------
             Net merger and other one-time charges                     $   6,031
                                                                       =========

9.   LEASE COMMITMENTS

          The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2014. Rent expense under all operating leases for fiscal 2000, 1999 and 1998 was approximately $12.1 million, $11.3 million and $10.2 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $0.9 million in fiscal 2000.

          Future minimum annual payments on operating leases are as follows (in thousands):

                      2001                        $   8,268
                      2002                            7,372
                      2003                            7,124
                      2004                            6,866
                      2005                            6,037
                      Thereafter                     21,033
                                                  ---------
                                                  $  56,700
                                                  =========

10.  BENEFIT PLANS

          Employee Stock Purchase Plan: On March 1, 2000, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of the Company's common stock at a price equal to the lower of 85% of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The Company may issue up to 2.0 million shares of its common stock under the plan.

          401(k) Savings Plans: The Company's 401(k) savings plans cover substantially all eligible employees. The Company matches employee contributions, after one year of service, up to 2.5% of eligible earnings. The Company's contributions for fiscal 2000, 1999 and 1998 totaled $1.8 million, $1.6 million and $1.4 million, respectively.

          Stock Option Plans: The Company has reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 9.2 million shares have been granted. The exercise price of each option granted shall not be less than the fair market value on the date of grant and options vest over a three-year period from date of grant. The plan also authorizes the Company to grant 600,000 stock appreciation rights, none of which have been granted.

          In connection with the SeaMED merger occurring in fiscal 1999, all of the options outstanding under the former SeaMED stock option plans were assumed by the Company and converted into options to purchase shares of the Company's common stock on terms adjusted to reflect the merger exchange ratio. Options to acquire a total of 429,410 SeaMED shares were converted into options to acquire a total of 171,764 (pre-split) Plexus shares. The SeaMED stock option plans are similar to the Plexus plans above and options vest over a four-year period from date of grant. These plans have been terminated; however, the outstanding options, as so adjusted, retain all of the rights, terms and conditions of the respective plans under which they were originally granted until their expiration.

          Under a separate stock option plan, each independent outside director of the Company is granted 1,500 stock options each December 1, with the option pricing similar to the employee plans. These options are fully vested upon grant and can be exercised after a minimum six-month holding period. The 400,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market.

     A summary of the stock option activity follows:

                                                                        SHARES         WEIGHTED AVERAGE
                                                                    (IN THOUSANDS)     EXERCISE PRICE
                                                                    --------------     --------------
          Options outstanding as of October 1, 1997                      4,472            $    4.38
          Granted                                                          812                11.80
          Canceled                                                         (86)                6.13
          Exercised                                                       (562)                3.08
                                                                         -----
          Options outstanding as of September 30, 1998                   4,636                 5.81

          Effect of SeaMED excluded period                                  62                23.35
          Granted                                                          980                15.29
          Canceled                                                        (164)               16.21
          Exercised                                                     (1,092)                3.81
                                                                         -----
          Options outstanding as of September 30, 1999                   4,422                 8.26

          Granted                                                          974                36.13
          Canceled                                                        (126)               18.18
          Exercised                                                     (1,220)                6.93
                                                                         -----
          Options outstanding as of September 30, 2000                   4,050            $   15.03
                                                                         =====
          Options exercisable as of:
                   September 30, 1998                                    2,500            $    3.70
                                                                         =====            =========
                   September 30, 1999                                    2,518            $    5.21
                                                                         =====            =========
                   September 30, 2000                                    2,259            $    6.49
                                                                         =====            =========

         The following table summarizes outstanding stock option information as of September 30, 2000 (shares in thousands):

                                                                                                               Weighted
            Range of             Number      Weighted Average       Weighted Average          Number            Average
        Exercise Prices       Outstanding     Exercise Price         Remaining Life         Exercisable      Exercise Price
        ---------------       -----------    ----------------       ----------------        -----------      --------------
        $0.63 -  $6.25            1,700           $ 4.30                4.9 years               1,692            $ 4.30
        $9.31 - $21.57            1,387           $13.59                7.8 years                 546            $12.70
       $21.88 - $42.17              934           $35.29                9.2 years                  21            $22.06
       $48.88 - $78.57               29           $61.34                9.8 years                  -             $   -
        $0.63 - $78.57            4,050           $15.03                6.9 YEARS               2,259            $ 6.49

                  The Company has elected to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option plans has been recognized in the Consolidated Statements of Operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, the Company's net income for fiscal 2000, 1999 and 1998 would have been reduced by approximately $8.0 million, $2.8 million and $2.9 million, respectively. Diluted earnings per share would have been reduced by $0.21, $0.08 and $0.08 in fiscal 2000, 1999 and 1998, respectively. These pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995, were considered.

                  The weighted average fair value of options granted per share during fiscal 2000, 1999 and 1998 is $20.30, $8.41 and $6.61, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes prorated straight-line option-pricing method with the following assumption ranges: 60% to 68% volatility, risk-free interest rates ranging from 4.1% to 6.8%, expected option life of 4.2 to 6.0 years, and no expected dividends.

                  Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled $532,000, $361,000 and $343,000 in fiscal 2000, 1999, and 1998, respectively.

                  Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

11.      CONTINGENCY

                  The Company (along with hundreds of other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company has requested a stay of action pending developments in other related litigation. The Company believes the vendors from whom the patent equipment was purchased may contractually indemnify the Company. If a judgement is rendered and/or a license fee required, it is the opinion of management of the Company that such judgement would not be material to the consolidated financial position of the company or the results of its operations.

12.      BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

                  The Company operates in one business segment. The Company provides product realization services to electronic OEMs. The Company has two reportable geographic regions: North America and Europe. The Company has 18 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The following enterprise-wide information is provided in accordance with SFAS No. 131. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.


                                                                Year ended September 30,
                                                  ------------------------------------------------
                                                       2000               1999              1998
                                                       ----               ----              ----
                                                                     (in thousands)
Net sales:
            North America                           $734,485           $492,414          $466,765
            Europe                                    17,154                  -                 -
                                                    --------           --------          --------
                                                    $751,639           $492,414          $466.765
                                                    ========           ========          ========

Net income:
            North America                           $ 40,589           $ 20,311          $ 22,937
            Europe                                      (652)                 -                 -
            Interregion adjustments                      259                  -                 -
                                                    --------           --------          --------
                                                    $ 40,196           $ 20,311          $ 22,937
                                                    ========           ========          ========

Total assets:
            North America                           $462,355           $229,636
            Europe                                    53,253                  -
                                                    --------           --------
                                                    $515,608           $229,636
                                                    ========           ========


         The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 2000, 1999 and 1998:


                                                            2000        1999      1998
                                                           ------      ------    ------
    Lucent Technologies Inc.                                 23%         16%        *
    General Electric Company                                  *          12%        *


                          (* represents less than 10%)

         Accounts receivable related to Lucent and General Electric represent the following percentages of the Company's total trade accounts receivable as of September 30:


                                                            2000        1999
                                                           ------      ------
    Lucent Technologies Inc.                                 19%         14%
    General Electric Company                                  *           *

                          (* represents less than 10%)

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and
   Board of Directors
   Plexus Corp.:

Our audits of the consolidated financial statements of Plexus Corp. and subsidiaries referred to in our report dated October 26, 2000, except for certain information in Note 6 for which the date is November 7, 2000, also included an audit of the financial schedules listed in the index of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 26, 2000, except for certain
  information in Note 6 for which
  the date is November 7, 2000

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2000, 1999 and 1998
(in thousands)

                                                                          ADDITIONS
                                                                          CHARGED TO
                                                       BALANCE AT         COSTS AND                      BALANCE AT END
                   DESCRIPTIONS                    BEGINNING OF PERIOD     EXPENSES        DEDUCTIONS       OF PERIOD
------------------------------------------------------------------------------------------------------------------------

2000:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)    $    773             $    777(1)      $     28         $  1,522

Allowance for inventory obsolescence (deducted
     from the asset to which it relates)                 6,860                 6,492(1)        3,946            9,406
                                                   ----------------------------------------------------------------------
                                                      $  7,633             $   7,269        $  3,974         $ 10,928
                                                   ======================================================================

1999:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)    $    993(2)          $     319        $    539         $    773

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)       5,685(2)              3,011           1,836            6,860
                                                   ----------------------------------------------------------------------
                                                      $  6,678             $   3,330        $  2,375         $  7,633
                                                   ======================================================================

1998:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)    $    738             $     454        $    181         $  1,011

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)       4,495                 3,638           2,567            5,566
                                                   ----------------------------------------------------------------------
                                                      $  5,233             $   4,092        $  2,748         $  6,577
                                                   ======================================================================

---------------------------------
[FN]
(1) These amounts do not agree to the amounts appearing in the Consolidated Statements of Cash Flows as the amounts include beginning balances related to companies acquired during fiscal 2000.

(2) These balances do not agree to the prior year-end balances as they include the effects of the SeaMED Corporation excluded period (see Note 1 to Notes to Consolidated Financial Statements). The net effect of the SeaMED excluded period on the allowance for losses on accounts receivable and inventory obsolescence was ($18,000) and $119,000, respectively.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
SeaMED Corporation

We have audited the statements of income, shareholders' equity, and cash flows for the year ended June 30, 1998 of SeaMED Corporation (not presented separately herein). These financial statements and related schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects the results of operations of SeaMED Corporation and its cash flows for the year ended June 30, 1998, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP

Seattle, Washington
August 13, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:      PLEXUS CORP. (Registrant)

         /s/ Peter Strandwitz
         -----------------------------
         Peter Strandwitz, Chairman

December 18, 2000

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

                               SIGNATURE AND TITLE

         /s/ Peter Strandwitz                       /s/ David J. Drury
----------------------------------------  --------------------------------------
   Peter Strandwitz, Chairman and                 David J. Drury, Director
Chief Executive Officer, and Director

         /s/ John L. Nussbaum                      /s/ Harold R. Miller
----------------------------------------  --------------------------------------
  John L. Nussbaum, President and               Harold R. Miller, Director
Chief Operating Officer, and Director

           /s/ Dean A. Foate                      /s/ Thomas J. Prosser
----------------------------------------  --------------------------------------
Dean A. Foate, Executive Vice President,       Thomas J. Prosser, Director
and President of Plexus Technology Group

         /s/ Thomas B. Sabol                      /s/ Agustin A. Ramirez
----------------------------------------  --------------------------------------
 Thomas B. Sabol, Senior Vice President        Agustin A. Ramirez, Director
      and Chief Financial Officer

        /s/ Lisa M. Kelley                            /s/ Jan Ver Hagen
----------------------------------------  --------------------------------------
Lisa M. Kelley, Vice President-Finance,            Jan Ver Hagen, Director
Treasurer and Chief Accounting Officer


* Each of the above signatures is affixed as of December 18, 2000.

                                 EXHIBIT INDEX
                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 2000

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

     4.1             Restated Articles of Incorporation of      Exhibit 3(i) above
                     Plexus Corp.

     4.2             Amended and Restated Shareholder Rights    Exhibit 1 to Plexus'
                     Agreement, dated as of August 13, 1998,    Form 8-A/A filed
                     (as amended through November 14, 2000)     on December 6, 2000
                     between Plexus and Firstar Bank, N.A.
                     as Rights Agent, including form of
                     Rights Certificates

     10.1            Supplemental Executive Retirement
                     Agreements dated as of September 19,
                     1996**

                       (a) Peter Strandwitz                     Exhibit 10.1(a) to 1996 10-K

                       (b) John Nussbaum                        Exhibit 10.1(b) to 1996 10-K

                       (c) John Nussbaum                        Description thereof in the 2001
                           amendment effective fiscal 2000      Annual Meeting Proxy Statement



                       (d) Gerald Pitner                        Exhibit 10.1(c) to Plexus' Report
                                                                on Form 10-K for the year ended
                                                                September 30, 1997 ("1997 10-K")

     10.2            Forms of Change of Control Agreements
                     dated August 1, 1998 with **

                       (a) Peter Strandwitz                     Exhibit 10.2(a) to 1998 10-K
                           John L. Nussbaum
                           Thomas B. Sabol
                           Charles C. Williams
                           Joseph D. Kaufman
                           Dean A. Foate
                           J. Robert Kronser





                       (b) Lisa M. Kelley                       Exhibit 10.2(b) to 1998 10-K
                           Paul A. Morris

         10.3          Employee Savings Plan and Trust**:

             (a)       Plan Document                            Exhibit 10.3(a) to 1996 10-K

             (b)       Non-Standardized Form Adoption Agreement Exhibit 10.3(b) to 1996 10-K

         10.4          Plexus Corp. 1998 Option Plan**          Exhibit A to the Registrant's
                                                                definitive proxy statement for its
                                                                1998 Annual Meeting of Shareholders

         10.5(a)       Credit Agreement dated as of March 20,   Exhibit 10.5(a) to 1997 10-K
                       1997, among Firstar Bank Milwaukee,
                       National Association, Harris Trust and
                       Savings Bank, and Bank One, Wisconsin
                       (the "Credit Agreement")***

             (b)       Corporate Guarantee Agreements related   Exhibits 10.5(b)(i) and (ii) to
                       thereto dated as of March 20,            1997 10-K
                       1997, by Electronic Assembly Corporation
                       ("EAC") and Technology Group, Inc. ***

             (c)       Amended and Restated Credit Agreement    Exhibit 10.1 to Plexus' Report on
                       dated as of June 15, 2000, among         Form 8-K dated July 14, 2000
                       Plexus, Firstar Bank, NA,                 ("7/14/00 8-K")
                       Harris Trust and Savings Bank, and
                       Bank One, NA ***

             (d)       Demand Note dated July 24, 2000***       Exhibit 10.1 to Plexus' Report on
                                                                Form 10Q for the quarter ended June
                                                                30, 2000

             (e)       Amendment to Amended and Restated        Exhibit 10.1 to Plexus' Report on
                       Credit Agreement dates as of August 15,  Form 8-K dated September 19, 2000
                       2000 ***                                 ("9/1//00 8-k")

             (f)       Waiver and Related Demand Note, dated    Exhibit 10.2 to 9/19/00 8-K
                        September 15, 2000 ***

         10.6          (a) Credit Agreement dates as of                                                      X
                       October 25, 2000, among Plexus, certain
                       Plexus subsidiaries and various
                       signatory lending institutions whose
                       agents are ABN Amro Bank N.V., Firstar
                       Bank, N.A. and Bank One, N.A.

                       (b) Exhibits thereto                                                                  X





         10.7          (a) Lease Agreement between Neenah (WI)  Exhibit 10.8(a) to Plexus' Report
                       QRS 11-31, Inc. ("QRS: 11-31") and EAC,  on Form 10-K for the year ended
                       dated August 11, 1994*                   September 30, 1994 ("1994 10-K")

                       (b) Guaranty and Suretyship Agreement    Exhibit 10.8(c) to 1994 10-K
                       between Plexus Corp. and QRS: 11-31
                       dated August 11, 1994, together with
                       related Guarantor's Certificate of
                       Plexus Corp.

         10.8          Plexus Corp. 1995 Directors' Stock       Exhibit 10.10 to 1994 10-K
                       Option Plan**

         10.9          Plexus Corp. 1998 Management Incentive   Exhibit 10.10 to 1997 10-K
                       Compensation Plan**

        10.10          Lease Agreement dated February 12,       Exhibit 10.16 to Plexus' Quarterly
                       1996, between Plexus and Oneida Nation   Report on Form 10-Q for the quarter
                       Electronics***                           ended March 31, 1996

        10.11          Agreement and Plan of Merger between     Exhibit 2.1 to Plexus' Quarterly
                       Plexus Corp. and SeaMED Corporation and  Report on Form 10-Q for the quarter
                       PS Acquisition Corp. dated as of March   ended March 31, 1999
                       16, 1999*

        10.12          Agreement and Plan of Merger dated as    Exhibit 2.1 to Plexus' Report on
                       of March 3, 2000, by and among Plexus,   Form 8-K dated April 28, 2000
                       PPatriot Corp. and Agility,
                       Incorporated *

        10.13          Stock Purchase Agreement dated March     Exhibit 2.1 to Plexus' Report on
                       13, 2000, among Plexus, Elamex, SA de    Form 10-Q for the quarter ended
                       CV and Servicios Administrativos         march 31, 2000 ("3/31/00 10-Q")
                       Elamex, SA de CV*

        10.14          Promissory Note from Thomas Sabol dated  Exhibit 10.1 to 3/31/00 10-Q
                       March 13, 2000

        10.15          (a) Share Purchase Agreement dated as    Exhibit 2.1 to 7/14/00 8-K
                       of June 26, 2000, among Plexus Corp.
                       Limited (f/k/a "Lycidas (323)
                       Limited"), Plexus and the shareholders
                       of Keltek (Holding) Limited *

                       (b) Related form of Loan Notes of        Exhibit 2.2 to 7/14/00 8-K
                       Plexus Corp. Limited


        10.16          (a) Receivables Purchase Agreement                                                    X
                       dated as of October 6, 2000, among
                       Plexus, Preferred Receivables Funding
                       Corporation and Bank One, NA

                       (b) Receivables Sale Agreement dated as                                               X
                       of October 6, 2000, among Electronic
                       Assembly Corporation, Technology Group,
                       Inc., SeaMED Corporation and Plexus
                       ABS, Inc.



        10.17          Plexus Corp. Executive Deferred                                                       X
                       Compensation Plan**

        10.18          Form of Split Dollar Life Insurance                                                   X
                       Agreements between Plexus and each
                       of:**
                              Thomas B. Sabol
                              Dean A. Foate
                              J. Robert Kronser
                              Joseph D. Kaufman

        10.19          Underwriting Agreement dated October     Exhibit 1.1 Plexus' Report on Form
                       13, 2000, among Plexus, Robertson        8-K dated October 13, 2000
                       Stephens, Inc. and the other
                       Underwriters named therein

         21            List of Subsidiaries                                                                  X

         23.1          Consent of PricewaterhouseCoopers LLP                                                 X
         23.2          Consent of Ernst & Young LLP                                                          X

         24            Power of Attorney                                                          (Signature Page
                                                                                                        Hereto)

         27            Financial Data Schedules                                                              X

----------------------
[FN]
* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
**  Designates management compensatory plans or agreements.
*** Superceded or terminated.