Form 10-K405/A
period 2000-09-30
PLEXUS CORP
filed 2001-01-17
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 1

(mark one)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

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

Yes           No
   -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

     As of December 12, 2000, 40,600,189 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $48.6875 closing sale price on that date, as reported on the NASDAQ National Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $1.9 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                          Part of Form 10-K Into Which
               Document                   Portions of Documents are Incorporated

Proxy Statement for 2001 Annual           Part III
Meeting of Shareholders

This Amendment is filed to include unaudited supplemental quarterly financial data for fiscal 2000 and 1999 which was inadvertently omitted from the original filing.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See "List of Financial Statements and Financial Statement Schedules," and accompanying reports, statements and schedules, which appear beginning on page 21 of the Report on Form 10-K. [This information is unchanged from the original filing, and therefore those pages are not repeated herein.] Unaudited supplementary quarterly financial data for fiscal 2000 and 1999 appear below.


SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for fiscal 2000 and 1999 consists of (in thousands, except per share amounts):


                                   First              Second               Third              Fourth
          2000                    Quarter             Quarter             Quarter             Quarter             Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                         $147,094            $161,994            $193,187            $249,364          $751,639
Gross profit                        20,549              23,103              28,019              35,493           107,164
Net income                           8,254               9,352              10,418              12,172            40,196
Earnings per share
   Basic                          $   0.23            $   0.26            $   0.28            $   0.33          $   1.12
   Diluted                        $   0.22            $   0.25            $   0.27            $   0.31          $   1.04



                                   First              Second               Third              Fourth
          1999                    Quarter             Quarter             Quarter             Quarter             Total
---------------------------------------------------------------------------------------------------------------------------
Net sales                         $120,585            $119,165            $120,430            $132,234          $492,414
Gross profit                        16,904              16,828              13,714              18,963            66,409
Net income                           6,825               6,265               3,726               3,495            20,311
Earnings per share
   Basic                          $   0.20            $   0.18            $   0.11            $   0.10          $   0.59
   Diluted                        $   0.19            $   0.17            $   0.10            $   0.09          $   0.55



     Earnings per share is computed independently for each quarter. The annual per share amount may not equal the sum of the quarterly amounts due to rounding.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             PLEXUS CORP.

Dated: January 16, 2001

                                        By: /s/ Joseph D. Kaufman
                                            -------------------------
                                            Joseph D. Kaufman
                                            Vice President, General Counsel and
                                            Secretary, and attorney-in-fact