Form 10-Q
period 2000-12-31
PLEXUS CORP
filed 2001-02-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter ended December 31, 2000

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

         As of February 7, 2001 there were 41,205,887 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                December 31, 2000




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

                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

                  SAFE HARBOR.....................................................................................9

                  OVERVIEW...................................................................................... 10

                  MERGERS AND ACQUISITIONS.......................................................................10

                  RESULTS OF OPERATIONS..........................................................................11

                  LIQUIDITY AND CAPITAL RESOURCES................................................................12

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................13

                  RISK FACTORS...................................................................................13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................20




PART II - OTHER INFORMATION......................................................................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20



SIGNATURE........................................................................................................21


                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited


                                                             Three Months Ended
                                                                December 31,
                                                 -----------------------------------------
                                                          2000                1999
                                                          ----                ----


     Net sales                                        $ 272,097           $ 147,094
     Cost of sales                                      233,507             126,545
                                                      ---------           ---------

         Gross profit                                    38,590              20,549


     Operating expenses:
         Selling and administrative expenses             13,005               7,129
         Amortization of goodwill                           888                  33
         Merger costs                                     1,014                  --
                                                      ---------           ---------
                                                         14,907               7,162
                                                      ---------           ---------

         Operating income                                23,683              13,387

     Other income (expense):
         Interest expense                                (1,827)                 (2)
         Miscellaneous                                      799                 372
                                                      ---------           ---------

         Income before income taxes                      22,655              13,757


     Income taxes                                         9,442               5,503
                                                      ---------           ---------

         Net income                                   $  13,213           $   8,254
                                                      =========           =========

     Earnings per share:
         Basic                                        $    0.33           $    0.23
                                                      =========           =========
         Diluted                                      $    0.31           $    0.22
                                                      =========           =========

     Weighted average shares outstanding:
         Basic                                           40,290              35,182
         Diluted                                         42,902              37,478





            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited


                                                                         December 31,           September 30,
                                                                             2000                    2000
                                                                         ------------           -------------

ASSETS
Current assets:
       Cash and cash equivalents                                         $  76,951               $   5,293
       Short-term investments                                                  475                      --
       Accounts receivable, net of allowance of $2,548
          and $1,522, respectively                                         110,468                 140,048
       Inventories                                                         221,417                 215,998
       Deferred income taxes                                                 9,554                   9,109
       Prepaid expenses and other                                            6,620                   4,451
                                                                         ---------               ---------

              Total current assets                                         425,485                 374,899

Property, plant and equipment, net                                         108,506                  89,500
Goodwill, net                                                               50,363                  48,882
Other                                                                        3,325                   2,327
                                                                         ---------               ---------

              Total assets                                               $ 587,679               $ 515,608
                                                                         =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                 $   8,091               $   8,365
       Accounts payable                                                     95,046                 106,257
       Customer deposits                                                    10,119                  10,126
       Accrued liabilities:
          Salaries and wages                                                16,708                  19,039
          Other                                                             17,093                  17,516
                                                                         ---------               ---------

              Total current liabilities                                    147,057                 161,303

Long-term debt, net of current portion                                      45,146                 141,409
Deferred income taxes                                                        1,363                   1,056
Other liabilities                                                            2,551                   2,478

Shareholders' equity:
       Preferred stock, $.01 par value, 5,000 shares authorized,
          none issued or outstanding                                            --                      --
       Common stock, $.01 par value, 60,000 shares authorized,
          41,067 and 37,054 issued and outstanding, respectively               411                     371
       Additional paid-in capital                                          242,175                  72,699
       Retained earnings                                                   148,954                 136,577
       Accumulated other comprehensive income (loss)                            22                    (285)
                                                                         ---------               ---------


                                                                           391,562                 209,362
                                                                         ---------               ---------

              Total liabilities and shareholders' equity                 $ 587,679               $ 515,608
                                                                         =========               =========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                              Three Months Ended
                                                                                 December 31,
                                                                     -------------------------------------
                                                                           2000               1999
                                                                           ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $  13,213             $   8,254
   Adjustments to reconcile net income to net cash
     flows from operating activities:
       Depreciation and amortization                                       6,744                 3,109
       Income tax benefit from stock option award plans                    2,755                   623
       Deferred income taxes                                                (138)                 (256)


       Changes in assets and liabilities:
          Accounts receivable                                              3,458                (4,116)
          Inventories                                                     (5,276)               (3,310)
          Prepaid expenses and other                                      (2,030)                   77
          Accounts payable                                               (12,293)               (6,307)
          Customer deposits                                                  (12)               (1,239)
          Accrued liabilities                                             (3,030)                2,383
          Other                                                           (2,249)                   98
                                                                       ---------             ---------

            Cash flows provided by (used in) operating activities          1,142                  (684)
                                                                       ---------             ---------

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                      (475)              (18,441)
   Sales and maturities of short-term investments                             --                33,138
   Payments for property, plant and equipment                            (23,614)               (5,205)
   Other                                                                      --                     6
                                                                       ---------             ---------

            Cash flows provided by (used in) investing activities        (24,089)                9,498
                                                                       ---------             ---------

   CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                    139,488                    --
   Payments on debt                                                     (239,328)                   (2)
   Proceeds from exercise of stock options                                   583                   960
   Asset securitization facility                                          30,000                    --
   Proceeds from issuance of common stock                                163,700                    --
                                                                       ---------             ---------

            Cash flows provided by financing activities                   94,443                   958
                                                                       ---------             ---------

   Effect of foreign currency translation on cash                            162                    --
                                                                       ---------             ---------
   Net increase in cash and cash equivalents                              71,658                 9,772

   Cash and cash equivalents:
          Beginning of period                                              5,293                15,906
                                                                       ---------             ---------
          End of period                                                $  76,951             $  25,678
                                                                       =========             =========



            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of operations for the three months ended December 31, 2000 and 1999 and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

         The condensed consolidated balance sheet data as of September 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                                     December 31,         September 30,
                                                         2000                 2000
                                                    --------------         ------------

         Assembly parts                               $159,450               $139,674
         Work-in-process                                55,726                 69,829
         Finished goods                                  6,241                  6,495
                                                      --------               --------
                                                      $221,417               $215,998
                                                      ========               ========



NOTE 3 - ASSET SECURITIZATION FACILITY

          On October 6, 2000, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse ("asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of December 31, 2000, the Company had utilized $30 million of the asset securitization facility. The Company incurred financing costs of $0.6 million under the asset securitization facility for the three months ended December 31, 2000.

NOTE 4 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands except per share amounts):


                                                                        Three Months Ended
                                                                           December 31,
                                                            -------------------------------------------
                                                                    2000                  1999
                                                                    ----                  ----

   BASIC EARNINGS PER SHARE:
       Net income                                                $13,213               $ 8,254
                                                                 =======               =======

       Basic weighted average shares outstanding                  40,290                35,182
                                                                 =======               =======

   BASIC EARNINGS PER SHARE                                      $  0.33               $  0.23
                                                                 =======               =======


   DILUTED EARNINGS PER SHARE:
       Net income                                                $13,213               $ 8,254
                                                                 =======               =======

       Weighted average shares outstanding                        40,290                35,182
       Dilutive effect of stock options                            2,612                 2,296
                                                                 -------               -------
       Diluted weighted average shares outstanding                42,902                37,478
                                                                 =======               =======

   DILUTED EARNINGS PER SHARE                                    $  0.31               $  0.22
                                                                 =======               =======



NOTE 5 - MERGER

         On December 21, 2000, the Company acquired e2E Corporation ("e2E") through the issuance of 462,625 shares of its common stock. The transaction is being accounted for as a pooling of interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Pro forma statements of operations reflecting this transaction are not shown and prior results are not restated, as they would not differ materially from reported results.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic OEMs. The Company has two reportable geographic regions: North America and Europe. The Company has 23 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.




                                                                            Three months ended
                                                                               December 31,
                                                                    ----------------------------------
         Net sales:                                                       2000               1999
                                                                          ----               ----
                                                                                 (in thousands)


                                North America                           $250,494           $147,094
                                Europe                                    21,603                  -
                                                                        --------           --------
                                                                        $272,097           $147,094
                                                                        ========           ========

         Net income:
                                North America                           $ 13,077           $  8,254
                                Europe                                      (348)                 -
                                Interregion adjustments                      484                  -
                                                                        --------           --------
                                                                        $ 13,213           $  8,254
                                                                        ========           ========




                                                                      December 31,      September 30,
                                                                          2000               2000
                                                                          ----               ----
                                                                               (in thousands)

         Total assets:
                                North America                           $523,074           $462,355
                                Europe                                    64,605             53,253
                                                                        --------           --------
                                                                        $587,679           $515,608
                                                                        ========           ========


NOTE 7 - SHAREHOLDERS' EQUITY

          On October 18, 2000 the Company issued 3.0 million shares of common stock for $50.00 per share. The Company received net proceeds of approximately $142.9 million subsequent to discounts and commissions to the underwriters of approximately $7.1 million. Additional expenses were approximately $0.6 million. On November 7, 2000, the underwriters exercised their over-allotment option for an additional 450,000 shares resulting in additional net proceeds of approximately $21.4 million.

         On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new common stock was issued on August 31, 2000, to holders of record as of August 22, 2000. Share and per share amounts, where required, have been restated to reflect this stock split.


NOTE 8 - COMPREHENSIVE INCOME

          The Company's accumulated other comprehensive is composed exclusively of the cumulative effect of the foreign currency translation adjustment. For the three months ended December 31, 2000 and 1999, the Company recorded foreign currency translation adjustments of approximately $0.3 million and $0, respectively.

NOTE 9 - CONTINGENCY

         The Company (along with hundreds of other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company has requested a stay of action pending developments in other related litigation. The Company believes the vendors from whom the patent-related equipment was purchased may contractually indemnify the Company. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. As amended, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         In October 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" was issued. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. SFAS No 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is not expected to have a significant material effect on the Company's financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2001 and is not expected to have a significant material effect on the Company's financial statements.

NOTE 11 - RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "look forward to," "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the level of overall growth in the electronics industry, the Company's ability to integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the result of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the risk of customer delays, changes or cancellations in both ongoing and new programs, the timing and mix of production, the effect of start-up costs of new programs and facilities, capacity utilization, the effect of general economic conditions, the impact of technological changes and increased competition, design and manufacturing deficiencies and other risks detailed herein (particularly under "Risk Factors" below) and in the Company's other Securities and Exchange Commission filings.

OVERVIEW

         Plexus provides product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 13.

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

MERGERS AND ACQUISITIONS

         On December 21, 2000, we acquired e2E, a privately held circuit board design and engineering service provider for electronic OEMs. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. e2E's results are included for the three months ended December 31, 2000. The addition of e2E significantly increases the Company's printed circuit board design and engineering capabilities as well as its geographic reach.

         On July 14, 2000, we acquired all of the outstanding capital stock of Keltek (Holdings) Limited ("Keltek"), headquartered in Kelso, Scotland, with an additional facility in Maldon, England. We accounted for the acquisition of Keltek using the purchase method of accounting. The results of Keltek's operations have been included in our results from the date of acquisition. The acquisition of Keltek provides us with a presence in Western Europe to serve both current and new customers.

         On May 23, 2000, we completed our acquisition of the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations") located in Juarez, Mexico. We accounted for this acquisition using the purchase method of accounting, and the Mexico turnkey operations' results are included in our results from the date of acquisition. We anticipate that the Mexico turnkey operations will provide our existing and potential customers with a proven low-cost-labor solution for many of our product realization services. In addition, the acquisition provides the existing customers of the Mexico turnkey operations with access to our engineering, test and technology capabilities.

         On April 28, 2000, we acquired Agility Incorporated ("Agility"), a privately held, Boston-based EMS provider. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. The addition of Agility establishes a stronger presence with our current East Coast customers and increases our capacity to assemble complex printed circuit boards with complete final product and system box build.

RESULTS OF OPERATIONS

Net sales

          Net sales for the three months ended December 31, 2000, increased 85 percent to $272 million from $147 million for the three months ended December 31, 1999. This increase was due primarily to growth in sales to the networking/datacommunications industry from both existing and new customers, and through our acquisitions. Our acquisitions, since October 1, 1999, accounted for slightly more than 40 percent of sales growth for the three months ended December 31, 2000. The growth in the networking/datacommunications sector was offset somewhat by a reduction in sales to the transportation industry. We believe that our overall sales growth reflects the continuing trend toward outsourcing within the electronics industry offset by recent softness in the U.S. economy. Plexus has recently begun to see the impact of the overall slow-down in the economy as a whole, and in particular in the networking/datacommunications infrastructure spend with some of our customers, resulting in these customers' forecasts becoming more cautious. However, the slow-down is currently being mitigated by the ramp up in new programs, particularly from new customers.

          Our largest customers for the three months ended December 31, 2000, were Lucent Technologies Inc., and Cisco Systems, Inc., which accounted for 14 percent and 13 percent of sales, respectively, compared to the three months ended December 31, 1999, when Lucent Technologies and General Electric Company accounted for 25 percent and 12 percent of sales, respectively. Sales to our ten largest customers accounted for 59 percent of sales for the three months ended December 31, 2000, compared to 69 percent for the three months ended December 31, 1999. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to Lucent Technologies, Cisco Systems, General Electric and our other significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Based on recent customer indications, sales to Cisco Systems are expected to represent up to 15 percent of our total fiscal 2001 sales. In addition, we expect an increasing percentage of our sales will come from emerging technology companies, including start-ups, mainly in the networking/datacommunications market sector. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the three months ended December 31, 2000 and 1999, respectively, by industry were as follows: networking/datacommunications 40 percent (33 percent), medical 22 percent (30 percent), industrial 20 percent (21 percent), computer 10 percent (9 percent) and transportation/other 8 percent (7 percent). Based upon current forecasts from our customers, we expect the percentage of sales to the networking/datacommunications industry to continue to grow in the current fiscal year.

Gross profit

         Gross profit for the three months ended December 31, 2000, increased 88 percent to $38.6 million from $20.5 million for the three months ended December 31, 1999. The gross margin for the three months ended December 31, 2000, was
14.2 percent, compared to 14.0 percent for the three months ended December 31, 1999.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in the cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales. Our gross margin reflects a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by recent acquisitions. In particular, gross margins resulting from the Mexico turnkey operations and Keltek are below our historical gross margins as we work to integrate these acquisitions into our product realization model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods. Gross margins are expected to decrease from fiscal 2000 results prior to our recent acquisitions due to the impact of those acquisitions.

Operating expenses

         Selling and administrative (S&A) expenses for the three months ended December 31, 2000, increased to $13.0 million from $7.1 million for the three months ended December 31, 1999, respectively. As a percentage of net sales, S&A expenses were 4.8 percent for the three months ended December 31, 2000, compared to 4.8 percent for the three months ended December 31, 1999. The increase in dollar terms was due primarily to increases in our sales and marketing efforts and information systems infrastructure to support our growth and global expansion. We anticipate that future S&A expenses will increase in absolute dollars, but total operating expenses will remain at approximately five percent of net sales, as we continue to expand these support areas as well as continue to integrate our recent acquisitions and expand our engineering and manufacturing capacity.

Income taxes

          Income taxes increased to $9.4 million for the three months ended December 31, 2000, from $5.5 million for the three months ended December 31, 1999, respectively. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. The effective tax rate increased slightly upon the completion of the Mexico turnkey operations and Keltek acquisitions arising from the tax treatment of goodwill and slightly impacted the first quarter of 2001. In fiscal 2001, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flows provided by operating activities were $1.1 million for the three months ended December 31, 2000, compared to cash flows used in operating activities of $0.7 million for the three months ended December 31, 1999. During the period, cash provided by operating activities primarily related increased net income, the effect of non-cash expense items such as depreciation and the income tax benefit from stock option award plans, and decreased accounts receivable. This was offset in part by increases in inventory to support increased sales, and decreases in accounts payable and accrued liabilities.

         Cash flows used in investing activities totaled $24.1 million for the three months ended December 31, 2000. The primary uses were payments for property, plant and equipment, including plant expansions and additional manufacturing equipment.

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

         Cash flows provided by financing activities totaled $94.4 million for the three months ended December 31, 2000, primarily representing net proceeds from our asset securitization facility and proceeds from the issuance of common stock, offset by net payments on debt. The ratio of total debt to equity was 0.5 to 1 as of December 31, 2000 compared to 1.5 to 1 as of September 30, 2000.

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

         Pursuant to a public offering of shares of common stock on October 13, 2000, and the underwriters' exercise of a related over-allotment option on November 7, 2000, Plexus issued 3.45 million shares of common stock for $50 per share, with an underwriters discount of $2.375 per share. The Company received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million. The aggregate net proceeds from the offering were used to pay down in part, existing debt and are being or will be used to finance capital expenditures, capacity expansion, potential future acquisitions and for general corporate purposes and working capital.

         On October 6, 2000, Plexus entered into an agreement to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables.

         Our credit facilities, leasing capabilities, the asset securitization facility, the proceeds of our October 2000 offering, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2001 and the foreseeable future. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. As amended, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

         In October 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" was issued. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is not expected to have a significant material effect on the Company's financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company's fourth quarter of fiscal 2001 and is not expected to have a significant material effect on the Company's financial statements.

RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK.

         Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

     -   the volume of customer orders relative to our capacity
     - the timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter
     -   the typical short life cycle of our customers' products

     -   market acceptance of and demand for our customers' products
     -   changes in our sales mix to our customers
     -   the timing of our expenditures in anticipation of future orders
     -   our effectiveness in managing manufacturing processes
     -   changes in cost and availability of labor and components
     -   changes in economic conditions
     - local events that may affect our production volume, such as local holidays.

         The EMS industry is impacted by the state of the U.S. and global economies. Any slow-down in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their in turn forecasts. As a result, the demand for our services could decrease, which in turn would impact our sales.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. Over the past 18 months, component shortages have become more prevalent in our industry. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which has contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components may continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 59% and 69% of our net sales for the three months ended December 31, 2000 and 1999, respectively, and 63% for fiscal 2000. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

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

     OPERATING RISKS, SUCH AS THE:

         - inability to integrate successfully our acquired operations' businesses and personnel
         - inability to realize anticipated synergies, economies of scale or other value
         - difficulties in scaling up production and coordinating management of operations at new sites
         - strain placed on our personnel, systems and resources
         - possible modification or termination of an acquired business customer program, including cancellation of current or anticipated programs
         - loss of key employees of acquired businesses.

     FINANCIAL RISKS, SUCH AS THE:

         - dilutive effect of the issuance of additional equity securities

         - incurrence of additional debt and related interest costs
         - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions
         - incurrence of large write-offs or write-downs
         - amortization of goodwill or other intangible assets
         - unforeseen liabilities of the acquired businesses.

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         We may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

       - inability to integrate successfully additional facilities or capacity and to realize anticipated synergies, economies of scale or other value
       - additional fixed costs which may not be fully absorbed by the new business
       - difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
       - diversion of management's attention from other business areas during the planning and implementation of expansions
       - strain placed on our operational, financial, management, technical and information systems and resources
       - disruption in manufacturing operations
       - incurrence of significant costs and expenses
       - inability to locate enough customers or employees to support the expansion.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We recently acquired operations in Mexico and the United Kingdom as a result of purchasing the Mexico turnkey operations and the stock of Keltek. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

       - economic or political instability
       - transportation delays or interruptions and other effects of less developed infrastructure in many countries
       - foreign exchange rate fluctuations
       - utilization of different systems and equipment
       - difficulties in staffing and managing foreign personnel and diverse cultures.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

         The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

       - hire, retain and expand our qualified engineering and technical personnel

       - maintain and enhance our technological capabilities
       - develop and market manufacturing services which meet changing customer needs
       - successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

         In addition, our medical device business, which represented approximately 22% of our sales for the three months ended December 31, 2000, and 27% for fiscal 2000, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

OUR PRODUCTS ARE FOR THE ELECTRONICS INDUSTRY, WHICH PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

         Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:

      - the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles
      - the inability of our customers to develop and market their products, some of which are new and untested
      - the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.

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

         Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

      -  respond more quickly to new or emerging technologies
      - have greater name recognition, critical mass and geographic and market presence
      -  be better able to take advantage of acquisition opportunities
      -  adapt more quickly to changes in customer requirements
      - devote greater resources to the development, promotion and sale of their services
      -  be better positioned to compete on price for their services.

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

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations, including our working capital needs. We may seek to raise capital by:

      -  issuing additional common stock or other equity securities
      -  issuing debt securities
      - increasing available borrowings under our existing credit facility or obtaining new credit facilities
      -  obtaining off-balance-sheet financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments.

FOREIGN CURRENCY RISK

          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. As of December 31, 2000, the foreign currency forward contracts were scheduled to mature in less than three months and there were no material deferred gains or losses.

INTEREST RATE RISK

         We have financial instruments, including cash equivalents, short-term investments, long-term debt and our asset securitization facility, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We currently do not use any interest-rate swaps or other types of derivative financial instruments.

         The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities such as money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average long-term borrowings would have impacted net interest expense by approximately $0.2 million for the three months ended December 31, 2000.



                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits
                  3(ii) Restated Bylaws of Plexus Corp., as amended through December 29, 2000.

                  10.1 First Amendment Agreement to Supplemental Executive Retirement Agreement between Plexus Corp. and John Nussbaum, as of September 1, 1999, executed December 29, 2000.

         (b) On October 13, 2000 the Company filed a report on Form 8-K relating to the Company's public offering of common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 2/14/01                            /s/ Peter Strandwitz
 ---------                          --------------------
  Date                              Peter Strandwitz
                                    Chairman and CEO

 2/14/01                            /s/ Thomas B. Sabol
----------                          -------------------------------
  Date                              Thomas B. Sabol
                                    Senior Vice President &
                                    Chief Financial Officer