Form 10-Q
period 2001-03-31
PLEXUS CORP
filed 2001-05-15
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)     Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2001

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

        As of May 8, 2001 there were 41,370,568 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 March 31, 2001


PART I.  FINANCIAL INFORMATION............................................................................3

        Item 1. Consolidated Financial Statements.........................................................3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS............................................3

               CONDENSED CONSOLIDATED BALANCE SHEETS......................................................4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............................................5

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................6

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....10

               SAFE HARBOR...............................................................................10

               OVERVIEW..................................................................................10

               MERGERS AND ACQUISITIONS..................................................................10

               RESULTS OF OPERATIONS.....................................................................11

               LIQUIDITY AND CAPITAL RESOURCES...........................................................13

               NEW ACCOUNTING PRONOUNCEMENTS.............................................................14

               RISK FACTORS..............................................................................14

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................21




PART II - OTHER INFORMATION..............................................................................22

        Item 4.  Submission of Matters to a Vote of Security Holders.....................................22

        Item 6.   Exhibits and Reports on Form 8-K.......................................................22



SIGNATURE................................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS
                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                        Three Months Ended       Six Months Ended
                                             March 31,               March 31,
                                         2001        2000        2001        2000
                                       --------    --------    --------    --------
Net sales                              $280,284    $161,994    $552,381    $309,088

Cost of sales                           246,709     138,891     480,454     265,436
                                       --------    --------    --------    --------


  Gross profit                           33,575      23,103      71,927      43,652

Operating expenses:
  Selling and administrative expenses    13,102       7,968      25,869      15,098
  Goodwill amortization                     891          33       1,779          65
  Merger costs                               --          --       1,014          --
                                       --------    --------    --------    --------
                                         13,993       8,001      28,662      15,163
                                       --------    --------    --------    --------

  Operating income                       19,582      15,102      43,265      28,489

Other income (expense):
  Interest expense                       (1,372)         (2)     (3,199)         (4)
  Miscellaneous                           1,217         486       2,016         858
                                       --------    --------    --------    --------

  Income before income taxes             19,427      15,586      42,082      29,343


Income taxes                              7,771       6,234      17,213      11,737
                                       --------    --------    --------    --------

  Net income                           $ 11,656    $  9,352    $ 24,869    $ 17,606
                                       ========    ========    ========    ========

Earnings per share:
  Basic                                $   0.28    $   0.26    $   0.61    $   0.50
                                       ========    ========    ========    ========
  Diluted                              $   0.27    $   0.25    $   0.58    $   0.47
                                       ========    ========    ========    ========

Weighted average shares outstanding:

  Basic                                  41,198      35,488      40,738      35,332
                                       ========    ========    ========    ========
  Diluted                                43,213      38,066      43,097      37,762
                                       ========    ========    ========    ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                            March 31,  September 30,
                                                              2001         2000
                                                            ---------  -------------

ASSETS
Current assets:
  Cash and cash equivalents                                 $  42,213    $   5,293
  Short-term investments                                       36,225           --
  Accounts receivable, net of allowance of $3,584
    and $1,522, respectively                                  131,785      140,048
  Inventories                                                 199,329      215,998
  Deferred income taxes                                        10,458        9,109
  Prepaid expenses and other                                    8,558        4,451
                                                            ---------    ---------

          Total current assets                                428,568      374,899

Property, plant and equipment, net                            117,910       89,500
Goodwill, net                                                  48,394       48,882
Other                                                           3,335        2,327
                                                            ---------    ---------

          Total assets                                      $ 598,207    $ 515,608
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $   8,109    $   8,365
  Accounts payable                                             89,947      106,257
  Customer deposits                                            11,991       10,126
  Accrued liabilities:
    Salaries and wages                                         16,344       19,039
    Other                                                      14,078       17,516
                                                            ---------    ---------

          Total current liabilities                           140,469      161,303

Long-term debt, net of current portion                         49,101      141,409
Deferred income taxes                                           1,721        1,056
Other liabilities                                               2,687        2,478

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    none issued or outstanding                                     --           --
  Common stock, $.01 par value, 200,000 and 60,000 shares
    authorized, respectively, 41,234 and 37,054 issued
    and outstanding, respectively                                 412          371
  Additional paid-in capital                                  244,725       72,699
  Retained earnings                                           160,610      136,577
  Accumulated other comprehensive loss                         (1,518)        (285)
                                                            ---------    ---------

                                                              404,229      209,362
                                                            ---------    ---------

          Total liabilities and shareholders' equity        $ 598,207    $ 515,608
                                                            =========    =========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                     Six Months Ended
                                                         March 31,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 24,869    $ 17,606
Adjustments to reconcile net income to net cash
 flows from operating activities:
  Depreciation and amortization                      13,916       6,460
  Income tax benefit from stock option award plans    3,735       2,331
  Deferred income taxes                                (688)       (860)
  Changes in assets and liabilities:
    Accounts receivable                             (18,461)     (5,645)
    Inventories                                      16,084     (28,328)
    Prepaid expenses and other                       (4,003)       (209)
    Accounts payable                                (16,295)     13,115
    Customer deposits                                 1,871         108
    Accrued liabilities                              (6,300)      2,087
    Other                                            (2,948)        351
                                                   --------    --------

      Cash flows provided by operating activities    11,780       7,016
                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                 (36,700)    (48,042)
Sales and maturities of short-term investments          475      60,261
Payments for property, plant and equipment          (39,209)    (12,672)
Other                                                    --          44
                                                   --------    --------

      Cash flows used in investing activities       (75,434)       (409)
                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                  144,077          --
Payments on debt                                   (239,328)         (5)
Proceeds from exercise of stock options               1,025       2,742
Asset securitization facility                        30,000          --
Proceeds from issuance of common stock              164,829          --
                                                   --------    --------

      Cash flows provided by financing activities   100,603       2,737
                                                   --------    --------

Effect of foreign currency translation on cash          (29)         --
                                                   --------    --------

Net increase in cash and cash equivalents            36,920       9,344
Cash and cash equivalents:
    Beginning of period                               5,293      15,906
                                                   --------    --------
    End of period                                  $ 42,213    $ 25,250
                                                   ========    ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three months and six months ended March 31, 2001 and 2000 and the cash flows for the same six-month periods.

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

NOTE 2 - INVENTORIES

        The major classes of inventories are as follows (in thousands):

                                            March 31,                  September 30,
                                               2001                        2000
                                            ---------                    ---------
        Assembly parts                       $144,948                     $139,674
        Work-in-process                        50,053                       69,829
        Finished goods                          4,328                        6,495
                                             --------                    ---------
                                             $199,329                    $ 215,998
                                             ========                    =========

NOTE 3 - ASSET SECURITIZATION FACILITY

        On October 6, 2000, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of March 31, 2001, the Company had utilized $30 million of the asset securitization facility. The Company incurred financing costs of $1.1 million under the asset securitization facility for the six months ended March 31, 2001.

NOTE 4 - EARNINGS PER SHARE

        The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                              Three Months Ended           Six Months Ended
                                                   March 31,                  March 31,
                                           -------------------------- ---------------------------
                                               2001         2000          2001          2000
                                               ----         ----          ----          ----
BASIC EARNINGS PER SHARE:
     Net income                               $11,656      $ 9,352       $24,869       $17,606
                                              =======      =======       =======       =======

     Basic weighted average shares
outstanding                                    41,198       35,488        40,738        35,332
                                              =======      =======       =======       =======

BASIC EARNINGS PER SHARE                      $  0.28      $  0.26       $  0.61       $  0.50
                                              =======      =======       =======       =======

DILUTED EARNINGS PER SHARE:
     Net income                               $11,656      $ 9,352       $24,869       $17,606
                                              =======      =======       =======       =======

     Weighted average shares outstanding       41,198       35,488        40,738        35,332
     Dilutive effect of stock options           2,015        2,578         2,359         2,430
                                              -------      -------       -------       -------
     Diluted weighted average shares
outstanding                                    43,213       38,066        43,097        37,762
                                              =======      =======       =======       =======

DILUTED EARNINGS PER SHARE                    $  0.27      $  0.25       $  0.58       $  0.47
                                              =======      =======       =======       =======


NOTE 5 - MERGER AND ACQUISITION

        On May 1, 2001, the Company signed a definitive agreement to acquire Qtron, Inc., a privately held electronic manufacturing service provider located in San Diego, California. The purchase price is estimated at approximately $30 million in cash, subject to potential reductions provided in the agreement. The transaction is expected to close during the Company's third fiscal quarter and will be accounted for as a purchase transaction. The transaction remains subject to closing conditions provided in the agreement.

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

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufactures ("OEMs"). The Company has two reportable geographic regions: North America and Europe. The Company has 23 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.

                                         Three months ended      Six Months ended
                                              March 31,              March 31,
                                      ----------- ----------- ----------- -----------
                                         2001        2000        2001        2000
                                         ----        ----        ----        ----
Net sales:                                            (in thousands)

            North America              $257,113    $161,994    $507,607    $309,088
            Europe                       23,171           -      44,774           -
                                       --------    --------    --------    --------
                                       $280,284    $161,994    $552,381    $309,088
                                       ========    ========    ========    ========

Net income:
            North America               $11,638     $ 9,352     $24,715     $17,606
            Europe                         (499)          -        (847)          -
            Interregion adjustments         517           -       1,001           -
                                      ---------    --------    --------    --------
                                        $11,656      $9,352     $24,869     $17,606
                                      =========    ========    ========    ========


                                                       March 31,       September 30,
                                                         2001              2000
                                                         ----              ----
Total assets:                                               (in thousands)

            North America                              $526,004          $462,355
            Europe                                       72,203            53,253
                                                       --------          --------
                                                       $598,207          $515,608
                                                       ========          ========

NOTE 7 - SHAREHOLDERS' EQUITY

        During the first quarter of fiscal 2001, the Company issued 3.45 million shares of common stock at an offering price to the public of $50 per share. The Company received net proceeds of approximately $164.3 million after discounts and commissions to the underwriters of approximately $7.1 million. Additional expenses were approximately $0.6 million.

        On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new common stock was issued on August 31, 2000, to holders of record as of August 22, 2000. Share and per share amounts, where required, have been restated to reflect this stock split.

NOTE 8 - COMPREHENSIVE INCOME/LOSS

        The Company's accumulated other comprehensive income (loss) is composed of the cumulative effect of the foreign currency translation adjustment. For the three months ended March 31, 2001 and 2000, the Company recorded foreign currency translation adjustments of approximately ($1.5) million and $0, respectively. For the six months ended March 31, 2001 and 2000, the Company recorded foreign currency translation adjustments of approximately ($1.2) million and $0, respectively.

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

        In October 2000, Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" was issued. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is not expected to have a significant material effect on the Company's financial position, results of operations or cash flows.

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. As amended, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the economic performance of the electronics and technology industries, the risk of customer delays, changes, or cancellations in both on-going and new programs, the Company's ability to complete acquisition transactions and integrate acquired operations, the Company's ability to secure new customers and maintain its and acquired operations' current customer base, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the effect of start-up costs of new programs and facilities, the effect of general economic conditions, the impact of increased competition and other risks detailed in the Company's Securities and Exchange Commission filings.


OVERVIEW

        Plexus provides product realization services to OEMs in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 14.

        We provide contract manufacturing services on either a turnkey basis, where we procure some or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of our net sales, except for raw material pass-through sales discussed below. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and our net sales. Due to the nature of turnkey manufacturing, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs and the degree of automation used in the assembly process.

MERGERS AND ACQUISITIONS

        On May 1, 2001, the Company signed a definitive agreement to acquire Qtron, Inc., a privately held electronic manufacturing service provider, located in San Diego, California. The purchase price is estimated at approximately $30 million in cash, subject to potential reductions provided in the agreement. The transaction is expected to close during the Company's third fiscal quarter and will be accounted for as a purchase transaction. The transaction remains subject to closing conditions provided in the agreement. The company anticipates taking a one-time charge in the quarter ending June 30, 2001 for relocating Qtron's operations into two new facilities totaling 163,000 square feet.

        On December 21, 2000, we acquired e2E, a privately held circuit board design and engineering service provider for electronic OEMs. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. e2E's results are included for the six months ended March 31, 2001. The addition of e2E has significantly increased the Company's printed circuit board design and engineering capabilities as well as its geographic reach.

        On July 14, 2000, we acquired all of the outstanding capital stock of Keltek (Holdings) Limited ("Keltek"), headquartered in Kelso, Scotland, with an additional facility in Maldon, England. We accounted for the acquisition of Keltek using the purchase method of accounting. The results of Keltek's operations have been included in our results from the date of acquisition. The acquisition of Keltek has provided us with a presence in Western Europe to serve both current and new customers.

        On May 23, 2000, we completed our acquisition of the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations") located in Juarez, Mexico. We accounted for this acquisition using the purchase method of accounting, and the Mexico turnkey operations' results are included in our results from the date of acquisition. The Mexico turnkey operations have provided our existing and potential customers with a proven low-cost-labor solution for many of our product realization services. In addition, the acquisition has provided the existing customers of the Mexico turnkey operations with access to our engineering, test and technology capabilities.

        On April 28, 2000, we acquired Agility Incorporated ("Agility"), a privately held, Boston-based electronic manufacturing services ("EMS") provider. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. The addition of Agility has established a stronger presence with our current East Coast customers and increased our capacity to assemble complex printed circuit boards with complete final product and system box build.

RESULTS OF OPERATIONS

Net sales

        Net sales for the three months ended March 31, 2001, increased 73 percent to $280 million from $162 million for the three months ended March 31, 2000. Net sales for the six months ended March 31, 2001, increased 79 percent to $552 million from $309 million for the six months ended March 31, 2000. Our acquisitions, since October 1, 1999, accounted for slightly less than 50 percent of sales growth for the three and six month periods ended March 31, 2001. Plexus' sales have been affected by the impact of the overall slow-down in the economy as a whole, and in particular in the networking/datacommunications infrastructure spend with some of our customers, resulting in these customers' forecasts and orders becoming more cautious. In addition, sales of approximately $30 million in the second quarter and six months ended March 31, 2001 were raw material pass-through sales, sold to customers with minimal mark-up and without the customary value added services, due to order cancellations.

        Our largest customer for the three months ended March 31, 2001, was Cisco Systems, Inc., which accounted for 12 percent of sales, compared to the three months ended March 31, 2000, when Lucent Technologies, Inc., and General Electric Company accounted for 22 percent and 12 percent of sales, respectively. Our largest customer for the six months ended March 31, 2001 was Cisco Systems, which accounted for 12 percent of sales compared to Lucent Technologies and General Electric which accounted for 24 percent and 12 percent of sales, respectively, for the six months ended March 31, 2000. No other customers accounted for more than 10 percent of the Company's sales for the three and six months ended March 31, 2001 or 2000. Based on recently revised customer forecasts, sales to each of Cisco and Lucent are expected to be significantly below 10 percent of the Company's sales in its fiscal third quarter.

        Sales to our ten largest customers accounted for 54 percent of sales for the three months ended March 31, 2001, compared to 69 percent for the three months ended March 31, 2000. Sales to our largest ten customers accounted for 55 percent of sales for the six months ended March 31, 2001 compared to 69 percent for the six months ended March 31, 2000. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to Lucent Technologies, Cisco Systems, General Electric and our other significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. In addition, we expect an increasing percentage of our sales will come from emerging technology companies, including start-ups, mainly in the networking/datacommunications market sector. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

        Our sales for the three months ended March 31, 2001 and 2000, respectively, by industry were as follows: networking/datacommunications 41 percent (34 percent), medical 22 percent (32 percent), industrial 18 percent (19 percent), computer 13 percent (10 percent) and transportation/other 6 percent (5 percent). Based upon current forecasts from our customers, we expect our industry sales breakdown in our fiscal third quarter to be similar to our second quarter results. Upon the completion of the Qtron transaction, the percent of Plexus' sales to the networking/datacommunications industry should increase because the substantial majority of Qtron's sales are to the wireless infrastructure equipment industry.

Gross profit

        Gross profit for the three months ended March 31, 2001, increased 45 percent to $33.6 million from $23.1 million for the three months ended March 31, 2000. Gross profit for the six months ended March 31, 2001, increased 65 percent to $71.9 million from $43.7 million for the six months ended March 31, 2000. The gross margin for the three months ended March 31, 2001, was 12.0 percent, compared to 14.3 percent for the three months ended March 31, 2000. The gross margins for the six months ended March 31, 2001, was 13.0 percent compared to
14.1 percent for the six months ended March 31, 2000.

        Our gross margin reflects a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Gross margin for the three months ended March 31, 2001 was affected by a slowdown in the end-market demand particularly in the networking/datacommunications sector which resulted in lower production capacity at our manufacturing sites.

        In addition, gross margins continue to be affected by acquisitions. In particular, gross margins resulting from the Mexico turnkey operations and Keltek are below our historical gross margins as we work to integrate these acquisitions into our product realization model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods. Gross margins are expected to decrease from fiscal 2000 results due to the impact of the Company's recent acquisitions and its reduced manufacturing capacity utilization.

        Most of the research and development we conduct is paid for by out customers and is, therefore, included in the cost of sales. We conduct other research and development, but the research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

Operating expenses

        Selling and administrative (S&A) expenses for the three months ended March 31, 2001, increased to $13.1 million from $8.0 million for the three months ended March 31, 2000. S&A expenses for the six months ended March 31, 2001, increased to $25.9 million from $15.1 million for the six months ended March 31, 2000. As a percentage of sales, S&A expenses were 4.7 percent for the three months and six months ended March 31, 2001, compared to 4.9 percent for the three months and six months ended March 31, 2000. The increase in dollar terms was due primarily to increases in our sales and marketing efforts and information systems infrastructure to support our growth and global expansion.

        In response to the anticipated reduction in our expected sales levels and our reduced capacity utilization, the Company reduced its work force by approximately five percent, or approximately 300 employees, in April 2001.

The Company expects to take a one-time charge of less than $1 million associated with the work force reduction in our fiscal third quarter. We anticipate that future S&A expenses will remain at, or somewhat above, five percent of net sales.

Income taxes

        Income taxes increased to $7.8 million for the three months ended March 31, 2001, from $6.2 million for the three months ended March 31, 2000. Income taxes increased to $17.2 million for the six months ended March 31, 2001, from $11.7 million for the six months ended March 31, 2000. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. The effective tax rate increased slightly upon the completion of the Mexico turnkey operations and Keltek acquisitions arising from the tax treatment of goodwill and slightly impacted the second quarter of 2001. For fiscal 2001, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operating activities were $11.8 million for the six months ended March 31, 2001, compared to cash flows provided by operating activities of $7.0 million for the six months ended March 31, 2000. During the period, cash provided by operating activities primarily related to increased net income, the effect of non-cash expense items such as depreciation and the income tax benefit from stock option award plans, and decreased inventory. This was offset in part by increases in accounts receivable, and decreases in accounts payable and accrued liabilities.

        Cash flows used in investing activities totaled $75.4 million for the six months ended March 31, 2001. The primary uses were payments for property, plant and equipment, including plant expansions and additional manufacturing equipment and purchasing short-term investments.

        We utilize available cash, debt and operating leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2001 will be approximately $65 million to $70 million. This includes planned expansions at our manufacturing facilities in Kentucky and Illinois and additional manufacturing equipment. This estimate reflects a reduction from prior expectations as the Company has pushed out certain capital requirements due to the reduction in anticipated sales levels. In addition, this estimate does not include any acquisitions which Plexus may undertake, including Qtron.

        The Company intends to finance the pending Qtron acquisition through existing capital resources. In addition to the purchase price, the Company will either repay or assume Qtron indebtedness of approximately $16 million to $20million (in addition to Qtron's ordinary trade payables).

        Cash flows provided by financing activities totaled $100.6 million for the six months ended March 31, 2001, primarily representing net proceeds from the issuance of common stock and proceeds from our asset securitization facility, offset by net payments on debt. The ratio of total debt to equity was
0.5 to 1 as of March 31, 2001 compared to 1.5 to 1 as of September 30, 2000.

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

        Pursuant to a public offering of shares of common stock in the first quarter of fiscal 2001, Plexus issued 3.45 million shares of common stock for $50 per share, with an underwriters discount of $2.375 per share. The Company received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million. The aggregate net proceeds from the offering were used to pay down, in part, existing debt and are being or will be used to finance capital expenditures, capacity expansion, potential future acquisitions and for general corporate purposes and working capital.

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

        Our credit facilities, leasing capabilities, the asset securitization facility, the proceeds of our October 2000 offering, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2001 and the foreseeable future, including the cash required for the Qtron acquisition. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

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

        The EMS industry is impacted by the state of the U.S. and global economies. Any slow-down in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The Company's sales growth has been, and is expected to continue to be, impacted by the slow down in the networking/datacommunications market, as well as the economy in general. As a result, the demand for our services could decrease, which in turn would impact our sales.

        Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of automation used in the manufacturing process.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

        Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers' products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slow down in the networking/datacommunications market and other sectors of the economy.

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

        Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 54% of our net sales for the three months ended March 31, and 55% for the first six months of fiscal 2001. Our ten largest customers represented 63% of our sales for fiscal 2000. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

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

        Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Additionally, the typical lack of prior earnings, and the frequent dependence on financing of these companies, increases their credit risks.

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

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

        We may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. However, we may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

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

        In addition, Qtron is expected to move to a new facility about the time of its acquisition by Plexus. That move could be disruptive to Qtron's operation, and make the integration process more difficult. Further Qtron's operations (and Plexus' other California operations) may be effected by the power shortages in that state.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

        We have acquired operations in Mexico and the United Kingdom. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

        Plexus has recently entered into a licensing arrangement for new ERP software and related information systems. The Company is in the process of developing its global model and expects site conversions to begin in early fiscal 2002. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect Plexus. Information flow and production could also be affected if the new software and systems do not perform as Plexus expects.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

        Some of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for designing, product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides these materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results. We also have the risk that customers may not honor their commitments to reimburse the Company for excess inventory purchases if the customers cancel orders.

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

        In addition, our medical device business, which represented approximately 22% of our sales for the three months ended March 31, 2001, and 32% for fiscal 2000, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

        In addition, the stock market in general, and especially the NASDAQ National Market along with market prices for technology companies, in particular, have experienced extreme volatility and weakness that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

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

FOREIGN CURRENCY RISK

        We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. As of March 31, 2001, the foreign currency forward contracts were scheduled to mature in less than three months and were not material.

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

        Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average borrowings would have impacted net interest expense by approximately $0.1 million and $0.3 million for the three months and six months ended March 31, 2001, respectively.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting of shareholders on March 7, 2001, the eight management nominees were re-elected to the board. The nominees/directors were re-elected with the following votes:

                                                                        Authority for
        Director's Name                     Votes "For"                Voting Withheld
        ---------------                     -----------                ---------------

David J. Drury                              40,454,288                    96,360
Dean A. Foate                               40,470,468                    80,120
Harold R. Miller                            40,467,772                    82,816
John L. Nussbaum                            40,470,129                    80,459
Thomas J. Prosser                           40,469,818                    80,770
Agustin A. Ramirez                          40,468,258                    96,330
Peter Strandwitz                            40,468,793                    81,795
Jan VerHagen                                40,454,886                    95,702

        In addition, at the annual meeting, shareholders approved amending the Company's Articles of Incorporation to increase the number of authorized share, and the restatement of Articles as so amended. The vote on the proposal was as follows:

For:  23,968,023             Against:  14,225,087            Abstain:  71,442       Broker Non-Votes:  2,286,036



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                3(i) Restated Articles of Incorporation of Plexus Corp., as amended through March 13, 2001

                3(ii) Amended and Restated Bylaws of Plexus Corp., as amended through March 7, 2001

        (b)     Plexus did not file any reports on Form 8-K during this period.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5/14/01                           /s/ John L. Nussbaum
----------------                ---------------------------------------------
  Date                          John L. Nussbaum
                                President and Chief Executive Officer


5/14/01                           /s/ Thomas B. Sabol
----------                      ----------------------------------------------
  Date                          Thomas B. Sabol
                                Executive Vice President and
                                Chief Financial Officer