Form 10-Q
period 2001-06-30
PLEXUS CORP
filed 2001-08-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2001

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

         As of August 6, 2001 there were 41,647,826 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  June 30, 2001


PART I.  FINANCIAL INFORMATION.........................................................................     3

         Item 1.  Consolidated Financial Statements....................................................     3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS......................................     3

                  CONDENSED CONSOLIDATED BALANCE SHEETS................................................     4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS......................................     5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................     6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

                  SAFE HARBOR..........................................................................    10

                  OVERVIEW.............................................................................    10

                  MERGERS AND ACQUISITIONS.............................................................    10

                  RESULTS OF OPERATIONS................................................................    11

                  LIQUIDITY AND CAPITAL RESOURCES......................................................    13

                  NEW ACCOUNTING PRONOUNCEMENTS........................................................    14

                  RISK FACTORS.........................................................................    15

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................    21



PART II - OTHER INFORMATION............................................................................    22

         Item 6.   Exhibits and Reports on Form 8-K....................................................    22



SIGNATURE..............................................................................................    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                    Unaudited

                                            Three Months Ended            Nine Months Ended
                                                  June 30,                      June 30,
                                          -----------------------       -----------------------
                                            2001           2000           2001           2000
                                          --------       --------       --------       --------
Net sales                                 $253,172       $193,187       $805,553       $502,275
Cost of sales                              223,353        165,168        703,807        430,604
                                          --------       --------       --------       --------

  Gross profit                              29,819         28,019        101,746         71,671

Operating expenses:
  Selling and administrative expenses       13,612          9,291         39,481         24,389
  Goodwill amortization                      1,000            255          2,779            320
  Acquisition and merger costs                 596          1,062          1,610          1,062
  Restructuring costs                        1,926             --          1,926             --
                                          --------       --------       --------       --------
                                            17,134         10,608         45,796         25,771
                                          --------       --------       --------       --------

  Operating income                          12,685         17,411         55,950         45,900

Other income (expense):
  Interest expense                          (1,389)          (431)        (4,588)          (435)
  Miscellaneous                                975            531          2,991          1,388
                                          --------       --------       --------       --------
   Income before income taxes               12,271         17,511         54,353         46,853

Income taxes                                 4,909          7,093         22,122         18,830
                                          --------       --------       --------       --------

   Net income                             $  7,362       $ 10,418       $ 32,231       $ 28,023
                                          ========       ========       ========       ========

Earnings per share:
  Basic                                   $   0.18       $   0.28       $   0.79       $   0.78
                                          ========       ========       ========       ========
  Diluted                                 $   0.17       $   0.27       $   0.75       $   0.73
                                          ========       ========       ========       ========


Weighted average shares outstanding:
  Basic                                     41,369         36,564         40,944         35,740
                                          ========       ========       ========       ========
  Diluted                                   43,248         39,302         43,169         38,324
                                          ========       ========       ========       ========

            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                             June 30,     September 30,
                                                                               2001           2000
                                                                             --------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 33,693       $  5,293
  Short-term investments                                                       16,076             --
  Accounts receivable, net of allowance of $3,677
   and $1,522, respectively                                                   127,142        140,048
  Inventories                                                                 197,384        215,998
  Deferred income taxes                                                        11,928          9,109
  Prepaid expenses and other                                                   10,810          4,451
                                                                             --------       --------

           Total current assets                                               397,033        374,899

Property, plant and equipment, net                                            124,394         89,500
Goodwill, net                                                                  68,243         48,882
Deferred income taxes                                                           4,828             --
Other                                                                           3,429          2,327
                                                                             --------       --------

           Total assets                                                      $597,927       $515,608
                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $  9,201       $  8,365
  Accounts payable                                                             75,711        106,257
  Customer deposits                                                            12,979         10,126
  Accrued liabilities:
    Salaries and wages                                                         16,247         19,039
    Other                                                                      14,868         17,516
                                                                             --------       --------

           Total current liabilities                                          129,006        161,303

Long-term debt, net of current portion                                         52,118        141,409
Deferred income taxes                                                              --          1,056
Other liabilities                                                               2,795          2,478

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    none issued or outstanding                                                     --             --
  Common stock, $.01 par value, 200,000 and 60,000 shares authorized,
    respectively, 41,425 and 37,054 issued and outstanding, respectively          414            371
  Additional paid-in capital                                                  246,628         72,699
  Retained earnings                                                           167,972        136,577
  Accumulated other comprehensive loss                                         (1,006)          (285)
                                                                             --------       --------

                                                                              414,008        209,362
                                                                             --------       --------

           Total liabilities and shareholders' equity                        $597,927       $515,608
                                                                             ========       ========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                       Nine Months Ended
                                                                            June 30,
                                                                   -------------------------
                                                                      2001           2000
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   32,231     $   28,023
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                                      21,937         10,630
    Income tax benefit from stock option award plans                    4,665          6,006
    Deferred income taxes                                              (2,963)        (1,798)
    Changes in assets and liabilities:
      Accounts receivable                                              (2,497)       (28,684)
      Inventories                                                      32,104        (75,202)
      Prepaid expenses and other                                       (5,508)          (300)
      Accounts payable                                                (44,365)        49,058
      Customer deposits                                                 2,540             57
      Accrued liabilities                                             (10,305)         9,811
      Other                                                            (2,297)           423
                                                                   ----------     ----------

        Cash flows provided by (used in) operating activities          25,542         (1,976)
                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                   (36,700)       (48,042)
Sales and maturities of short-term investments                         20,624         62,215
Payments for property, plant and equipment                            (45,738)       (24,771)
Payments for business acquisitions, net of cash acquired              (32,600)       (54,399)
Other                                                                      --             51
                                                                   ----------     ----------

        Cash flows used in investing activities                       (94,414)       (64,946)
                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                    144,077         96,495
Payments on debt                                                     (243,645)       (45,505)
Proceeds from exercise of stock options                                 2,000          5,697
Asset securitization facility                                          30,000             --
Proceeds from issuance of common stock                                164,829             --
                                                                   ----------     ----------

        Cash flows provided by financing activities                    97,261         56,687
                                                                   ----------     ----------

Effect of foreign currency translation on cash                             11             --
                                                                   ----------     ----------

Net increase (decrease) in cash and cash equivalents                   28,400        (10,235)
Cash and cash equivalents:
    Beginning of period                                                 5,293         15,906
                                                                   ----------     ----------
    End of period                                                  $   33,693     $    5,671
                                                                   ==========     ==========


            See notes to condensed consolidated financial statements

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001
                                   UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three months and nine months ended June 30, 2001 and 2000 and the cash flows for the same nine-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                               June 30,     September 30,
                                 2001           2000
                               --------       --------
         Assembly parts        $143,419       $139,674
         Work-in-process         43,950         69,829
         Finished goods          10,015          6,495
                               --------       --------
                               $197,384       $215,998
                               ========       ========

NOTE 3 - ASSET SECURITIZATION FACILITY

         On October 6, 2000, the Company entered into an agreement (amended and restated on July 1, 2001) to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of June 30, 2001, the Company had utilized $30 million of the asset securitization facility. The Company incurred financing costs of $1.4 million under the asset securitization facility for the nine months ended June 30, 2001.

NOTE 4 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                   Three Months Ended      Nine Months Ended
                                                        June 30,                June 30,
                                                  --------------------    --------------------
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
BASIC EARNINGS PER SHARE:
    Net income                                    $  7,362    $ 10,418    $ 32,231    $ 28,023
                                                  ========    ========    ========    ========

    Basic weighted average shares outstanding       41,369      36,564      40,944      35,740
                                                  ========    ========    ========    ========

BASIC EARNINGS PER SHARE                          $   0.18    $   0.28    $   0.79    $   0.78
                                                  ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
    Net income                                    $  7,362    $ 10,418    $ 32,231    $ 28,023
                                                  ========    ========    ========    ========

    Weighted average shares outstanding             41,369      36,564      40,944      35,740
    Dilutive effect of stock options                 1,879       2,738       2,225       2,584
                                                  --------    --------    --------    --------
    Diluted weighted average shares
      outstanding                                   43,248      39,302      43,169      38,324
                                                  ========    ========    ========    ========

DILUTED EARNINGS PER SHARE                        $   0.17    $   0.27    $   0.75    $   0.73
                                                  ========    ========    ========    ========

         For the three-month and nine-month periods ended June 30, 2001, options to purchase approximately 930,000 and 56,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive.

NOTE 5 - MERGER AND ACQUISITION

         On May 23, 2001, the Company completed its acquisition of Qtron, Inc., ("Qtron") a privately held electronic manufacturing service provider located in San Diego, California. The Company acquired all of the outstanding shares of Qtron for approximately $29.0 million in cash, repaid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $28.6 million. The Company is accounting for the Qtron acquisition using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of the net assets acquired of approximately $21 million has been recorded as goodwill and is being amortized over 15 years. The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition.

         Unaudited pro forma revenue, net income and earnings per share as if the acquisition occurred as of October 1, 1999 are as follows (in thousands, except per share data):


                                     Nine Months      Nine Months
                                        ended            ended
                                    June 30, 2001    June 30, 2000
                                    -------------    -------------
              Net sales:
                 Plexus               $798,680         $502,275
                 Qtron                  65,787           40,492
                                      --------         --------
                                      $864,467         $542,767
                                      ========         ========

              Net income:
                 Plexus               $ 32,551         $ 28,023
                 Qtron                  (2,460)             745
                                      --------         --------
                                      $ 30,091         $ 28,768
                                      ========         ========
              Earnings per share:
                 Basic                $   0.73         $   0.80
                                      ========         ========
                 Diluted              $   0.70         $   0.75
                                      ========         ========

         The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made during the period presented or the future results of the combined operations.

         On December 21, 2000, the Company merged with e2E Corporation ("e2E") through the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling of interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Pro forma statements of operations reflecting this transaction are not shown and prior results have not been restated, as they would not differ materially from reported results.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufactures ("OEMs"). The Company has two reportable geographic regions: North America and Europe. The Company has 24 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.

                                            Three months ended         Nine months ended
                                                  June 30,                  June 30,
                                           ---------------------     ----------------------
                                             2001         2000         2001          2000
                                           --------     --------     --------      --------
                                                           (in thousands)
Net sales:

               North America               $230,054     $193,187     $737,661      $502,275
               Europe                        23,118           --       67,892            --
                                           --------     --------     --------      --------
                                           $253,172     $193,187     $805,553      $502,275
                                           ========     ========     ========      ========

Net income:
               North America               $  6,386     $ 10,418     $ 31,101      $ 28,023
               Europe                           537           --         (310)           --
               Interregion adjustments          439           --        1,440            --
                                           --------     --------     --------      --------
                                           $  7,362     $ 10,418     $ 32,231      $ 28,023
                                           ========     ========     ========      ========

                                                                     June 30,    September 30,
                                                                       2001          2000
                                                                     --------      --------
                                                                         (in thousands)
Total assets:
               North America                                         $526,582      $462,355
               Europe                                                  71,345        53,253
                                                                     --------      --------
                                                                     $597,927      $515,608
                                                                     ========      ========

NOTE 7 - SHAREHOLDERS' EQUITY

         During the first quarter of fiscal 2001, the Company issued 3.45 million shares of common stock at an offering price to the public of $50 per share. The Company received net proceeds of approximately $164.3 million after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million.

         On August 1, 2000, the Company declared a two-for-one stock split payable in the form of a stock dividend of one share of common stock for every share of common stock outstanding. The new common stock was issued on

August 31, 2000, to holders of record as of August 22, 2000. Share and per share amounts, where required, have been restated to reflect this stock split.

NOTE 8 - COMPREHENSIVE INCOME/LOSS

         The Company's accumulated other comprehensive income (loss) is composed of the cumulative effect of the foreign currency translation adjustment. For the three months ended June 30, 2001 and 2000, the Company recorded foreign currency translation adjustments of approximately $0.5 million and $0, respectively, which resulted in comprehensive income of $7.9 million and $10.4 million, respectively. For the nine months ended June 30, 2001 and 2000, the Company recorded foreign currency translation adjustments of approximately ($0.7) million and $0, respectively, which resulted in comprehensive income of $31.5 million and $28.0 million, respectively.

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

NOTE 10 - RESTRUCTURING COSTS

          In response to the reduction in our sales levels and reduced capacity utilization during its third quarter of fiscal 2001, the Company reduced its cost structure through the reduction of its work force and the write-off of certain under-utilized assets. The Company recorded a pre-tax charge during the quarter of $1.9 million associated with this restructuring. As of June 30, 2001, liabilities related to these restructuring activities were not significant and are expected to be paid out within the next twelve months.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company on October 1, 2002 (unless adopted earlier) for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The adoption of these statements is expected to reduce annual amortization expense by approximately $5 million, although the statements may require impairment charges for the reduction of intangible assets such as goodwill.

         In October 2000, SFAS No. 140, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" was issued. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was adopted by the Company in its third quarter of fiscal 2001 and did not have a significant material effect on the Company's financial position, results of operations or cash flows.

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was adopted by the Company in its fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a significant material effect on the Company's financial statements.

NOTE 12 - RECLASSIFICATIONS

         Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the economic performance of the electronics and technology industries, the risk of customer delays, changes, or cancellations in both on-going and new programs, the Company's ability to complete acquisition transactions and integrate acquired operations, the Company's ability to secure new customers and maintain its and acquired operations' current customer base, the credit risk associated with emerging companies, the results of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the effect of start-up costs of new programs and facilities, the effect of general economic conditions, the impact of increased competition and other risks detailed below, especially in "Risk Factors" and otherwise herein and in the Company's Securities and Exchange Commission filings.


OVERVIEW

         Plexus provides product realization services to OEMs in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 15.

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

MERGERS AND ACQUISITIONS

         On May 23, 2001, we completed our acquisition of Qtron, a privately held electronic manufacturing services provider ("EMS"), located in San Diego, California. We acquired all of the outstanding shares of Qtron for approximately $29.0 million in cash, repaid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $28.6 million. We are accounting for the Qtron acquisition using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The preliminary estimate of the excess of the cost over the fair value of the net assets acquired of approximately $21 million has been recorded as goodwill and is being amortized over 15 years. The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition. The acquisition of Qtron establishes a presence for the Company in Southern California's wireless market.

         On December 21, 2000, we merged with e2E, a privately held circuit board design and engineering services provider for electronic OEMs. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. e2E's results are included for the nine months ended June 30, 2001. The addition of e2E has significantly increased the Company's printed circuit board design and engineering capabilities as well as its geographic reach.

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

         On April 28, 2000, we merged with Agility Incorporated ("Agility"), a privately held, Boston-based EMS provider. This transaction was accounted for as a pooling of interests. However, our prior results were not restated, as they would not differ materially from reported results. The addition of Agility has established a stronger presence with our current East Coast customers and increased our capacity to assemble complex printed circuit boards with complete final product and system box build.

RESULTS OF OPERATIONS

Net sales

         Net sales for the three months ended June 30, 2001, increased 31 percent to $253 million from $193 million for the three months ended June 30, 2000. Net sales for the nine months ended June 30, 2001, increased 60 percent to $806 million from $502 million for the nine months ended June 30, 2000. Our acquisitions since October 1, 1999 accounted for approximately 89 percent and 54 percent of sales growth for the three and nine month periods ended June 30, 2001, respectively. Plexus' sales have been affected by the impact of the overall slow-down in the economy as a whole, and in particular in the networking/datacommunications infrastructure spend with some of our customers, resulting in these customers' forecasts and orders becoming more cautious. Plexus expects that these factors will continue to affect fiscal fourth quarter sales.

         Our largest customer for the three months ended June 30, 2001, was Unisphere Networks, Inc., which accounted for 11 percent of sales, compared to the three months ended June 30, 2000, when Lucent Technologies, Inc., and General Electric Company accounted for 24 percent and 9 percent of sales, respectively. Our largest customer for the nine months ended June 30, 2001 was Cisco Systems, Inc., which accounted for slightly less than 10 percent of sales compared to Lucent Technologies, Inc., and General Electric which accounted for 24 percent and 11 percent of sales, respectively, for the nine months ended June 30, 2000. No other customers accounted for more than 10 percent of the Company's sales for the three and nine months ended June 30, 2001 or 2000.

         Sales to our ten largest customers accounted for 48 percent of sales for the three months ended June 30, 2001, compared to 65 percent for the three months ended June 30, 2000. Sales to our ten largest customers accounted for 51 percent of sales for the nine months ended June 30, 2001 compared to 67 percent for the nine months ended June 30, 2000. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the three months ended June 30, 2001 and 2000, respectively, by industry were as follows: networking/datacommunications 38 percent (38 percent), medical 23 percent (26 percent), industrial 22 percent (18 percent), computer 9 percent (11 percent) and transportation/other 8 percent (7 percent). Based upon current forecasts from our customers, we expect our industry sales breakdown in our fiscal fourth quarter to be similar to our third quarter results. The percent of Plexus' sales to the networking/ datacommunications industry may increase because the majority of Qtron's sales are to the wireless infrastructure equipment industry.

Gross profit

         Gross profit for the three months ended June 30, 2001, increased 6 percent to $29.8 million from $28.0 million for the three months ended June 30, 2000. Gross profit for the nine months ended June 30, 2001, increased 42 percent to $101.7 million from $71.7 million for the nine months ended June 30, 2000. The gross margin for the three months ended June 30, 2001, was 11.8 percent, compared to 14.5 percent for the three months ended June 30, 2000. The gross margins for the nine months ended June 30, 2001, was 12.6 percent compared to
14.3 percent for the nine months ended June 30, 2000.

          Our gross margin reflects a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Gross margin for the three months ended June 30, 2001 was particularly affected by a slowdown in the end-market demand particularly in the networking/datacommunications sector which resulted in lower production capacity at our manufacturing sites.

         In addition, gross margins continue to be affected by acquisitions. In particular, gross margins resulting from the Mexico turnkey operations, Keltek and Qtron are below our historical gross margins as we work to integrate these acquisitions into our product realization model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods. Gross margins have decreased from fiscal 2000 results due to the impact of the Company's recent acquisitions and its reduced manufacturing capacity utilization. The effect may be more pronounced in the fourth quarter of fiscal 2001 because the Qtron operations will be included for the entire quarter and, in addition, manufacturing capacity utilization will be below fiscal 2000 levels.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in the cost of sales. We conduct other research and development, but the research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

Operating expenses

         Selling and administrative (S&A) expenses for the three months ended June 30, 2001, increased to $13.6 million from $9.3 million for the three months ended June 30, 2000. S&A expenses for the nine months ended June 30, 2001, increased to $39.5 million from $24.4 million for the nine months ended June 30, 2000. As a percentage of sales, S&A expenses were 5.4 percent and 4.9 percent for the three months and nine months ended June 30, 2001, respectively, compared to 4.8 percent and 4.9 percent for the three months and nine months ended June 30, 2000, respectively. The increase in dollar terms was due primarily to increases in our sales and marketing efforts and information systems infrastructure to support our growth and global expansion.

         Goodwill amortization of $1.0 million for the three months ended June 30, 2001 increased $0.7 million from $0.3 million for the three months ended June 30, 2000. Goodwill amortization of $2.8 million for the nine months ended June 30, 2001 increased $2.5 million from $0.3 million for the nine months ended June 30, 2000. This was a result of the acquisitions of the Mexico turnkey operations, Keltek and Qtron over the last 15 months. In July 2001, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" were issued. The adoption of these statements is expected to reduce annual goodwill amortization expense by approximately $5 million, although the statements may require impairment charges for the reduction of intangible assets such as goodwill.

         In response to the reduction in our sales levels and reduced capacity utilization during its third quarter of fiscal 2001, the Company reduced its cost structure through the reduction of its work force and writing off certain under-utilized assets. The Company recorded a pre-tax charge during the quarter of $1.9 million associated with this restructuring.

         The Company also incurred $0.6 million of pre-tax charges related to its acquisition of Qtron during its third quarter of fiscal 2001.

Income taxes

         Income taxes decreased to $4.9 million for the three months ended June 30, 2001, from $7.1 million for the three months ended June 30, 2000. Income taxes increased to $22.1 million for the nine months ended June 30, 2001, from $18.8 million for the nine months ended June 30, 2000. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. The effective tax rate increased slightly upon the completion of the Mexico turnkey operations and Keltek acquisitions arising from the tax treatment of goodwill and slightly impacted the third quarter of 2001. For fiscal 2001, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $25.5 million for the nine months ended June 30, 2001, compared to cash flows used in operating activities of $2.0 million for the nine months ended June 30, 2000. During the period, cash provided by operating activities primarily related to increased net income, the effect of non-cash expense items such as depreciation and the income tax benefit from stock option award plans, and decreased inventories. This was offset in part by increases in accounts receivable and prepaid expenses, and decreases in accounts payable and accrued liabilities. Adjusting for the $30 million in receivables sold under the asset securitization facility discussed below, net accounts receivable have increased approximately $17 million since September 30, 2000; the increase results from increased sales, the effect of acquisitions and a slight lengthening of average days outstanding. Due to the general slow-down in the economy, Plexus has increased its allowance by approximately $2.1 million since September 30, 2000.

         Cash flows used in investing activities totaled $94.4 million for the nine months ended June 30, 2001. The primary uses were payments for property, plant and equipment, including plant expansions and additional manufacturing equipment, purchasing short-term investments, and payments for the Qtron acquisition.

         We utilize available cash, debt and operating leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2001 will be approximately $55 million to $60 million including the $45.7 million expended during the nine months ended June 30, 2001. This includes planned expansions at our manufacturing facilities in Kentucky and Illinois and additional manufacturing equipment. This estimate reflects a reduction from prior expectations as the Company has pushed out certain capital requirements due to the reduction in anticipated sales levels. In addition, this estimate does not include any future acquisitions which Plexus may undertake.

         Cash flows provided by financing activities totaled $97.3 million for the nine months ended June 30, 2001, primarily representing net proceeds from the issuance of common stock and proceeds from our asset securitization facility, offset by net payments on debt. Plexus' ratio of total debt to equity was 0.4 to 1 as of June 30, 2001 compared to 1.5 to 1 as of September 30, 2000.

         On October 25, 2000, Plexus entered into a new unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows us to borrow up to $250 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things, maintenance of minimum interest expense coverage and maximum leverage ratios. As of July 31, 2001, the Company has borrowed $47.4 million under the Credit Facility.

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

         On October 6, 2000, Plexus entered into an agreement (amended and restated on July 1, 2001) to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. As of June 30, 2001, the Company had utilized $30 million of the asset securitization facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company on October 1, 2002 (unless adopted earlier) for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The adoption of these statements is expected to reduce annual amortization expense by approximately $5 million, although the statements may require impairment charges for the reduction of intangible assets such as goodwill.

         In October 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" was issued. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was adopted by the Company in its third quarter of fiscal 2001 and did not have a significant material effect on the Company's financial position, results of operations or cash flows.

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was adopted by the Company in its fourth quarter of fiscal 2001. The adoption of SAB No. 101 did not have a significant material effect on the Company's financial statements.

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

         The EMS industry is impacted by the state of the U.S. and global economies. Any slow-down in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The Company's sales growth has been, and is expected to continue to be, impacted by the slow down in the networking/datacommunications and computer markets, as well as the economy in general. As a result, the demand for our services could decrease, which in turn would impact our sales.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. Over the past 21 months, component shortages have been prevalent in our industry. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which has contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components may continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 48 percent of our net sales for the three months ended June 30, 2001, and 51 percent for the first nine months of fiscal 2001. Our ten largest customers represented 63 percent of our sales for fiscal 2000. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

WE MAY HAVE INCREASING NEW CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS, INCLUDING CREDIT RISK, THAN WITH ESTABLISHED COMPANIES.

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

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and non-proven product markets could potentially increase the Company's credit risk, especially accounts receivable and inventories.

Although the Company adjusts its reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

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

    FINANCIAL RISKS, SUCH AS THE:

         -   dilutive effect of the issuance of additional equity securities

         -   incurrence of additional debt and related interest costs

         - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' historical levels

         -   incurrence of large write-offs or write-downs

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

         In addition, Qtron moved to a new facility shortly after its acquisition by Plexus. The continuing effects of that move could make the integration process more difficult. Further, Qtron's operations (and Plexus' other California operations) may be effected by the power shortages in that state.

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

         Plexus has recently entered into a licensing arrangement for new ERP software and related information systems. The Company is in the process of developing its global model and expects site conversions to begin in mid-fiscal 2002. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect Plexus. Information flow and production could also be affected if the new software and systems do not perform as Plexus expects.

OUR TURNKEY MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

         Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the materials required for designing, product assembling and manufacturing. These services involve greater resource investment and inventory risk management than consignment services, where the customer provides these materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results. We also have the risk that customers may not honor their commitments to reimburse the Company for excess inventory purchases if the customers cancel orders.

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

         In addition, our medical device business, which represented approximately 23 percent of our sales for the three months ended June 30, 2001, and 27 percent for fiscal year 2000, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. As of June 30, 2001, the foreign currency forward contracts were scheduled to mature in less than three months and were not material.

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

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average borrowings would have impacted net interest expense by approximately $0.1 million and $0.5 million for the three months and nine months ended June 30, 2001, respectively.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amended and Restated Receivables Sale Agreement dated July 1, 2001 between Plexus Services Corp. and Plexus ABS, Inc.

                  10.2 First Amendment to Receivables Purchase Agreement dated July 1, 2001 among Plexus ABS, Inc., Plexus Corp., Preferred Receivables Funding Corporation and Bank One, NA.

         (b) Plexus did not file any reports on Form 8-K during this period.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 8/13/01                              /s/ John L. Nussbaum
---------                          ---------------------------------------------
   Date                            John L. Nussbaum
                                   President and Chief Executive Officer


 8/13/01                              /s/ Thomas B. Sabol
---------                          ---------------------------------------------
   Date                            Thomas B. Sabol
                                   Executive Vice President and
                                   Chief Financial Officer