Form 10-K405
period 2001-09-30
PLEXUS CORP
filed 2001-12-27
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(mark one)
     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  -------  EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

  _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 14, 2001, 41,811,185 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $31.55 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and officers - does not constitute an admission as to affiliate status) was approximately $1.3 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K Into Which
              Document                               Portions of Document are Incorporated
              --------                               -------------------------------------
     Proxy Statement for 2002 Annual
     Meeting of Shareholders                         Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "look forward to," "anticipate" and similar terms) are forward-looking statements that involve risks and uncertainties, including, but not limited to, the economic performance of the electronics and technology industries, the risk of delays, changes or cancellations in both ongoing and new programs, the Company's ability to complete pending acquisitions and integrate acquired operations, the Company's ability to secure new customers and maintain its current customer base, the result of cost reduction efforts, material cost fluctuations and the adequate availability of components and related parts for production, the effect of changes in average selling prices, the effect of start-up costs of new programs and facilities, capacity utilization, the effect of general economic conditions and world events (such as the September 11, 2001 attacks), the impact of technological changes and increased competition, design and manufacturing deficiencies and other risks detailed herein and in the Company's other Securities and Exchange Commission filings. In addition, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly "General" and "Risk Factors" for a further discussion of factors which could affect future results.

                                     *  *  *

         Unless otherwise indicated, all share and per share information reported throughout this report has been restated to give effect to Plexus' two-for-one stock splits effective August 31, 2000, and August 25, 1997.

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support.

         We believe that our broad service offerings with respect to the design and realization of complex, high-end products within the electronics manufacturing services, or EMS, industry provide us with a significant competitive advantage. Through a staff of over 440 product development engineers, we offer a complete menu of engineering services, including digital and analog design, mechanical and industrial design, embedded software design, printed circuit board design, test equipment and software development, product verification and new product introduction services. Our manufacturing services include printed circuit board assembly, product configuration, testing, final product and system box build and after-market support. Throughout the production process, we offer logistics services, such as materials procurement, inventory management, packaging and distribution.

         Our customers include both industry-leading OEMs and emerging technology companies. Due to our focus on serving OEMs in high-growth technology and medical sectors, our business is influenced by major technological trends such as the level and rate of development of fiber optics and RF/wireless infrastructure, the expansion of network computing and Internet use, and the expansion of outsourcing by OEMs generally.

         Established in 1979, we have approximately 5,600 full-time employees and 25 facilities in 18 locations, totaling approximately 1.6 million square feet. Over the past few years, we have expanded our capacity and geographic reach through a series of strategic acquisitions. Through these transactions, we have enhanced our access to, and ability to provide services within, important technology corridors in Boston, Chicago, San Diego and Seattle; established a base in Europe; significantly increased the size and capabilities of our medical services offerings; significantly expanded our capacity with respect to the assembly of configured-to-order wireless products and printed circuit board ("PCB") design services; and acquired proven low-cost manufacturing operations in Mexico. A pending acquisition will provide facilities in China, Malaysia and additional United States locations.

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

         Test development and product testing. Because product functionality has driven components and assembly techniques to become increasingly complex, there is a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our internal development of this test equipment allows us to rapidly implement test solutions and efficiently test printed circuit assemblies, subassemblies and product and system assemblies. We also develop and utilize specialized equipment that allows us to environmentally stress-test products during functional testing to assure reliability. We believe that the design and production of test equipment is an important factor in our ability to provide technology-driven products of consistent and high quality.

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

RECENT AND PENDING COMBINATIONS AND ACQUISITIONS

         Since fiscal 1998, we have completed eight acquisitions that have added facilities totaling approximately 735,000 square feet and over 2,800 new employees. We have actively pursued combinations and acquisitions to expand our geographic reach, increase our design, engineering and manufacturing capability and breadth of service offerings and strengthen and broaden our customer relationships. Since fiscal 1998, we have completed the following acquisitions (information is as of the respective acquisition dates):

                     ACQUIRED COMPANY/                  FACILITIES
DATE                    OPERATIONS                    SQUARE FOOTAGE      EMPLOYEES        LOCATION(S)
----                    ----------                    --------------      ---------        -----------
May 2001             Qtron, Inc.                         163,000            279            San Diego, California

December 2000        e2E Corporation                      33,000            127            Portland, Oregon
                                                                                           Nashua, New Hampshire
                                                                                           and 8 other small offices

July 2000            Keltek (Holdings) Limited            77,000            461            Kelso, Scotland
                                                                                           Maldon, England

May 2000             Turnkey electronics                 250,000          1,394            Juarez, Mexico
                     manufacturing operations of
                     Elamex, S.A. de C.V.

April 2000           Agility, Incorporated                25,000             98            Ayer, Massachusetts

December 1999        Printed circuit board operations         --             45            Everett, Washington (1)
                     of Intermec Technologies
                     Corporation

September 1999       Printed circuit board operations     25,000            125            Wheeling, Illinois
                     of Shure, Incorporated

July 1999            SeaMED Corporation                  162,000            301            Bothell, Washington

---------------
(1)  Combined with our existing Bothell, Washington, operations.

         In addition, the Company has recently announced its pending acquisition of certain assets of MCMS, Inc. ("MCMS"), an EMS provider to OEMs for approximately $45 million, subject to purchase price adjustments. The assets to be purchased from MCMS, which is in Chapter 11 bankruptcy proceedings, include facilities located in Penang, Malaysia; Xiamen, China; Nampa, Idaho; and Raleigh, North Carolina. MCMS' Monterrey Mexico and Colfontaine, Belgium operations will not be included in the transaction. The acquisition does not include any interest-bearing debt, but does include the assumption of certain specific liabilities. Upon completion of this transaction, the Company will establish its initial manufacturing presence in Asia. The acquisition will be recorded utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No's. 141 and 142 (See Note 1 in the Notes to Consolidated Financial Statements). The transaction is expected to close in January and is subject to clearance under the federal Hart-Scott-Rodino Act ("HSR") and other closing conditions.

CUSTOMERS AND INDUSTRIES SERVED

         We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies, including start-ups. During fiscal 2001, we provided services to approximately 200 customers (includes PCB design only customers). Because of the variety of services we offer, our flexibility in design and manufacturing and our ability to respond to customer needs in a timely fashion, we believe that we are well positioned to offer our services to customers in most market segments. For many customers, we serve both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in manufacturing capacity and optimizing total product cost.

         No customer represented more than 10% of sales in fiscal 2001. Lucent Technologies Inc. ("Lucent") and General Electric Company ("GE") represented over 10 percent of our net sales for the periods set forth below:

                                                            PERCENTAGE OF NET SALES
                                                                  FISCAL YEAR
CUSTOMER                                          2001                2000                1999
--------                                          ----                ----                ----
Lucent Technologies                                *                  23%                 16%
General Electric                                   *                   *                  12%

--------------
*represents sales less than 10 percent

         Many of our large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to one such subsidiary, division, facility or location are not dependent on sales to others. Although the complete loss of any major customer could have a significant negative impact on us, we do not believe the loss of all divisions, subsidiaries, facilities or locations of a major customer to be likely.

         We provided services within the following industries in the following proportions:

                                                               PERCENTAGE OF NET SALES
                                                                     FISCAL YEAR
INDUSTRY                                              2001              2000               1999
--------                                              ----              ----               ----
Networking/Datacommunications                         40%                36%                24%
Medical                                               22%                27%                31%
Industrial                                            20%                19%                23%
Computer                                              10%                10%                14%
Transportation/Other                                   8%                 8%                 8%

MATERIALS AND SUPPLIERS

         We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. These components range from standard to highly customized and they vary widely in terms of market volatility and price.

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

INTELLECTUAL PROPERTY

         The Company does not own any material patents or copyrights. The Company owns various servicemarks, including "Plexus," and "Plexus, The Product Realization Company."

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. The Company had requested a stay of the action pending developments in other Lemelson litigation, which has been granted. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

         To augment its management information systems, in the first quarter of fiscal 2001, the Company entered into a license agreement with JD Edwards for enterprise resource planning ("ERP") software and systems to enhance and standardize the Company's ability to translate information from production facilities into financial and managerial reporting. The conversion timetable remains subject to change; however, the Company has begun developing its global model and completed a pilot conversion. The conversion process is expected to continue for at least three years to convert all current sites and business units.

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

         As of December 1, 2001, we employed approximately 5,600 full-time employees. Given the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor. In Europe, approximately 40 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. None of our employees in the United States and Mexico is covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 2. PROPERTIES

         Our facilities comprise an integrated network of technology and manufacturing centers, with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 1.6 million square feet of capacity. This includes approximately 1.1 million square feet in the United States, approximately 250,000 square feet in Mexico and approximately 102,000 square feet in Europe. We are also undertaking expansion projects to expand significantly several of our existing facilities. The geographic diversity of our technology and manufacturing centers allows us to offer services from locations near our customers and major electronics markets. We believe that this approach reduces material and transportation costs, simplifies logistics and communications and improves inventory management. This enables us to provide customers with a more complete, cost-effective solution.

         Our facilities are described in the following table:

LOCATION                            TYPE                       SIZE (SQ. FT.)      OWNED/LEASED
--------                            ---------                  --------------      ------------
Neenah, Wisconsin (1)               Manufacturing              223,000             Leased
Neenah, Wisconsin (1)               Manufacturing              110,000             Owned
Juarez, Mexico (1)                  Manufacturing              250,000             Leased
San Diego, California (1)           Manufacturing              163,000             Leased
Buffalo Grove, Illinois (4)         Manufacturing              141,000             Leased
Kelso, Scotland (2)                 Manufacturing               57,000             Leased
Richmond, Kentucky (3)              Manufacturing               45,000             Owned
Maldon, England                     Manufacturing               40,000             Owned

Appleton, Wisconsin                 NPI Plus Center             67,000             Owned
Ayer, Massachusetts                 NPI Plus Center             65,000             Leased
Bothell, Washington                 NPI Plus Center             60,000             Leased
Redmond, Washington                 NPI Plus Center             21,000             Leased
Blaine, Minnesota                   NPI Plus Center             14,000             Owned
Milpitas, California                NPI Plus Center              5,000             Leased

Neenah, Wisconsin                   Engineering                105,000             Owned
Bothell, Washington                 Engineering                 81,000             Leased
Louisville, Colorado                Engineering                 16,000             Leased
Raleigh, North Carolina             Engineering                 14,000             Leased
Kelso, Scotland                     Engineering                  5,000             Leased
Hillsboro, Oregon (5)               PCB Design                   9,000             Leased
Nashua, New Hampshire (5)           PCB Design                  10,000             Leased

Neenah, Wisconsin                   Office/Warehouse            93,000             Leased
El Paso, Texas                      Office/Warehouse            13,000             Leased
Blaine, Minnesota                   Office/Warehouse             5,200             Leased

Redmond, Washington (6)             Other                       60,000             Leased
Bothell, Washington (6)             Other                       10,000             Leased
San Diego, California (7)           Other                       36,000             Leased
Kelso, Scotland (2)                 Other                       37,000             Owned

(1)  Includes more than one building.

(2) The Kelso operations recently moved into a new 57,000-square-foot facility. We currently anticipate disposing of the 37,000-square-foot facility previously utilized for these operations by December 31, 2001.

(3) We are expanding this facility by approximately 55,000 square feet, which is expected to be completed by March 2002.

(4) In November 2001, this facility replaced the former Wheeling, Illinois facility.

(5) These locations were part of the e2E merger. Other locations added in the merger represent approximately 14,000 additional square feet, with no one location having more than 3,000 square feet.

(6) These buildings are being subleased to an unrelated third party and not used in our business operations.

(7) This facility was acquired as part of the Qtron acquisition. The Company is not using this facility and is seeking to sublease the facility. Currently, the prior owners of Qtron are reimbursing the Company for the lease payments from funds held in escrow.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings required to be disclosed herein to which the Company is a party to or which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth our executive officers, their ages and the positions currently held by each person:

         NAME                                        AGE      POSITION
         ----                                        ---      --------
         John L. Nussbaum                            59       President, Chief Executive Officer and Director
         Dean A. Foate                               43       Chief Operating Officer and Director
         Thomas B. Sabol                             42       Executive Vice President and Chief Financial Officer
         J. Robert Kronser                           42       Executive Vice President and Chief Technology &
                                                               Strategy Officer
         Joseph D. Kaufman                           44       Senior Vice President, Secretary and Chief Legal
                                                               Officer
         Paul E. Ehlers                              45       Vice President
         Lisa M. Kelley                              35       Vice President - Mergers and Acquisitions
         Paul A. Morris                              40       Vice President - Information Systems Development
         David H. Rust                               54       Vice President - Human Resources
         George W. F. Setton                         55       Corporate Treasurer and Chief Treasury Officer
         Charles C. Williams                         65       Vice President

John L. Nussbaum is a co-founder of Plexus and has served as Chief Executive Officer of Plexus since 2001; previously Chief Operating Officer of Plexus since 1996; President and a director since 1980.

Dean A. Foate joined Plexus in 1984 and has served as Chief Operating Office of Plexus since 2001 and a director since 2000; previously Executive Vice President since 1999 and President of Plexus Technology Group since 1995.

Thomas B. Sabol joined Plexus in 1996 as Chief Financial Officer and has also served as Executive Vice President since 2001. Previously, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation and before that as Business Assurance Manager for Coopers & Lybrand.

J. Robert Kronser joined Plexus in 1981 serving in various engineering roles. From 1993 to 1999, Mr. Kronser managed the Advanced Manufacturing Center. From 1999 to 2001, Mr. Kronser has served as Vice President of Sales and Marketing. Since 2001, Mr. Kronser has served as an Executive Vice President and Chief Technology and Strategy Officer.

Joseph D. Kaufman joined Plexus in 1986 and has served as Senior Vice President and Chief Legal Officer since 2001 and as Vice President, Secretary and General Counsel of Plexus since 1990.

Paul Ehlers joined Plexus in 1980 and has served as Vice President since 2001. In addition, Mr. Ehlers has served as President of Plexus Electronic Assembly since 2000. From 1995 to 1999, Mr. Ehlers managed various manufacturing facilities.

Lisa M. Kelley joined Plexus in 1992 and has served as Vice President - Mergers and Acquisitions since 2001. Other positions held within Plexus included Manager, Subsidiary Controller and Corporate Controller. Ms. Kelley has also served as Treasurer from 1998 to 2001 and Vice President - Finance from 2000 to 2001.

Paul A. Morris joined Plexus in 1984. Positions held within Plexus include Subsidiary Controller and Corporate Controller and, since 2000, Vice President of Information Systems Development.

David H. Rust joined Plexus in 2001 as Vice President - Human Resources. Previously, Mr. Rust served as Vice President and Chief Human Resources Officer from 1990 to 2001 for Menasha Corporation.

George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer. Previously, from 2000 to 2001, Mr. Setton was a partner in Euram, Inc., a financial consulting firm, and from 1997 to 1999, Mr. Setton served as Group Treasurer for Carr Futures, Inc. He previously held various positions at Square D/Groupe Schneider, including Assistant Treasurer of Schneider North America, Tresorier Adjoint of Groupe Schneider, and Assistant Treasurer of Square D Company.

Charles C. Williams joined Plexus in 1982 and has been a Vice President since 1989.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS


         For the years ended September 30, 2001 and 2000, the Company's Common Stock has traded on the NASDAQ Stock Market. The price information below represents high and low sale prices for each period.

        Fiscal Year Ended September 30, 2001                           Fiscal Year Ended September 30, 2000
        ------------------------------------                           ------------------------------------
                                  High        Low                                            High          Low
                                  ----        ---                                            ----          ---
First Quarter                    $78.38      $21.13             First Quarter               $24.50       $12.22
Second Quarter                   $49.38      $19.94             Second Quarter              $37.00       $20.22
Third Quarter                    $39.37      $20.44             Third Quarter               $57.63       $26.00
Fourth Quarter                   $41.70      $21.55             Fourth Quarter              $81.00       $43.38

         As of December 14, 2001, there were approximately 771 shareholders of record.

The Company has not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

\

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1)
(dollars in thousands, except per share amounts)

                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
OPERATING STATEMENT DATA                          2001           2000            1999             1998            1997
                                                  ----           ----            ----             ----            ----
Net sales                                      $1,062,304      $  751,639       $  492,414      $  466,795    $  438,565
Gross profit                                      131,790         107,164           66,409(4)       60,147        51,232
Gross margin percentage                              12.4%           14.3%            13.5%           12.9%         11.7%
Operating income                                   68,388(2)       69,870(3)        34,428(4)       36,393        30,769
Operating margin percentage                           6.4%            9.3%             7.0%            7.8%          7.0%
Net income                                         39,150(2)       40,196(3)        20,311(4)       22,937        18,893
Earnings per share (diluted)                   $     0.91(2)   $     1.04(3)    $     0.55(4)   $     0.63    $     0.54

CASH FLOW STATEMENT DATA
Cash flows provided by (used in) operations    $   96,563      $  (51,392)      $   19,727      $   33,520    $   18,347
Capital equipment additions                        54,560          44,228           18,196          11,997        13,488

BALANCE SHEET DATA
Working capital                                $  277,055      $  213,596       $  110,411      $   91,159    $   70,544
Total assets                                      602,525         515,608          229,636         184,354       152,453
Long-term debt and capital lease obligations       70,016         141,409              142           2,587         3,516
Shareholders' equity                              426,852         209,362          146,403         115,863        89,404
Return on average assets                              7.0%           10.8%             9.8%           13.6%         13.8%
Return on average equity                             12.3%           22.6%            15.5%           22.3%         26.4%
Inventory turnover ratio                             5.3x            4.4x             6.2x            7.1x          6.6x

(1) As a result of the fiscal 1999 merger with SeaMED Corporation ("SeaMED"), prior historical results have been restated utilizing the pooling-of-interests method of accounting. Historical results have not been restated for the fiscal 2001 merger with e2E Corporation ("e2E") and the fiscal 2000 merger with Agility, Incorporated ("Agility") as they would not differ materially from reported results. (See Notes 1 and 8 in the Notes to Consolidated Financial Statements.)

(2) In connection with the acquisition of Qtron Inc. ("Qtron") and merger with e2E and the current economic slowdown, Plexus recorded one-time merger and acquisition costs of approximately $1.6 million ($1.4 million after-tax) and one-time restructuring costs of approximately $1.9 million ($1.1 million after-tax). Excluding these charges, operating income would have been $71.9 million (6.8% of sales), net income would have been $41.7 million (3.9% of sales) and diluted earnings per share would have been $0.96.

(3) In connection with the merger with Agility and the acquisitions of Keltek (Holdings) Limited ("Keltek"), and the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations"), Plexus recorded one-time merger and acquisition-related charges of $1.1 million ($0.9 million after-tax). Excluding these charges, operating income would have been $71 million (9.4% of sales), net income would have been $41.1 million (5.5% of sales) and diluted earnings per share would have been $1.06.

     (4) In connection with the merger with SeaMED, Plexus recorded merger and other one-time related charges of $7.7 million ($6.0 million after-tax). Excluding these charges, gross profit would have been $68.6 million (13.9% of sales), and operating income would have been $42.1 million (8.6 % of sales). Net income excluding this charge would have been $26.3 million (5.3% of sales), and diluted earnings per share would have been $0.71.

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

MERGERS AND ACQUISITIONS

         On May 23, 2001, the Company acquired Qtron, Inc. ("Qtron"), a privately held EMS provider located in San Diego, California. The Company purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and thereby assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The excess of the cost over the fair value of the net assets acquired of approximately $24 million has been recorded as goodwill and is being amortized over 15 years. The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition.

         On December 21, 2000, the Company merged with e2E Corporation ("e2E"), a privately held PCB design and engineering service provider for electronic OEMs, through the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Prior results were not restated, as they would not differ materially from reported results.

         During fiscal 2000, the Company also acquired operations in Massachusetts, Mexico and the United Kingdom. (See Note 8 in the Notes to Consolidated Financial Statements.)

         As discussed above, the Company has signed an agreement to acquire a substantial portion of the assets of MCMS. The transaction is scheduled to be completed in January 2002, subject to closing conditions. The acquisition would include the Company's first Asian operations. The MCMS acquisition would be for a cash purchase price of approximately $45 million, subject to adjustments for certain working capital items and other adjustments and indemnities provided in the purchase agreement. The Company expects to finance the purchase through existing working capital. The acquired operations will be reflected in the Company's financial information from and after the date of acquisition. Based upon current financial information from MCMS, the Company expects initial annual sales from the acquired operations to be in the range of $125 million to $150 million. Because of the relative size of the acquired operations as compared to the Company, the acquisition and operations of the MCMS assets and operations may have a material effect on the Company's financial condition and results going forward.

RESULTS OF OPERATIONS

         Net sales. Net sales for the year ended September 30, 2001, increased 41 percent to $1.1 billion from $752 million for the year ended September 30, 2000. Our acquisitions during fiscal 2001 accounted for slightly less than 5 percent of sales for the year ended September 30, 2001. The Company's sales have been affected by the impact of the overall slow-down in the economy as a whole, and in particular in the networking/datacommunications infrastructure spend with some of our customers, resulting in these customers' forecasts and orders becoming more cautious. These factors will continue to affect fiscal 2002 sales, and the Company expects first quarter sales to be approximately $200 million. However, results will ultimately depend on the actual order levels.

         Sales for the year ended September 30, 2000, increased 53 percent to $752 million from $492 million for the year ended September 30, 1999. Sales growth was impacted by growth in the networking/datacommunications and medical industries as well as through acquisitions. In addition, acquisitions during fiscal 2000 accounted for slightly more than 9 percent of sales for that fiscal year.

         The Company had no customers which represented more than 10 percent of sales for the year ended September 30, 2001 as compared to the prior year, when Lucent Technologies accounted for 23 percent of the Company's sales for the year ended September 30, 2000. Lucent Technologies and General Electric accounted for 16 percent and 12 percent of sales, respectively, for the year ended September 30, 1999. Sales to our ten largest customers accounted for 51 percent of sales for the year ended September 30, 2001, compared to 63 percent and 61 percent for the years ended September 30, 2000 and 1999, respectively. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. In addition, we expect an increasing percentage of our sales will come from emerging technology companies, including start-ups, mainly in the networking/datacommunications market sector. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the years ended September 30, 2001 and 2000, respectively, by industry were as follows: networking/datacommunications 40 percent (36 percent), medical 22 percent (27 percent), industrial 20 percent (19 percent), computer 10 percent (10 percent) and transportation/other 8 percent (8 percent).

         Gross profit. Gross profit for the year ended September 30, 2001, increased 23 percent to $131.8 million from $107.2 million for the year ended September 30, 2000. The gross margin for the year ended September 30, 2001, was
12.4 percent, compared to 14.3 percent for the year ended September 30, 2000.

         Our gross margins reflect a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by a slowdown in end-market demand, particularly in the networking/datacommunications industry and its impact on our capacity utilization.

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

         Gross profit for the year ended September 30, 2000, increased 61 percent to $107.2 million from $66.4 million for the year ended September 30, 1999. The gross margin for the year ended September 30, 2000, was 14.3 percent, compared to 13.5 percent for the year ended September 30, 1999. The improvement in gross margin in fiscal 2000 compared to fiscal 1999 reflected the Company's focus on business mix, leading-technology products and markets, continued operating efficiencies and the one-time fiscal 1999 SeaMED merger-related charges, which were partially offset by increased costs for expansion of engineering and technical manufacturing capabilities to meet customer demands.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in the cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the year ended September 30, 2001, increased to $55.8 million from $35.0 million and $26.3 million for the years ended September 30, 2000 and 1999, respectively. As a percentage of net sales, S&A expenses were 5.3 percent for the year ended September 30, 2001, compared to 4.7 percent and 5.3 percent for the years ended September 30, 2000 and 1999, respectively. The increase in dollar terms and percentage of net sales was due primarily to increases in our sales and marketing efforts and information systems support. In addition, the Company's decision to increase reserves for bad debts due to increased credit risk resulting from the overall weakness in the economy also impacted these expenses. We anticipate that future S&A expenses will increase in absolute dollars, but should remain at approximately five percent of net sales, as we continue to expand these support areas.

         Amortization of goodwill increased to $4.0 million for the year ended September 30, 2001 from $1.1 million and $0.1 million for the years ended September 30, 2000 and 1999, respectively. This was a result of the acquisitions of the Mexico turnkey operations, Keltek and Qtron over the last 18 months which resulted in additional goodwill.

         Merger and acquisition costs of approximately $1.6 million for the year ended September 30, 2001, were related to the Qtron and e2E acquisitions. In fiscal 2000 and 1999, we also had one-time merger and acquisition costs of $1.1 million and $4.6 million, respectively.

         In response to the reduction in our sales levels and reduced capacity utilization, the Company reduced its cost structure through the reduction of its work force and writing off certain under-utilized assets. The Company recorded a pre-tax charge during fiscal 2001 of $1.9 million associated with this restructuring. For the three months ended December 31, 2001, the Company has incurred additional planned capacity reductions at certain sites which it expects will result in one-time restructuring charges of approximately $2 million. In addition, the Company will incur one-time transaction charges associated with the MCMS asset purchase.

         In connection with the SeaMED merger in fiscal 1999, the Company recorded a pre-tax charge of $1.0 million related to plant closing, relocations and severance costs.

         Income taxes. Income taxes decreased to $26.2 million for the year ended September 30, 2001, from $28.4 million and increased from $15.8 million for the years ended September 30, 2000 and 1999, respectively. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. In fiscal 2002, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $96.6 million for the year ended September 30, 2001, compared to cash flows (used in)/provided by operating activities of ($51.4) million and $19.7 million for the years ended September 30, 2000 and 1999, respectively. During fiscal 2001, cash provided by operating activities was primarily related to net income, decreases in accounts receivable and inventories, and was offset by decreases in accounts payable and accrued liabilities. The decrease in our inventory levels resulted in the Company increasing inventory turns to 5.3 turns for the year ended September 30, 2001 from 4.4 turns for the year ended September 30, 2000. This increase in inventory turns was primarily the result an improved marketplace for components and improved inventory management.

         Cash flows used in investing activities totaled $107.9 million for the year ended September 30, 2001. The primary uses were payments for the acquisition of Qtron, payments for property, plant and equipment, and net payments for short-term investments.

         We utilize available cash, debt and leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2002 will be approximately $40 million to $50 million. This estimate does not include MCMS or any other acquisitions which the Company may undertake. Management expects to fund the MCMS acquisition from Plexus' existing capital resources and borrowing facilities.

         Cash flows provided by financing activities totaled $90.6 million for the year ended September 30, 2001 primarily represent proceeds from issuances of common stock and proceeds from the exercise of stock options offset by net payments on our credit facilities. The ratio of total debt to equity was 0.4 to 1 and 1.5 to 1 as of September 30, 2001 and 2000, respectively.

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

         Pursuant to a public offering of shares of common stock in the first quarter of fiscal 2001, the Company issued 3.45 million shares of common stock for $50 per share, with an underwriters discount of $2.375 per share. The Company received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million. The net proceeds from the offering were utilized to refinance, in part, existing debt and finance capital expenditures, and capacity expansion and the Qtron acquisition. The remaining net proceeds were used for general corporate purposes and working capital.

         In fiscal 2001, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables.

         Our credit facilities, leasing capabilities, the proceeds of our fiscal 2001 common stock offering, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2002 and the foreseeable future. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on October 1, 2000. Given the Company's derivative and hedging activities, the SFAS No. 133 did not have a significant material effect on its financial position or results of operations upon adoption. The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.

         In fiscal 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and did not have a material effect on the Company's financial statements.

         In fiscal 2001, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was effective for the Company's fourth quarter of fiscal 2001 and did not have a material effect on the Company's financial statements.

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for the Company for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The Company is permitted to adopt the provisions of SFAS No. 142 as of October 1, 2001. The Company is currently evaluating the impact of SFAS No. 142 and whether to adopt its provisions early.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. SFAS No. 143 will be effective for the Company's first quarter of fiscal 2003 and is not expected to have a material effect on its financial position or results of operations.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. SFAS No. 144 will be effective for the Company's first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 144.

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events (such as the September 11, 2001 attacks). Any slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The Company's sales growth has been, and is expected to continue to be, impacted by the slowdown in the networking/datacommunications and computer markets, as well as the economy in general. As a result, the demand for our services could decrease, which in turn would impact our sales and our capacity utilization.

         Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of capacity utilization in the manufacturing process.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers' products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slowdown in the networking/datacommunications market and other sectors of the economy.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. During the majority of fiscal 2000 and early fiscal 2001, component shortages were prevalent in our industry, and in certain areas have continued to occur. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 51 percent, 63 percent and 61 percent of our net sales for the years ended September 30, 2001, 2000 and 1999, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

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

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and unproven product markets could potentially increase the Company's credit risk, especially in accounts receivable and inventories. Although the Company adjusts its reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

WE MAY FAIL TO COMPLETE SUCCESSFULLY FUTURE ACQUISITIONS AND MAY NOT INTEGRATE SUCCESSFULLY ACQUIRED BUSINESSES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have pursued a strategy that has included growth through acquisitions, and have pending the acquisition of certain assets of MCMS. We cannot assure you that we will be able to complete successfully future acquisitions, due primarily to increased competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to integrate successfully the operations and management of our recent acquisitions, MCMS or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

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

     FINANCIAL RISKS, SUCH AS THE:

         -  dilutive effect of the issuance of additional equity securities
         -  incurrence of additional debt and related interest costs
         - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' historical levels
         -  incurrence of large write-offs or write-downs
         - amortization and/or impairment of goodwill or other intangible assets
         -  unforeseen liabilities of the acquired businesses.

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We have acquired operations in Mexico and the United Kingdom. In addition, as part of the MCMS acquisition, we expect to acquire in early January, subject to closing conditions, operations located in China and Malaysia. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom, and no prior experience in China and Malaysia. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

     -   economic or political instability
     - transportation delays or interruptions and other effects of less developed infrastructure in many countries
     -   foreign exchange rate fluctuations
     -   utilization of different systems and equipment
     - difficulties in staffing and managing foreign personnel and diverse cultures
     -   the effects of international political developments.

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

         Plexus has entered into a licensing arrangement for new ERP software and related information systems. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect Plexus. Information flow and production could also be affected if the new software and systems do not perform as Plexus expects.

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

         In addition, our medical device business, which represented approximately 22% of our fiscal year 2001 sales, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is intense, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. We believe that we have a relatively small management group whose resources could be strained as a result of expansion of our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. The pending MCMS asset acquisition will affect us in both of these areas. To reduce such risks, we selectively use financial instruments. A discussion of our accounting policy for derivative financial instruments is incorporated by reference from our Consolidated Financial Statements and Notes thereto, in this Form 10-K, within Note 1--"Description of Business and Significant Accounting Policies."

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. We also use options to hedge certain functional currency liabilities. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. As of September 30, 2001, the foreign currency forward and option contracts were scheduled to mature in less than three months and were not material.

INTEREST RATE RISK

         We have financial instruments, including cash equivalents, short-term investments and long-term debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We currently do not use any interest-rate swaps or other types of derivative financial instruments to hedge interest rate risk.

         The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities such as money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average long-term borrowings would have impacted net interest expense by approximately $0.6 million and $0.3 million for fiscal 2001 and 2000, respectively. There were no material long-term borrowings during fiscal 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See following "List of Financial Statements and Financial Statement Schedules," and accompanying reports, statements and schedules, which follow beginning on page 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders ("2002 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Incorporated herein by reference to "Certain Transactions" in the 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed

         1. and 2.       Financial Statements and Financial Statement Schedules.
                         See following list of Financial Statements and Financial Statement Schedules on page 24 which is incorporated herein by reference.

                3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

(b)      Reports on Form 8-K.

         Plexus did not file any Reports on Form 8-K in the fourth quarter of fiscal 2001.

PLEXUS CORP.
LIST OF FINANCIAL STATEMENTS
SEPTEMBER 30, 2001



CONTENTS                                                                                         PAGES
--------                                                                                         -----

Report of Independent Accountants ..........................................................    25

Consolidated Financial Statements:

         Consolidated Statements of Operations for the three years ended
         September 30, 2001, 2000 and 1999 .................................................    26

         Consolidated Balance Sheets as of September 30, 2001 and 2000 .....................    27

         Consolidated Statements of Shareholders' Equity and Comprehensive Income
         for the three years ended September 30, 2001, 2000 and 1999 .......................    28

         Consolidated Statements of Cash Flows for the three years ended
         September 30, 2001, 2000 and 1999 .................................................    29

Notes to Consolidated Financial Statements .................................................    30-43

Financial Statement Schedule:

         Report of Independent Accountants .................................................    44

         Schedule II - Valuation and Qualifying Accounts for the three years ended
         September 30, 2001, 2000 and 1999 .................................................    45


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
Plexus Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 24, 2001, except for information in Note 13 as to which the date is November 28, 2001

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      2001                     2000                    1999
                                                  ------------            -------------            -------------

Net sales                                         $ 1,062,304              $   751,639              $   492,414
Cost of sales                                         930,514                  644,475                  426,005
                                                  -----------              -----------              -----------

        Gross profit                                  131,790                  107,164                   66,409

Operating expenses:
  Selling and administrative expenses                  55,844                   35,049                   26,312
  Amortization of goodwill                              4,022                    1,114                      131
  Merger and acquisition costs                          1,610                    1,131                    4,557
  Restructuring costs                                   1,926                        -                      981
                                                  -----------              -----------              -----------

                                                       63,402                   37,294                   31,981
                                                  -----------              -----------              -----------

        Operating income                               68,388                   69,870                   34,428

Other income (expense):
  Interest expense                                     (6,448)                  (2,579)                    (274)
  Miscellaneous                                         3,426                    1,338                    1,995
                                                  -----------              -----------              -----------

        Income before income taxes                     65,366                   68,629                   36,149

Income taxes                                           26,216                   28,433                   15,838
                                                  -----------              -----------              -----------

        Net income                                $    39,150              $    40,196              $    20,311
                                                  ===========              ===========              ===========

Earnings per share:
  Basic                                           $      0.95              $      1.12              $      0.59
                                                  ===========              ===========              ===========
  Diluted                                         $      0.91              $      1.04              $      0.55
                                                  ===========              ===========              ===========

Weighted average shares outstanding:
  Basic                                                41,129                   36,026                   34,646
                                                  ===========              ===========              ===========
  Diluted                                              43,230                   38,732                   37,021
                                                  ===========              ===========              ===========







       The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             2001              2000
                                                                                         ------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                              $  84,591         $   5,293
   Short-term investments                                                                    20,775                 -
   Accounts receivable, net of allowances of $6,500 and $1,522, respectively                114,055           140,048
   Inventories                                                                              135,409           215,998
   Deferred income taxes                                                                     13,662             9,109
   Prepaid expenses and other                                                                10,317             4,451
                                                                                          ---------         ---------

                Total current assets                                                        378,809           374,899

Property, plant and equipment, net                                                          145,928            89,500
Goodwill, net                                                                                70,514            48,882
Deferred income taxes                                                                         3,624                 -
Other                                                                                         3,650             2,327
                                                                                          ---------         ---------
                Total assets
                                                                                          $ 602,525         $ 515,608
                                                                                          =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease obligations                        $   8,175         $   8,365
   Accounts payable                                                                          52,307           106,257
   Customer deposits                                                                         16,051            10,126
   Accrued liabilities:
       Salaries and wages                                                                    15,505            19,039
       Other                                                                                  9,716            17,516
                                                                                          ---------         ---------

                Total current liabilities                                                   101,754           161,303

Long-term debt and capital lease obligations, net of current portion                         70,016           141,409
Deferred income taxes                                                                             -             1,056
Other liabilities                                                                             3,903             2,478

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized, none issued
     or outstanding                                                                               -                 -
   Common stock, $.01 par value, 200,000 and 60,000 shares authorized,
     respectively; and 41,757 and 37,054 issued and outstanding, respectively                   418               371
   Additional paid-in capital                                                               251,932            72,699
   Retained earnings                                                                        174,891           136,577
   Accumulated other comprehensive loss                                                        (389)             (285)
                                                                                          ---------         ---------
                                                                                            426,852           209,362
                                                                                          ---------         ---------

                Total liabilities and shareholders' equity                                $ 602,525         $ 515,608
                                                                                          =========         =========




   The accompanying notes are an integral part of these consolidated financial statements

                          PLEXUS CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                                                                                                       Accumulated
                                                          Common Stock        Additional       Note                       Other
                                                     ------------------------   Paid-In     Receivable     Retained   Comprehensive
                                                       Shares      Amount       Capital       Officer      Earnings       Loss
                                                     ----------- ------------  ------------ -------------- ----------- -------------

BALANCES, OCTOBER 1, 1998                               17,016    $     170    $  42,478     $     (75)    $  73,795     $       -
Net income and comprehensive income                          -            -            -             -        20,311             -
Effect of SeaMED excluded period                             -            -           16             -         1,271             -
Treasury stock purchased                                     -            -            -             -             -             -
Exercise of stock options, including tax benefits          529            5        8,931             -          (574)            -

Payment of note receivable officer                           -            -            -            75             -             -
                                                     ---------    ---------    ---------     ---------     ---------     ---------

BALANCES, SEPTEMBER 30, 1999                            17,545          175       51,425             -        94,803             -
Comprehensive income:
  Net income                                                 -            -            -             -        40,196             -
  Foreign currency translation adjustments                   -            -            -             -             -          (285)
     Total comprehensive income
Effect of Agility pooling                                  375            4            3             -         1,578             -
Exercise of stock options, including tax benefits          623            6       21,457             -             -             -

Two-for-one common stock split, August
 31, 2000                                               18,511          186         (186)            -             -             -
                                                     ---------    ---------    ---------     ---------     ---------     ---------

BALANCES, SEPTEMBER 30, 2000                            37,054          371       72,699             -       136,577          (285)
Comprehensive income:

  Net income                                                 -            -            -             -        39,150             -
  Foreign currency hedges and translation
    adjustments                                              -            -            -             -             -          (104)

        Total comprehensive income
Issuance of common stock                                 3,544           35      166,140             -             -             -
Effect of e2E pooling                                      463            5        2,473             -          (836)            -
Exercise of stock options, including tax benefits          696            7       10,620             -             -             -
                                                     ---------    ---------    ---------     ---------     ---------     ---------


BALANCES, SEPTEMBER 30, 2001                            41,757    $     418    $ 251,932     $       -     $ 174,891     $    (389)
                                                     =========    =========    =========     =========     =========     =========


                                                                                       Treasury Stock
                                                                               ------------------------------
                                                                                 Shares             Amount            Total
                                                                               -----------        -----------      ------------

BALANCES, OCTOBER 1, 1998                                                            (29)         $    (505)         $ 115,863
Net income and comprehensive income                                                    -                  -             20,311
Effect of SeaMED excluded period                                                       -                  -              1,287
Treasury stock purchased                                                             (32)            (1,160)            (1,160)
Exercise of stock options, including tax benefits                                     61              1,665             10,027
Payment of note receivable officer                                                     -                  -                 75
                                                                               ---------          ---------          ---------

BALANCES, SEPTEMBER 30, 1999                                                           -                  -            146,403
Comprehensive income:
  Net income                                                                           -                  -             40,196
  Foreign currency translation adjustments                                             -                  -               (285)
                                                                                                                     ---------
     Total comprehensive income                                                                                         39,911

Effect of Agility pooling                                                              -                  -              1,585
Exercise of stock options, including tax benefits                                      -                  -             21,463
Two-for-one common stock split, August
 31, 2000                                                                              -                  -                  -
                                                                               ---------          ---------          ---------

BALANCES, SEPTEMBER 30, 2000                                                           -                  -            209,362
Comprehensive income:
  Net income                                                                           -                  -             39,150
  Foreign currency hedges and translation
    adjustments                                                                        -                  -               (104)
                                                                                                                     ---------
        Total comprehensive income                                                                                      39,046
Issuance of common stock                                                               -                  -            166,175
Effect of e2E pooling                                                                  -                  -              1,642
Exercise of stock options, including tax benefits                                      -                  -             10,627
                                                                               ---------          ---------          ---------

BALANCES, SEPTEMBER 30, 2001                                                           -          $      -           $ 426,852
                                                                               =========          =========          =========




       The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)



                                                                            2001               2000               1999
                                                                      --------------     ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $  39,150          $  40,196          $  20,311
   Adjustments to reconcile net income to net cash flows
      from operating activities:
    Depreciation and amortization                                           29,890             16,307              9,993
    Income tax benefit of stock option exercises                             7,420             13,123              4,570
    Provision for inventories and accounts receivable allowances            17,584              6,849              3,330
    Deferred income taxes                                                   (1,287)            (1,924)            (1,778)
    Changes in assets and liabilities:
      Accounts receivable                                                   11,334            (51,204)            (8,842)
      Inventories                                                           78,455           (118,102)           (25,270)
      Prepaid expenses and other                                            (6,087)               (61)            (1,089)
      Accounts payable                                                     (66,825)            27,623             15,569
      Customer deposits                                                      5,624              1,087              1,838
      Accrued liabilities                                                  (14,244)            14,351                869
      Other                                                                 (4,451)               363                226
                                                                         ---------          ---------          ---------

          Cash flows provided by (used in) operating activities             96,563            (51,392)            19,727
                                                                         ---------          ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of short-term investments                                       (57,475)           (48,042)          (244,449)
 Sales and maturities of short-term investments                             36,700             65,266            232,742
 Payments for property, plant and equipment                                (54,560)           (44,228)           (18,196)
 Proceeds on sale of property, plant and equipment                              48                 52                213
 Payments for business acquisitions, net of cash acquired                  (32,600)           (73,388)                 -
                                                                         ---------          ---------          ---------

          Cash flows used in investing activities                         (107,887)          (100,340)           (29,690)
                                                                         ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from debt                                                        167,361            265,268                  -
 Payments on debt and capital lease obligations                           (269,018)          (132,204)            (4,561)
 Proceeds from exercise of stock options                                     3,207              8,347              4,366
 Issuances of common stock                                                 166,175                  -                  -
 Net borrowings under asset securitization facility                         22,916                  -                  -
 Treasury stock purchased                                                        -                  -             (1,160)
 Treasury stock reissued                                                         -                  -              1,091
                                                                         ---------          ---------          ---------

          Cash flows provided by (used in) financing activities             90,641            141,411               (264)
                                                                         ---------          ---------          ---------

Effect of foreign currency translation on cash                                 (19)              (292)                 -
                                                                         ---------          ---------          ---------
Net increase (decrease) in cash and cash equivalents                        79,298            (10,613)           (10,227)

Cash and cash equivalents, beginning of year                                 5,293             15,906             24,106
Effect of SeaMED excluded period                                                 -                  -              2,027
                                                                         ---------          ---------          ---------
Cash and cash equivalents, end of year                                   $  84,591          $   5,293          $  15,906
                                                                         =========          =========          =========





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

                  The contract manufacturing services are provided on either a turnkey basis, whereby the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Turnkey manufacturing currently represents almost all of the Company's sales.

                  Consolidation Principles: The consolidated financial statements include the accounts of Plexus Corp. and its subsidiaries (together "the Company"). All significant intercompany transactions have been eliminated.

                  On July 23, 1999, SeaMED Corporation ("SeaMED"), a public company, was merged into Plexus. The consolidated financial statements have been prepared following the pooling-of-interests method of accounting for the merger and therefore reflect the combined financial position, operating results and cash flows of the two companies for all periods presented. SeaMED had a June 30 fiscal year end. For fiscal 1999, the combined financial statements reflect the October 1, 1998, through September 30, 1999, period for both companies. SeaMED's results of operations and cash flows from July 1, 1998, to September 30, 1998, which have been excluded from the fiscal 1998 and 1999 consolidated financial statements, are reflected as adjustments in the 1999 Consolidated Statements of Shareholders' Equity and Comprehensive Income and Cash Flows.

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

                  Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. At September 30, 2001, 2000 and 1999, such unrealized gains and losses were not material. In addition, there were no realized gains or losses in fiscal 2001, 2000 and 1999.

                  Short-term investments as of September 30, 2001 consist primarily of state and municipal securities. As of September 30, 2001 and 2000 cash and cash equivalents included the following securities:

                                                                      2001               2000
                                                                      ----               ----

                  Money market funds and other                     $ 64,031           $  2,751
                  U.S. corporate and bank debt                       11,094                  -
                  State and municipal securities                      5,160                  -
                                                                   --------           --------
                                                                   $ 80,285           $  2,751
                                                                   ========           ========



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

                           Buildings and improvements         15-40 years
                           Machinery and equipment             3-10 years

                  Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

                  Goodwill, net: Goodwill associated with acquisitions is amortized using the straight-line method for periods of up to 15 years. As of September 30, 2001 and 2000, goodwill is recorded net of accumulated amortization of $5.6 million and $1.4 million, respectively.

                  Impairment of Long-Lived Assets: The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. As of September 30, 2001, no adjustments to the carrying value of the Company's long-lived assets were required. See also "New Accounting Pronouncements" below.

                  Revenue Recognition: Revenue is recognized primarily when products are shipped. Revenue and profit relating to product design and development contracts, which are short-term in duration, usually twelve months or less, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from design and development contracts is less than 10% of total revenue in fiscal 2001, 2000 and 1999. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content.

                  Restructuring Costs: In response to the reduction in our sales levels and reduced capacity utilization during its third quarter of fiscal 2001, the Company reduced its cost structure through the reduction of its work force and the write-off of certain under-utilized assets. The Company recorded a pre-tax charge during the quarter of $1.9 million associated with this restructuring. As of September 30, 2001, there were no liabilities related to these restructuring activities. In connection with the SeaMED merger in fiscal 1999, the Company recorded a pre-tax charge of $1.0 million related to plant closing, relocations and severance costs.

                  Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes.

                  Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operation where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and losses on foreign currency transactions were not significant for the years ended September 30, 2001, 2000 and 1999, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Derivatives: In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on October 1, 2000. Given the Company's derivative and hedging activities, SFAS No. 133 did not have a material effect on its financial position or results of operations upon adoption. The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair-value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.

                  Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from stock options.

                  New Accounting Pronouncements: In fiscal 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures and it continues most of SFAS No. 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and did not have a material effect on the Company's financial statements.

                  In fiscal 2001, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff for applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 was effective for the Company's fourth quarter of fiscal 2001 and did not have a material effect on the Company's financial statements.

                  In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The Company is permitted to adopt the provisions of SFAS No. 142 as of October 1, 2001. The Company is currently evaluating the impact of SFAS No. 142 and whether to adopt its provisions early.

                  In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. SFAS No. 143 will be effective for the Company's first quarter of fiscal 2003 and is not expected to have a material effect on its financial position or results of operations.

                  In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. SFAS No. 144 will be effective for the Company's first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 144.

                  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments: Accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. The fair value of long-term debt and capital lease obligations closely approximates its carrying value. The Company uses quoted market prices, when available or discounted cash flows to calculate these fair values.

                  Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 12. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.

                  Related Party Transactions: The Company has provided certain engineering design and development services for MemoryLink Corp. which develops electronic products. The Chairman of the Board of the Company is a shareholder and director of MemoryLink. As of September 30, 2001 and 2000, the Company had $1.5 million and $0.7 million, respectively, in accounts receivable due from MemoryLink. For the years ended September 30, 2001, 2000 and 1999, the Company had $0.9 million, $2.9 million and $2.3 million, respectively, in sales to MemoryLink. The Company has fully reserved the delinquent amounts due of $1.5 million as of September 30, 2001, as the Company believes the amounts are potentially uncollectible.

                  Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.       INVENTORIES

                  Inventories as of September 30, 2001 and 2000, consist of (in thousands):



                                                        2001               2000
                                                        ----               ----

                  Assembly parts                     $   98,483        $ 139,674
                  Work-in-process                        31,911           69,829
                  Finished goods                          5,015            6,495
                                                     ----------        ---------
                                                     $  135,409        $ 215,998
                                                     ==========        =========


PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment as of September 30, 2001 and 2000, consist of (in thousands):

                                                                     2001       2000
                                                                     ----       ----
                  Land, buildings and improvements                 $ 58,073   $ 21,763
                  Machinery and equipment                           153,982    110,797
                  Construction in progress                           14,506     17,485
                                                                   --------   --------
                                                                    226,561    150,045
                  Less accumulated depreciation and amortization     80,633     60,545
                                                                   --------   --------
                                                                   $145,928   $ 89,500
                                                                   ========   ========


                  Included in construction in process is $7.1 million and $0 of unamortized software implementation costs as of September 30, 2001 and 2000.

                  Assets held under capital leases and included in property, plant and equipment as of September 30, 2001 and 2000, consist of (in thousands):

                                                                     2001       2000
                                                                     ----       ----
                 Buildings and improvements                       $21,880     $ 3,981
                 Machinery and equipment                            7,220       2,755
                                                                  -------     -------
                                                                   29,100       6,736
                 Less accumulated amortization                      3,012         174
                                                                  -------     -------
                                                                  $26,088     $ 6,562
                                                                  =======     =======


                  Amortization of assets held under capital leases totaled $2.8 million and $0.2 million for fiscal 2001 and 2000, respectively. Such capital leases of $22.4 million, $6.7 million and $0 for fiscal 2001, 2000 and 1999, respectively, have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.       DEBT AND CAPITAL LEASE OBLIGATIONS

                  Debt as of September 30, 2001 and 2000, consists of (in thousands):

                                                                            2001         2000
                                                                            ----         ----
                  Unsecured revolving credit facility with
                    a weighted average interest rate of 5.0% and
                    8.3%, respectively                                    $44,601      $117,450

                  Capital lease obligations with a weighted
                    average interest rate 9.5% and 5.5%,
                    respectively                                           26,544         6,054

                  Note payable paid in full in 2001
                                                                                -        17,000

                  Notes payable on demand to the former
                    shareholders of Keltek with a weighted
                    average interest rate of 4.4% and 5.5%,
                    respectively                                            6,915         6,937

                  Other notes and obligations                                 131         2,333
                                                                          -------      --------

                                                                           78,191       149,774
                  Less current portion                                      8,175         8,365
                                                                          -------      --------
                                                                          $70,016      $141,409
                                                                          =======      ========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  On October 25, 2000, the Company entered into a new unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows the Company to borrow up to $250 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper issued by the Company. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus any commitment fee. The Credit Facility matures on October 25, 2003 and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. The borrowings outstanding as of September 30, 2001 of $44.6 million under the Company's revolving credit agreement have been classified in the Consolidated Balance Sheet as noncurrent based upon the terms of the Credit Facility. As of September 30, 2001, the Company had total borrowings available of $205 million under the Company's Credit Facility.

                  On July 14, 2000, the Company acquired all the outstanding capital stock of Keltek (Holdings) Limited ("Keltek"). In connection with this acquisition, the Company issued a note payable on demand. Interest is computed at 1% below the rate offered in the LIBOR rate for three-month sterling borrowing.

                  The Company leases certain equipment and manufacturing facilities, located in Europe and California, which have been recorded as capital leases and expire on various dates through 2016 subject to renewal options.

                  The aggregate scheduled maturities of the Company's debt and its obligations under capital leases as of September 30, 2001, are as follows (in thousands):

                                                                              Capital
                                                               Debt            leases           Total
                                                         ----------------- --------------- ----------------
                           2002                            $  6,926          $  1,249         $  8,175
                           2003                                  12             1,442            1,454
                           2004                              44,613             1,428           46,041
                           2005                                  13             1,105            1,118
                           2006                                  14               783              797
                           Thereafter                            69            19,021           19,090
                                                           --------          --------         --------
                                                             51,647            25,028           76,675
                  Interest portion of capital leases              -             1,516            1,516
                                                           --------          --------         --------
                           Total                           $ 51,647          $ 26,544         $ 78,191
                                                           ========          ========         ========

                  In fiscal 2001, the Company entered into and amended an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of September 30, 2001, the Company had utilized $22.9 million of the asset securitization facility. The Company incurred interest expense of $1.9 million under the asset securitization for the year ended September 30, 2001.

                  Cash paid for interest in fiscal 2001, 2000 and 1999 was $7.3 million, $1.1 million and $0.3 million, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.       INCOME TAXES

                  Income tax expense for fiscal 2001, 2000 and 1999 consists of (in thousands):

                       2001         2000        1999
                       ----         ----        ----
Currently payable:
    Federal           $ 22,006    $ 23,895    $ 14,465
    State                3,211       6,207       3,151
    Foreign              2,286         255           -
                      --------    --------    --------
                        27,503      30,357      17,616
                      --------    --------    --------
Deferred:
    Federal benefit       (904)     (1,552)     (1,695)
    State benefit         (383)       (372)        (83)
                      --------    --------    --------
                        (1,287)     (1,924)     (1,778)
                      --------    --------    --------

                      $ 26,216    $ 28,433    $ 15,838
                      ========    ========    ========

                  Following is a reconciliation of the Federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2001, 2000 and 1999:

                                                           2001       2000      1999
                                                           ----       ----      ----
         Federal statutory income tax rate                 35.0%      35.0%     35.0%
         Increase resulting from:
             State income taxes, net of Federal
                 income tax benefit                         2.8        5.4       5.7
            Non-deductible merger and acquisition costs     0.1        0.3       3.1
            Other, net                                      2.2        0.7         -
                                                           ----       ----     -----
         Effective income tax rate                         40.1%      41.4%     43.8%
                                                           ====       ====     =====

                  The components of the net deferred income tax asset as of September 30, 2001 and 2000, consist of (in thousands):

                                                              2001             2000
                                                              ----             ----
         Deferred income tax assets:
             Inventories                                     $ 7,679        $  5,757
             Accrued benefits                                  2,377           1,387
             Loss carryforwards                                6,255             273
             Other                                             4,568           2,610
                                                             -------       ---------
                                                              20,879          10,027
         Deferred income tax liabilities:
             Property, plant and equipment                     3,593           1,974
                                                             -------        --------

         Net deferred income tax asset                       $17,286        $  8,053
                                                             =======        ========


                  The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that when such earnings are distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

                  As of September 30, 2001, the Company has approximately $8.0 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. The Company also has acquired federal net operating losses of $17.0 million, which are available to reduce federal taxable income. These loss carryforwards expire in varying amounts through 2021.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                  Cash paid for income taxes in fiscal 2001, 2000 and 1999 was $23.4 million, $15.1 million and $16.3 million, respectively.

6.       SHAREHOLDERS' EQUITY

                  In October 2001, pursuant to Board of Directors approval, the Company announced a common stock buyback program which permits it to acquire up to 1.0 million shares for an amount not to exceed $25.0 million.

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

                  On March 16, 1999, the Plexus Corp. Board of Directors rescinded the Company's previous common stock buyback program in contemplation of the merger with SeaMED.

                  Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

7.       EARNINGS PER SHARE

                  The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Year ended September 30,
                                                                    ----------------------------
                                                                      2001      2000      1999
                                                                    --------  --------  --------
         Basic earnings per share:
             Net income                                             $ 39,150  $ 40,196  $ 20,311
                                                                    ========  ========  ========

             Basic weighted average shares outstanding                41,129    36,026    34,646
                                                                    ========  ========  ========

         Basic earnings per share                                   $   0.95  $   1.12  $   0.59
                                                                    ========  ========  ========

         Diluted earnings per share:
             Net income                                             $ 39,150  $ 40,196  $ 20,311
                                                                    ========  ========  ========

             Weighted average shares outstanding                      41,129    36,026    34,646
             Dilutive effect of stock options                          2,101     2,706     2,375
                                                                    --------  --------  --------

             Diluted weighted average shares outstanding              43,230    38,732    37,021
                                                                    ========  ========  ========
         Diluted earnings per share                                 $   0.91  $   1.04  $   0.55
                                                                    ========  ========  ========


                  For the year ended September 30, 2001, stock options to purchase approximately 85,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares, and therefore their effect would be antidilutive. There were no antidilutive stock options for the years ended September 30, 2000 and 1999.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




8.       MERGERS AND ACQUISITIONS

                  Acquisitions: On May 23, 2001, the Company acquired Qtron, Inc., ("Qtron") a privately held electronic manufacturing service provider located in San Diego, California. The Company purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The excess of the cost over the fair value of the net assets acquired of approximately $24 million has been recorded as goodwill and is being amortized over 15 years. The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition.

                  Unaudited pro forma revenue, net income and earnings per share as if the acquisition occurred as of the beginning of the period are as follows (in thousands, except per share data):

                                                   Twelve Months ended     Twelve Months ended
                                                    September 30, 2001      September 30, 2000
                                                    ------------------     -------------------
                  Net sales:
                      Plexus                            $1,046,862            $ 751,639
                      Qtron                                 74,355               55,802
                                                        ----------            ---------
                                                        $1,121,217            $ 807,441
                                                        ==========            =========
                  Net income:
                      Plexus                            $   40,723            $  40,196
                      Qtron                                 (3,296)                 158
                                                        ----------            ---------
                                                        $   37,427            $  40,354
                                                        ==========            =========
                  Earnings per share:
                      Basic                             $     0.91            $    1.12
                                                        ==========            =========
                      Diluted                           $     0.87            $    1.04
                                                        ==========            =========

                  The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made during the periods presented or the future results of the combined operations.

                  On July 14, 2000, the Company acquired all of the outstanding capital stock of Keltek, headquartered in Kelso, Scotland, with an additional facility in Maldon, England. The purchase price of $28.9 million consisted of a cash payment of $19.1 million, the assumption of additional liabilities of $2.7 million and the issuance of a $7.1 million note payable. The Company accounted for the acquisition of Keltek using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The excess of the net assets acquired of $22.2 million was recorded as goodwill and is being amortized over 15 years. The results of Keltek's operations have been included in the Consolidated Statement of Operations and of Cash Flows for the periods subsequent to July 14, 2000.

                  On May 23, 2000, the Company acquired the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("the Mexican turnkey operations"), located in Juarez, Mexico for approximately $54.3 million in cash subject to adjustment upon the final determination of the purchase price. The Company accounted for the acquisition using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The excess of the cost over fair value of the net assets acquired has been recorded as goodwill and is being amortized over 15 years. The results of the Mexican turnkey operations have been included in the Consolidated Statement of Operations and of Cash Flows for the periods subsequent to May 23, 2000.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                  Unaudited pro forma revenue, net income, earnings per share-basic and earnings per share-diluted for fiscal 2000 as if Keltek and the Mexican turnkey operations had been acquired at the beginning of the period were $821.8 million, $38.5 million, $1.06 and $0.99, respectively

                  On December 31, 1999, the Company acquired certain printed circuit board assembly manufacturing assets in the Seattle, Washington, area from an unrelated party. The total purchase price of the net assets acquired was not material to the assets, shareholders' equity or the operations of the Company. The acquisition was accounted for as a purchase transaction and the results from operations of the acquired assets are reflected only from the date of acquisition.

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

                  Mergers: On December 21, 2000, the Company merged with e2E Corporation ("e2E"), a privately held printed circuit board design and engineering service provider for electronic OEMs, through the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million ($1.0 million net of income taxes) have been expensed as required. Prior results were not restated, as they would not differ materially from reported results. The net assets of e2E as of the acquisition date have been recorded in the Consolidated Statement of Shareholders' Equity and Comprehensive Income in 2001.

                  On April 28, 2000, the Company merged with Agility, Incorporated, located in Boston, Massachusetts, through the issuance of 374,997 (pre-split) shares of its common stock. The transaction is being accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $0.7 million ($0.6 million net of income tax benefit) have been expensed as required. Prior results are not restated, as they would not differ materially from reported results.

                  In July 1999, Plexus merged with SeaMED. Plexus issued approximately 2.27 million (pre-split) shares of its common stock in exchange for all outstanding common stock of SeaMED. SeaMED stock options outstanding, as of the merger date, were exchanged for options to acquire approximately 171,764 (pre-split) shares of Plexus common stock at the same time. All merger costs and other one-time expenses related to the SeaMED merger were expensed as required under the pooling-of-interests method of accounting. Certain merger-related costs and charges related to obsolete inventories and a loss on an engineering contract have been recorded in the Consolidated Statement of Operations. Such costs and expenses amounted to $6.0 million after income taxes in fiscal 1999 and are reflected in the consolidated financial statements as follows (in thousands):

                          Cost of sales                           $2,177
                          Merger costs                             4,557
                          Restructuring                              981
                                                                  ------
                                                                   7,715
                          Less income tax  benefit                 1,684
                                                                  ------
                          Net merger and other one-time charges   $6,031
                                                                  ======

9.            OPERATING LEASE COMMITMENTS

                  The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2001, 2000 and 1999 was approximately $10.9 million, $12.1 million and $11.3 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $1.0 million, $0.9 million and $0 in fiscal 2001, 2000 and 1999, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





                  Future minimum annual payments on operating leases are as follows (in thousands):

                                            2002              $ 12,907
                                            2003                13,816
                                            2004                13,208
                                            2005                12,292
                                            2006                11,092
                                            Thereafter          58,552
                                                              --------
                                                              $121,867
                                                              ========

10.      BENEFIT PLANS

                  Employee Stock Purchase Plan: On March 1, 2000, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of the Company's common stock at a price equal to the lower of 85% of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The Company may issue up to 2.0 million shares of its common stock under the plan. The Company issued approximately 95,000 shares of common stock for $2.5 million under the plan during fiscal 2001.

                  401(k) Savings Plans: The Company's 401(k) savings plans cover all eligible employees. The Company matches employee contributions, after one year of service, up to 2.5% of eligible earnings. The Company's contributions for fiscal 2001, 2000 and 1999 totaled $2.1 million, $1.8 million and $1.6 million, respectively.

                  Stock Option Plans: The Company has reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 9.9 million shares have been granted. The exercise price of each option granted shall not be less than the fair market value on the date of grant and options vest over a three-year period from date of grant. The plan also authorizes the Company to grant 600,000 stock appreciation rights, none of which have been granted.

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

                  Under a separate stock option plan, each outside director of the Company is granted 1,500 stock options each December 1, with the option pricing similar to the employee plans. These options are fully vested upon grant and can be exercised after a minimum six-month holding period. The 400,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market.

\
PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




         A summary of the stock option activity follows:

                                                         SHARES      WEIGHTED AVERAGE
                                                     (IN THOUSANDS)   EXERCISE PRICE
                                                     -------------------------------
         Options outstanding as of October 1, 1998        4,636       $  5.81

         Effect of SeaMED excluded period                    62         23.35
         Granted                                            980         15.29
         Canceled                                          (164)        16.21
         Exercised                                       (1,092)         3.81
                                                         ------
         Options outstanding as of September 30, 1999     4,422          8.26

         Granted                                            974         36.13
         Canceled                                          (126)        18.18
         Exercised                                       (1,220)         6.93
                                                         ------

         Options outstanding as of September 30, 2000     4,050         15.03
         Granted                                            659         24.44
         Canceled                                          (117)        27.59
         Exercised                                         (721)         5.41
                                                         ------

         Options outstanding as of September 30, 2001     3,871       $ 18.04
                                                         ------

         Options exercisable as of:
                  September 30, 1999                      2,518       $  5.21
                                                         ======       =======
                  September 30, 2000                      2,259       $  6.49
                                                         ======       =======
                  September 30, 2001                      2,364       $ 12.20
                                                         ======       =======


                  The following table summarizes outstanding stock option information as of September 30, 2001 (shares in thousands):

                                                                                                              Weighted
        Range of             Number         Weighted Average       Weighted Average          Number            Average
     Exercise Prices       Outstanding       Exercise Price         Remaining Life         Exercisable      Exercise Price
     $ 0.63 - $ 6.25          1,127             $ 4.76                4.8 years               1,122             $ 4.76
     $ 9.32 - $23.55          1,810             $16.90                7.8 years                 940             $13.23
     $24.60 - $38.70            880             $35.36                8.6 years                 279             $35.64
     $39.63 - $74.94             54             $51.31                8.7 years                  23             $49.50
     $ 0.63 - $74.94          3,871             $18.04                7.1 years               2,364             $12.20

                  The Company has elected to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option plans has been recognized in the Consolidated Statements of Operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, the Company's net income for fiscal 2001, 2000 and 1999 would have been reduced by approximately $6.7 million, $4.8 million and $2.8 million, respectively. Diluted earnings per share would have been reduced by $0.15, $0.12 and $0.08 in fiscal 2001, 2000 and 1999, respectively. These pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995 were considered.

                  The weighted average fair value of options granted per share during fiscal 2001, 2000 and 1999 is $16.00, $20.30 and $8.41, respectively. The fair value of each option grant is estimated at the date of grant

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         using the Black-Scholes prorated straight-line option-pricing method with the following assumption ranges: 66% to 85% volatility, risk-free interest rates ranging from 3.8% to 5.9%, expected option life of 4.3 to 6.2 years, and no expected dividends.

                  Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled approximately $0.7 million, $0.5 million and $0.4 million in fiscal 2001, 2000, and 1999, respectively.

                  Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

11.      CONTINGENCY

                  The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company had requested a stay of action pending developments in other related litigation, which has been granted. The Company believes the vendors from whom the patent equipment was purchased may contractually indemnify the Company. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

12.      BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

                  The Company operates in one business segment. The Company provides product realization services to electronic OEMs. The Company has two reportable geographic regions: North America and Europe. The Company has 25 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.

                                                                     Year ended September 30,
                                                       ----------------------------------------------------
         Net sales:                                          2001               2000              1999
                                                             ----               ----              ----
                                                                           (in thousands)
                                North America            $  972,363          $734,485          $492,414
                                Europe                       89,941            17,154                 -
                                                         ----------          --------          --------
                                                         $1,062,304          $751,639          $492,414
                                                         ==========          ========          ========

         Long-lived assets:
                                North America            $  183,065          $103,787
                                Europe                       37,027            36,922
                                                         ----------          --------
                                                         $  220,092          $140,709
                                                         ==========          ========

                  The following table summarizes the percentage of net sales to customers that account for more than 10% of net sales in fiscal 2001, 2000 and 1999:

                                                                 2001        2000       1999
                                                               -------------------------------
             Lucent Technologies Inc.                              *          23%        16%
             General Electric Company                              *          *          12%

                          (* represents less than 10%)

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Accounts receivable related to Lucent represented 19% of the Company's total trade accounts receivable as of September 30, 2000.

13.      SUBSEQUENT EVENT

                  On November 28, 2001, the Company signed an agreement to acquire the majority of the assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $45 million, subject to certain adjustments. MCMS is currently in Chapter 11 bankruptcy proceedings. Assets to be purchased include certain manufacturing operations in Penang, Malaysia; Xiamen, China; Nampa, Idaho; and Raleigh, North Carolina. The Company expects the transaction to close in January 2002, subject to closing conditions.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                  Summarized quarterly financial data for fiscal 2001 and 2000 consists of (in thousands, except per share amounts):

                                    FIRST           SECOND          THIRD           FOURTH
                 2001              QUARTER          QUARTER        QUARTER         QUARTER          TOTAL
         ------------------------------------------------------------------------------------------------------
         Net sales               $ 272,097         $ 280,284      $ 253,172      $ 256,751      $ 1,062,304
         Gross profit               38,352            33,575         29,819         30,044          131,790
         Net income                 13,213            11,656          7,362          6,919           39,150
         Earnings per share:
           Basic                 $    0.33         $    0.28      $    0.18      $    0.17      $      0.95

           Diluted               $    0.31         $    0.27      $    0.17      $    0.16      $      0.91




                                    FIRST           SECOND          THIRD           FOURTH
                 2000              QUARTER          QUARTER        QUARTER         QUARTER          TOTAL
         ------------------------------------------------------------------------------------------------------
         Net sales               $ 147,093         $ 161,994    $   193,187    $   249,365      $751,639
         Gross profit               20,549            23,103         28,019         35,493       107,164
         Net income                  8,254             9,352         10,418         12,172        40,196
         Earnings per share:
           Basic                 $    0.23         $    0.26    $      0.28    $      0.33      $   1.12

           Diluted               $    0.22         $    0.25    $      0.27    $      0.31      $   1.04


                  Earnings per share is computed independently for each quarter. The annual earnings per share may not equal the sum of the quarterly amounts due to rounding.


                                    * * * * *

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and
   Board of Directors
   Plexus Corp.:

Our audits of the consolidated financial statements of Plexus Corp. and subsidiaries referred to in our report dated October 24, 2001, except for information in Note 13 as to which the date is November 28, 2001 also included an audit of the financial schedule listed in the index of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 24, 2001

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2001, 2000 and 1999
(in thousands)

                                                                           ADDITIONS
                                                                          CHARGED TO
                                                       BALANCE AT         COSTS AND                      BALANCE AT END
                   DESCRIPTIONS                    BEGINNING OF PERIOD     EXPENSES        DEDUCTIONS       OF PERIOD
-------------------------------------------------------------------------------------------------------------------------

Fiscal Year 2001:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)      $ 1,522         $    6,017 (1)     $ 1,039          $  6,500

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)        9,406             15,149 (1)       8,086            16,469
                                                   ----------------------------------------------------------------------
                                                        $10,928         $   21,166         $ 9,125          $ 22,969
                                                   ======================================================================


Fiscal Year 2000:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)      $   773         $      777 (1)     $    28          $  1,522


Allowance for inventory obsolescence
     (deducted from the asset to which it relates)        6,860              6,492 (1)       3,946             9,406
                                                   ----------------------------------------------------------------------
                                                        $ 7,633         $    7,269         $ 3,974          $ 10,928
                                                   ======================================================================


Fiscal Year 1999:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)      $   993         $      319         $   539          $    773

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)        5,685              3,011           1,836             6,860
                                                   ----------------------------------------------------------------------
                                                        $ 6,678         $    3,330         $ 2,375          $  7,633
                                                   ======================================================================


(1) These amounts do not agree to the amounts appearing in the Consolidated Statements of Cash Flows as the amounts include beginning balances related to companies acquired during fiscal 2001 and 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:      PLEXUS CORP. (Registrant)

         /s/ John L. Nussbaum
         --------------------
         John L. Nussbaum, President and Chief Executive Officer

December 26, 2001

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John L. Nussbaum, Thomas B. Sabol and Joseph D. Kaufman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirement of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*

                               SIGNATURE AND TITLE

                   /s/ John L. Nussbaum                                             /s/ David J. Drury
------------------------------------------------------------         --------------------------------------------------
 John L. Nussbaum, President and Chief Executive Officer,                        David J. Drury, Director
                       and Director

                     /s/ Dean A. Foate                                             /s/ Harold R. Miller
------------------------------------------------------------         --------------------------------------------------
    Dean A. Foate, Chief Operating Officer and Director                         Harold R. Miller, Director


                    /s/ Thomas B. Sabol                                            /s/ Thomas J. Prosser
------------------------------------------------------------         --------------------------------------------------
    Thomas B. Sabol, Executive Vice President and Chief                         Thomas J. Prosser, Director
                     Financial Officer

                  /s/ George W. F. Setton                                         /s/ Agustin A. Ramirez
------------------------------------------------------------         --------------------------------------------------
 George W. Setton, Corporate Treasurer and Chief Treasury                      Agustin A. Ramirez, Director
                          Officer

                                                                                   /s/ Peter Strandwitz
                                                                     --------------------------------------------------
                                                                          Peter Strandwitz, Chairman and Director

                                                                                     /s/ Jan Ver Hagen
                                                                     --------------------------------------------------
                                                                                  Jan Ver Hagen, Director

* Each of the above signatures is affixed as of December 26, 2001.

                                  EXHIBIT INDEX
                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 2001

                                                                              INCORPORATED BY                 FILED
     EXHIBIT NO.                         EXHIBIT                               REFERENCE TO                 HEREWITH

         3(i)            Restated Articles of Incorporation of      Exhibit 3(i) to Plexus' Report on
                         Plexus Corp., as amended through March     Form 10-Q for the quarter ended
                         13, 2001                                   March 31, 2001 ("3/31/01")

         3(ii)           Bylaws of Plexus Corp., as amended         Exhibit 3(ii) to the 3/31/01 10-Q
                         through March 7, 2001

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

        10.1             Supplemental Executive Retirement
                         Agreements dated as of September 19,
                         1996**:

                         (a)  Peter Strandwitz                      Exhibit 10.1(a) to Plexus' Report
                                                                    on Form 10-K for the fiscal year
                                                                    ended September 30, 1996 ("1996
                                                                    10-K")

                         (b)  John Nussbaum                         Exhibit 10.1(b) to 1996 10-K

                         (c)  First Amendment Agreement to          Exhibit 10.1 to Plexus' Quarterly
                              Supplemental Retirement               Report on Form 10-Q for the
                              Agreement between Plexus and          quarter ended December 31, 2000
                              John Nussbaum, as of September
                              1, 1999, executed December 29,
                              2000

         10.2            Forms of Change of Control Agreements
                         dated August 1, 1998 (or thereafter)
                         with **

                         (a)  Peter Strandwitz                      Exhibit 10.2(a) to Plexus' Report
                              John L. Nussbaum                      on Form 10-K for the fiscal year
                              Thomas B. Sabol                       ended September 30, 1998 ("1998
                              Charles C. Williams                   10-K")
                              Joseph D. Kaufman
                              Dean A. Foate
                              J. Robert Kronser
                              Paul E. Ehlers

                         (b)  Lisa M. Kelley                        Exhibit 10.2(b) to 1998 10-K

                              Paul A. Morris
                              David Rust (11/26/01)

         10.3            Plexus Corp. 1998 Option Plan**            Exhibit A to the Registrant's
                                                                    definitive proxy statement for its
                                                                    1998 Annual Meeting of Shareholders

         10.4            (a) Credit Agreement dates as of           Exhibit 10.6(a) to Plexus' Annual
                         October 25, 2000, among Plexus, certain    Report on Form 10-K for the fiscal
                         Plexus subsidiaries and various            year ended September 30, 2000
                         signatory lending institutions whose       ("2000 10-K")
                         agents are ABN Amro Bank N.V., Firstar
                         Bank, N.A. and Bank One, N.A.

                         (b) Exhibits thereto                       Exhibit 10.6(b) to 2000 10-K


         10.5            (a) Lease Agreement between Neenah (WI)    Exhibit 10.8(a) to Plexus' Report
                         QRS 11-31, Inc. ("QRS: 11-31") and EAC,    on Form 10-K for the year ended
                         dated August 11, 1994*                     September 30, 1994 ("1994 10-K")

                         (b) Guaranty and Suretyship Agreement      Exhibit 10.8(c) to 1994 10-K
                         between Plexus Corp. and QRS: 11-31
                         dated August 11, 1994, together with
                         related Guarantor's Certificate of
                         Plexus Corp.

         10.6            Plexus Corp. 1995 Directors' Stock         Exhibit 10.10 to 1994 10-K
                         Option Plan**

         10.7            Plexus Corp. 1998 Management Incentive     Exhibit 10.10 to 1997 10-K
                         Compensation Plan**

         10.8            Stock Purchase Agreement dated March       Exhibit 2.1 to Plexus' Report on
                         13, 2000, among Plexus, Elamex, SA de      Form 10-Q for the quarter ended
                         CV and Servicios Administrativos           March 31, 2000 ("3/31/00 10-Q")
                         Elamex, SA de CV*

         10.9            Promissory Note from Thomas Sabol dated    Exhibit 10.1 to 3/31/00 10-Q
                         March 13, 2000

        10.10            (a) Share purchase Agreement dated as      Exhibit 2.1 to 7/14/00 8-K
                         of June 26, 2000, among Plexus Corp.
                         Limited (f/k/a "Lycidas (323)
                         Limited"), Plexus and the shareholders
                         of Keltek (Holding) Limited *
                         (b) Related form of Loan Notes of          Exhibit 2.2 to 7/14/00 8-K
                         Plexus Corp. Limited

        10.11(a)         Amended and Restated Receivables Sale      Exhibit 10.1 to Plexus' Quarterly
                         Agreement, dated July 1, 2001, between     Report on Form 10-Q for the quarter
                         Plexus Services Corp. and Plexus ABS,      ended June 30, 2001 ("6/30/01 10-Q")
                         Inc.


         10.11(b)        Receivables Purchase Agreement dated as    Exhibit 10.10(a) to 2000 10-K
                         of October 6, 2000, among Plexus,
                         Preferred Receivables Funding
                         Corporation and Bank One, NA

         10.11(c)        First Amendment to the Receivables         Exhibit 10.2 to Plexus' 6/30/01 10-Q
                         Purchase Agreement, dated July 1, 2001

         10.12           Plexus Corp. Executive Deferred            Exhibit 10.17 to 2000 10-K
                         Compensation Plan**

         10.13           Form of Split Dollar Life Insurance        Exhibit 10.18 to 2000 10-K
                         Agreements between Plexus and each of:**
                              Thomas B. Sabol
                              Dean A. Foate
                              J. Robert Kronser
                              Joseph D. Kaufman
                              Paul E. Ehlers

         10.14           Underwriting Agreement dated October       Exhibit 1.1 Plexus' Report on Form
                         13, 2000, among Plexus, Robertson          8-K dated October 13, 2000
                         Stephens, Inc. and the other
                         Underwriters named therein

         10.15           Asset Purchase Agreement, dated as of                                                  X
                         November 28, 2001, among Plexus, MCMS,
                         Inc. and various subsidiaries of MCMS*

         21              List of Subsidiaries                                                                   X

         23              Consent of PricewaterhouseCoopers LLP                                                  X

         24              Power of Attorney                                                         (Signature Page
                                                                                                         Hereto)

----------------------
* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
**Designates management compensatory plans or agreements.