Form 10-Q
period 2001-12-31
PLEXUS CORP
filed 2002-02-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     For the Quarter ended December 31, 2001

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

         As of February 7, 2002 there were 41,870,985 of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                December 31, 2001

PART I.  FINANCIAL INFORMATION....................................................................................3

         Item 1.  Consolidated Financial Statements...............................................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME AND (LOSS).............3

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

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

                  SAFE HARBOR.....................................................................................9

                  OVERVIEW.......................................................................................10

                  MERGERS AND ACQUISITIONS.......................................................................10

                  RESULTS OF OPERATIONS..........................................................................10

                  LIQUIDITY AND CAPITAL RESOURCES................................................................12

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................13

                  ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING "OFF-BALANCE
                  SHEET" ARRANGEMENTS............................................................................14

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................16

                  RISK FACTORS...................................................................................17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................23



PART II - OTHER INFORMATION......................................................................................24

         Item 6.  Exhibits and Reports on Form 8-K...............................................................24



SIGNATURE........................................................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME AND (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                                        Three Months Ended
                                                                                          December 31,
                                                                          ------------------------------------------------
                                                                                  2001                         2000
                                                                          --------------------          ------------------
Net sales                                                                         $ 200,218                    $ 272,097
Cost of sales                                                                       184,747                      233,745
                                                                                  ---------                    ---------

  Gross profit                                                                       15,471                       38,352

Operating expenses:
   Selling and administrative expenses                                               13,970                       12,767
   Amortization of goodwill                                                           1,296                          888
   Restructuring costs                                                                2,800                            -
   Acquisition and merger costs                                                           -                        1,014
                                                                                  ---------                    ---------
                                                                                     18,066                       14,669
                                                                                  ---------                    ---------

  Operating income (loss)                                                            (2,595)                      23,683

Other income (expense):
  Interest expense                                                                   (1,352)                      (1,827)
  Miscellaneous                                                                         630                          799
                                                                                  ---------                    ---------

   Income (loss) before income taxes                                                 (3,317)                      22,655

Income taxes                                                                         (1,294)                       9,442
                                                                                  ---------                    ---------

   Net income (loss)                                                              $  (2,023)                   $  13,213
                                                                                  =========                    =========

Earnings per share:
  Basic                                                                           $   (0.05)                   $    0.33
                                                                                  =========                    =========
  Diluted                                                                         $   (0.05)                   $    0.31
                                                                                  =========                    =========

Weighted average shares outstanding:
  Basic                                                                              41,782                       40,290
                                                                                  =========                    =========
  Diluted                                                                            41,782                       42,902
                                                                                  =========                    =========

Comprehensive income and (loss):
   Net income (loss)                                                              $  (2,023)                   $  13,213
   Foreign currency hedges and translation adjustments                                 (354)                         307
                                                                                  ---------                    ---------
Comprehensive income (loss)                                                       $  (2,377)                   $  13,520
                                                                                  =========                    =========



           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                     December 31,          September 30,
                                                                                         2001                  2001
                                                                                    -------------          -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 133,160            $  84,591
    Short-term investments                                                                   475               20,775
    Accounts receivable, net of allowance of $7,109                                       87,692              114,055
     and $6,500, respectively
    Inventories                                                                          114,360              135,409
    Deferred income taxes                                                                 15,644               13,662
    Prepaid expenses and other                                                            20,439               10,317
                                                                                       ---------            ---------

                   Total current assets                                                  371,770              378,809

Property, plant and equipment, net                                                       145,263              145,928
Goodwill, net                                                                             69,104               70,514
Deferred income taxes                                                                      3,708                3,624
Other                                                                                      3,792                3,650
                                                                                       ---------            ---------

                   Total assets                                                        $ 593,637            $ 602,525
                                                                                       =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations                    $   8,982            $   8,175
    Accounts payable                                                                      47,841               52,307
    Customer deposits                                                                     14,798               16,051
    Accrued liabilities:
       Salaries and wages                                                                 14,647               15,505
       Other                                                                              13,649                9,716
                                                                                       ---------            ---------


                   Total current liabilities                                              99,917              101,754

Long-term debt and capital lease obligations, net of current portion                      64,382               70,016
Other liabilities                                                                          4,023                3,903

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                                -                    -
    Common stock, $.01 par value, 200,000 shares authorized, 41,812
       and 41,757 issued and outstanding, respectively                                       418                  418
    Additional paid-in capital                                                           252,772              251,932
    Retained earnings                                                                    172,868              174,891
    Accumulated other comprehensive loss                                                    (743)                (389)
                                                                                       ---------            ---------
                                                                                         425,315              426,852
                                                                                       ---------            ---------

                   Total liabilities and shareholders' equity                          $ 593,637            $ 602,525
                                                                                       =========            =========




           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                              Three Months Ended
                                                                                 December 31,
                                                                     -------------------------------------
                                                                           2001                    2000
                                                                           ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $  (2,023)            $  13,213

Adjustments to reconcile net income to net cash
 flows from operating activities:
    Depreciation and amortization                                             8,392                 6,744
    Income tax benefit from stock option award plans                            466                 2,755

    Deferred income taxes                                                    (2,066)                 (138)

    Changes in assets and liabilities:
       Accounts receivable                                                   29,987                 3,458
       Inventories                                                           20,917                (5,276)
       Prepaid expenses and other                                           (10,270)               (2,030)
       Accounts payable                                                      (4,376)              (12,293)

       Customer deposits                                                     (1,251)                  (12)
       Accrued liabilities                                                    3,351                (3,030)

       Other                                                                   (119)               (2,249)
                                                                          ---------             ---------


         Cash flows provided by operating activities                         43,008                 1,142
                                                                          ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                               -                  (475)
Sales and maturities of short-term investments                               20,300                     -
Payments for property, plant and equipment                                   (6,650)              (23,614)
Other
                                                                                 64                     -
                                                                          ---------             ---------

         Cash flows provided by (used in) investing activities               13,714               (24,089)
                                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                          100,188               139,488
Payments on debt and capital lease obligations                             (104,897)             (239,328)
Proceeds from exercise of stock options                                         374                   583
Net borrowings under asset securitization facility                           (3,765)               30,000
Issuances of common stock                                                         -               163,700
                                                                          ---------             ---------
         Cash flows provided by (used in) financing activities               (8,100)               94,443
                                                                          ---------             ---------
Effect of foreign currency translation on cash and cash
             equivalents                                                        (53)                  162
                                                                          ---------             ---------

Net increase in cash and cash equivalents                                    48,569                71,658
Cash and cash equivalents:
       Beginning of period                                                   84,591                 5,293
                                                                          ---------             ---------
       End of period                                                      $ 133,160             $  76,951
                                                                          =========             =========


           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of operations for the three months ended December 31, 2001 and 2000, and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

         The condensed consolidated balance sheet data as of September 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                                           December 31,                September 30,
                                                              2001                         2001
                                                          --------------              --------------
         Assembly parts                                      $ 83,373                   $ 98,483
         Work-in-process                                       26,866                     31,911
         Finished goods                                         4,121                      5,015
                                                             --------                   --------
                                                             $114,360                   $135,409
                                                             ========                   ========

NOTE 3 - ASSET SECURITIZATION FACILITY

         In fiscal 2001, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of December 31, 2001, the Company had utilized $19.2 million of the asset securitization facility. As a result, accounts receivable has been reduced by $19.2 million as of December 31, 2001, while long-term debt and capital lease obligations does not include this $19.2 million of off-balance-sheet financing. The Company incurred financing costs of $0.2 million and $0.6 million under the asset securitization facility for the three months ended December 31, 2001 and 2000, respectively.

NOTE 4 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                    Three Months Ended
                                                                                         December 31,
                                                                                ----------------------------
                                                                                 2001                   2000
                                                                                 ----                   ----
BASIC EARNINGS PER SHARE:
     Net income (loss)                                                         $   (2,023)           $   13,213
                                                                               ==========            ==========

     Basic weighted average shares outstanding                                     41,782                40,290
                                                                               ==========            ==========

BASIC EARNINGS PER SHARE                                                       $    (0.05)            $    0.33
                                                                               ==========            ==========

DILUTED EARNINGS PER SHARE:
     Net income (loss)                                                         $   (2,023)            $  13,213
                                                                               ==========            ==========

     Weighted average shares outstanding                                           41,782                40,290
     Dilutive effect of stock options                                                   -                 2,612
                                                                               ----------             ----------
     Diluted weighted average shares outstanding                                   41,782                42,902
                                                                               ==========             ==========

DILUTED EARNINGS PER SHARE                                                     $    (0.05)            $    0.31
                                                                               ==========             ==========

         For the three months ended December 31, 2001, the calculations of earnings per share on a diluted basis excludes the impact of stock options, since they would result in an antidilutive effect.

NOTE 5 - ACQUISITION

         On January 8, 2002, the Company completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronic manufacturing service provider, for approximately $45 million in cash subject to purchase price adjustments. The assets purchased from MCMS, which is in Chapter 11 bankruptcy proceedings, include facilities located in Penang, Malaysia: Xiamen, China; and Nampa, Idaho. The acquisition did not include any interest-bearing debt, but included the assumption of certain specific liabilities. The Company will record the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142. The results from operations of the assets acquired from MCMS will be reflected in the Company's financial statements from the date of acquisition.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufactures ("OEMs"). The Company has two reportable geographic regions: North America and Europe. As of December 31, 2001, the Company had 25 manufacturing and engineering facilities in North America and Europe to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Asset information is based on the physical location of the asset.

                                                                         Three months ended
                                                                             December 31,
                                                                      2001                  2000
                                                                      ----                  ----
Net sales (in thousands):

                           North America                              $182,894             $250,494
                           Europe                                       17,324               21,603
                                                                      --------             --------
                                                                      $200,218             $272,097
                                                                      ========             ========


                                                                     December 31,        September 30,
                                                                         2001                2001
                                                                         ----                ----
Long-lived assets (in thousands):

                           North America                              $183,299             $183,065
                           Europe                                       34,860               37,027
                                                                      --------             --------
                                                                      $218,159             $220,092
                                                                      ========             ========



NOTE 7 - CONTINGENCY

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company had requested a stay of action pending developments in other related litigation which has been granted. The Company believes the vendors from whom the patent-related equipment was purchased may contractually indemnify the Company. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

NOTE 8 - RESTRUCTURING COSTS

         In response to the reduction in the Company's sales levels and reduced capacity utilization, the Company reduced its cost structure through the reduction of its work force and the write-off of certain under-utilized assets. The Company recorded a pre-tax charge during its first quarter of fiscal 2002 of $2.8 million associated with this restructuring. As of December 31, 2001, recorded liabilities related to these restructuring activities were not significant and are expected to be paid out within the next twelve months.

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has provided certain engineering design and development services for MemoryLink Corp. which develops electronic products. The Chairman of the Board of the Company is a shareholder and director of MemoryLink. As of December 31, 2001, the Company had $1.5 million in accounts receivable due from MemoryLink and has fully reserved for this delinquent amount. Subsequent to December 31, 2001, the Company received a payment of $100,000, and has converted the balance into a $650,000 promissory note and a $750,000 minority equity interest in MemoryLink. The promissory note and minority equity interest remain fully reserved for.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. These statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts, and statements in "Additional Disclosures Concerning Liquidity and Capital Resources, including Off-Balance Sheet Arrangements") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

         - the ability to integrate MCMS's and other acquired companies' operations,
         - the economic performance of the electronics and technology industries,
         - the risk of customer delays, changes, or cancellations in both on-going and new programs,
         - the Company's ability to secure new customers and maintain its and MCMS' and other acquired operations' current customer base,
         -        the results of cost reduction efforts,
         - the impact of capacity utilization and the Company's ability to manage fixed costs,
         - material cost fluctuations and the adequate availability of components and related parts for production,
         -        the effect of changes in average selling prices,
         -        the effect of start-up costs of new programs and facilities,
         - the effect of general economic conditions and world events (such as the September 11 attacks),
         -        the effect of the impact of increased competition, and
         - other risks detailed below, especially in "Risk Factors" and otherwise herein and in the Company's Securities and Exchange Commission ("SEC") filings.

OVERVIEW

         The Company provides product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 17.

         We provide contract manufacturing services on either a turnkey basis, where we procure some or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents almost all of our net sales. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and our net sales. Due to the nature of turnkey manufacturing, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs, the degree of automation used in the assembly process and capacity utilization.

MERGERS AND ACQUISITIONS

         On January 8, 2002, the Company completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronic manufacturing service ("EMS") provider, for approximately $45 million in cash subject to purchase price adjustments. The assets purchased from MCMS, which is in Chapter 11 bankruptcy proceedings, include facilities located in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company is transferring operations from MCMS's former Raleigh, North Carolina and San Jose, California facilities to the Company's other facilities. MCMS' Monterrey, Mexico and Colfontaine, Belgium operations were not included in the transaction. The acquisition did not include any MCMS interest-bearing debt, but included the assumption of certain specific liabilities. The Company will record the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s. 141 and 142. The results from operations of the assets acquired from MCMS will be reflected in the Company's financial statements from the date of acquisition.

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

         On December 21, 2000, the Company merged with e2E Corporation ("e2E"), a privately held PCB design and engineering service provider for electronic OEMs, including the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Results prior to October 1, 2000 were not restated, as they would not differ materially from reported results.

RESULTS OF OPERATIONS

         Net sales. Net sales for the three months ended December 31, 2001, decreased 26 percent to $200 million from $272 million for the three months ended December 31, 2000. The Company's reduced sales levels reflect the continued slowdown in technology markets, primarily network/datacommunications and computer industries. The Company was also affected by a relatively sharp downturn in orders and forecasts beginning after the September 11 attacks, as a consequence of the economic uncertainties resulting from the attacks and their aftermath; the downturn affected sales in the first quarter and customer forecasts thereafter. These factors resulted in these customers' forecasts and orders becoming more cautious. These factors will continue to affect fiscal second quarter sales. The Company currently expects second quarter sales to be in the range of $215 million to $225 million. This range includes estimated sales of $20 million to $25 million as a result of the MCMS acquisition. However, the Company's results will ultimately depend on the actual order levels.

         Our largest customer for the three months ended December 31, 2001, was General Electric Company, which accounted for 12 percent of sales, compared to the three months ended December 31, 2000 when Lucent Technologies Inc., and Cisco Systems, Inc., accounted for 14 percent and 13 percent of sales, respectively. Sales to our ten largest customers accounted for 51 percent of sales for the three months ended December 31, 2001 compared to 59 percent for the three months ended December 31, 2000. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. In addition, we currently expect an increasing percentage of our sales may come from emerging technology companies, including start-ups, mainly in the networking/datacommunications market sector. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer(s) or concentration in one particular industry.

         Our sales for the three months ended December 31, 2001 and (2000), respectively, by industry were as follows: networking/datacommunications 36 percent (40 percent), medical 29 percent (22 percent), industrial 20 percent (20 percent), computer 8 percent (10 percent) and transportation/other 7 percent (8 percent). The relative changes in significance primarily reflect the industry-wide weaknesses in the networking/datacommunications and computer industries.

         Gross profit. Gross profit for the three months ended December 31, 2001, decreased 60 percent to $15.5 million from $38.4 million for the three months ended December 31, 2000. The gross margin for the three months ended December 31, 2001, was 7.7 percent, compared to 14.1 percent for the three months ended December 31, 2000.

         Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by a slowdown in end-market demand, particularly in the networking/datacommunications industry and its impact on our capacity utilization.

         In addition, gross margins continue to be affected by acquisitions. In particular, gross margins resulting from the Mexico turnkey operations and Keltek (United Kingdom) operations (both of which were acquired by the Company in fiscal 2000) and Qtron are below our historical gross margins as we work to integrate these acquisitions into our product realization model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not continue to decrease in future periods. Gross margins have decreased from fiscal 2001 results due to the impact of the Company's recent acquisitions and its reduced manufacturing capacity utilization.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in the cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

Operating expenses. Selling and administrative (S&A) expenses for the three months ended December 31, 2001, increased to $14.0 million from $12.8 million for the three months ended December 31, 2000. As a percentage of net sales, S&A expenses were 7.0 percent for the three months ended December 31, 2001, compared to 4.7 percent for the three months ended December 31, 2000. The increase in dollar terms was due primarily to increases in our sales and marketing efforts and information systems support. In addition, the Company's decision to increase reserves for bad debts due to increased credit risk resulting from the overall weakness in the economy also impacted these expenses. The increase in operating expenses as a percentage of net sales results from these factors combined with the reduction in the Company's sales. We anticipate that future S&A expenses will increase in absolute dollars due primarily to the MCMS acquisition, but should remain at approximately seven percent of net sales in the near term.

         Amortization of goodwill increased to $1.3 million for the three months ended December 31, 2001 from $0.9 million for the three months ended December 31, 2000. This was a result of the acquisitions of the Mexico turnkey operations, Keltek and Qtron over the last two years which resulted in additional goodwill. See "New Accounting Pronouncements" below regarding upcoming changes to the rules relating to accounting for goodwill and amortization thereof. The new accounting rules will require the Company to regularly review its goodwill and other intangible assets, particularly goodwill resulting from prior acquisitions, to determine whether it has become impaired. Once these new changes are adopted by the Company, we will no longer amortize goodwill on a set schedule; however, we will need to take a charge against earnings for a write-off of goodwill in any period in which we determine that such goodwill has become impaired.

         In response to the reduction in our sales levels and reduced capacity utilization, the Company reduced its cost structure through the reduction of its work force and writing off certain under-utilized assets. The Company recorded a pre-tax charge during the three months ended December 31, 2001 of $2.8 million associated with this restructuring. For the three months ended March 31, 2002, the Company will incur additional planned capacity reductions at certain sites which it currently expects will result in restructuring charges of approximately $3 million to $4 million. In addition, the Company will incur transaction integration charges in the second quarter of fiscal 2002, expected to be in the range of $2.0 million to $3.0 million associated with the MCMS asset purchase.

         Merger and acquisition costs of approximately $1.0 million for the three months ended December 31, 2000, were related to the e2E acquisition.

         Income taxes. Income taxes decreased to $(1.3) million for the three months ended December 31, 2001, from $9.4 million for the three months ended December 31, 2000. Our effective income tax rate has remained at approximately 40 percent excluding non-tax-deductible merger expenses. This rate approximates the blended federal and state statutory rate. In fiscal 2002, we expect the annual effective tax rate to decrease slightly as foreign operations increase as a percentage of the Company's total operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $43.0 million for the three months ended December 31, 2001, compared to cash flows provided by operating activities of $1.1 million for the three months ended December 31, 2000. During the three months ended December 31, 2001, cash provided by operating activities was primarily related to decreases in accounts receivable and inventories and increases in accrued liabilities which were offset by increases in prepaid expenses and other assets and decreases in accounts payable. The decrease in our inventory levels resulted in the Company increasing annualized inventory turns to 5.9 turns for the three months ended December 31, 2001 from 5.3 turns for the year ended September 30, 2001. This increase in inventory turns was primarily the result an improved marketplace for components and improved inventory management.

         Cash flows provided by investing activities totaled $13.7 million for the three months ended December 31, 2001. The primary sources were sales and maturities of short-term investments which were offset by payments for property, plant and equipment. Subsequent to December 31, 2001, the Company utilized its existing cash resources to fund the approximately $45 million cash purchase price of certain assets of MCMS.

         We utilize available cash, debt and leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2002 will be approximately $25 million to $30 million. This estimate does not include MCMS or any other acquisitions which the Company may undertake.

         Cash flows used in financing activities totaled $8.1 million for the three months ended December 31, 2001 primarily represent net payments on our credit and asset securitization facilities. The ratio of total debt to equity was 0.4 to 1 as of December 31, 2001, and September 30, 2001.

         The Company has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows us to borrow up to $250 million, of which we had borrowed approximately $40 million as of December 31, 2001. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios.

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

         In fiscal 2001, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. As of December 31, 2001, we had utilized the maximum amount currently available of $19.2 million. As a result, accounts receivable has been reduced by $19.2 million as of December 31, 2001, while long-term debt and capital lease obligations does not include this $19.2 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

         Effective in the first quarter of fiscal 2002, the Plexus board of directors adopted a stock repurchase program, authorizing the repurchase of up to 1.0 million shares of common stock not to exceed $25 million. Through December 31, 2001, the Company had not yet repurchased any shares.

         Our credit facilities, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2002 and the foreseeable future. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

         The Company's accounting policies are disclosed in its 2001 Report on Form 10-K. There have been no changes material to these policies during the first quarter of fiscal 2002. The more critical of these policies include revenue recognition and the use of estimates in valuing inventory and accounts receivable.

         Revenue Recognition -- We continued to recognize revenues primarily when products are shipped. Revenue and profit relating to product design and development contracts are generally recognized utilizing the percentage-of-completion method. The use of percentage-of-completion accounting does involve the use of estimates, but accounts for less than 10% of the Company's total revenues. We used the same methods to recognize revenues under percentage-of-completion accounting for this quarter as we have in the past. Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

         Inventories -- We value inventories primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed later under "Risk Factors," our customers may cancel their orders, change production quantities or delay production for a number of reasons. Any of these, or certain additional actions, could impact the valuation of our inventory. We continued to use the same techniques to value our inventory as we have in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

         Accounts Receivable -- We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. We continued to apply the same techniques to compute this allowance at December 31, 2001 as we have in the past. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer which could change rapidly and without advance warning.

ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING "OFF-BALANCE SHEET" ARRANGEMENTS

         On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." While the SEC intends to consider rulemaking regarding the topics addressed in this statement and other topics covered by MD&A, the purpose of this statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described.

         The Company is currently evaluating FR-61 and the effects it may have, if any, on this, and future, filings. Below are our responses to each of the areas addressed by FR-61. Any statements in this section which discuss or are related to future dates or periods are "forward-looking statements."

1.   Liquidity Disclosures

         The Company includes a discussion of liquidity and capital resources in Management's Discussion and Analysis. More specifically, FR-61 requires management to consider the following to identify trends, demands, commitments, events and uncertainties that require disclosure:

     a. Provisions in financial guarantees or commitments, debt or lease agreements or other arrangements that could trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, such as adverse changes in the registrant's credit rating, financial ratios, earnings, cash flows, or stock price, or changes in the value of underlying, linked or indexed assets. As disclosed in its 2001 Report on Form 10-K, the Company issued a note payable on demand for approximately $6.9 million to the prior owners of Keltek. As of December 31, 2001, there has been no demand for payment. In addition, as disclosed in the 2001 Report on Form 10-K, the Company's Credit Facility requires the Company to maintain certain financial ratios to comply with the terms of the agreement. The Company has continued in compliance with these covenants as of December 31, 2001, the latest measurement date. If the Company defaults on any of these provisions, it could require the repayment of the amounts outstanding (approximately $40 million as of December 31, 2001).

     b. Circumstances could impair the registrant's ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral. Our material risk factors are disclosed in this Report on Form 10-Q. However, we are not aware of anything that could reasonably be expected to impair our ability to continue to engage in the historical operations of the Company at this time.

     c. Factors specific to the registrant and its markets that the registrant expects to be given significant weight in the determination of the registrant's credit rating or will otherwise affect the registrant's ability to raise short-term and long-term financing. Our material risk factors are disclosed in this Report on Form 10-Q. However, we are not aware of anything that could reasonably be given significant weight in the determination of our credit rating or will otherwise affect the Company's ability to raise short-term and long-term financing.

     d. Guarantees of debt or other commitments to third parties. The Company does not have any significant guarantees of debt or other commitments to third parties.

     e. Written options on non-financial assets (for example, real estate puts). The Company does not have any written options on non-financial assets.

2.   Off-Balance Sheet Arrangements

         FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. The Company disclosed in Footnote 4 to the financial statements in its 2001 Report on Form 10-K and Footnote 3 to its financial statements for the three months ended December 31, 2001 in this Report of Form 10-Q, a securitization that the Company entered into in fiscal 2001. The Company's wholly owned, limited purpose subsidiary, Plexus ABS Inc., may purchase up to $50 million of receivables from the Company and sell participating interests to financial institutions; as of September 30, 2001, $22.9 million had been borrowed under this facility. Any interests sold to the financial institutions are removed from the balance sheet as the Company has no risk of loss on such receivables as they are sold without recourse.

         The Company also leases various assets under both capital and operating leases. The aggregate payments under the capital leases and operating leases are disclosed in Footnotes 4 and 9, respectively, to our financial statements in our 2001 Report on Form 10-K. There were no significant changes to these lease arrangements during the first quarter of 2002; however, the Company assumed certain operating leases associated with the January 8, 2002 acquisition of certain assets of MCMS. These leases primarily relate to production facilities in Malaysia and China.

3.   Disclosures about Contractual Obligations and Commercial Commitments

         In FR-61, the SEC notes that current accounting standards require disclosure concerning a registrant's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. They also indicate that the disclosures responsive to these requirements usually are located in various parts of a registrant's filings. The SEC believes that investors would find it beneficial if aggregated information about contractual obligations and commercial commitments were provided in a single location so that a total picture of obligations would be readily available. They further suggested that one useful aid to presenting the total picture of a registrant's liquidity and capital resources and the integral role of on- and off-balance sheet arrangements may be schedules of contractual obligations and commercial commitments as of the latest balance sheet date.

         We are no different than most other registrants in that our disclosures are located in various parts of our regulatory filings including, Footnotes 1, 4, 6, 9, 10 and 13 to our financial statements in our 2001 Report on Form 10-K, and Footnotes 1, 3, 5 and 8 to our financial statements for the three months ended December 31, 2001 in this report. In addition, the Company prepared schedules as of September 30, 2001 suggested by the SEC in FR -61. Information in the following table is in thousands as of September 30, 2001.

                                                                    PAYMENTS DUE BY PERIOD

                                                              LESS THAN           1-3           4 - 5         AFTER 5
        CONTRACTUAL OBLIGATIONS                 TOTAL           1 YEAR           YEARS          YEARS          YEARS

            LONG-TERM DEBT                  $       131      $        11      $       24     $       27     $       69

 CAPITAL LEASE OBLIGATIONS                       26,544            1,517           3,273          2,177         19,577
 OPERATING LEASES                               121,867           12,907          27,024         23,384         58,552

UNCONDITIONAL PURCHASE
OBLIGATIONS*
 OTHER LONG-TERM OBLIGATIONS**                   51,516            6,915          44,601              -              -
                                             ----------          -------       ---------       --------       --------
 TOTAL CONTRACTUAL CASH OBLIGATIONS          $  200,058          $21,350       $  74,922       $ 25,588       $ 78,198
                                             ----------          -------       ---------       --------       --------

* - There are no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

** - Other long-term obligations consist of $6.9 million notes payable on demand to the former shareholders of Keltek and $44.6 million outstanding borrowings under our unsecured revolving credit facility.

As of September 30, 2001, other than the Company's asset securitization ($22.9 million as of September 30, 2001), the Company did not have, and was not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         The Company does not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         The Company disclosed the effects of transactions with a related party in Footnote 1 to our financial statements in our 2001 Report on Form 10-K. An update of these transactions was included in Footnote 9 to our financial statements for the three months ended December 31, 2001 in this report. There were no other significant transactions with related and certain other parties.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for the Company for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

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

RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK; RECENT DEMAND HAS CONTINUED TO BE WEAK.

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events (such as the September 11, 2001 attacks). Any slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The Company's sales have been, and are expected to continue to be, impacted by the slowdown in the networking/datacommunications and computer markets, as well as the economy in general. These factors contributed substantially to the decline in the Company's net sales in the first quarter of fiscal 2002. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of capacity utilization in the manufacturing process.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience short lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers' products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slowdown in the networking/datacommunications market and other sectors of the economy.

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

         Sales to our ten largest customers have represented a majority of our sales in recent periods. Our ten largest customers accounted for approximately 51 percent and 59 percent of our net sales for the three months ended December 31, 2001 and 2000, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

WE MAY HAVE SIGNIFICANT CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS THAN WITH ESTABLISHED COMPANIES.

         We currently anticipate that a significant percentage of our sales will be to emerging companies, including start-ups, particularly in the networking/datacommunications market. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we incur substantial expenses as we add personnel and manufacturing capacity and procure materials. Because emerging companies do not have a history of operations, it will be harder for us to anticipate needs and requirements than with established customers. Our operating results will be harmed if sales do not develop to the extent and within the time frame we anticipate.

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

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to complete successfully future acquisitions, due primarily to increased competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to integrate successfully the operations and management of our recent acquisitions such as Qtron, MCMS or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We acquired operations in Mexico and the United Kingdom in fiscal 2000. In addition, as part of the MCMS acquisition, we acquired operations located in China and Malaysia. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom, and no prior experience in China and Malaysia. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. Our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Further, the newly-acquired Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 5 years.

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

         The Company has entered into a licensing arrangement for new ERP software and related information systems. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect the Company. Information flow and production could also be affected if the new software and systems do not perform as the Company expects.

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

         In its turnkey operations, the Company needs to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. While many of our customer agreements include provisions which require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

         In addition, our medical device business, which represented approximately 29 percent of our sales for the three months ended December 31, 2001, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations, including our working capital needs. We may seek to raise capital by:

     -   issuing additional common stock or other equity securities
     -   issuing debt securities
     - increasing available borrowings under our existing credit facility or obtaining new credit facilities o obtaining further off-balance-sheet financing.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Expansion into additional international markets (Malaysia and China) may increase the complexity and size of our foreign currency exchange risk. As of December 31, 2001, the foreign currency forward contracts were scheduled to mature in less than three months and were not material.

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

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average borrowings would have impacted net interest expense by approximately $0.1 million and $0.2 million for the three months ended December 31, 2001 and 2000, respectively.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

                  10.1 Payment and Securities Agreement dated as of January 3, 2002 by and among Plexus, Plexus Services Corp. and MemoryLink Corp.

         (b)      Reports on Form 8-K during this period.

                           No reports on Form 8-K were filed during the period. Subsequently, however, a report dated January 8, 2002 was filed by Plexus to report its acquisition of certain assets of MCMS, Inc.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2/13/02                                /s/ John L. Nussbaum
----------                          --------------------------------------------
  Date                              John L. Nussbaum
                                    President and Chief Executive Officer


2/13/02                                /s/ Thomas B. Sabol
----------                          --------------------------------------------
  Date                              Thomas B. Sabol
                                    Executive Vice President and
                                    Chief Financial Officer