Form 10-Q
period 2002-03-31
PLEXUS CORP
filed 2002-05-15
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2002

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

                         Yes [X]                    No

         As of May 10, 2002 there were 41,906,106 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 March 31, 2002


PART I.  FINANCIAL INFORMATION....................................................................................3

         Item 1.  Consolidated Financial Statements...............................................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS).................3

                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

                  SAFE HARBOR....................................................................................10

                  OVERVIEW.......................................................................................10

                  MERGERS AND ACQUISITIONS.......................................................................11

                  RESULTS OF OPERATIONS..........................................................................11

                  LIQUIDITY AND CAPITAL RESOURCES................................................................13

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................14

                  ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING
                  "OFF-BALANCE SHEET" ARRANGEMENTS...............................................................15

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................17

                  RISK FACTORS...................................................................................18

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................24



PART II - OTHER INFORMATION......................................................................................25

         Item 4.  Submission of Matters to Vote of Security Holders..............................................25

         Item 6.  Exhibits and Reports on Form 8-K...............................................................26



SIGNATURE........................................................................................................26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited


                                                 Three Months Ended              Six Months Ended
                                                     March 31,                       March 31
                                            --------------------------      --------------------------
                                               2002            2001            2002           2001
                                            ---------       ---------       ---------       ----------
Net sales                                   $ 231,162       $ 280,284       $ 431,379       $ 552,381
Cost of sales                                 210,691         246,709         395,437         480,454
                                            ---------       ---------       ---------       ---------


  Gross profit                                 20,471          33,575          35,942          71,927

Operating expenses:
   Selling and administrative expenses         16,344          13,102          30,315          25,869
   Amortization of goodwill                     1,289             891           2,584           1,779
   Restructuring costs                          4,687              --           7,487              --
   Acquisition and merger costs                   251              --             251           1,014
                                            ---------       ---------       ---------       ---------
                                               22,571          13,993          40,637          28,662
                                            ---------       ---------       ---------       ---------

  Operating income (loss)                      (2,100)         19,582          (4,695)         43,265

Other income (expense):
  Interest expense                               (965)         (1,372)         (2,317)         (3,199)
  Miscellaneous                                   411           1,217           1,041           2,016
                                            ---------       ---------       ---------       ---------

   Income (loss) before income taxes           (2,654)         19,427          (5,971)         42,082

Income tax expense (benefit)                     (500)          7,771          (1,794)         17,213
                                            ---------       ---------       ---------       ---------

   Net income (loss)                        $  (2,154)      $  11,656       $  (4,177)      $  24,869
                                            =========       =========       =========       =========

Earnings per share:
  Basic                                     $   (0.05)      $    0.28       $   (0.10)      $    0.61

                                            =========       =========       =========       =========
  Diluted                                   $   (0.05)      $    0.27       $   (0.10)      $    0.58
                                            =========       =========       =========       =========


Weighted average shares outstanding:
  Basic                                        41,868          41,198          41,824          40,738
                                            =========       =========       =========       =========
  Diluted                                      41,868          43,213          41,824          43,097
                                            =========       =========       =========       =========

Comprehensive income (loss):
   Net income (loss)                        $  (2,154)      $  11,656       $  (4,177)      $  24,869
   Foreign currency hedges and
     translation adjustments                     (991)         (1,540)         (1,345)         (1,233)
                                            ---------       ---------       ---------       ---------
Comprehensive income (loss)                 $  (3,145)      $  10,116       $  (5,522)      $  23,636
                                            =========       =========       =========       =========




           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited


                                                                          March 31,      September 30,
                                                                             2002            2001
                                                                          ---------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                                             $  20,436       $  84,591
    Short-term investments                                                   31,160          20,775
    Accounts receivable, net of allowance of $7,725
     and $6,500, respectively                                               120,432         114,055
    Inventories                                                             124,118         135,409
    Deferred income taxes                                                    15,461          13,662
    Prepaid expenses and other                                               21,997          10,317
                                                                          ---------       ---------

                   Total current assets                                     333,604         378,809

Property, plant and equipment, net                                          172,313         145,928
Goodwill, net                                                                67,096          70,514
Deferred income taxes                                                         3,514           3,624
Other                                                                         5,279           3,650
                                                                          ---------       ---------

                      Total assets                                        $ 581,806       $ 602,525
                                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations       $   8,984       $   8,175
    Accounts payable                                                         70,422          52,307
    Customer deposits                                                        15,496          16,051
    Accrued liabilities:
       Salaries and wages                                                    18,678          15,505
       Other                                                                 16,563           9,716
                                                                          ---------       ---------

                      Total current liabilities                             130,143         101,754

Long-term debt and capital lease obligations, net of current portion         23,671          70,016

Other liabilities                                                             4,307           3,903

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                --              --
    Common stock, $.01 par value, 200,000 shares authorized, 41,889
       and 41,757 issued and outstanding, respectively                          419             418
    Additional paid-in capital                                              254,286         251,932
    Retained earnings                                                       170,714         174,891
    Accumulated other comprehensive loss                                     (1,734)           (389)
                                                                          ---------       ---------
                                                                            423,685         426,852
                                                                          ---------       ---------
                    Total liabilities and shareholders' equity            $ 581,806       $ 602,525
                                                                          =========       =========



           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited


                                                                              Six Months Ended
                                                                                  March 31,
                                                                         -------------------------
                                                                            2002            2001
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  (4,177)      $  24,869

Adjustments to reconcile net income (loss) to net cash
 flows from operating activities:
    Depreciation and amortization                                           18,444          13,916
    Non-cash restructuring charges                                           1,796            --
    Income tax benefit from stock option award plans                           546           3,735
    Deferred income taxes                                                   (1,689)           (688)
    Changes in assets and liabilities:
       Accounts receivable                                                  12,274         (18,461)
       Inventories                                                          19,765          16,084
       Prepaid expenses and other                                          (11,296)         (4,003)
       Accounts payable                                                     11,241         (16,295)
       Customer deposits                                                      (550)          1,871
       Accrued liabilities                                                  10,296          (6,300)
       Other                                                                (4,673)         (2,948)
                                                                         ---------       ---------

         Cash flows provided by operating activities                        51,977          11,780
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                        (30,685)        (36,700)
Sales and maturities of short-term investments                              20,300             475
Payments for property, plant and equipment                                 (13,108)        (39,209)
Payments for business acquisitions, net of cash acquired                   (42,983)           --
Other                                                                           64            --
                                                                         ---------       ---------
         Cash flows used in investing activities                           (66,412)        (75,434)
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                         189,461         144,077
Payments on debt and capital lease obligations                            (234,486)       (239,328)
Proceeds from exercise of stock options                                        575           1,025
Net borrowings (repayments) under asset securitization facility             (6,305)         30,000
Issuances of common stock                                                    1,234         164,829
                                                                         ---------       ---------

         Cash flows provided by (used in) financing activities             (49,521)        100,603
                                                                         ---------       ---------

Effect of foreign currency translation on cash and cash equivalents           (199)            (29)
                                                                         ---------       ---------

Net increase (decrease) in cash and cash equivalents                       (64,155)         36,920
Cash and cash equivalents:
       Beginning of period                                                  84,591           5,293
                                                                         ---------       ---------
       End of period                                                     $  20,436       $  42,213
                                                                         =========       =========


           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations for the three months and six months ended March 31, 2002 and 2001, and the cash flows for the same six-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                              March 31,   September 30,
                                2002          2001
                              ---------   -------------
         Assembly parts       $ 82,053      $ 98,483
         Work-in-process        34,517        31,911
         Finished goods          7,548         5,015
                              --------      --------
                              $124,118      $135,409
                              ========      ========

NOTE 3 - ASSET SECURITIZATION FACILITY

         In fiscal 2001, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of March 31, 2002, the Company had utilized $16.6 million of the asset securitization facility. As a result, accounts receivable has been reduced by $16.6 million as of March 31, 2002, while long-term debt and capital lease obligations does not include this $16.6 million of off-balance-sheet financing. For the three months ended March 31, 2002 and 2001, the Company incurred financing costs of $0.1 million and $0.5 million, respectively, under the asset securitization facility. For the six months ended March 31, 2002 and 2001, the Company incurred financing costs of $0.3 million and $1.1 million, respectively under the asset securitization facility.

NOTE 4 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                     Three Months Ended            Six Months Ended
                                                                           March 31,                    March 31,
                                                                     2002            2001         2002           2001
                                                                   --------       --------      --------       --------
             BASIC EARNINGS PER SHARE:
                  Net income (loss)                                $ (2,154)      $ 11,656      $ (4,177)      $ 24,869
                                                                   ========       ========      ========       ========

                  Basic weighted average shares outstanding          41,868         41,198        41,824         40,738
                                                                   ========       ========      ========       ========

             BASIC EARNINGS PER SHARE                              $  (0.05)      $   0.28      $  (0.10)      $   0.61
                                                                   ========       ========      ========       ========

             DILUTED EARNINGS PER SHARE:
                  Net income (loss)                                $ (2,154)      $ 11,656      $ (4,177)      $ 24,869
                                                                   ========       ========      ========       ========

                  Weighted average shares outstanding                41,868         41,198        41,824         40,738
                  Dilutive effect of stock options                       --          2,015            --          2,359
                                                                   --------       --------      --------       --------
                  Diluted weighted average shares outstanding        41,868         43,213        41,824         43,097
                                                                   ========       ========      ========       ========

             DILUTED EARNINGS PER SHARE                            $  (0.05)      $   0.27      $  (0.10)      $   0.58
                                                                   ========       ========      ========       ========


         For the three and six months ended March 31, 2002, the calculations of earnings per share on a diluted basis excludes the impact of stock options, since they would result in an antidilutive effect.

NOTE 5 - ACQUISITION

On January 8, 2002, the Company completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $43 million in cash subject to purchase price adjustments. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The acquisition did not include any interest-bearing debt, but included the assumption of certain specific liabilities of approximately $4.4 million. The Company recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142. The results from operations of the assets acquired from MCMS are reflected in the Company's financial statements from the date of acquisition. In addition, the Company incurred $0.3 million of acquisition costs during the second quarter of fiscal 2002 associated with the acquisition of the MCMS operations.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufactures ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of March 31, 2002, the Company had 27 manufacturing and engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Inter-region transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Asset information is based on the physical location of the asset.

                                                           Three Months Ended          Six Months Ended
                                                                March 31,                  March 31,
                                                         ----------------------      ----------------------
                                                           2002          2001          2002         2001
                                                         --------      --------      --------      --------
Net sales (in thousands):
                                      North America      $205,510      $257,113      $388,402      $507,607
                                      Europe               18,380        23,171        35,705        44,774
                                      Asia                  7,272             -         7,272             -
                                                         --------      --------      --------      --------
                                                         $231,162      $280,284      $431,379      $552,381
                                                         ========      ========      ========      ========

                                                                       March 31,               September 30,
                                                                          2002                     2001
                                                                       ---------               -------------
Long-lived assets (in thousands):

                                      North America                    $205,268                    $183,065
                                      Europe                             32,952                      37,027
                                      Asia                                6,468                           -
                                                                       --------                    --------
                                                                       $244,688                    $220,092
                                                                       ========                    ========


NOTE 7 - CONTINGENCY

         The Company (along with numerous other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company had requested a stay of action pending developments in other related litigation which has been granted. The Company believes the vendors from whom the patent-related equipment was purchased may contractually indemnify the Company. If a judgment is rendered and/or a license fee required, it is currently the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

NOTE 8 - RESTRUCTURING COSTS

         In response to the reduction in the Company's sales levels and reduced capacity utilization, the Company reduced its cost structure through the reduction of its work force, lease obligations and other exit costs and the write-off of certain under-utilized assets. For the six months ended March 31, 2002, the Company recorded pre-tax restructuring charges of $7.5 million, which includes $4.7 million recorded in the second quarter of fiscal 2002. The Company expects the settlement of the majority of these charges to be made over the next 12 months. The components of the restructuring charges, amounts utilized and remaining, accrued balance were as follows (in thousands):

                                                Employee         Lease Obligations
                                             Termination and         and Other        Non-cash Asset
                                             Severance Costs        Exit Costs          Write-downs         Total
                                           -------------------   -----------------   ----------------     --------
Accrued balance, September 30, 2001             $    79             $     -          $       -            $    79

    Restructuring charges                         1,179                 975                646              2,800
    Amounts utilized                               (929)               (310)              (646)            (1,885)
                                                -------             -------          ---------            -------

Accrued balance, December 31, 2001                  329                 665                  -                994

    Restructuring charges                           690               2,847              1,150              4,687
    Amounts utilized                               (522)               (200)            (1,150)            (1,872)
                                                -------             -------          ---------            -------

Accrued balance, March 31, 2002                 $   497             $ 3,312          $       -            $ 3,809
                                                =======             =======          =========            =======

NOTE 9 - INCOME TAX

         The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. The decrease in the effective tax rate for the six months ended March 31, 2002 to approximately 30% was the result of non-tax deductible goodwill and merger expenses and the expected 2002 fiscal pre-tax book income (loss) to be low or near break-even.

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company has provided certain engineering design and development services for MemoryLink Corp. which develops electronic products. The former Chairman of the Board of the Company is a shareholder and director of MemoryLink. During the second quarter of fiscal 2002, the Company received a payment of $100,000, and has converted the remaining accounts receivable balance into a $650,000 promissory note and a $750,000 minority equity interest in MemoryLink. The promissory note and minority equity interest remain fully reserved for.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. These statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The impact of SFAS 142 will result in eliminating approximately $1.3 million of quarterly amortization of goodwill. However, Plexus will need to perform annual impairment tests to determine goodwill impairment, if any, which could affect the results in any given period.

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

            In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be effective for the Company's first quarter of fiscal 2003. The remaining provisions of this statement shall be effective for the Company starting May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts, and statements in "Additional Disclosures Concerning Liquidity and Capital Resources, including Off-Balance Sheet Arrangements") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

         - our ability to integrate MCMS's and other acquired companies' operations, o the economic performance of the electronics and technology industries, o the risk of customer delays, changes, or cancellations in both on-going and new programs,
         - our ability to secure new customers and maintain its, MCMS's and other acquired operations' current customer base,
         -    the results of cost reduction efforts,
         - the impact of capacity utilization and our ability to manage fixed costs,
         - material cost fluctuations and the adequate availability of components and related parts for production,
         -    the effect of changes in average selling prices,
         -    the effect of start-up costs of new programs and facilities,
         - the effect of general economic conditions and world events (such as the September 11, 2001 attacks),
         -    the effect of the impact of increased competition, and
         - other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission ("SEC") filings.

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

MERGERS AND ACQUISITIONS

         On January 8, 2002, Plexus completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services ("EMS") provider, for approximately $43 million in cash subject to purchase price adjustments. The assets purchased from MCMS, which was in Chapter 11 bankruptcy proceedings, included facilities located in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. Plexus transferred operations from MCMS's former Raleigh, North Carolina and San Jose, California facilities to Plexus's other facilities. MCMS's Monterrey, Mexico and Colfontaine, Belgium operations were not included in the transaction. Plexus acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The acquisition did not include any MCMS interest-bearing debt, but included the assumption of certain specific liabilities at approximately $4.4 million. Plexus recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s. 141 and 142. The results from operations of the assets acquired from MCMS are reflected in the Company's financial statements from the date of acquisition.

         On May 23, 2001, Plexus acquired Qtron, Inc. ("Qtron"), a privately held EMS provider located in San Diego, California. Plexus purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and thereby assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The cost exceeded the fair value of the net assets acquired by approximately $24 million, which has been recorded as goodwill and is currently being amortized over 15 years (See "New Accounting Pronouncements" related to SFAS No. 142). The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition.

         On December 21, 2000, Plexus merged with e2E Corporation ("e2E"), a privately held PCB design and engineering service provider for electronic OEMs, including the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Results prior to October 1, 2000 were not restated, as they would not differ materially from reported results.

RESULTS OF OPERATIONS

         Net sales. Net sales for the three months ended March 31, 2002, decreased 18 percent to $231 million from $280 million for the three months ended March 31, 2001. Net sales for the three months ended March 31, 2002 included approximately $27 million of sales related to the acquired MCMS operations. Net sales for the six months ended March 31, 2002 decreased 22 percent to $431 million from $552 million for the six months ended March 31, 2001. Our reduced sales levels reflect the continued slowdown in technology markets, primarily in the network/datacommunications and computer industries. We were was also affected by a relatively sharp downturn in orders and forecasts particularly in engineering, subsequent to the September 11, 2001 attacks, as a consequence of the economic uncertainties resulting from the attacks and their aftermath. These factors resulted in customers' forecasts and orders becoming more cautious. Based on our current customers' orders and forecasts, we currently expect third quarter sales to be in the range of $235 million to $245 million. However, our results will ultimately depend on the actual order levels.

         No customers represented greater than ten percent of sales for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, when Cisco Systems, Inc., accounted for 12 percent of sales. Our largest customer for the six months ended March 31, 2002 was General Electric Company, which accounted for 10 percent of sales compared to Cisco Systems, Inc., which accounted for 12 percent of sales for the six months ended March 31, 2001. There were no other customers who represented ten percent or more of the Company's sales for each of these periods.

         Sales to our ten largest customers accounted for 49 percent of sales for the three months ended March 31, 2002 compared to 54 percent for the three months ended March 31, 2001. Sales to our 10 largest customers accounted for 49 percent of sales for the six months ended March 31, 2002 compared to 55 percent of sales for the six months ended March 31, 2001. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer(s) or concentration in one particular industry.

         Our sales for the three months ended March 31, 2002 (and 2001), respectively, by industry were as follows: networking/datacommunications 40 percent (41 percent), medical 24 percent (22 percent), industrial/commercial 17 percent (18 percent), computer 13 percent (13 percent) and transportation/other 6 percent (6 percent). The relative changes in significance primarily reflect the industry-wide weaknesses in the networking/datacommunications and computer industries, offset by sales to former MCMS' customers who are primarily in these two industries.

         Gross profit. Gross profit for the three months ended March 31, 2002, decreased 39 percent to $20.5 million from $33.6 million for the three months ended March 31, 2001. Gross profit for the six months ended March 31, 2002 decreased 50 percent to $35.9 from $71.9 million for the six months ended March 31, 2001. The gross margin for the three months ended March 31, 2002, was 8.9 percent, compared to 12.0 percent for the three months ended March 31, 2001. Gross margin for the six months ended March 31, 2002 was 8.3 percent, compared to 13.0 percent for the six months ended March 31, 2001.

         Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by our lower sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications industry and its impact on our capacity utilization.

         In addition, gross margins continue to be affected by acquisitions. In particular, gross margins resulting from the Mexico and Qtron operations are below our historical gross margins as we work to integrate these acquisitions into our business model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not continue to decrease in future periods. Overall, gross margins have decreased from fiscal 2001 results due to the impact of our recent acquisitions and our reduced manufacturing capacity utilization. However, the gross margins of the acquired MCMS operations for the three months ended March 31, 2002 were somewhat higher than Plexus' other operations due to the larger portion of consignment sales in these operations.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the three months ended March 31, 2002, increased to $16.3 million from $13.1 million for the three months ended March 31, 2001. S&A expenses for the six months ended March 31, 2002 increased to $30.3 from $25.9 million for the six months ended March 31, 2001. As a percentage of net sales, S&A expenses were 7.1 percent and
7.0 percent for the three and six months ended March 31, 2002, respectively, compared to 4.7 percent for each of the three and six months ended March 31, 2001. The increase in dollar terms was due primarily to increases in our sales and marketing efforts, information systems support, and general staffing levels resulting from the MCMS acquisition. In addition, our decision to further increase reserves for bad debts due to increased credit risk resulting from the overall weakness in the economy also impacted these expenses. The increase in operating expenses as a percentage of net sales results from these factors combined with the reduction in sales.

         Amortization of goodwill increased to $1.3 million for the three months ended March 31, 2002 from $0.9 million for the three months ended March 31, 2001. Amortization of goodwill increased to $2.6 million for the six months ended March 31, 2002 from $1.8 million for the six months ended March 31, 2001. This was a result of the acquisitions of the Mexico, Keltek and Qtron operations over the last two years which resulted in additional goodwill. See "New Accounting Pronouncements" below regarding upcoming changes to the rules relating to accounting for goodwill and amortization thereof. The new accounting rules will require us to regularly review goodwill and other intangible assets, particularly goodwill resulting from prior acquisitions, to determine whether it has become impaired. Once we adopt these new changes, we will no longer amortize goodwill on a set schedule; however, we will be required to take a charge against earnings for a write-off of goodwill in any period in which we determine that such goodwill has become impaired.

         In response to the reduction in our sales levels and reduced capacity utilization, we reduced our cost structure through the reduction of work force, lease obligations and other exit costs and writing off certain under-utilized assets. We recorded a pre-tax charge during the three and six months ended March 31, 2002 of $4.7 million and $7.5 million, respectively, associated with this restructuring.

         On May 13, 2002, we announced our plans to permanently close two of our older facilities in response to the continued reduction in our sales levels and reduced capacity utilization. The facilities are located in Neenah, Wisconsin (the oldest of our three facilities in Neenah) and Minneapolis, Minnesota. These facilities are no longer sufficient to service our customers' needs and would have required significant investment to upgrade or replace them. We currently estimate that we will incur costs totaling approximately $3 million to $5 million related to the reduction of work force at these facilities and the write-off of certain under-utilized assets.

         Acquisition costs of approximately $0.3 million for the three months ended March 31, 2002, were related to the MCMS acquisition. Merger and acquisition costs of approximately $1.0 million for the six months ended March 31, 2001, were related to the e2E acquisition.

         Income taxes. For the three months ended March 31, 2002, we had an income tax benefit of ($0.5) million compared to income tax expense of $7.8 million for the three months ended March 31, 2001. Our effective income tax rates for the six months ended March 31, 2002 and 2001, were approximately 30% and 41%, respectively. The non-tax-deductible goodwill and merger expenses lowered the effective income tax rate for fiscal 2002 as the pre-tax book income
(loss) is expected to be low or near break-even. In fiscal 2002, the annual effective tax rate may decrease slightly if foreign operations increase as a percentage of the Company's total operations due to the addition of the Asian facilities.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $52.0 million for the six months ended March 31, 2002, compared to cash flows provided by operating activities of $11.8 million for the six months ended March 31, 2001. During the six months ended March 31, 2002, cash provided by operating activities was primarily related to decreases in accounts receivable and inventories and increases in accounts payable and accrued liabilities, which were offset by increases in prepaid expenses. The decrease in our inventory levels resulted in increasing annualized inventory turns to 7.1 turns for the three months ended March 31, 2002 from 5.9 turns for the year ended September 30, 2001. This increase in inventory turns was primarily the result of an improved marketplace for components and improved inventory management.

         Cash flows used in investing activities totaled $66.4 million for the six months ended March 31, 2002. Net cash used in investing activities consisted of our use of existing cash resources to fund the approximately $43 million cash purchase price of certain assets of MCMS, capital expenditures for property, plant and equipment, and net purchases of short-term investments.

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

         Cash flows used in financing activities totaled $49.5 million for the six months ended March 31, 2002 and primarily represent net payments on our credit and asset securitization facilities. The ratio of total liabilities to equity was 0.4 to 1.0 as of March 31, 2002.

         Plexus has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows us to borrow up to $250 million, of which no amounts were outstanding as of March 31, 2002. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. Plexus, along with our banking partners, have amended our Credit Facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants.

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

         Plexus has agreed to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. As of March 31, 2002, we had utilized the maximum amount currently available of $16.6 million. As a result, accounts receivable has been reduced by $16.6 million as of March 31, 2002, while long-term debt and capital lease obligations does not include this $16.6 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

         Effective in the first quarter of fiscal 2002, the Plexus board of directors adopted a stock repurchase program, authorizing the repurchase of up to 1.0 million shares of common stock not to exceed $25 million. Through May 10, 2002, the Company had not yet repurchased any shares.

         Our credit facilities, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2002 and the foreseeable future. However, we may need further capital or credit facilities to support increased operations in the event of an improvement in sales and/or a significant acquisition. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

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

         Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in our Fiscal 2001 Report on Form 10-K. There have been no changes material to these policies during the first six months of fiscal 2002. The more critical of these policies are as follows:

         Revenue Recognition - We continued to recognize revenues primarily when products are shipped. Revenue and profit relating to product design and development contracts are generally recognized utilizing the percentage-of-completion method. The use of percentage-of-completion accounting does involve the use of estimates, but accounts for less than 10% of our total revenues. We used the same methods to recognize revenues under percentage-of-completion accounting for this quarter as we have in the past. Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

         Inventories - We value inventories primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed later under "Risk Factors," our customers may cancel their orders, change production quantities or delay production for a number of reasons, which are beyond our control. Any of these, or certain additional actions, could impact the valuation of our inventory. We continued to use the same techniques to value our inventory as we have in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

         Accounts Receivable - We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. We continued to apply the same techniques to compute this allowance at March 31, 2002 as we have in the past. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning.

         Restructuring Costs - From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment less estimated sublease income. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. See Note 8 in the Notes to Condensed Consolidated Financial Statements.

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

         We are currently evaluating FR-61 and the effects it may have, if any, on this, and future, filings. Below are our responses to each of the areas addressed by FR-61. Any statements in this section which discuss or are related to future dates or periods are "forward-looking statements."

1.   Liquidity Disclosures

         Plexus includes a discussion of liquidity and capital resources in Management's Discussion and Analysis. More specifically, FR-61 requires management to consider the following to identify trends, demands, commitments, events and uncertainties that require disclosure:

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

        As disclosed in our 2001 Report on Form 10-K, Plexus issued a note payable on demand for approximately $6.9 million to the prior owners of Keltek. On April 11, 2002, Plexus repaid these notes for $6.7 million. The difference in the amount paid from the amount recorded as of September 30, 2001 was due to changes in foreign exchange rates.

        In addition, as disclosed in the 2001 Report on Form 10-K, our Credit Facility requires us to maintain certain financial ratios to comply with the terms of the agreement. No amounts are outstanding under the Credit Facility at March 31, 2002 and we do not anticipate the need to borrow on the Credit Facility in the near term. Plexus, along with our banking partners, have amended our Credit Facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants.

     b. Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral.

         Our material risk factors are disclosed in this Report on Form 10-Q. We are not aware of anything that could reasonably be expected to impair our ability to continue to engage in our historical operations at this time.

     c. Factors specific to Plexus and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect the registrant's ability to raise short-term and long-term financing.

         Our material risk factors are disclosed in this Report on Form 10-Q. We are not aware of anything that could reasonably be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing.

     d. Guarantees of debt or other commitments to third parties. Plexus does not have any significant guarantees of debt or other commitments to third parties.

     e. Written options on non-financial assets (for example, real estate puts). Plexus does not have any written options on non-financial assets.

2.   Off-Balance Sheet Arrangements

         FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. We disclosed in Footnote 4 to the financial statements in our 2001 Report on Form 10-K and Footnote 3 to our financial statements for the three months ended December 31, 2001 and in this Report of Form 10-Q, a securitization that Plexus entered into in fiscal 2001. Plexus's wholly owned, limited purpose subsidiary, Plexus ABS Inc., has agreed to purchase up to $50 million of receivables from Plexus and sell participating interests to financial institutions. As of March 31, 2002, Plexus has utilized $16.6 million, the maximum amount currently available under this facility. Any interests sold to the financial institutions are removed from the balance sheet as we have no risk of loss on such receivables as they are sold without recourse.

         Plexus also leases various assets under both capital and operating leases. The aggregate payments under the capital leases and operating leases are disclosed in Footnotes 4 and 9, respectively, to our financial statements in our 2001 Report on Form 10-K. There were no significant changes to these lease arrangements during the six months of 2002; however, Plexus assumed certain operating leases associated with the January 8, 2002 acquisition of certain assets of MCMS. These leases primarily relate to production facilities and equipment in Malaysia and China.

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

         We are no different than most other registrants in that our disclosures are located in various parts of our regulatory filings including, Footnotes 1, 4, 6, 9, 10 and 13 to our financial statements in our 2001 Report on Form 10-K, Footnotes 1, 3, 5 and 8 to our financial statements for the three months ended December 31, 2001 on Form 10-Q and to our financial statements for the three and six months ended March 31, 2002 in this Report on Form 10-Q. In addition, we prepared schedules as of March 31, 2002 suggested by the SEC in FR -61. Information in the following table is in thousands as of March 31, 2002:

                                                                         PAYMENTS DUE BY PERIOD
                                                                  REMAINING                                  2007 AND
             CONTRACTUAL OBLIGATIONS                   TOTAL        IN 2002      2003-2004     2005-2006     THEREAFTER
             CAPITAL LEASE OBLIGATIONS                $ 25,955      $    775      $  3,250      $  2,258      $ 19,672

             OPERATING LEASES                          120,434         8,158        29,994        23,730        58,552


             UNCONDITIONAL PURCHASE OBLIGATIONS*             -             -             -             -             -


             OTHER LONG-TERM OBLIGATIONS**               6,700         6,700             -             -             -
                                                      --------      --------      --------      --------      --------
             TOTAL CONTRACTUAL CASH OBLIGATIONS       $153,089      $ 15,633      $ 33,244      $ 25,988      $ 78,224
                                                      ========      ========      ========      ========      ========


* - There are no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

** - Other long-term obligations consist of $6.7 million notes payable on demand as of March 31, 2002 to the former shareholders of Keltek; these notes were repaid in April 2002.

As March 31, 2002, other than our asset securitization ($16.6 million as of March 31, 2002), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         We do not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         We have disclosed the effects of transactions with a related party in Footnote 1 to our financial statements in our 2001 Report on Form 10-K. An update of these transactions was included in Footnote 10 to our financial statements for the three and six months ended March 31, 2002 in this report. There were no other significant transactions with related and certain other parties.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for the Company for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The impact of SFAS 142 will result in eliminating approximately $1.3 million of quarterly amortization of goodwill. However, Plexus will be required to perform annual impairment tests to determine goodwill impairment, if any, which could affect the results in any given period.

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

            In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be effective for the Company's first quarter of fiscal 2003. The remaining provisions of this statement shall be effective for the Company starting May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK; RECENT DEMAND HAS CONTINUED TO BE WEAK.

         Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

     -   the volume of customer orders relative to our capacity
     - the level and timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter
     -   the typical short life cycle of our customers' products
     -   market acceptance of and demand for our customers' products
     -   changes in our sales mix to our customers
     -   the timing of our expenditures in anticipation of future orders
     -   our effectiveness in managing manufacturing processes
     -   changes in cost and availability of labor and components
     -   changes in economic conditions
     - local events that may affect our production volume, such as local holidays.

         The EMS industry is impacted by the condition of the U.S. and global economies and world events (such as the September 11, 2001 attacks). Any slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The Company's sales have been, and are expected to continue to be, impacted by the slowdown in the networking/datacommunications and computer markets, as well as the economy in general. These factors contributed substantially to the decline in the Company's net sales in the first six months of fiscal 2002. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of capacity utilization in the manufacturing process.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience short lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons, which are beyond our control. The success of our customers' products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slowdown in the networking/datacommunications, computer and other industries as a result of the overall weakness of the economy.

         In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, facilities and expansion/contraction decisions, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately the future requirements of those customers.

         On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have increased our manufacturing capacity, we may not have sufficient capacity at any given time to meet all of our customers' demands. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. During the majority of fiscal 2000 and early fiscal 2001, component shortages were prevalent in our industry, and in certain areas have continued to occur. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production in the past or delays in production of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

A LARGE PORTION OF OUR SALES COMES FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

         Sales to our ten largest customers have represented a large portion of our sales in recent periods. Our ten largest customers accounted for approximately 49 percent and 54 percent of our net sales for the three months ended March 31, 2002 and 2001, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

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

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and unproven product markets could further increase our credit risk, especially in accounts receivable and inventories. Although we adjust our reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

WE MAY FAIL TO COMPLETE SUCCESSFULLY FUTURE ACQUISITIONS AND MAY NOT INTEGRATE SUCCESSFULLY ACQUIRED BUSINESSES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to complete successfully future acquisitions, due primarily to competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to integrate successfully the operations and management of our recent acquisitions such as Qtron, MCMS or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

     OPERATING RISKS, SUCH AS THE:

     - inability to integrate successfully our acquired operations' businesses and personnel
     - inability to realize anticipated synergies, economies of scale or other value
     - difficulties in scaling up production and coordinating management of operations at new sites o strain placed on our personnel, systems and resources
     - possible modification or termination of an acquired business customer program, including cancellation of current or anticipated programs
     -   loss of key employees of acquired businesses.

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

FAILURE TO MANAGE OUR GROWTH AND CONTRACTION MAY SERIOUSLY HARM OUR BUSINESS.

         We have experienced rapid growth, both internally and through acquisitions, even though recent periods have seen some reductions in sales levels. This growth has placed, and will continue to place, significant strain on our operations. To manage our growth effectively, we must continue to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, manage and motivate our employees. If we are unable to manage our growth effectively, our operating results could be harmed.

         Periods of contraction or reduced sales also create tensions and challenges. We must determine whether all facilities remain productive and determine how to respond to customer demand. Our decisions as to how to reduce costs and capacity can affect our results in both the short-term and long-term.

         We have entered into a licensing arrangement for new ERP software and related information systems. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect us. Information flow and production could also be affected if the new software and systems do not perform as we expect.

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         We may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

     - inability to integrate successfully additional facilities or capacity and to realize anticipated synergies, economies of scale or other value
     - additional fixed costs which may not be fully absorbed by the new business
     - difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
     - creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize
     - diversion of management's attention from other business areas during the planning and implementation of expansions
     - strain placed on our operational, financial, management, technical and information systems and resources
     -   disruption in manufacturing operations
     -   incurrence of significant costs and expenses
     - inability to locate enough customers or employees to support the expansion.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         As part of the MCMS acquisition on January 8, 2002, we acquired operations located in China and Malaysia. In addition, we acquired operations in Mexico and the United Kingdom in fiscal 2000. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom, and had no prior experience in China and Malaysia. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. Our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Further, the newly-acquired Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 3 to 5 years, which may or may not be renewed.

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

         In its turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expense to us. While many of our customer agreements include provisions which require customers to reimburse us for excess inventory which we specifically order to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

         In addition, our medical device business, which represented approximately 24 percent of our sales for the three months ended March 31, 2002, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Noncompliance with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations, including our working capital needs. If and when the economy and sales improve, we may also need to obtain additional financing to support operations. We may seek to raise capital by:

     -   issuing additional common stock or other equity securities

     -   issuing debt securities

     - increasing available borrowings under our existing credit facility or obtaining new credit facilities
     -   obtaining further off-balance-sheet financing.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is intense, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. We believe that we have a relatively small management group whose resources could be strained as a result of expansion or contraction of our business.

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

         Among other things, volatility in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility and weakness also could impair Plexus' ability in the future to offer common stock as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments.

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Expansion into additional international markets (Malaysia and China) may increase the complexity and size of our foreign currency exchange risk. As of March 31, 2002, the foreign currency forward contracts were scheduled to mature in less than three months and were not material.

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

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average borrowings would have impacted net interest expense by approximately $0.1 million for each of the three months ended March 31, 2002 and 2001, respectively. A 10 percent change in our weighted average interest rate on average borrowings would have impacted interest expense by approximately $0.2 million and $0.3 million for each of the six months ended March 31, 2002 and 2001, respectively.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on March 6, 2002, the seven management nominees were elected to the board. The nominees/directors were elected with the following votes:

                                                                          Authority for
Director's Name                       Votes "For"                         Voting Withheld
---------------                       -----------                         ---------------
David J. Drury                        36,930,683                             53,094
Dean A. Foate                         32,838,683                          4,145,094
Harold R. Miller                      36,915,715                             68,062
John L. Nussbaum                      32,775,404                          4,208,373
Thomas J. Prosser                     36,921,485                             62,292
Charles M. Strother                   36,927,244                             56,533
Jan K. VerHagen                       36,930,346                             53,431

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10.1 First Agreement to Credit Agreement and Waiver dated as of May 13, 2002.

         (b)      Reports on Form 8-K during this period.

                            A report dated January 8, 2002, as subsequently amended by Amendment No. 1 on Form 8-K/A, was filed by Plexus to report its acquisition of certain assets of MCMS, Inc.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

05/14/02                      /s/ John L. Nussbaum
-------------------          ---------------------------------------------
  Date                       John L. Nussbaum
                             Chairman, President and Chief Executive Officer


05/14/02                      /s/ Thomas B. Sabol
------------------           ----------------------------------------------
  Date                       Thomas B. Sabol
                             Executive Vice President and
                             Chief Financial Officer