Form 10-Q
period 2002-06-30
PLEXUS CORP
filed 2002-08-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2002

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

                      Yes  X                               No
                         -----
         As of August 8, 2002 there were 42,024,037 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  June 30, 2002

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

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

                  SAFE HARBOR....................................................................................10

                  OVERVIEW.......................................................................................11

                  MERGERS AND ACQUISITIONS.......................................................................11

                  RESULTS OF OPERATIONS..........................................................................12

                  LIQUIDITY AND CAPITAL RESOURCES................................................................14

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................15

                  ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING
                  "OFF-BALANCE SHEET" ARRANGEMENTS...............................................................16

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................18

                  RISK FACTORS...................................................................................19

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................26



PART II - OTHER INFORMATION......................................................................................27

         Item 5.  Other Information..............................................................................27

         Item 6.  Exhibits and Reports on Form 8-K...............................................................27



SIGNATURE........................................................................................................28




                          PART I. FINANCIAL INFORMATION

ITEM 1...CONSOLIDATED FINANCIAL STATEMENTS
                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited


                                                   Three Months Ended                    Nine Months Ended
                                                         June 30,                              June 30,
                                             -----------------------------------------------------------------------
                                                  2002                 2001             2002               2001
                                             -------------        --------------   -------------      --------------
Net sales                                      $ 234,749          $ 253,172          $ 666,128          $ 805,553
Cost of sales                                    211,672            223,353            607,110            703,807
                                               ---------          ---------          ---------          ---------

  Gross profit                                    23,077             29,819             59,018            101,746

Operating expenses:
   Selling and administrative expenses            17,260             13,612             47,574             39,481
   Amortization of goodwill                        1,342              1,000              3,927              2,779
   Restructuring costs                             2,700              1,926             10,187              1,926
   Acquisition and merger costs                       --                596                251              1,610
                                               ---------          ---------          ---------          ---------
                                                  21,302             17,134             61,939             45,796
                                               ---------          ---------          ---------          ---------

  Operating income (loss)                          1,775             12,685             (2,921)            55,950

Other income (expense):
  Interest expense                                  (752)            (1,389)            (3,069)            (4,588)
  Miscellaneous                                       71                975              1,112              2,991
                                               ---------          ---------          ---------          ---------

   Income (loss) before income taxes               1,094             12,271             (4,878)            54,353

Income tax expense (benefit)                         438              4,909             (1,356)            22,122
                                               ---------          ---------          ---------          ---------

   Net income (loss)                           $     656          $   7,362          $  (3,522)         $  32,231
                                               ==========         =========          =========          =========

Earnings per share:
  Basic                                        $    0.02          $    0.18          $   (0.08)         $    0.79
                                               ==========         =========          =========          =========

  Diluted                                      $    0.02          $    0.17          $   (0.08)         $    0.75
                                               ==========         =========          =========          =========


Weighted average shares outstanding:
  Basic                                           41,919             41,369             41,856             40,944
                                               ==========         =========          =========          =========
  Diluted                                         43,134             43,248             41,856             43,169
                                               ==========         =========          =========          =========

Comprehensive income (loss):
   Net income (loss)                           $     656          $   7,362          $  (3,522)         $  32,231

   Foreign currency hedges and
    translation adjustments                        2,923                512              1,578               (721)
                                               ---------          ---------          ---------          ---------

Comprehensive income (loss)                    $   3,579          $   7,874          $  (1,944)         $  31,510
                                               ==========         =========          =========          =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                               June 30,         September 30,
                                                                                 2002              2001
                                                                          ----------------    -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                                $  51,119         $  84,591
    Short-term investments                                                      52,204            20,775
    Accounts receivable, net of allowance of $6,400
     and $6,500, respectively                                                   89,788           114,055
    Inventories                                                                 98,184           135,409
    Deferred income taxes                                                       16,866            13,662
    Prepaid expenses and other                                                  21,157            10,317
                                                                             ---------         ---------

                   Total current assets                                        329,318           378,809

Property, plant and equipment, net                                             172,987           145,928
Goodwill, net                                                                   67,084            70,514
Deferred income taxes                                                              178             3,624

Other                                                                            4,477             3,650
                                                                             ---------         ---------

                      Total assets                                           $ 574,044         $ 602,525
                                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations          $   1,625         $   8,175
    Accounts payable                                                            61,390            52,307
    Customer deposits                                                           13,965            16,051
    Accrued liabilities:
       Salaries and wages                                                       17,619            15,505
       Other                                                                    22,481             9,716
                                                                             ---------         ---------

                      Total current liabilities                                117,080           101,754

Long-term debt and capital lease obligations, net of current portion            24,235            70,016
Other liabilities                                                                4,612             3,903


Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                   --                --
    Common stock, $.01 par value, 200,000 shares authorized, 41,945
     and 41,757 issued and outstanding, respectively                               419               418
    Additional paid-in capital                                                 255,139           251,932
    Retained earnings                                                          171,370           174,891
    Accumulated other comprehensive income (loss)                                1,189              (389)
                                                                             ---------         ---------


                                                                               428,117           426,852
                                                                             ---------         ---------

                    Total liabilities and shareholders' equity               $ 574,044         $ 602,525
                                                                             =========         =========


            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                         Nine Months Ended
                                                                                              June 30,
                                                                                ---------------------------------
                                                                                        2002           2001
                                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $  (3,522)     $  32,231
Adjustments to reconcile net income (loss) to net cash
flows from operating activities:
    Depreciation and amortization                                                      27,757         21,937
    Non-cash restructuring charges                                                      2,546          1,182
    Income tax benefit from stock option award plans                                      765          4,665
    Deferred income taxes                                                                 242         (2,963)
    Changes in assets and liabilities:
       Accounts receivable                                                             43,668         (2,497)
       Inventories                                                                     46,357         32,104
       Prepaid expenses and other                                                      (9,628)        (5,508)
       Accounts payable                                                                 1,684        (44,365)
       Customer deposits                                                               (2,096)         2,540
       Accrued liabilities                                                             14,911        (10,305)
       Other                                                                           (5,294)        (3,479)
                                                                                    ---------      ---------

         Cash flows provided by operating activities                                  117,390         25,542
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                   (51,729)       (36,700)
Sales and maturities of short-term investments                                         20,300         20,624
Payments for property, plant and equipment                                            (21,563)       (45,738)
Payments for business acquisitions, net of cash acquired                              (41,986)       (32,600)
Other                                                                                      64           --
                                                                                    ---------      ---------


         Cash flows used in investing activities                                      (94,914)       (94,414)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                    189,461        144,077
Payments on debt and capital lease obligations                                       (241,837)      (243,645)
Proceeds from exercise of stock options                                                 1,209          2,000
Net borrowings (repayments) under asset securitization facility                        (6,305)        30,000
Issuances of common stock                                                               1,234        164,829
                                                                                    ---------      ---------

         Cash flows provided by (used in) financing activities                        (56,238)        97,261
                                                                                    ---------      ---------

Effect of foreign currency translation on cash and cash equivalents                       290             11
                                                                                    ---------      ---------


Net increase (decrease) in cash and cash equivalents                                  (33,472)        28,400
Cash and cash equivalents:
       Beginning of period                                                             84,591          5,293
                                                                                    ---------      ---------
       End of period                                                                $  51,119      $  33,693
                                                                                    =========      =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations for the three months and nine months ended June 30, 2002 and 2001, and the cash flows for the same nine-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                                          June 30,              September 30,
                                                           2002                     2001
                                                    --------------------------------------------
        Assembly parts                                  $  67,437               $  98,483
        Work-in-process                                    26,857                  31,911
        Finished goods                                      3,890                   5,015
                                                        ---------               ---------
                                                        $  98,184               $ 135,409
                                                        =========               =========

NOTE 3 - ASSET SECURITIZATION FACILITY

         In fiscal 2001, the Company entered into an agreement to sell up to $50 million of trade accounts receivable without recourse (the "asset securitization facility") to Plexus ABS Inc. ("ABS"), a wholly owned, limited-purpose subsidiary of the Company. ABS is a separate corporate entity that sells participation interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in October 2003. As of June 30, 2002, the total available funding amount under the asset securitization facility was approximately $30 million, of which $16.6 million was utilized. As a result, accounts receivable has been reduced by $16.6 million as of June 30, 2002, while long-term debt and capital lease obligations does not include this $16.6 million of off-balance-sheet financing. For the three months ended June 30, 2002 and 2001, the Company incurred financing costs of $0.1 million and $0.3 million, respectively, under the asset securitization facility. For the nine months ended June 30, 2002 and 2001, the Company incurred financing costs of $0.5 million and $1.4 million, respectively under the asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
                                       6

NOTE 4 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three Months Ended                Nine Months Ended
                                                                 June 30,                          June 30,
                                                          2002            2001             2002              2001
                                                          ----            ----             ----              ----
BASIC EARNINGS PER SHARE:
     Net income (loss)                                 $    656         $  7,362         $ (3,522)         $ 32,231
                                                       ========         ========         ========          ========

     Basic weighted average shares outstanding           41,919           41,369           41,856            40,944
                                                       ========         ========         ========          ========

BASIC EARNINGS PER SHARE                               $   0.02         $   0.18         $  (0.08)         $   0.79
                                                       ========         ========         ========          ========

DILUTED EARNINGS PER SHARE:
     Net income (loss)                                 $    656         $  7,362         $ (3,522)         $ 32,231
                                                       ========         ========         ========          ========

     Weighted average shares outstanding                 41,919           41,369           41,856            40,944
     Dilutive effect of stock options                     1,215            1,879               --             2,225
                                                       --------         --------         --------          --------
     Diluted weighted average shares outstanding         43,134           43,248           41,856            43,169
                                                       ========         ========         ========          ========

DILUTED EARNINGS PER SHARE                             $   0.02         $   0.17         $  (0.08)         $   0.75
                                                       ========         ========         ========          ========


         For the nine months ended June 30, 2002, the calculations of earnings per share on a diluted basis excludes the impact of stock options, since they would result in an antidilutive effect. For the three months ended June 30, 2002 and the three and nine months ended June 30, 2001, stock options to purchase approximately 2,156,000, 930,000 and 56,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares, and therefore their effect would be anitdilutive.

NOTE 5 - ACQUISITION

         On January 8, 2002, the Company completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42 million in cash subject to purchase price adjustments. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The acquisition did not include any interest-bearing debt, but included the assumption of certain specific liabilities of approximately $4.4 million. The Company recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142. The results from operations of the assets acquired from MCMS are reflected in the Company's financial statements from the date of acquisition. No goodwill resulted from this acquisition. The Company incurred approximately $0.3 million of acquisition costs during the second quarter of fiscal 2002 associated with the acquisition of the MCMS operations.

NOTE 6 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufactures ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of June 30, 2002, the Company had 26 manufacturing and engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Inter-region transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Asset information is based on the physical location of the asset.



                                                              Three Months Ended                Nine Months Ended
                                                                    June 30,                         June 30,
                                                         ------------------------------------------------------------
                                                             2002            2001            2002             2001
                                                             ----            ----            ----             ----
Net sales (in thousands):
                                      North America        $207,814        $230,054        $596,217         $737,661
                                      Europe                 20,236          23,118          55,940           67,892
                                      Asia                    6,699               -          13,971                -
                                                           --------        --------        --------         --------
                                                           $234,749        $253,172        $666,128         $805,553
                                                           ========        ========        ========         ========



                                                           June 30,      September 30,
                                                             2002            2001
                                                             ----            ----
Long-lived assets (in thousands):
                                      North America        $204,392        $183,065
                                      Europe                 33,935          37,027
                                      Asia                    6,221               -
                                                           --------        --------
                                                           $244,548        $220,092
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

NOTE 8 -- RESTRUCTURING COSTS

         In response to the reduction in the Company's sales levels and reduced capacity utilization, the Company reduced its cost structure through the reduction of its work force, lease obligations and other exit costs and the write-off of certain under-utilized assets. For the nine months ended June 30, 2002, the Company recorded pre-tax restructuring charges of $10.2 million, which includes $2.7 million recorded in the third quarter of fiscal 2002. See Note 11. The Company expects the settlement of the majority of these charges to be made over the next 12 months, except for certain long-term contractual obligations. The components of the restructuring charges, amounts utilized and remaining accrued balance by quarter during fiscal 2002 were as follows (in thousands):




                                               Employee             Lease Obligations
                                            Termination and             and Other           Non-cash Asset
                                            Severance Costs             Exit Costs          Write-downs          Total
                                          --------------------------------------------------------------------------------
Accrued balance, September 30, 2001         $          79            $        --       $          --       $          79


    Restructuring charges                           1,179                    975                 646               2,800

    Amounts utilized                                 (929)                  (310)               (646)             (1,885)
                                            -------------            -----------         -----------         ------------

Accrued balance, December 31, 2001                    329                    665                  --                 994

    Restructuring charges                             690                  2,847               1,150               4,687

    Amounts utilized                                 (522)                  (150)             (1,150)             (1,822)
                                            -------------            -----------         -----------         ------------

Accrued balance, March 31, 2002                       497                  3,362                  --               3,859

    Restructuring charges                           1,950                     --                 750               2,700
    Amounts utilized                                 (434)                   (84)               (750)             (1,268)
                                            -------------            -----------         -----------         ------------

Accrued balance, June 30, 2002              $       2,013            $     3,278       $          --       $       5,291
                                            =============            ===========         -----------         ------------


NOTE 9 -- INCOME TAX

         The provision for income taxes is determined by applying an estimated annual effective income tax rate to income before income taxes. The rates are based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. The Company's effective tax rates for the nine months ended June 30, 2002 and 2001 were 28% and 41%, respectively. Non-tax deductible goodwill and merger expenses lowered the effective income tax rate for fiscal 2002 as pre-tax book income (loss) is expected to be low or near break-even for fiscal 2002.

NOTE 10 - RELATED PARTY TRANSACTIONS

         The Company has provided certain engineering design and development services for MemoryLink Corp., which develops electronic products. The former Chairman of the Board of the Company is a shareholder and director of MemoryLink. During the second quarter of fiscal 2002, the Company received a payment of $100,000, and has converted the remaining accounts receivable balance into a $650,000 promissory note and a $750,000 minority equity interest in MemoryLink, both of which are recorded net of reserves in other assets in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2002, the Company has reserved approximately $1.3 million for the promissory note and minority equity interest.

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

            In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be effective for the Company's first quarter of fiscal 2003 and are not expected to have a material effect on the Company's financial position or results of operations. The remaining provisions of this statement became effective for the Company starting May 15, 2002 and did not have a material effect on the Company's financial position or results of operations.

            In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 146 and whether to adopt its provisions early. Restructuring charges recorded in the three and nine months ended June 30, 2002, as discussed in Note 8, were recorded in accordance with Issue 94-3.

NOTE 12 -- Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in this Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar words and concepts, and statements in "Additional Disclosures Concerning Liquidity and Capital Resources, Including Off-Balance Sheet Arrangements") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

         - our ability to integrate MCMS's and other acquired companies' operations,
         - the continued weak economic performance of the electronics and technology industries,
         - the risk of customer delays, changes, or cancellations in both on-going and new programs,
         - our ability to secure new customers and maintain its, MCMS's and other acquired operations' current customer base,
         -    the results of cost reduction efforts,
         - the impact of capacity utilization and our ability to manage fixed costs,
         - material cost fluctuations and the adequate availability of components and related parts for production,
         -    the effect of changes in average selling prices,
         -    the effect of start-up costs of new programs and facilities,
         - the effect of general economic conditions and world events (such as the September 11, 2001 attacks),
         -    the effect of the impact of increased competition, and
         - other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission ("SEC") filings.

OVERVIEW

         Plexus provides product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications, medical, industrial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers and focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing and after-market support. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 19.

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

MERGERS AND ACQUISITIONS

         On January 8, 2002, Plexus completed its acquisition of certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services ("EMS") provider, for approximately $42 million in cash subject to purchase price adjustments. The assets purchased from MCMS, which was in Chapter 11 bankruptcy proceedings, included facilities located in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. Plexus transferred operations from MCMS's former Raleigh, North Carolina and San Jose, California facilities to Plexus's other facilities. MCMS's Monterrey, Mexico and Colfontaine, Belgium operations were not included in the transaction. Plexus acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The acquisition did not include any MCMS interest-bearing debt, but included the assumption of certain specific liabilities of approximately $4.4 million. Plexus recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s. 141 and 142. The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition.

On May 23, 2001, Plexus acquired Qtron, Inc. ("Qtron"), a privately held EMS provider located in San Diego, California. Plexus purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and thereby assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The cost exceeded the fair value of the net assets acquired by approximately $24 million, which has been recorded as goodwill and is currently being amortized over 15 years (See "New Accounting Pronouncements" related to SFAS No. 142). The purchase price is subject to certain adjustments. The results of Qtron's operations have been reflected in our financial statements from the date of acquisition.

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

RESULTS OF OPERATIONS

         Net sales. Net sales for the three months ended June 30, 2002, decreased 7 percent to $235 million from $253 million for the three months ended June 30, 2001. Net sales for the three and nine months ended June 30, 2002 included approximately $24 million and $51 million, respectively, of net sales related to the acquired MCMS operations. Net sales for the nine months ended June 30, 2002 decreased 17 percent to $666 million from $806 million for the nine months ended June 30, 2001. Our reduced sales levels reflect the continued slowdown in technology markets, primarily in the network/datacommunications and computer industries, which have been further impacted by reduced end-market demand and reduced availability to companies in these industries of capital resources to fund existing and emerging technologies. We were was also affected by a relatively sharp downturn in orders and forecasts particularly in engineering subsequent to the September 11, 2001 attacks, as a consequence of the economic uncertainties resulting from the attacks and their aftermath. These factors resulted in customers' forecasts and orders becoming more cautious. Based on our current customers' orders and forecasts, we currently expect fourth quarter sales to be in the range of $225 million to $235 million. However, our results will ultimately depend on the actual order levels.

         No customers represented greater than ten percent of sales for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, when Unisphere Networks, Inc., accounted for 11 percent of sales. No customers represented greater than ten percent of sales for the nine months ended June 30, 2002 compared to Cisco Systems, Inc., which accounted for slightly less than 10 percent of sales for the nine months ended June 30, 2001. There were no other customers who represented ten percent or more of our sales for each of these periods.

         Sales to our ten largest customers accounted for 48 percent of sales for each of the three months ended June 30, 2002 and 2001. Sales to our 10 largest customers accounted for 48 percent of sales for the nine months ended June 30, 2002 compared to 51 percent of sales for the nine months ended June 30, 2001. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer(s) or concentration in one particular industry.

         Our sales for the three months ended June 30, 2002 (and 2001), respectively, by industry were as follows: networking/datacommunications 36 percent (38 percent), medical 27 percent (23 percent), industrial/commercial 21 percent (22 percent), computer 11 percent (9 percent) and transportation/other 5 percent (8 percent). The relative changes in significance primarily reflect the industry-wide weaknesses in the networking/datacommunications and computer industries, offset by sales to former MCMS' customers who are primarily in these two industries.

         Gross profit. Gross profit for the three months ended June 30, 2002, decreased 23 percent to $23.1 million from $29.8 million for the three months ended June 30, 2001. Gross profit for the nine months ended June 30, 2002 decreased 42 percent to $59.0 from $101.7 million for the nine months ended June 30, 2001. The gross margin for the three months ended June 30, 2002, was 9.8 percent, compared to 11.8 percent for the three months ended June 30, 2001. Gross margin for the nine months ended June 30, 2002 was 8.9 percent, compared to 12.6 percent for the nine months ended June 30, 2001.

         Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Overall gross margins continue to be affected by our lower sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications industry, and its impact on our capacity utilization. However, the gross margins of the acquired MCMS operations for the three and nine months ended June 30, 2002 were somewhat higher than Plexus' other operations due to the larger portions of consignment sales in these operations.

         In addition, gross margins continue to be negatively affected by other acquisitions. In particular, gross margins resulting from the Mexico and Qtron operations are below our historical gross margins as we continue to work to integrate these acquisitions into our business model and increase their capacity utilization. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not continue to decrease in future periods. Overall, gross margins have decreased from fiscal 2001 results due to the impact of our recent acquisitions and our reduced manufacturing capacity utilization, which was a consequence of reduced sales.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct other research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the three months ended June 30, 2002, increased to $17.3 million from $13.6 million for the three months ended June 30, 2001. S&A expenses for the nine months ended June 30, 2002 increased to $47.6 from $39.5 million for the nine months ended June 30, 2001. As a percentage of net sales, S&A expenses were 7.4 percent and
7.1 percent for the three and nine months ended June 30, 2002, respectively, compared to 5.4 percent and 4.9 percent for the three and nine months ended June 30, 2001, respectively. The increase in dollar terms over the prior year was due primarily to increases in our sales and marketing efforts, information systems support related to the roll-out of our new ERP platform, and general staffing levels resulting from the MCMS acquisition.

         Amortization of goodwill increased to $1.3 million for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. Amortization of goodwill increased to $3.9 million for the nine months ended June 30, 2002 from $2.8 million for the nine months ended June 30, 2001. This was a result of the acquisitions of the Mexico, Keltek and Qtron operations over the last two years which resulted in additional goodwill. See "New Accounting Pronouncements" below regarding upcoming changes to the rules relating to accounting for goodwill and amortization thereof. The new accounting rules will require us to regularly review goodwill and other intangible assets, particularly goodwill resulting from prior acquisitions, to determine whether it has become impaired. Once we adopt these new changes, we will no longer amortize goodwill on a set schedule; however, we will be required to take a charge against earnings for a write-off of goodwill in any period in which we determine that such goodwill has become impaired.

         In response to the reduction in our sales levels and reduced capacity utilization, we reduced our cost structure through the reduction of work force, lease obligations and other exit costs and writing off certain under-utilized assets. We recorded a pre-tax charge during the three and nine months ended June 30, 2002 of $2.7 million and $10.2 million, respectively, associated with this restructuring. The third quarter restructuring costs include $1.4 million related to the closure of two facilities, as discussed below, and $1.3 million primarily related to workforce reductions and equipment write-downs at several other locations.

         In May 2002, we announced plans to permanently close two of our older facilities in response to the continued reduction in our sales levels and reduced capacity utilization. The facilities are located in Neenah, Wisconsin (the oldest of our three facilities in Neenah) and Minneapolis, Minnesota. These facilities are no longer sufficient to service our customers' needs and would have required significant investment to upgrade or replace them. We will attempt to sell the Neenah and Minneapolis facilities, both of which are owned by us. The third quarter restructuring costs include $1.4 million related to severance and equipment write-downs. No write-down of the facilities are anticipated at this time, although this will ultimately depend upon actual sales proceeds. We currently estimate that we will incur additional costs totaling approximately $1.0 million to $3.0 million related to the reduction of work force at these facilities and the write-off of certain under-utilized assets.

         Acquisition costs of approximately $0.3 million for the nine months ended June 30, 2002, were related to the MCMS acquisition. Merger and acquisition costs of approximately $1.6 million for the nine months ended June 30, 2001, were related to the e2E and Qtron acquisitions.

         Income taxes. For the three months ended June 30, 2002, we incurred income tax expense of $0.4 million compared to income tax expense of $4.9 million for the three months ended June 30, 2001. Our effective income tax rates for the nine months ended June 30, 2002 and 2001 were approximately 28% and 41%, respectively. The non-tax-deductible goodwill and merger expenses lowered the effective income tax rate for fiscal 2002 as the pre-tax book income (loss) is expected to be low or near break-even.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $117.4 million for the nine months ended June 30, 2002, compared to cash flows provided by operating activities of $25.5 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2002, cash provided by operating activities was primarily related to decreases in accounts receivable and inventories and increases in accounts payable and accrued liabilities, which were offset by increases in prepaid expenses and other. For the three months ended June 30, 2002, actual days sales outstanding represented by our accounts receivable improved to 41 days from 49 days for the three months ending September 30, 2001. Included in this calculation is the addback of amounts utilized under the securitization facility to accounts receivable in the determination of days sales outstanding (this amount was $16.6 million at June 30, 2002). An improvement in our annualized inventory turns to 7.6 turns for the three months ended June 30, 2002 from 5.5 turns for the three months ended September 30, 2001 resulted in a decrease in our inventory levels. This increase in inventory turns was primarily the result of an improved marketplace for components and improved inventory management.

         Cash flows used in investing activities totaled $94.9 million for the nine months ended June 30, 2002. Net cash used in investing activities consisted of our use of existing cash resources to fund the approximately $42 million cash purchase price of certain assets of MCMS, capital expenditures for property, plant and equipment, and net purchases of short-term investments.

         We utilize available cash, debt and leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2002 will be approximately $35 million, of which $21.6 million was spent through June 30, 2002. This estimate does not include any acquisitions which we may undertake. The level of capital expenditures for fiscal 2003 will be heavily dependent on anticipated 2003 sales levels.

         Cash flows used in financing activities totaled $56.2 million for the nine months ended June 30, 2002 and primarily represent net payments on our credit and asset securitization facilities. The ratio of total liabilities to equity was 0.34 to 1.0 as of June 30, 2002.

         Plexus has an unsecured revolving credit facility (the "Credit Facility") with a group of banks. The Credit Facility allows us to borrow up to $250 million, of which no amounts were outstanding as of June 30, 2002. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. Plexus, along with our banking partners, has amended our Credit Facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants. As of June 30, 2002, we had total borrowings available of approximately $128 million under the Credit Facility.

         Pursuant to a public offering of shares of common stock in the first quarter of fiscal 2001, Plexus issued 3.45 million shares of common stock for $50 per share, with an underwriters' discount of $2.375 per share. We received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million. The net proceeds from the offering were utilized to refinance, in part, existing debt and to finance capital expenditures, capacity expansion and the Qtron acquisition. The remaining net proceeds were used for general corporate purposes and working capital.

          Plexus has agreed to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited-purpose subsidiary of Plexus. ABS is a separate corporate entity that sells participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. As of June 30, 2002, we had utilized approximately $16.6 million under this facility. As a result, accounts receivable has been reduced by $16.6 million as of June 30, 2002, while long-term debt and capital lease obligations does not include this $16.6 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

         Effective in the first quarter of fiscal 2002, the Plexus board of directors adopted a stock repurchase program, authorizing the repurchase of up to 1.0 million shares of common stock not to exceed $25 million. Through August 14, 2002, we had not yet repurchased any shares.

         Our credit facilities, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2003. However, we may need further capital or credit facilities to support increased operations in the event of an improvement in sales and/or a significant acquisition. We have not paid cash dividends in the past, and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

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

         Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements in our Fiscal 2001 Report on Form 10-K. There have been no changes material to these policies during the first nine months of fiscal 2002. The more critical of these policies are as follows:

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

         Accounts Receivable -- We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. We continued to apply the same techniques to compute this allowance at June 30, 2002 as we have in the past. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning. During the nine months ended June 30, 2002, we reclassified a total of approximately $2.4 million in allowance for doubtful accounts to other assets, upon Plexus reaching settlement on certain aged accounts receivable from two customers. Approximately $1.1 million was reclassified from allowance for doubtful account when we accepted stock warrants from a customer in exchange for approximately $1.1 million in accounts receivable. In addition, approximately $1.3 million was reclassified from allowance for doubtful accounts when we converted a related party accounts receivable to a promissory note and minority equity interest. See Note 10 in the Notes to Consolidated Financial Statements.

         Restructuring Costs -- From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment, less estimated sublease income. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. See Notes 8 and 11 in the Notes to Condensed Consolidated Financial Statements.

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

        In addition, as disclosed in the 2001 Report on Form 10-K, our Credit Facility requires us to maintain certain financial ratios to comply with the terms of the agreement. No amounts are outstanding under the Credit Facility at June 30, 2002 and we do not anticipate the need to borrow on the Credit Facility in the near term. Plexus, along with our banking partners, have amended our Credit Facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants.

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

        We are not aware of any specific factor or factors that could reasonably be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing.

     d. Guarantees of debt or other commitments to third parties. Plexus does not have any significant guarantees of debt or other commitments to third parties.

     e. Written options on non-financial assets (for example, real estate puts). Plexus does not have any written options on non-financial assets.

2.   Off-Balance Sheet Arrangements

         FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. We disclosed in Note 4 to the Consolidated Financial Statements in our 2001 Report on Form 10-K and Note 3 to our Condensed Consolidated Financial Statements for each of the three months ended December 31, 2001, March 31, 2002 and in this Report on Form 10-Q, a securitization that Plexus entered into in fiscal 2001. Plexus's wholly owned, limited-purpose subsidiary, Plexus ABS Inc., has agreed to purchase up to $50 million of receivables from Plexus and sell participating interests to financial institutions. As of June 30, 2002, Plexus has utilized approximately $16.6 million under this facility. Any interests sold to the financial institutions are removed from the balance sheet as we have no risk of loss on such receivables as they are sold without recourse.

         Plexus also leases various assets under both capital and operating leases. The aggregate payments under the capital leases and operating leases are disclosed in Notes 4 and 9, respectively, to our Consolidated Financial Statements in our 2001 Report on Form 10-K. There were no significant changes to these lease arrangements during the nine months of 2002, with the exception of certain operating leases assumed by Plexus associated with its January 8, 2002 acquisition of certain assets of MCMS. These leases primarily relate to production facilities and equipment in Malaysia and China.

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

         We are no different than most other registrants in that our disclosures are located in various parts of our regulatory filings including, Notes 1, 4, 6, 9, 10 and 13 to our Consolidated Financial Statements in our 2001 Report on Form 10-K and Notes 1, 3, 5 and 8 to our Condensed Consolidated Financial Statements for the three months ended December 31, 2001 on Form 10-Q, for the three and six months ended March 31, 2002 on Form 10-Q and for the three and nine months ended June 30, 2002 in this Report on Form 10-Q. In addition, we prepared schedules as of June 30, 2002 suggested by the SEC in FR -61. Information in the following table is in thousands as of June 30, 2002:

                                                                  PAYMENTS DUE BY PERIOD

                                                                REMAINING                                             2007 AND
        CONTRACTUAL OBLIGATIONS                  TOTAL           IN 2002         2003-2004         2005-2006         THEREAFTER
CAPITAL LEASE OBLIGATIONS                     $ 25,860          $    376          $  3,334          $  2,299          $ 19,851
OPERATING LEASES                               116,846             4,058            30,208            24,028            58,552
UNCONDITIONAL PURCHASE OBLIGATIONS*
                                                   --                 --                --                --               --
                                              --------          --------          --------          --------          --------
TOTAL CONTRACTUAL CASH OBLIGATIONS            $142,706          $  4,434          $ 33,542          $ 26,327          $ 78,403
                                              ========          ========          ========          ========          ========

 * - There are no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

As of June 30, 2002, other than our asset securitization ($16.6 million as of June 30, 2002), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         We do not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         We have disclosed the effects of transactions with a related party in
Note 1 to our Consolidated Financial Statements in our 2001 Report on Form 10-K. An update of these transactions was included in Footnote 10 to our financial statements for the three and nine months ended June 30, 2002 and in this report. There were no other significant transactions with related and certain other parties.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for Plexus business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for our first quarter of fiscal 2003 for existing goodwill and intangible assets. The impact of SFAS 142 will result in eliminating approximately $1.3 million of quarterly amortization of goodwill. However, Plexus will be required to perform annual impairment tests to determine goodwill impairment, if any, which could affect the results in any given period.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. SFAS No. 143 will be effective for our first quarter of fiscal 2003 and is not expected to have a material effect on its financial position or results of operations.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. SFAS No. 144 will be effective for our first quarter of fiscal 2003. We are currently evaluating the impact of SFAS No. 144.

            In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB Opinion 30. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be effective for our first quarter of fiscal 2003 and are not expected to have a material effect on our financial position or results of operations. The remaining provisions of this statement became effective for us starting May 15, 2002 and did not have a material effect on our financial position or results of operations.

            In June 2002, SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently evaluating the impact of SFAS No. 146 and whether to adopt its provisions early.

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

The EMS industry is impacted by the condition of the U.S. and global economies and world events (such as the September 11, 2001 attacks). Any slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. Our sales have been, and are expected to continue to be, impacted by the slowdown in the networking/datacommunications and computer markets, which more recently have been further impacted by reduced end-market demand and reduced availability of capital resources to fund existing and emerging technologies. These factors contributed substantially to the decline in our net sales in the first nine months of fiscal 2002. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         Due to the nature of turnkey manufacturing services, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of capacity utilization in the manufacturing process.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience short lead times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons, which are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slowdown in the networking/datacommunications, computer and other industries as a result of the overall weakness of the economy.

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

         On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few fiscal years, we may not have sufficient capacity at any given time to meet all of our customers' demands or to meet the requirements of a specific project. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. During the majority of fiscal 2000 and early fiscal 2001, component shortages were prevalent in our industry, and in certain areas have continued to occur. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production in the past, or delays in production of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         Sales to our ten largest customers have represented a large portion of our sales in recent periods. Our ten largest customers accounted for approximately 48 percent of our net sales for each of the three months ended June 30, 2002 and 2001, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our sales will decrease.

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

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we previously experienced or we plan. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and unproven product markets could further increase our credit risk, especially in accounts receivable and inventories. Although we adjust our reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

FAILURE TO MANAGE OUR GROWTH AND OUR CONTRACTION MAY SERIOUSLY HARM OUR
BUSINESS.

         We have experienced rapid growth, both internally and through acquisitions, even though recent periods have seen reductions in sales levels. This growth has placed, and will continue to place, significant strain on our operations. To manage our growth effectively, we must continue to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, manage and motivate our employees. If we are unable to manage our growth effectively, our operating results could be harmed.

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

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to successfully complete future acquisitions, due primarily to competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions such as Qtron, MCMS or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

     OPERATING RISKS, SUCH AS THE:

     - inability to successfully integrate our acquired operations' businesses and personnel

     - inability to realize anticipated synergies, economies of scale or other value

     - difficulties in scaling up production and coordinating management of operations at new sites
     -   strain placed on our personnel, systems and resources
     - possible modification or termination of an acquired business customer and/or customer program, including cancellation of current or anticipated programs
     -   loss of key employees of acquired businesses.

     FINANCIAL RISKS, SUCH AS THE:

     - dilutive effect of the issuance of additional equity securities o incurrence of additional debt and related interest costs
     - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' desired levels
     -   incurrence of large write-offs or write-downs
     -   amortization and/or impairment of goodwill or other intangible assets
     -   unforeseen liabilities of the acquired businesses.

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         We may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

     - inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value
     - additional fixed costs which may not be fully absorbed by the new business
     - difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
     - creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize
     - diversion of management's attention from other business areas during the planning and implementation of expansions
     - strain placed on our operational, financial, management, technical and information systems and resources
     -   disruption in manufacturing operations
     -   incurrence of significant costs and expenses
     - inability to locate enough customers or employees to support the expansion.

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

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the newly-acquired Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 3 to 5 years, which may or may not be renewed.

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

         The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The success of our business depends upon our ability to:

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

         In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expense to us. While many of our customer agreements include provisions, which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

         Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs. These factors also affect our ability to efficiently use labor and equipment. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short-term.

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

         In addition, our medical device business, which represented approximately 27 percent of our sales for the three months ended June 30, 2002, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, us and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

         Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

     -   respond more quickly to new or emerging technologies
     - have greater name recognition, critical mass and geographic and market presence o be better able to take advantage of acquisition opportunities
     -   adapt more quickly to changes in customer requirements
     - devote greater resources to the development, promotion and sale of their services
     -   be better positioned to compete on price for their services.

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

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations, including our working capital needs. If and when the economy and our sales improve, we may also need to obtain additional financing to support operations. We may seek to raise capital by:

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is intense, and the loss of key employees, generally few of whom are subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business. We believe that we have a relatively small management group whose resources could be strained as a result of expansion or contraction of our business.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

         We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may not, or may not be able to, assume responsibility for any costs or payments. The FDA investigates and checks, occasionally on a random basis, compliance with statutory and regulatory requirements. Violations may lead to penalties or shutdowns of a program or a facility.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our stock price has fluctuated significantly and experienced declines in recent periods. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control.

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

         Among other things, volatility in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility and weakness also could impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments.

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge certain foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency forward contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Expansion into additional international markets (Malaysia and China) may increase the complexity and size of our foreign currency exchange risk. As of June 30, 2002, our foreign currency forward contracts were scheduled to mature in less than three months and were not material.

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

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average borrowings would have impacted net interest expense by approximately $0.1 million for each of the three months ended June 30, 2002 and 2001, respectively. A 10 percent change in our weighted average interest rate on average borrowings would have impacted interest expense by approximately $0.3 million and $0.5 million for each of the nine months ended June 30, 2002 and 2001, respectively.

PART II -OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  The officer certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been submitted to the Securities and Exchange Commissions accompanying this Report on Form 10-Q. See Exhibits 99.1 and 99.2 hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed with this Report on Form 10-Q.

         (a)      Exhibit No.

                  10.1 First Amendment to Amended and Restated Receivables Sale Agreement, dated June 28, 2002, between Plexus Services Corp. and Plexus ABS, Inc.

                  10.2(a) Second Amendment to Receivables Purchase Agreement, dated October 3, 2001, among Plexus, Plexus ABS, Inc., Preferred Receivables Funding Corporation and Bank One, N.A. (as agent for various Purchasers)

                  10.2(b) Limited Waiver and Third Amendment to Receivables Purchase Agreement, dated April 25, 2002

                  10.2(c) Fourth Amendment to Receivables Purchase Agreement, dated June 28, 2002

                  10.3 Employment Agreement, dated as of July 1, 2002, by and between Plexus Corp. and Dean A. Foate

                  10.4 Employment Agreement, dated as of July 1, 2002, by and between Plexus Corp. and Thomas B. Sabol

                  99.1     Certification of the CEO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2     Certification of the CFO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K during this period.

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

08/14/02             /s/ Dean A. Foate
                     -----------------
  Date               Dean A. Foate
                     President and Chief Executive Officer


08/14/02             /s/ Thomas B. Sabol
                     -------------------
  Date               Thomas B. Sabol
                     Executive Vice President,
                     Chief Operating Officer and
                     Chief Financial Officer