Form 10-K
period 2002-09-30
PLEXUS CORP
filed 2002-12-20
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(mark one)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  --------   EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  --------   SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).
Yes   X     No
    ------      ------

     As of December 9, 2002, 42,127,947 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $12.53 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and executive officers - does not constitute an admission as to affiliate status) was approximately $519.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which
              Document                     Portions of Document are Incorporated
              --------                     -------------------------------------
     Proxy Statement for 2003 Annual
     Meeting of Shareholders               Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "anticipate" and similar words and concepts, and statements in "Additional Disclosures Concerning Liquidity and Capital Resources, Including Off-Balance Sheet Arrangements") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

                  - the continued weak economic performance of the electronics and technology industries,

                  - the risk of customer delays, changes or cancellations in both ongoing and new programs,

                  - our ability to integrate MCMS' and other acquired companies'
                    operations,

                  - our ability to secure new customers and maintain our, MCMS's and other acquired operations' current customer base,

                  - the results of cost reduction efforts,

                  - the impact of capacity utilization and our ability to manage fixed costs,

                  - material cost fluctuations and the adequate availability of components and related parts for production,

                  - the effect of changes in average selling prices,

                  - the effect of start-up costs of new programs and facilities,

                  - the effect of general economic conditions and world events
                    and

                  - the effect of the impact of increased competition.

           In addition, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly "General" and "Risk Factors" for a further discussion of some of the factors which could affect future results.

                                      * * *

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing configuration, logistics and test/repair.

         We believe that our broad service offerings with respect to the design and realization of complex, high-end products within the electronics manufacturing services, or EMS, industry provide us with a significant competitive advantage. Through a staff of over 400 engineers and technologists, we offer a complete menu of engineering services, including ASIC digital and analog design, mechanical and industrial design, embedded software design, printed circuit board design, test equipment and software development, product verification and new product introduction services. Our manufacturing services include printed circuit board assembly, product configuration, testing, final product and system box build and test/repair. Throughout the production process, we offer logistics services such as materials procurement, inventory management, packaging and distribution.

Our customers include both industry-leading OEMs and emerging technology companies. Due to our focus on serving OEMs in emerging technology and medical sectors, our business is influenced by major technological trends such as the level and rate of development of fiber optics and RF/wireless infrastructure, the expansion of network computing and Internet use, and the expansion of outsourcing by OEMs generally.

         Established in 1979 as a Wisconsin corporation, we have approximately 5,700 full-time employees and 26 facilities in 20 locations, totaling approximately 2.3 million square feet. Over the past few years, we have expanded our capacity and geographic reach through a series of strategic acquisitions. Through these transactions, we have enhanced our access to, and ability to provide services within, important technology corridors in Boston, Chicago, San Diego and Seattle; established bases in Europe, Mexico and Asia; significantly increased the size and capabilities of our medical services offerings; significantly expanded our capacity with respect to the assembly of configured-to-order wireless products and printed circuit board ("PCB") design services; and acquired proven low-cost manufacturing operations in Asia and Mexico.

         We maintain a website at www.plexus.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission. You may access those reports by following the links under "Investors" at our website.

SERVICES

         Plexus offers a broad range of integrated services that provide customers with a total design, new product introduction and manufacturing solution to take a product from initial design through production to test/repair. Our customers may utilize any or all of the following services and tend to use more of these services as their outsourcing strategies mature:

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

         Prototyping and new product introduction services. We provide assembly of prototype products within our dedicated, streamlined New Product Introduction
(NPI) Plus centers. We supplement our prototype assembly services with value-added services, including printed circuit board design, materials management, manufacturing defects analysis, analysis of the manufacturability and testability of a design, test implementation and pilot production runs leading to volume production. These services link our engineering organization, our customers' engineering organizations and our volume manufacturing organization. This link facilitates an efficient transition to manufacturing. We believe that these services provide significant value to our customers by accelerating their products' time-to-market schedule.

         Test development and product testing. Because product functionality has driven components and assembly techniques to become increasingly complex, there is a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our internal development of this test equipment allows us to rapidly implement test solutions and efficiently test printed circuit assemblies, subassemblies, system assemblies and finished product. We also develop and utilize specialized equipment that allows us to environmentally stress-test products during functional testing to assure reliability. We believe that the design and production of test equipment is an important factor in our ability to provide technology-driven products of consistent and high quality.

         Manufacturing and assembly. We provide turnkey and consigned manufacturing services for a variety of electronic products to diverse industries. These services, which we endeavor to provide on an agile and rapid basis, include developing and implementing a materials strategy that meets customers' demand and flexibility requirements, assembling printed circuit boards utilizing a wide range of assembly technologies, building and configuring final product and system boxes and testing assemblies to meet customers' requirements. We have the expertise to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These complex products are typically configured to fulfill unique customer requirements and many are shipped directly to our customers' end users. In addition, we have developed special processes and tools to meet industry-specific requirements. Among these are the tools and processes to assemble finished medical devices that meet U.S. Food and Drug Administration Quality Systems Regulation requirements and similar regulatory requirements of other countries.

         After-market support. We provide service support for manufactured products. In this context, supported products, which may or may not be under the customer's warranty, may be returned for repairs or upgrades at the customer's discretion.

COMBINATIONS AND ACQUISITIONS

         Since fiscal 1999, we have completed nine acquisitions that have added facilities totaling approximately 1.1 million square feet and over 3,900 new employees. We have actively pursued combinations and acquisitions to expand our geographic reach, increase our design, engineering and manufacturing capability and breadth of service offerings and strengthen and broaden our customer relationships. Since fiscal 1999, we have completed the following acquisitions (information is as of the respective acquisition dates):

                     ACQUIRED COMPANY/                 FACILITIES
DATE                    OPERATIONS                   SQUARE FOOTAGE    EMPLOYEES        LOCATION(S)
----                    ----------                   --------------    ---------        -----------
January 2002      Selected operations of MCMS, Inc.      397,000        1,125           Penang, Malaysia
                                                                                        Xiamen China
                                                                                        Nampa, Idaho

May 2001          Qtron, Inc.                            163,000          279           San Diego, California (1)

December 2000     e2E Corporation                         33,000          127           Portland, Oregon
                                                                                        Nashua, New Hampshire
                                                                                        and other smaller offices

July 2000         Keltek (Holdings) Limited               77,000          461           Kelso, Scotland
                                                                                        Maldon, England

May 2000          Turnkey electronics                    250,000        1,394           Juarez, Mexico
                  manufacturing operations of
                  Elamex, S.A. de C.V.

April 2000        Agility, Incorporated                   25,000           98           Ayer, Massachusetts

December 1999     Printed circuit board operations            --           45           Everett, Washington (2)
                  of Intermec Technologies
                  Corporation

September 1999    Printed circuit board operations        25,000          125           Wheeling, Illinois (3)
                  of Shure, Incorporated

July 1999         SeaMED Corporation                     162,000          301           Bothell, Washington

----------
(1)      We have announced plans to close this facility.
(2)      Combined with our existing Bothell, Washington, operations.
(3)      Facility relocated to Buffalo Grove, Illinois in December 2001.

CUSTOMERS AND INDUSTRIES SERVED

         We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies, including start-ups. During fiscal 2002, we provided services to over 200 customers. Because of the variety of services we offer, our flexibility in design and manufacturing and our ability to respond to customer needs in a timely fashion, we believe that we are well positioned to offer our services to customers in most market segments. For many customers, we serve both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

         No customer represented more than 10 percent of net sales in either fiscal 2002 or 2001. Lucent Technologies Inc. represented 23 percent of our net sales in fiscal 2000.

         Many of our large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to one such subsidiary, division, facility or location are not dependent on sales to others. The complete loss of any major customer could have a significant negative impact on us. In December 2002, the primary customer of our San Diego facility provided notice of its intent to move two new programs to other non-Plexus facilities during our second fiscal quarter of 2003.

         We provided services within the following industries in the following proportions:

INDUSTRY                                               2002            2001             2000
--------                                               ----            ----             ----
Networking/Datacommunications/Telecom                   36%             40%              36%
Medical                                                 28%             22%              27%
Industrial/Commercial                                   20%             20%              19%
Computer                                                11%             10%              10%
Transportation/Other                                     5%              8%               8%

MATERIALS AND SUPPLIERS

         We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include injection-molded plastic, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. These components range from standard to highly customized and they vary widely in terms of market volatility and price.

         From time to time, allocation of components becomes an integral part of the electronics industry, and component shortages can occur with respect to particular components. In response, we actively manage our business in a way that minimizes our exposure to materials and component shortages. We have developed a corporate procurement organization whose primary purpose is to create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and can influence what components are used in some new products, components manufacturers often provide us with priority access to a supply of materials and components, even during shortages. We have also established and continue to expand strategic relationships with international purchasing offices, and we attempt to leverage our design position with suppliers. Beyond this, we have undertaken a series of flexibility initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and similar efforts. All of these undertakings seek to improve our overall supply chain flexibility and to accommodate the current marketplace.

SALES AND MARKETING

         We market our services primarily through our sales and marketing organization of approximately 68 people, which includes sales account managers, strategic customer managers, market sector specialists, technology specialists and advertising and other corporate communications personnel. Our sales and marketing efforts focus on generating new customers and pursuing profitable opportunities. We use our ability to provide a full range of product realization services as a marketing tool, and our technology specialists participate in marketing through direct customer contact and participation in industry symposia and seminars. Our sales force is integrated with the rest of our business and is aligned geographically within important technology corridors.

COMPETITION

         The market for the products and services we provide is highly competitive. We compete primarily on the basis of engineering, testing and production capabilities, technological capabilities and the capacity for responsiveness, quality and price. There are many competitors in the electronics design and assembly industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors compete only in specific sectors within limited geographical areas. We also compete against companies that design or manufacture items in-house rather than by outsourcing. In addition, we compete against foreign, low-labor-cost manufacturers. This foreign, low-labor-cost competition tends to focus on commodity and consumer-related products, which is not our primary focus.

INTELLECTUAL PROPERTY

         We own various servicemarks, including "Plexus," and "Plexus, The Product Realization Company." Although we own certain patents, they are not currently material to our business. We do not have material copyrights.

         We (along with many other companies) have been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to the alleged possible infringement of certain Lemelson patents relating to machine vision and bar-code technology. We had requested a stay of action pending developments in other Lemelson litigation, which has been granted. We believe the vendors from whom the patent-related equipment was purchased may contractually indemnify us. If a judgment is rendered and/or a license fee required, it is the opinion of management that such judgment would not be material to our consolidated financial position or results of operations.

         To augment our management information systems, in the first quarter of fiscal 2001, we entered into a license agreement with JD Edwards for enterprise resource planning ("ERP") software and systems to enhance and standardize our ability to globally translate information from production facilities into financial and managerial reporting and create a consistent set of core business applications at our worldwide facilities. The conversion timetable remains subject to change; however, we have developed a global model and converted two manufacturing facilities in late fiscal 2002. The process to convert all remaining sites and business units is expected to continue for at least two years.

ENVIRONMENTAL COMPLIANCE

         We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we believe that we are in compliance with all federal, state and local environmental laws, and do not anticipate any significant expenditures in maintaining our compliance, there can be no assurances that violations will not occur which could have a material adverse effect on our results.

EMPLOYEES

         Our employees are one of our primary strengths, and we make considerable efforts to maintain a well-qualified staff. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development for employees with management and technical potential for advancement. We invest in training at all levels to ensure that employees are well trained. We have a policy of involvement and consultation with employees in every facility and strive for continuous improvement at all levels.

         We employ approximately 5,700 full-time employees. Given the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor. In Europe, approximately 40 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. None of our employees in the United States, China, Malaysia and Mexico is covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 2.  PROPERTIES

         Our facilities comprise an integrated network of technology and manufacturing centers, with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.3 million square feet of capacity. This includes approximately 1.8 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.2 million square feet in Asia and approximately 0.1 million square feet in Europe. The geographic diversity of our technology and manufacturing centers allows us to offer services from locations near our customers and major electronics markets. We believe that this approach reduces material and transportation costs, simplifies logistics and communications and improves inventory management. This enables us to provide customers with a responsive, more complete, cost-effective solution. Our facilities are described in the following table:

LOCATION                            TYPE                      SIZE (SQ. FT.)    OWNED/LEASED
--------                            ---------                 --------------    ------------
Neenah, Wisconsin (1)               Manufacturing             277,000           Leased
Juarez, Mexico (1) (2)              Manufacturing             250,000           Leased
Nampa, Idaho                        Manufacturing             216,000           Owned
San Diego, California (1) (3)       Manufacturing             198,000           Leased
Buffalo Grove, Illinois             Manufacturing             141,000           Leased
Penang, Malaysia                    Manufacturing             118,000           Leased
Richmond, Kentucky                  Manufacturing             108,000           Owned
Neenah, Wisconsin (1) (4)           Manufacturing              84,000           Owned
Xiamen, China                       Manufacturing              63,000           Leased
Kelso, Scotland                     Manufacturing              60,000           Leased
Maldon, England                     Manufacturing              40,000           Owned

Bothell, Washington                 NPI Plus Center            97,000           Leased
Appleton, Wisconsin                 NPI Plus Center            67,000           Owned
Ayer, Massachusetts                 NPI Plus Center            65,000           Leased
Freemont, California                NPI Plus Center            25,000           Leased
Woodinville, Washington             NPI Plus Center            17,000           Leased

Neenah, Wisconsin                   Engineering               105,000           Owned
Bothell, Washington (5)             Engineering                81,000           Leased
Louisville, Colorado                Engineering                16,000           Leased
Raleigh, North Carolina             Engineering                14,000           Leased
Kelso, Scotland (1) (6)             Engineering                 5,000           Leased
Nashua, New Hampshire (7)           PCB Design                 10,000           Leased
Hillsboro, Oregon (7)               PCB Design                  9,000           Leased

Neenah, Wisconsin                   Office/Warehouse           93,000           Leased
El Paso, Texas                      Office/Warehouse           13,000           Leased

Redmond, Washington (8)             Other                      60,000           Leased
Bothell, Washington (9)             Other                      60,000           Leased
Bothell, Washington (8)             Other                      10,000           Leased
San Diego, California (10)          Other                      36,000           Leased

(1)  Includes more than one building.

(2) The lease for approximately 40,000 square feet of lease space terminates in December 2002 and will not be renewed.

(3) Approximately 71,000 square feet of lease space will be subleased to a third party commencing in December 2002. We intend to close the remaining portion of the facility in fiscal 2003, and seek to also sublease that portion.

(4)  One facility will be phased-out of operations by mid-fiscal 2003.

(5) We have announced plans to combine operations of this facility into our other Bothell facility in fiscal 2003. We will attempt to sublease this facility.

(6) Commencing in December 2002, operations in two facilities are being consolidated into one, leaving one facility of approximately 2,500 square feet unoccupied. We are attempting to sublease this facility.

(7) These locations were part of the e2E merger. Other locations total approximately 14,000 additional square feet, with no one location having more than 3,000 square feet.

(8) These buildings are being subleased to an unrelated third party and no longer used in our business operations.

(9)  We are currently seeking to sublease this facility.

(10) This facility was acquired as part of the Qtron acquisition. We are no longer using this facility and are seeking to sublease the facility. Currently, the prior owners of Qtron are reimbursing us for the lease payments from funds held in escrow.

ITEM 3. LEGAL PROCEEDINGS

         We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth our executive officers, their ages and the positions currently held by each person:

         NAME                               AGE      POSITION
         ----                               ---      --------
         Dean A. Foate                      44       President and Chief Executive Officer and Director
         Thomas B. Sabol                    43       Executive Vice President and Chief Operating Officer
         F. Gordon Bitter                   59       Vice President and Chief Financial Officer
         David A. Clark                     38       Vice President and Vice President-Materials, Plexus
                                                     Corp. Electronic Assembly
         Thomas J. Czajkowski               38       Vice President and Chief Information Officer
         Paul L. Ehlers                     46       Senior Vice President, and President of Plexus Electronic
                                                     Assembly
         Joseph D. Kaufman                  45       Senior Vice President, Secretary and Chief Legal Officer
         Lisa M. Kelley                     36       Vice President - Corporate Development
         J. Robert Kronser                  43       Executive Vice President and Chief Technology &
                                                     Strategy Officer
         David H. Rust                      55       Vice President - Human Resources
         George W.F. Setton                 56       Corporate Treasurer and Chief Treasury Officer
         Michael Verstegen                  44       Vice President, and President of Plexus Technology Group


Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000; previously Chief Operating Officer from 2001 to 2002, Executive Vice President from 1999 to 2001 and President of Plexus Technology Group prior thereto.

Thomas B. Sabol joined Plexus in 1996 and has served as the Executive Vice President and Chief Operating Officer since 2002. Previously Mr. Sabol served as the Company's Chief Financial Officer from 1996 to 2002. Formerly, Mr. Sabol served as Vice President and General Auditor for Kemper Corporation, and before that as Business Assurance Manager for Coopers & Lybrand.

F. Gordon Bitter joined Plexus out of retirement on October 31, 2002 as Vice President and Chief Financial Officer. Previously, Mr. Bitter was the Senior Vice President-Finance and Administration and Chief Financial Officer for Hadco Corporation, an electronics contract manufacturer, from 1998 to 2000. From 1997 to 1998, Mr. Bitter was CEO and CFO of Molten Metal Technology, a recycler of industrial wastes. Prior to that, Mr. Bitter had held numerous senior financial and operational positions in various industrial companies.

David A. Clark joined Plexus in 1995 and has served as Vice President since 2002. In 1999, Mr. Clark took the position of Vice President-Materials for Plexus Electronic Assembly, a position he continues to hold. Prior to that, he was Director of Purchasing for Plexus Electronic Assembly.

Thomas J. Czajkowski joined Plexus in 2001 and has served as Vice President and Chief Information Officer since 2002. Prior to that, Mr. Czajkowski served as Chief Information Officer. Prior to joining Plexus, Mr. Czajkowski was a Senior Manager at Deloitte Consulting from 1993 to 2001.

Paul L. Ehlers joined Plexus in 1980 and has served as Senior Vice President since 2002. In 2001, Mr. Ehlers served as Vice President. In addition, Mr. Ehlers has served as President of Plexus Electronic Assembly since 2000. From 1995 to 1999, Mr. Ehlers managed various manufacturing facilities.

Joseph D. Kaufman joined Plexus in 1986 and has served as Senior Vice President, Secretary and Chief Legal Officer since 2001, and as Vice President, Secretary and General Counsel of Plexus from 1990 to 2001.

Lisa M. Kelley joined Plexus in 1992 and has served as Vice President - Corporate Development since 2001. Ms. Kelley has also served as Treasurer from 1998 to 2001 and Vice President - Finance from 2000 to 2001. Other positions held within Plexus included Manager, Subsidiary Controller and Corporate Controller.

J. Robert Kronser joined Plexus in 1981 serving in various engineering roles and has served as an Executive Vice President and Chief Technology and Strategy Officer since 2001. From 1999 to 2001, Mr. Kronser served as Vice President of Sales and Marketing. From 1993 to 1999, Mr. Kronser managed the Advanced Manufacturing Center.

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

Michael Verstegen joined Plexus in 1983 and has served as Vice-President since 2002. In addition, Mr. Verstegen served as President of Plexus Technology Group since 2001. Mr. Verstegen has held various management positions within the engineering business unit from 1995 to 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

         For the years ended September 30, 2002 and 2001, the Company's Common Stock has traded on the NASDAQ Stock Market. The price information below represents high and low sale prices for each period.

        Fiscal Year Ended September 30, 2002                           Fiscal Year Ended September 30, 2001
        ------------------------------------                           ------------------------------------
                                  High        Low                                            High          Low
                                  ----        ---                                            ----          ---
First Quarter                     $36.74      $21.30            First Quarter               $78.38       $21.13
Second Quarter                    $29.94      $20.96            Second Quarter              $49.38       $19.94
Third Quarter                     $28.49      $14.59            Third Quarter               $39.37       $20.44
Fourth Quarter                    $18.15      $ 9.15            Fourth Quarter              $41.70       $21.55

         As of December 9, 2002, there were approximately 807 shareholders of record.

         During fiscal 2002, we designated American Stock Transfer & Trust Company ("AST") as the new transfer agent for our common stock. As a consequence of that change, AST has been substituted for US Bank NA (f/k/a Firstar Bank NA) as Rights Agent under Plexus' Shareholder Rights Plan.

         We have not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1)
(dollars in thousands, except per share amounts)

                                                                       FOR THE YEARS ENDED SEPTEMBER 30,
OPERATING STATEMENT DATA                              2002              2001            2000                1999            1998
                                                      ----              ----            ----                ----            ----
Net sales                                          $ 883,603        $1,062,304       $ 751,639          $ 492,414       $ 466,795
Gross profit                                          81,320           131,790         107,164             66,409 (5)      60,147
Gross margin percentage                                  9.2%             12.4%           14.3%              13.5%           12.9%
Operating income (loss)                               (3,636) (2)       68,388 (3)      69,870 (4)         34,428 (5)      36,393
Operating margin percentage                             (0.4%)             6.4%            9.3%               7.0%            7.8%
Net income (loss)                                     (4,073) (2)       39,150 (3)      40,196 (4)         20,311 (5)      22,937
Earnings per share (diluted)                       $   (0.10) (2)   $     0.91 (3)   $    1.04 (4)      $    0.55 (5)   $    0.63

CASH FLOW STATEMENT DATA
Cash flows provided by (used in) operations        $ 130,455        $  119,479       $ (51,392)         $  19,727       $  33,520
Capital equipment additions                           30,760            54,560          44,228             18,196          11,997

BALANCE SHEET DATA
Working capital                                    $ 219,854        $  277,055       $ 213,596          $ 110,411       $  91,159
Total assets                                         583,945           602,525         515,608            229,636         184,354
Long-term debt and capital lease obligations          25,356            70,016         141,409                142           2,587
Shareholders' equity                                 430,689           426,852         209,362            146,403         115,863
Return on average assets                                (0.7%)             7.0%           10.8%               9.8%           13.6%
Return on average equity                                (0.9%)            12.3%           22.6%              15.5%           22.3%
Inventory turnover ratio                                 7.0x              5.3x            4.4x               6.2x            7.1x

(1) As a result of the fiscal 1999 merger with SeaMED Corporation ("SeaMED"), prior historical results have been restated utilizing the pooling-of-interests method of accounting. Historical results have not been restated for the fiscal 2001 merger with e2E Corporation ("e2E") and the fiscal 2000 merger with Agility, Incorporated ("Agility") as they would not differ materially from reported results. (See Note 8 in the Notes to Consolidated Financial Statements.)

(2) In January 2002, we completed the acquisition of certain assets of MCMS, Inc. ("MCMS"). The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition. No goodwill resulted from the acquisition. We incurred approximately $0.3 million of acquisition costs in fiscal 2002 associated with the acquisition of the MCMS operations. In response to the reduction in our sales and reduced capacity utilization, we also recorded fiscal 2002 restructuring costs of approximately $12.6 million. Together, these costs totaled approximately $8.3 million after-tax. Excluding these costs, operating income would have been $9.2 million (1.0 percent of sales), net income would have been $4.2 million and diluted earnings per share would have been $0.10.

(3) In connection with the acquisition of Qtron Inc. ("Qtron") and merger with e2E and the economic slowdown, we recorded acquisition and merger costs of approximately $1.6 million ($1.4 million after-tax) and restructuring costs of approximately $1.9 million ($1.1 million after-tax). Excluding these costs, operating income would have been $71.9 million (6.8 percent of sales), net income would have been $41.7 million (3.9 percent of sales) and diluted earnings per share would have been $0.96.

(4) In connection with the merger with Agility and the acquisitions of Keltek (Holdings) Limited ("Keltek"), and the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations"), Plexus recorded acquisition and merger costs of $1.1 million ($0.9 million after-tax). Excluding these costs, operating income would have been $71 million (9.4 percent of sales), net income would have been $41.1 million (5.5 percent of sales) and diluted earnings per share would have been $1.06.

(5) In connection with the merger with SeaMED, Plexus recorded merger and other related charges of $7.7 million ($6.0 million after-tax). Excluding these costs, gross profit would have been $68.6 million (13.9 percent of sales), and operating income would have been $42.1 million (8.6 percent of sales). Net income excluding these costs would have been $26.3 million (5.3 percent of sales), and diluted earnings per share would have been $0.71.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing configuration, logistics and test/repair. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 21.

         We provide contract manufacturing services on either a turnkey basis, where we procure some or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents over 90 percent of our net sales. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Due to the nature of turnkey manufacturing, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs and the degree of automation used in the assembly process.

MERGERS AND ACQUISITIONS

         In January 2002, we acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42.0 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. We acquired these assets primarily to provide electronic manufacturing services in Asia and to increase our customer base. The acquisition did not include the assumption of any interest-bearing debt, but included the assumption of total liabilities of approximately $7.2 million. We recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142. The results from MCMS' operations are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. We incurred approximately $0.3 million of acquisition costs during the second quarter of fiscal 2002 associated with the acquisition of the MCMS operations.

         On May 23, 2001, we acquired Qtron, Inc. ("Qtron"), a privately held EMS provider located in San Diego, California. We purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and thereby assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The results of Qtron's operations have been reflected in our financial statements from the date of acquisition. The excess of the cost over the fair value of the net assets acquired of approximately $24 million has been recorded as goodwill. Through September 30, 2002, we were amortizing the goodwill over 15 years. Effective the first quarter of fiscal 2003, in accordance with SFAS 142, goodwill is no longer amortized. See "New Accounting Pronouncements" on page 19 regarding the periodic requirement to review goodwill for impairment under SFAS No. 142.

         In December 2002, the primary customer of our San Diego facility provided notice of its intent to move two new programs to other non-Plexus facilities during our second fiscal quarter of 2003. As a consequence, we intend to close the San Diego facility by the end of June 2003. We anticipate recording pre-tax non-recurring charges of approximately $35 million to $45 million in the first quarter of fiscal 2003 associated with the closing of the San Diego facility. These non-recurring charges will include both an additional impairment of goodwill and the initial SFAS No. 142 impairment evaluation as of October 1, 2002. As of September 30, 2002, we have unamortized goodwill of approximately $20.4 million associated with the San Diego facility. As a result of these actions and the newly required periodic review of goodwill under SFAS No. 142, this amount will be fully written off in the first quarter of fiscal 2003.

         On December 21, 2000, we merged with e2E Corporation ("e2E"), a privately held PCB design and engineering service provider for electronic OEMs, through the issuance of 462,625 shares of its common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Prior results were not restated, as they would not differ materially from reported results.

         During fiscal 2000, we also acquired operations in Massachusetts, Mexico and the United Kingdom (See Note 8 in the Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

         Net sales. Net sales for the year ended September 30, 2002 decreased 17 percent to $883.6 million from $1.1 billion for the year ended September 30, 2001. Net sales for fiscal 2002 included approximately $71 million, or 8 percent of sales, related to the acquired MCMS operations. Our reduced sales levels reflect the continued slowdown in technology markets, primarily in the network/datacommunications/telecom, industrial/commercial and computer industries, which have been further impacted by reduced end-market demand and reduced availability to companies in these industries of capital resources to fund existing and emerging technologies. We were also affected by a relatively sharp downturn of orders and forecasts, particularly in engineering, subsequent to the September 11, 2001 attacks, as a consequence of the economic uncertainties resulting from the attacks and their aftermath. These factors resulted in customers becoming more cautious in placing new orders. Based on our current customers' orders and forecasts, we currently expect first quarter fiscal 2003 sales to be in the bottom part of the range of $205 million to $215 million and second quarter fiscal 2003 sales to be in the range of $190 million to $200 million. Our second quarter fiscal 2003 will be impacted by the loss of our primary customer in our San Diego operations. However, our results will ultimately depend on the actual shipment levels. See "Risk Factors" below for other factors which could affect sales.

         Net sales for the year ended September 30, 2001, increased 41 percent to $1.1 billion from $752 million for the year ended September 30, 2000. Our sales growth was due to sales increases in all end-markets but primarily due to the networking/datacommunications/telecom and industrial/commercial end-markets. Our acquisitions during fiscal 2001 accounted for slightly less than 5 percent of sales for the year ended September 30, 2001.

         We had no customers which represented more than 10 percent of sales for the years ended September 30, 2002 and 2001. Lucent Technologies accounted for 23 percent of sales for the year ended September 30, 2000. Sales to our ten largest customers accounted for 48 percent of sales for the year ended September 30, 2002, compared to 51 percent and 63 percent for the years ended September 30, 2001 and 2000, respectively. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any material change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the years ended September 30, 2002, 2001 and 2000, respectively, by industry were as follows:

INDUSTRY                                                  2002             2001            2000
--------                                                  ----             ----            ----
Networking/Datacommunications/Telecom                      36%             40%              36%
Medical                                                    28%             22%              27%
Industrial/Commercial                                      20%             20%              19%
Computer                                                   11%             10%              10%
Transportation/Other                                        5%              8%               8%

         Gross profit. Gross profit for the year ended September 30, 2002, decreased 38 percent to $81.3 million from $131.8 million for the year ended September 30, 2001. The gross margin for the year ended September 30, 2002, was
9.2 percent, compared to 12.4 percent for the year ended September 30, 2001. Gross margins have decreased from fiscal 2001 results due primarily to our reduced manufacturing and engineering capacity utilization.

         Overall gross margins continue to be affected by our lower sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications/telecom and industrial/commercial industries, and its impact on our capacity utilization. Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. These and other factors can cause variations in our operating results. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

         Gross profit for the year ended September 30, 2001, increased 23 percent to $131.8 million from $107.2 million for the year ended September 30, 2000. The gross margin for the year ended September 30, 2001, was 12.4 percent, compared to 14.3 percent for the year ended September 30, 2000. The decline in gross margin in fiscal 2001 compared to fiscal 2000 was due to the negative affect of acquisitions and reduced manufacturing capacity utilization. In particular, gross margins resulting from the acquisition of the Mexico turnkey operations of Elamex, Keltek and Qtron operations were below our historical gross margins as we worked to integrate these acquisitions into our product realization model and increase their capacity utilization.

         Most of the research and development we conduct is paid for by our customers and is therefore included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified and we believe such expenses are less than one percent of our sales.

         Operating expenses. Selling and administrative (S&A) expenses for the year ended September 30, 2002, increased to $66.9 million from $55.8 million and $35.0 million for the years ended September 30, 2001 and 2000, respectively. As a percentage of net sales, S&A expenses were 7.6 percent for the year ended September 30, 2002, compared to 5.3 percent and 4.7 percent for the years ended September 30, 2001 and 2000, respectively. The increase in dollar terms and percentage of net sales was due primarily to increased sales and marketing efforts and additional investment for information technology systems support related to the roll-out of our new enterprise resource planning ("ERP") platform. In late fiscal 2002, we converted two manufacturing facilities to the new platform, which resulted in additional training and implementation costs. Training and implementation cost are expected to continue over the next two years as we convert our remaining facilities to the new ERP platform. Staffing levels also increased during fiscal 2002 as a result of the acquisition of the MCMS operations.

         Amortization of goodwill increased to $5.2 million for the year ended September 30, 2002 from $4.0 million and $1.1 million for the years ended September 30, 2001 and 2000, respectively. This was a result of the acquisitions of the Mexico turnkey operations, Keltek and Qtron operations which resulted in additional goodwill. Commencing in the first quarter of fiscal 2003, we will adopt SFAS No. 142, the impact of which will result in eliminating approximately $5.1 million of annual amortization of goodwill. See "New Accounting Pronouncements" on page 19 regarding the periodic requirement to review goodwill for impairment under SFAS No. 142.

         For the year ended September 30, 2002, we recorded a series of restructuring charges totaling $12.6 million. These charges were taken in response to the reduction in our sales levels and reduced capacity utilization. We evaluated our cost structure compared to anticipated sales levels and determined that reductions of our workforce, consolidation of certain leased facilities, write-downs of certain underutilized assets to fair value and planned facility closures were necessary to reduce costs to more appropriate levels in line with current and expected customer demand. One facility, located near Minneapolis, Minnesota, was closed in late fiscal 2002. Another facility, which is one of four located in Neenah, Wisconsin, will be phased out of operations by mid-fiscal 2003. Both facilities represent older, owned facilities that are no longer sufficient to service our customers' needs and would have required significant investment to upgrade or replace them. The Minneapolis facility was sold in October 2002.

         In December 2002, we announced our intent to take further global restructuring actions including the closure of our San Diego, California manufacturing facility and the consolidation of our Seattle, Washington facilities. The decision to close the San Diego facility was made in response to a decision of the facility's major customer to transition two new programs to non-Plexus facilities. Approximately 400 employees will be affected by these actions, along with more than 100 employees from previously announced restructurings. Currently, we estimate total pre-tax non-recurring charges of approximately $50 million to $60 million to be recorded in our first fiscal quarter ending December 31, 2002.

         For the year ended September 30, 2002, we incurred approximately $0.3 million of acquisition costs related to the MCMS acquisition. Acquisition and merger costs of approximately $1.6 million for the year ended September 30, 2001 were related to the Qtron and e2E acquisitions. For the year ended September 30, 2000, we also had merger and acquisition costs of $1.1 million related to Agility, Keltek and the Mexico turnkey operations acquisitions.

         For the year ended September 30, 2001, we recorded pre-tax restructuring costs of $1.9 million. We reduced our cost structure through the reduction of our work force and writing off certain under-utilized assets in response to the reduction in our sales levels and reduced capacity utilization.

         Income taxes. Income taxes decreased to a $1.8 million tax benefit for the year ended September 30, 2002, from $26.2 million and $28.4 million of income tax expense for the years ended September 30, 2001 and 2000, respectively. Our effective income tax rate has decreased to 30%, due to the effect of non-tax-deductible goodwill and merger expenses and our loss before income taxes being close to break-even.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $130.5 million for the year ended September 30, 2002, compared to cash flows provided by/(used in) operating activities of $119.5 million and ($51.4) million for the years ended September 30, 2001 and 2000, respectively. During fiscal 2002, cash provided by operating activities was primarily related to decreases in accounts receivable and inventories, and increases in accounts payable and accrued liabilities. For the year ended September 30, 2002, actual days sales outstanding represented by our accounts receivable improved to 46.5 days from 47.1 days for the year ended September 30, 2001. Included in this calculation is the addback of amounts utilized under the securitization facility to accounts receivable in the determination of days sales outstanding (this amount was $16.6 million and $22.9 million as of September 30, 2002 and 2001, respectively). An improvement in our annualized inventory turns to 7.0 turns for the year ended September 30, 2002 from 5.3 turns for the year ended September 30, 2001 resulted in a decrease in our inventory levels. This increase in inventory turns was primarily the result of an improved marketplace for components and improved inventory management.

         Cash flows used in investing activities totaled $104.4 million for the year ended September 30, 2002. The primary uses included payments of $42.0 million for the acquisition of MCMS assets, $30.8 million for the purchase of property, plant and equipment, and net payments of $32.3 million for short-term investments.

         We utilize available cash, debt and leases to fund our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of financing the equipment purchase. We currently estimate capital expenditures for fiscal 2003 will be approximately $30 million to $35 million. This estimate does not include any acquisitions which we may undertake. The level of capital expenditures for fiscal 2003 will be heavily dependent on anticipated 2003 sales levels.

         Cash flows used in financing activities totaling $48.7 million for the year ended September 30, 2002 primarily represent net payments on our credit facilities. The ratio of total liabilities to equity was 0.36 to 1 and 0.41 to 1 as of September 30, 2002 and 2001, respectively.

         We have an unsecured revolving credit facility (the "Credit Facility") with a group of banks. Effective November 9, 2002, we reduced our maximum borrowing capacity to $150 million from $250 million. As of September 30, 2002, no amounts were outstanding; our available borrowing capacity was approximately $52 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus any commitment fees. The Credit Facility matures on October 25, 2003, and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. During fiscal 2002, Plexus, along with our banking partners, amended our credit facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants.

         In December 2002, we announced our intent to take further global restructuring actions including the closure of our San Diego manufacturing facility and the consolidation of our Seattle facilities. Currently, the Company estimates total pre-tax restructuring charges of approximately $50 million to $60 million to be recorded in its first fiscal quarter ending December 31, 2002. As a result of these restructuring charges, we anticipate that we will not meet certain financial covenants of our Credit Facility for the quarter ending December 31, 2002. We therefore plan to terminate our Credit Facility prior to December 31, 2002. It is our intention to seek to replace the existing Credit Facility with a comparable facility. However, we cannot assure whether, or under what terms, a new credit facility will be available.

         Pursuant to a public offering of shares of common stock in the first quarter of fiscal 2001, we issued 3.45 million shares of common stock for $50 per share, with an underwriters discount of $2.375 per share. We received net proceeds of approximately $164.3 million, after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million. The net proceeds from the offering were utilized to refinance, in part, existing debt and to finance capital expenditures, capacity expansion and the Qtron acquisition. The remaining net proceeds were used for general corporate purposes and working capital.

         We have agreed to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary. ABS is a separate corporate entity that sells participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. As of September 30, 2002, the total available funding amount under the asset securitization facility was approximately $24 million, of which $16.6 million was utilized. As a result, accounts receivable has been reduced by $16.6 million as of September 30, 2002, while long-term debt and capital lease obligations does not include this $16.6 million of off-balance sheet financing. In April and December 2002, we, along with our banking partners, amended our receivables purchase agreement to allow us to revise certain covenants and be in compliance with these covenants.

         Our leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and capital requirements through fiscal 2003 and the foreseeable future. We anticipate negotiation during fiscal 2003 to replace our Credit Facility, although we cannot assure whether, or under what terms, a new or extended credit facility will be available. While the availability of a credit facility facilitates corporate operations, we do not believe that lack of such a facility would materially affect our operations or financial condition in the foreseeable future.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support our business.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

         Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. The more critical of these policies are as follows:

         Revenue Recognition - We continued to recognize revenues primarily when products are shipped. Revenue and profit relating to product design and development contracts are generally recognized utilizing the percentage-of-completion method. The use of percentage-of-completion accounting does involve the use of estimates, but accounts for less than 10 percent of our total revenues. Our revenue recognition policies are in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

         Inventories - We value inventories primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. As discussed later under "Risk Factors," our customers may cancel their orders, change production quantities or delay production for a number of reasons which are beyond our control. Any of these, or certain additional actions, could impact the valuation of our inventory. We continued to use the same techniques to value our inventory as we have in the past. Any actions taken by our customers that could impact the value of our inventory are considered when determining the lower of cost or market valuations.

         Accounts Receivable - We value accounts receivable net of an allowance for uncollectible accounts. This allowance is based on our estimate of the portion of the receivables that will not be collected in the future. However, the ultimate collectibility of a receivable is dependent upon the financial condition of an individual customer, which could change rapidly and without advance warning. During fiscal 2002, we converted $1.2 million of accounts receivable from a related party customer into a minority equity interest. In addition, we accepted stock warrants in exchange for $1.1 million of accounts receivable from another customer during fiscal 2002. The conversion of accounts receivable to a minority equity interest and the acceptance of stock warrants represented full and final settlement of all accounts receivable with such customers. As of September 30, 2002, the minority equity interest and the stock warrants are recorded net of a $1.2 million and $1.1 million reserve, respectively, in other assets in the accompanying Consolidated Balance Sheets.

         Impairment of Long-Lived Assets - We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of property, plant and equipment, if any, exceeds its fair market value. We assess the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of funds. As of September 30, 2002, no adjustments to the carrying value of our long-lived assets were required. In December 2002, we announced restructuring actions planned for the first fiscal quarter ending December 31, 2002 which will result in significant adjustments to the carrying value of certain of our long-term assets. See Notes 1 and 14 to the Notes to Consolidated Financial Statements.

         Restructuring Costs - From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment, less estimated sublease income. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. In December 2002, we announced our intent to take further global restructuring actions including the closure of our San Diego, California manufacturing facility and the consolidation of our Seattle, Washington facilities. See Notes 10 and 14 in the Notes to Consolidated Financial Statements.

ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL RESOURCES, INCLUDING OFF-BALANCE SHEET ARRANGEMENTS

         On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." The purpose of this statement is to suggest steps that issuers should consider in meeting their current disclosure obligations with respect to the topics described.

1.   Liquidity Disclosures

         We include a discussion of liquidity and capital resources in Management's Discussion and Analysis. More specifically, FR-61 requires management to consider the following to identify trends, demands, commitments, events and uncertainties that require disclosure:

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

        Our Credit Facility requires us to maintain certain financial ratios to comply with the terms of the agreement. No amounts are outstanding under the Credit Facility at September 30, 2002 and we do not currently anticipate the need to borrow on the Credit Facility in the near term. We, along with our banking partners, have amended our Credit Facility to allow us to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of our restructuring costs and acquisition and merger costs on compliance with the prior covenants.

        In December 2002, we announced our intent to take further global restructuring actions including the closure of our San Diego manufacturing facility and the consolidation of our Seattle facilities. Currently, the Company estimates total pre-tax restructuring charges of approximately $50 million to $60 million to be recorded in its first fiscal quarter ending December 31, 2002. As a result of these restructuring charges, we anticipate that we will not meet certain financial covenants of our Credit Facility for the quarter ending December 31, 2002. We therefore plan to terminate our Credit Facility prior to December 31, 2002. It is our intention to seek to replace the existing Credit Facility with a comparable facility. However, we cannot assure whether, or under what terms, a new credit facility will be available. While the availability of a credit facility facilitates corporate operations, we do not believe that lack of such a facility would materially affect our operations or financial condition in the foreseeable future.

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

        We are not aware of any specific factor or factors that could reasonably be expected to impair our ability to continue to engage in our historical operations at this time.

     c. Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect the registrant's ability to raise short-term and long-term financing.

        We are not aware of anything that could reasonably be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing.

     d. Guarantees of debt or other commitments to third parties. We do not have any significant guarantees of debt or other commitments to third parties.

     e. Written options on non-financial assets (for example, real estate puts). We do not have any written options on non-financial assets.

2.   Off-Balance Sheet Arrangements

FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. We disclosed in Note 4 to the Consolidated Financial Statements in this 2002 report on Form 10-K, an asset securitization facility that Plexus entered into in fiscal 2001. Plexus's wholly owned, limited-purpose subsidiary, Plexus ABS Inc., has agreed to purchase up to $50 million of receivables from Plexus and sell participating interests to financial institutions. As of September 30, 2002, the total available funding amount under the asset securitization facility was approximately $24 million, of which $16.6 million was utilized. Any interests sold to the financial institutions are removed from the balance sheet as we have no risk of loss on such receivables since they are sold without recourse. In April and December 2002, we, along with our banking partners, amended our receivables purchase agreement to allow us to revise certain covenants and be in compliance with these covenants.

         We also lease various assets under both capital and operating leases. The aggregate payments under the capital leases and operating leases are disclosed in Notes 4 and 9, respectively, to our Consolidated Financial Statements in this 2002 Report on Form 10-K. There were no significant changes to these lease arrangements during fiscal 2002, with the exception of certain operating leases assumed by us associated with our January 2002 acquisition of certain assets of MCMS. These leases primarily relate to production facilities and equipment in Malaysia and China.

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

         We are no different from most other registrants in that our disclosures are located in various parts of our regulatory filings, including Notes 1, 4, 6, 9, and 11 to our Consolidated Financial Statements in this 2002 Report on Form 10-K. In addition, we prepared schedules as of September 30, 2002 suggested by the SEC in FR -61. Information in the following table is in thousands as of September 30, 2002:

                                                       PAYMENTS DUE BY PERIOD
                                                                                            2008 AND
        CONTRACTUAL OBLIGATIONS            TOTAL         2003    2004-2005    2006-2007   THEREAFTER
GROSS CAPITAL LEASE OBLIGATIONS         $ 48,656     $  4,048     $  7,364     $  5,897     $ 31,347
OPERATING LEASES                          97,250       15,883       26,011       19,994       35,362

UNCONDITIONAL PURCHASE OBLIGATIONS*           --           --           --           --           --
                                        --------     --------     --------     --------     --------
TOTAL CONTRACTUAL CASH  OBLIGATIONS     $145,906     $ 19,931     $ 33,375     $ 25,891     $ 66,709
                                        --------     --------     --------     --------     --------

 * - There are no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

         As of September 30, 2002, other than our off-balance sheet asset securitization facility ($16.6 million as of September 30, 2002), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         We do not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         We have disclosed the effects of transactions with a related party in
Note 1 to our Consolidated Financial Statements in this 2002 Report on Form 10-K. There were no other significant transactions with related and certain other parties.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for us for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for our first quarter of fiscal 2003 for existing goodwill and intangible assets. The impact of SFAS No. 142 will result in eliminating approximately $5.1 million of annual amortization of goodwill. However, we will be required to perform annual impairment tests to determine goodwill impairment, if any, which could materially affect the results in any given period.

         SFAS No. 142 requires that we perform a transitional goodwill impairment evaluation. Step one of the evaluation requires that we perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. We are required to adopt SFAS No. 142 effective October 1, 2002 and to complete our step one evaluation by March 31, 2003.

         Subsequent to September 30, 2002, we completed step one of the evaluation and concluded that we have material goodwill impairment, since the estimated fair value based on expected future discounted cash flows to be generated from each location was significantly less than the carrying values.

         We are in the process of completing the second step of the transitional impairment test for these locations. In the second step, we must compare the implied fair value of each location's goodwill, determined by allocating its fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation for an acquired business, to its carrying amount, both of which would be measured at the date of adoption. The second step of the evaluation is required to be completed as soon as possible, but no later than September 30, 2003. In connection with allocating the fair value of the locations to the various assets and liabilities, we are in the process of obtaining independent valuations of unrecognized intangible assets and fixed assets. Upon completion of step two, any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

         In December 2002, the primary customer of our San Diego facility provided notice of its intent to move two new programs to other non-Plexus facilities during our second fiscal quarter of 2003. As a consequence, we intend to close the San Diego facility by the end of June 2003. We anticipate recording pre-tax restructuring charges of approximately $35 million to $45 million associated with the closing of the San Diego facility in the first quarter of fiscal 2003. These restructuring charges will include both an additional impairment of goodwill and the initial SFAS No. 142 impairment evaluation as of October 1, 2002. As of September 30, 2002, we have unamortized goodwill of approximately $20.4 million associated with the San Diego facility. As a result of these actions and the newly required periodic review of goodwill under SFAS No. 142, this amount will be fully written off in the first quarter of fiscal 2003.

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. SFAS No. 143 will be effective for our first quarter of fiscal 2003 and is not expected to have a material effect on our financial position or results of operations.

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

         In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB 30. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be effective for our first quarter of fiscal 2003 and are not expected to have a material effect on our financial position or result of operations. The remaining provisions of this statement became effective for us starting May 15, 2002 and did not have a material effect on our financial position or results of operations.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently evaluating the impact of SFAS No. 146. Restructuring charges recorded in fiscal 2002 and 2001, as discussed in Note 10, were recorded in accordance with Issue 94-3.

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A continued slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers further reducing their forecasts. Our sales have been, and are expected to continue to be, impacted by the slowdown in the networking/datacommunications, industrial and computer markets, which more recently have been further impacted by reduced end-market demand and reduced availability of capital resources to fund existing and emerging technologies. These factors contributed substantially to the decline in our fiscal 2002 net sales. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

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

         Sales to our ten largest customers have represented a majority or near majority of our sales in recent periods. Our ten largest customers accounted for approximately 48 percent, 51 percent and 63 percent of our net sales for the years ended September 30, 2002, 2001 and 2000, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. For example, the primary customer of our San Diego, California facility provided us notice in December 2002 of its intent to move two new programs to other non-Plexus facilities during our second fiscal quarter of 2003; as a consequence, we are closing that facility and taking significant restructuring charges in the first quarter of fiscal 2003. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons which are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to the slowdown in the networking/datacommunications/telecom, industrial/commercial and computer industries as a result of the overall weakness of the economy.

         In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

         On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few fiscal years, we may not have sufficient capacity at any given time to meet all of our customers' demands or to meet the requirements of a specific project.

WE MAY HAVE SIGNIFICANT NEW CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS THAN WITH ESTABLISHED COMPANIES.

         We currently anticipate that a significant percentage of our sales will continue to be to emerging companies, including start-ups, particularly in the networking/datacommunications market. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve may not meet our expectations. In anticipation of future activities under these programs, we incur substantial expenses as we add personnel and manufacturing capacity and procure materials. Because emerging companies do not have a history of operations, it will be harder for us to anticipate needs and requirements than with established customers. Our operating results will be harmed if sales do not develop to the extent and within the time frame we anticipate.

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we adjust our reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

FAILURE TO MANAGE OUR GROWTH AND OUR CONTRACTION MAY SERIOUSLY HARM OUR
BUSINESS.

         We have experienced rapid growth in recent years, both internally and through acquisitions, even though the most recent periods have seen reductions in sales levels. This growth has placed, and will continue to place, significant strain on our operations. To manage our growth effectively, we must continue to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, manage and motivate our employees. If we are unable to manage our growth effectively, our operating results could be harmed.

         Periods of contraction or reduced sales, such as fiscal 2002, also create tensions and challenges. We must determine whether all facilities remain productive and determine how to respond to changing levels of customer demand. While maintenance of facilities increases short-term costs, too much capacity reduction could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity can affect our results in both the short-term and long-term.

         We have a licensing arrangement for new ERP software and related information systems. Conversions to new software and systems are complicated processes, and can cause management and operational disruptions which may affect us. Information flow and production could also be affected if the new software and systems do not perform as we expect.

WE MAY FAIL TO SUCCESSFULLY COMPLETE FUTURE ACQUISITIONS AND MAY NOT SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to successfully complete future acquisitions, due primarily to increased competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions, such as MCMS or future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

     OPERATING RISKS, SUCH AS THE:

         - inability to integrate successfully our acquired operations' businesses and personnel

         - inability to realize anticipated synergies, economies of scale or other value

         - difficulties in scaling up production and coordinating management of operations at new sites

         -     strain placed on our personnel, systems and resources

         - possible modification or termination of an acquired business customer programs, including cancellation of current or anticipated programs

         -     loss of key employees of acquired businesses.

     FINANCIAL RISKS, SUCH AS THE:

         - use of cash resources, or incurrence of additional debt and related interest costs

         -     dilutive effect of the issuance of additional equity securities

         - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' desired levels

         -     incurrence of large write-offs or write-downs

         - impairment of goodwill and amortization of other intangible assets

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         As part of the MCMS acquisition in January 2002, we acquired operations located in China and Malaysia. In addition, we acquired operations in Mexico and the United Kingdom in fiscal 2000. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Mexico and the United Kingdom, and had no prior experience in China and Malaysia. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the newly acquired Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 4 to 10 years, which may or may not be renewed.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. During fiscal 2000 and early fiscal 2001, component shortages were prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expenses to us. While many of our customer agreements include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our supplies.

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

         In addition, our medical device business, which represented approximately 28 percent of our fiscal year 2002 sales, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers' being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, the failure or noncompliance could have an adverse effect on our reputation.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

         We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any costs or payments.

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

         The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

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

WE MAY FAIL TO SECURE OR MAINTAIN NECESSARY FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. Our ability to borrow under our current credit facility is dependent upon compliance with various financial covenants. As a result of first quarter 2003 restructuring charges, we anticipate that we will not meet certain financial covenants of our unsecured revolving credit facility for the quarter ending December 31, 2002. We therefore plan to terminate our unsecured revolving credit facility prior to December 31, 2002. It is our intention to seek to replace the revolving credit facility. However we cannot assure whether, or under what terms, a new credit facility will be available.

         Our future success may depend on our ability to obtain financing and capital to support our continued growth and operations, including our working capital needs. We may seek to raise capital by:

     -   issuing additional common stock or other equity securities

     -   issuing debt securities

     -   obtaining new credit facilities

     -   obtaining off-balance-sheet financing.

         We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to your ownership interest. Furthermore, any additional financing and capital may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees, generally none of whom is subject to an employment agreement for a specified term or a post-employment non-competition agreement, could harm our business.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our stock price has fluctuated significantly and experienced declines in recent periods. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control.

         In addition, the stock market in general, and especially the Nasdaq Stock Market along with market prices for technology companies in particular, have experienced extreme volatility and weakness that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

         Among other things, volatility and weakness in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility and weakness could also impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our fiscal 2002 expansion into additional international markets (Malaysia and China) may increase the complexity and size of our foreign exchange risk. As of September 30, 2002, our foreign currency contracts were scheduled to mature in less than three months and were not material.

INTEREST RATE RISK

         We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We currently do not use any interest-rate swaps or other types of derivative financial instruments to hedge interest rate risk.

         The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.

         Our only material interest rate risk is associated with our credit facilities and asset securitization facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on average long-term borrowings would have impacted net interest expense by approximately $0.4 million, $0.6 million and $0.3 million for fiscal 2002, 2001 and 2000 respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See following "List of Financial Statements and Financial Statement Schedules," and accompanying reports, statements and schedules, which follow beginning on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders ("2003 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

         The following chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 30, 2002).


                                                                                              Number of securities
                                                                                               remaining available
                                         Number of securities                               for future issuance under
                                          to be issued upon          Weighted-average          equity compensation
                                             exercise of             exercise price of          plans (excluding
                                         outstanding options,      outstanding options,       securities reflected
            Plan category              warrants and rights (1)      warrants and rights        in 1st column) (2)
            -------------              -----------------------      -------------------        ------------------
Equity compensation plans approved
by securityholders                             4,481,949               $     19.40                 2,476,951

Equity compensation plans not
approved by securityholders                          -0-                       n/a                      -0-
                                               ---------               -----------                 ---------

Total (3)                                      4,481,949               $     19.40                 2,476,951
                                               =========               ===========                 =========

------------------

(1) Represents options granted under the Plexus 1998 Stock Option Plan or the 1995 Directors' Stock Option Plan (the "Option Plans"), which were approved by shareholders.
(2) Includes additional options which may be granted under the Option Plans, and authorized shares which have not yet been purchased by employees under the Plexus 2000 Employee Stock Purchase Plan.
(3) In addition, there are outstanding options to purchase 61,791 shares, at a weighted average price of $17.54, under option plans of acquired companies. Options under these plans were converted into options to acquire Plexus stock in the respective mergers. Plexus cannot grant additional options under the plans of the acquired companies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

                  Incorporated herein by reference to "Certain Transactions" in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Plexus and the certifying officers of this report have implemented disclosure controls and procedures, as defined in Rules 13d - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") to ensure that material information relating to Plexus is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures have been augmented and further formalized in part in response to the adoption of the Sarbanes-Oxley Act of 2002, but build upon already existing practices. Plexus and those officers have evaluated for this report the effectiveness of those disclosure controls and procedures within 90 days prior to filing of this report, and will similarly review them for future filings. Based upon this evaluation, Plexus and the certifying officers believe that these disclosure controls and procedures are effective, in bringing to their attention on a timely basis, material information relating to Plexus required to be included in Plexus' periodic filings under the Exchange Act.

     (b) Changes in internal controls. During the period since the evaluation referred to above, there were not any significant changes in Plexus's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

     (c) Asset-backed issuers. Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed

         1. and 2.  Financial Statements and Financial Statement Schedules. See
                    following list of Financial Statements and Financial Statement Schedules on page 31 which is incorporated herein by reference.

         3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

     (b) Reports on Form 8-K. Plexus did not file any Reports on Form 8-K in the fourth quarter of fiscal 2002.

PLEXUS CORP.
LIST OF FINANCIAL STATEMENTS
SEPTEMBER 30, 2002



CONTENTS                                                                                         PAGES
--------                                                                                         -----
Report of Independent Accountants ...........................................................     32

Consolidated Financial Statements:

         Consolidated Statements of Operations for the three years ended
         September 30, 2002, 2001 and 2000 ..................................................     33

         Consolidated Balance Sheets as of September 30, 2002 and 2001.......................     34

         Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
         for the three years ended September 30, 2002, 2001 and 2000.........................     35

         Consolidated Statements of Cash Flows for the three years ended
         September 30, 2002, 2001 and 2000...................................................     36

Notes to Consolidated Financial Statements ..................................................     37-51

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the three years ended
         September 30, 2002, 2001 and 2000...................................................     52


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 30, 2002 and September 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Milwaukee, WI
October 24, 2002, except for certain
information in Notes 4 and 14 as to
which the date is December 13, 2002.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      2002             2001             2000
                                                  -----------      -----------      -----------
Net sales                                         $   883,603      $ 1,062,304      $   751,639
Cost of sales                                         802,283          930,514          644,475
                                                  -----------      -----------      -----------
            Gross profit                               81,320          131,790          107,164

Operating expenses:
    Selling and administrative expenses                66,921           55,844           35,049
    Amortization of goodwill                            5,203            4,022            1,114
    Restructuring costs                                12,581            1,926               --
    Acquisition and merger costs                          251            1,610            1,131
                                                  -----------      -----------      -----------

                                                       84,956           63,402           37,294
                                                  -----------      -----------      -----------

            Operating income (loss)                    (3,636)          68,388           69,870

Other income (expense):
    Interest expense                                   (3,821)          (6,448)          (2,579)
    Miscellaneous                                       1,631            3,426            1,338
                                                  -----------      -----------      -----------

            Income (loss) before income taxes          (5,826)          65,366           68,629

Income tax expense (benefit)                           (1,753)          26,216           28,433
                                                  -----------      -----------      -----------

            Net income (loss)                     $    (4,073)     $    39,150      $    40,196
                                                  ===========      ===========      ===========

Earnings per share:
     Basic                                        $     (0.10)     $      0.95      $      1.12
                                                  ===========      ===========      ===========
     Diluted                                      $     (0.10)     $      0.91      $      1.04
                                                  ===========      ===========      ===========

Weighted average shares outstanding:
     Basic                                             41,895           41,129           36,026
                                                  ===========      ===========      ===========
     Diluted                                           41,895           43,230           38,732
                                                  ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       2002          2001
                                                                                    ---------     ---------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $  63,347     $  84,591
      Short-term investments                                                           53,025        20,775
      Accounts receivable, net of allowances of $4,200 and $6,500, respectively        95,903       114,055
      Inventories                                                                      94,032       135,409
      Deferred income taxes                                                            21,283        13,662
      Prepaid expenses and other                                                       14,221        10,317
                                                                                    ---------     ---------

                       Total current assets                                           341,811       378,809

Property, plant and equipment, net                                                    170,834       145,928
Goodwill, net                                                                          64,957        70,514
Deferred income taxes                                                                     355         3,624
Other                                                                                   5,988         3,650
                                                                                    ---------     ---------

                       Total assets                                                 $ 583,945     $ 602,525
                                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and capital lease obligations                $   1,652     $   8,175
     Accounts payable                                                                  67,310        52,307
     Customer deposits                                                                 13,904        16,051
     Accrued liabilities:
             Salaries and wages                                                        17,505        15,505
             Other                                                                     21,586         9,716
                                                                                    ---------     ---------

                       Total current liabilities                                      121,957       101,754

Long-term debt and capital lease obligations, net of current portion                   25,356        70,016
Other liabilities                                                                       5,943         3,903

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, none issued
        or outstanding                                                                     --            --
    Common stock, $.01 par value, 200,000 shares authorized,
         and 42,030 and 41,757 issued and outstanding, respectively                       420           418
    Additional paid-in capital                                                        256,584       251,932
    Retained earnings                                                                 170,818       174,891
    Accumulated other comprehensive income (loss)                                       2,867          (389)
                                                                                    ---------     ---------
                                                                                      430,689       426,852
                                                                                    ---------     ---------

                       Total liabilities and shareholders' equity                   $ 583,945     $ 602,525
                                                                                    =========     =========

       The accompanying notes are an integral part of these consolidated financial statements

                          PLEXUS CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                 COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED
                        SEPTEMBER 30, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                                       Accumulated
                                                            Common Stock     Additional                   Other
                                                         -----------------    Paid-In    Retained     Comprehensive
                                                         Shares     Amount    Capital    Earnings     Income (Loss)      Total
                                                         --------------------------------------------------------------------------
BALANCES, OCTOBER 1, 1999                                17,545   $     175  $  51,425   $  94,803      $      --      $ 146,403
Comprehensive income:
  Net income                                                 --          --         --      40,196             --         40,196
  Foreign currency translation adjustments                   --          --         --          --           (285)          (285)
                                                                                                                       ---------
        Total comprehensive income                                                                                        39,911
Effect of Agility pooling                                   375           4          3       1,578             --          1,585
Exercise of stock options, including tax benefits           623           6     21,457          --             --         21,463
Two-for-one common stock split, August 31, 2000          18,511         186       (186)         --             --             --
                                                         ------   ---------  ---------   ---------      ---------      ---------

BALANCES, SEPTEMBER 30, 2000                             37,054         371     72,699     136,577           (285)       209,362
Comprehensive income:
   Net income                                                --          --         --      39,150             --         39,150
   Foreign currency hedges and translation adjustments       --          --         --          --           (104)          (104)
                                                                                                                       ---------
        Total comprehensive income                                                                                        39,046
Issuances of common stock                                 3,544          35    166,140          --             --        166,175
Effect of e2E pooling                                       463           5      2,473        (836)            --          1,642
Exercise of stock options, including tax benefits           696           7     10,620          --             --         10,627
                                                         ------   ---------  ---------   ---------      ---------      ---------

BALANCES, SEPTEMBER 30, 2001                             41,757         418    251,932     174,891           (389)       426,852
Comprehensive income (loss):
   Net loss                                                  --          --         --      (4,073)            --         (4,073)
   Foreign currency hedges and translation adjustments                                                      3,277          3,277
   Other                                                     --          --         --          --            (21)           (21)
                                                                                                                       ---------
   Total comprehensive loss                                                                                                 (817)
Issuances of common stock                                   132           1      2,398          --             --          2,399
Exercise of stock options, including tax benefits           141           1      2,254          --             --          2,255
                                                         ------   ---------  ---------   ---------      ---------      ---------

BALANCES, SEPTEMBER 30, 2002                             42,030   $     420  $ 256,584   $ 170,818      $   2,867      $ 430,689
                                                         ======   =========  =========   =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                              2002           2001           2000
                                                                           ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $  (4,073)     $  39,150      $  40,196
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                           36,604         29,890         16,307
      Non-cash restructuring charges                                           4,890            103             --
      Net (repayments) borrowings under asset securitization facility         (6,305)        22,916             --
      Income tax benefit of stock option exercises                               984          7,420         13,123
      Provision for inventories and accounts receivable allowances            19,190         17,584          6,849
      Deferred income taxes                                                   (4,352)        (1,287)        (1,924)
      Changes in assets and liabilities:
         Accounts receivable                                                  33,444         11,334        (51,204)
         Inventories                                                          34,414         78,455       (118,102)
         Prepaid expenses and other                                           (3,462)        (6,087)           (61)
         Accounts payable                                                      7,504        (66,825)        27,623
         Customer deposits                                                    (2,152)         5,624          1,087
         Accrued liabilities                                                  14,388        (14,244)        14,351
         Other                                                                  (619)        (4,554)           363
                                                                           ---------      ---------      ---------

                 Cash flows provided by (used in) operating activities       130,455        119,479        (51,392)
                                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                       (52,550)       (57,475)       (48,042)
   Sales and maturities of short-term investments                             20,300         36,700         65,266
   Payments for property, plant and equipment                                (30,760)       (54,560)       (44,228)
   Proceeds on sale of property, plant and equipment                             561             48             52
   Payments for business acquisitions, net of cash acquired                  (41,985)       (32,600)       (73,388)
                                                                           ---------      ---------      ---------

                 Cash flows used in investing activities                    (104,434)      (107,887)      (100,340)
                                                                           ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                        190,437        167,361        265,268
   Payments on debt and capital lease obligations                           (242,797)      (269,018)      (132,204)
   Proceeds from exercise of stock options                                     1,271          3,207          8,347
   Issuances of common stock                                                   2,399        166,175             --
                                                                           ---------      ---------      ---------

                 Cash flows provided by (used in) financing activities       (48,690)        67,725        141,411
                                                                           ---------      ---------      ---------

Effect of foreign currency translation on cash                                 1,425            (19)          (292)
                                                                           ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                         (21,244)        79,298        (10,613)

Cash and cash equivalents, beginning of year                                  84,591          5,293         15,906
                                                                           ---------      ---------      ---------

Cash and cash equivalents, end of year                                     $  63,347      $  84,591      $   5,293
                                                                           =========      =========      =========

       The accompanying notes are an integral part of these consolidated financial statements

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                  Description of Business: Plexus Corp. provides product realization services to original equipment manufacturers (OEMs) in the networking/datacommunications, medical, industrial, computer and transportation industries. The Company offers a full range of services including product development and design services, material procurement and management, prototyping, manufacturing and assembly, functional and in-circuit testing, final system box build, distribution and test/repair.

                  The contract manufacturing services are provided on either a turnkey basis, whereby the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Turnkey manufacturing currently represents over 90 percent of the Company's sales.

                  Consolidation Principles: The consolidated financial statements include the accounts of Plexus Corp. and its subsidiaries (together "the Company"). All significant intercompany transactions have been eliminated.

                  Cash Equivalents and Short-Term Investments: Cash equivalents are highly liquid investments purchased with an original maturity of less than three months. Short-term investments include investment-grade short-term debt instruments with original maturities greater than three months. Short-term investments are generally comprised of securities with contractual maturities greater than one year but with optional or early redemption provisions or rate reset provisions within one year.

                  Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. At September 30, 2002, 2001 and 2000, such unrealized gains and losses were not material. In addition, there were no realized gains or losses in fiscal 2002, 2001 and 2000.

                  Short-term investments as of September 30, 2002 and 2001 consist primarily of state and municipal securities. As of September 30, 2002 and 2001 cash and cash equivalents included the following securities:

                                                        2002        2001
                                                      -------     -------
                   Money market funds and other       $20,154     $64,031
                   U.S. corporate and bank debt        15,083      11,094
                   State and municipal securities          --       5,160
                                                      -------     -------
                                                      $35,237     $80,285
                                                      =======     =======

                  Inventories: Inventories are valued primarily at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons which are beyond the Company's control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.

         Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

                           Buildings and improvements         15-40 years
                           Machinery and equipment             3-10 years

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

                  Goodwill, net: Goodwill associated with acquisitions completed prior to June 30, 2001 is amortized using the straight-line method for periods of up to 15 years. As of September 30, 2002 and 2001, goodwill is recorded net of accumulated amortization of $11.9 million and $5.6 million, respectively.

                  Impairment of Long-Lived Assets: The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparison of its carrying amount to future net cash flows which the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, plant and equipment, if any, exceeds its fair market value. The Company assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future net cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. As of September 30, 2002, no adjustments to the carrying value of the Company's long-lived assets were required.

                  Revenue Recognition: Revenue is recognized primarily when products are shipped. Revenue and profit relating to product design and development contracts, which are short-term in duration, usually twelve months or less, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from design and development contracts is less than 10 percent of total revenue in fiscal 2002, 2001 and 2000. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content.

                  Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. These charges were incurred pursuant to plans developed by management. The recognition of these charges required that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activities. The estimates of future liabilities may change, requiring the recording of additional charges or reductions of liabilities recorded. Severance and benefit costs are recorded when the Company has committed to a restructuring plan. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment, less estimated sublease income at the commitment date. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell.

                  Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes.

                  Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and losses on foreign currency transactions were not significant for the years ended September 30, 2002, 2001 and 2000, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                  Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings.

                  Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from stock options, unless such shares are antidilutive.

                  New Accounting Pronouncements: In July 2001, SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for business combinations completed subsequent to June 30, 2001. SFAS No. 142 will be effective for the Company's first quarter of fiscal 2003 for existing goodwill and intangible assets. The impact of SFAS 142 will result in eliminating approximately $5.1 million of annual amortization of goodwill. However, the Company will need to perform annual impairment tests to determine goodwill impairment, if any, which could materially effect the results in any given period.

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

                  In May 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. The Statement rescinds SFAS No. 4 and requires that only unusual or infrequent gains and losses from extinguishment of debt should be classified as extraordinary items, consistent with APB
         30. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends certain existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 will be effective for the Company's first quarter of fiscal 2003 and are not expected to have a material effect on the Company's financial position or result of operations. The remaining provisions of this statement became effective for the Company starting May 15, 2002 and did not have a material effect on the Company's financial position or results of operations.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 146.

                  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments: Accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. The fair value of long-term debt and capital lease obligation is approximately $20.6 million as of September 30, 2002. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.

                  Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.

                  Related Party Transactions: The Company has provided certain engineering design and development services for MemoryLink Corp. ("MemoryLink"), which develops electronic products. The former Chairman of the Board of the Company is a shareholder and director of MemoryLink. The Company had no sales to MemoryLink during fiscal 2002 and $0.9 million and $2.9 million in fiscal 2001 and 2000, respectively. At September 30, 2001, the Company had accounts receivable of $1.5 million from MemoryLink, which was fully reserved in its allowance for doubtful accounts. During fiscal 2002, the Company received cash payments totaling $0.3 million and converted the remaining accounts receivable into a minority equity interest in MemoryLink valued at $1.3 million for purposes of the exchange. As of September 30, 2002, the minority equity interest is recorded net of a $1.3 million reserve in other assets in the accompanying Consolidated Balance Sheets.

                  Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.       INVENTORIES

                  Inventories as of September 30, 2002 and 2001, consist of (in thousands):

                                         2002         2001
                                       --------     --------
                   Assembly parts      $ 64,085     $ 98,483
                   Work-in-process       24,507       31,911
                   Finished goods         5,440        5,015
                                       --------     --------
                                       $ 94,032     $135,409
                                       ========     ========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment as of September 30, 2002 and 2001, consist of (in thousands):

                                                                        2002         2001
                                                                      --------     --------
                   Land, buildings and improvements                   $ 74,541     $ 58,073
                   Machinery and equipment                             183,408      153,982
                   Construction in progress                             33,236       14,506
                                                                      --------     --------
                                                                       291,185      226,561
                   Less accumulated depreciation and amortization      120,351       80,633
                                                                      --------     --------
                                                                      $170,834     $145,928
                                                                      ========     ========

                  Included in construction in process is $17.1 million and $7.1 million, respectively of unamortized software implementation costs as of September 30, 2002 and 2001.

                  Assets held under capital leases and included in property, plant and equipment as of September 30, 2002 and 2001, consist of (in thousands):

                                                      2002        2001
                                                     -------     -------
                   Buildings and improvements        $23,691     $21,880
                   Machinery and equipment             7,494       7,220
                                                     -------     -------
                                                      31,185      29,100
                   Less accumulated amortization       5,667       3,012
                                                     -------     -------
                                                     $25,518     $26,088
                                                     =======     =======

                  Amortization of assets held under capital leases totaled $2.7 million and $2.8 million for fiscal 2002 and 2001, respectively. Capital lease additions of $1.5 million, $22.4 million and $6.7 million for fiscal 2002, 2001 and 2000, respectively, have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.       DEBT AND CAPITAL LEASE OBLIGATIONS

                  Debt as of September 30, 2002 and 2001, consists of (in thousands):

                                                                       2002        2001
                                                                     -------     -------

                   Capital lease obligations with a weighted
                      average interest rate of 9.3% and
                      9.5%, respectively                             $27,008     $26,544

                   Unsecured revolving credit facility with a
                      weighted average interest rate of 2.9% and
                      5.0%, respectively                                  --      44,601

                   Notes payable on demand to the former
                      shareholders of Keltek with a weighted
                      average interest rate of 4.4%                       --       6,915

                   Other notes and obligations                            --         131
                                                                     -------     -------

                                                                      27,008      78,191
                   Less current portion                                1,652       8,175
                                                                     -------     -------

                                                                     $25,356     $70,016
                                                                     =======     =======

                  On October 25, 2000, the Company entered into an unsecured revolving credit facility (the "Credit Facility") with a group of banks. Effective November 9, 2002, the Company reduced its maximum borrowing capacity to $150 million from $250 million. As of September 30, 2002, no amounts were

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         outstanding and the available borrowing capacity was approximately $52 million. Borrowing capacity utilized under the Credit Facility will be either through revolving or other loans or through guarantees of commercial paper issued by the Company. Interest on borrowings is computed at the applicable eurocurrency rate on the agreed currency, plus margin and any commitment fee. The Credit Facility matures on October 25, 2003 and requires among other things maintenance of minimum interest expense coverage and maximum leverage ratios. During fiscal 2002, Plexus, along with its banking partners, amended the Credit Facility to allow the Company to revise certain covenants and be in compliance with these covenants. The amendment was occasioned by the effect of the Company's restructuring costs and acquisition and merger costs on compliance with prior covenants.

                  On July 14, 2000, the Company acquired all the outstanding capital stock of Keltek (Holdings) Limited ("Keltek"). In connection with this acquisition, the Company issued a note payable on demand. Interest was computed at 1 percent below three-month sterling LIBOR borrowing. The note payable was repaid in April 2002.

                  The Company leases certain equipment and manufacturing facilities, located in Europe and California, which have been recorded as capital leases and expire on various dates through 2016 subject to renewal options.

                  There was no debt outstanding as of September 30, 2002. The aggregate scheduled maturities of the Company's debt and its obligations under capital leases as of September 30, 2002, are as follows (in thousands):

                           2003                                      $   4,048
                           2004                                          3,908
                           2005                                          3,456
                           2006                                          2,927
                           2007                                          2,970
                           Thereafter                                   31,347
                                                                     ---------
                                                                        48,656
                           Interest portion of capital leases           21,648
                                                                     ---------
                           Total                                     $  27,008
                                                                     =========

                  In fiscal 2001, the Company entered into and amended an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. As of September 30, 2002, the total available funding amount under the asset securitization facility was approximately $24 million, of which $16.6 million was utilized. As a result, accounts receivable has been reduced by $16.6 million of off-balance sheet financing. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in September 2003. For the fiscal years ended September 30, 2002 and 2001, the Company incurred financing costs of $0.6 million and $1.9 million, respectively. These financing costs are included in interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

                  In April and December 2002, we, along with our banking partners, amended our receivables purchase agreement to allow us to revise certain covenants and be in compliance with these covenants.

                  Cash paid for interest in fiscal 2002, 2001 and 2000 was $4.4 million, $7.3 million and $1.1 million, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  INCOME TAXES

                  Income tax expense for fiscal 2002, 2001 and 2000 consists of (in thousands):

                                                       2002          2001          2000
                                                     --------      --------      --------
                   Currently payable:
                       Federal                       $  1,835      $ 22,006      $ 23,895
                       State                               97         3,211         6,207
                       Foreign                          1,361         2,286           255
                                                     --------      --------      --------
                                                        3,293        27,503        30,357
                                                     --------      --------      --------
                   Deferred:
                       Federal expense (benefit)          322          (904)       (1,552)
                       State benefit                   (3,902)         (383)         (372)
                       Foreign benefit                 (1,466)           --            --
                                                     --------      --------      --------
                                                       (5,046)       (1,287)       (1,924)
                                                     --------      --------      --------

                                                     $ (1,753)     $ 26,216      $ 28,433
                                                     ========      ========      ========

                  Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2002, 2001 and 2000:

                                                                     2002         2001        2000
                                                                   ------       ------      ------
                   Federal statutory income tax rate                 35.0%        35.0%       35.0%
                   Increase resulting from:
                   State income taxes, net of Federal
                           income tax benefit                        26.4          2.8         5.4
                      Non-deductible goodwill and merger costs      (21.8)         1.0          --
                      Other, net                                     (9.6)         1.3         1.0
                                                                   ------       ------      ------
                   Effective income tax rate                         30.0%        40.1%       41.4%
                                                                   ======       ======      ======

                  The components of the net deferred income tax asset as of September 30, 2002 and 2001, consist of (in thousands):

                                                          2002        2001
                                                         -------     -------
                   Deferred income tax assets:
                        Inventories                      $ 7,577     $ 7,679
                        Accrued benefits                   3,335       2,377
                        Allowance for bad debts            2,118       1,394
                        Loss carryforwards                14,894       6,255
                        Other                              3,346       3,174
                                                         -------     -------
                                                          31,270      20,879
                   Deferred income tax liabilities:
                       Property, plant and equipment       9,632       3,593
                                                         -------     -------
                   Net deferred income tax asset         $21,638     $17,286
                                                         =======     =======

                  The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that when such earnings are distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

                  As of September 30, 2002, the Company has approximately $17.3 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. The Company has acquired federal net operating losses of $17.0 million which are available to reduce future federal taxable income. The

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Company also has federal net operating losses totaling $20.5 million, which will be carried back to offset prior years' taxes. These loss carryforwards expire in varying amounts through 2022.

                  Cash paid for income taxes in fiscal 2002, 2001 and 2000 was $5.2 million, $23.4 million and $15.1 million, respectively.

6.       SHAREHOLDERS' EQUITY

                  In October 2001, pursuant to Board of Directors approval, the Company announced a common stock buyback program which permits it to acquire up to 1.0 million shares for an amount not to exceed $25.0 million. In October 2002, the Board of Directors lifted the share limit to 6.0 million shares. To date, no shares have been repurchased.

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

7.       EARNINGS PER SHARE

                  The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  Year ended September 30,
                                                             ------------------------------------
                                                                 2002           2001       2000
                                                             ------------------------------------
         Basic earnings per share:
             Net income (loss)                               $    (4,073)     $39,150     $40,196
                                                             ===========      =======     =======

             Basic weighted average shares outstanding            41,895       41,129      36,026
                                                             ===========      =======     =======

         Basic earnings per share                            $     (0.10)     $  0.95     $  1.12
                                                             ===========      =======     =======

         Diluted earnings per share:
             Net income (loss)                               $    (4,073)     $39,150     $40,196
                                                             ===========      =======     =======

             Weighted average shares outstanding                  41,895       41,129      36,026
             Dilutive effect of stock options                         --        2,101       2,706
                                                             -----------      -------     -------
             Diluted weighted average shares outstanding          41,895       43,230      38,732
                                                             ===========      =======     =======

         Diluted earnings per share                          $     (0.10)     $  0.91     $  1.04
                                                             ===========      =======     =======

                  For the years ended September 30, 2002 and 2001, stock options to purchase approximately 1.8 million and 85,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares, and therefore their effect would be antidilutive. There were no antidilutive stock options for the year ended September 30, 2000.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.       ACQUISITIONS AND MERGERS

                  Acquisitions: In January 2002, the Company acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The Company recorded the acquisition utilizing the accounting principles promulgated by Statement of Financial Accounting Standards ("SFAS") No.s 141 and 142. The acquisition did not include any interest-bearing debt, but included the assumption of total liabilities of approximately $7.2 million. Based on a third-party valuation, the purchase price was primarily allocated to accounts receivable, inventory and property, plant and equipment. The results from MCMS' operations are reflected in the Company's financial statements from the date of acquisition. No goodwill resulted from this acquisition. The Company incurred approximately $0.3 million of acquisition costs during fiscal 2002 associated with the acquisition of the MCMS operations. Due to unique aspects of this acquisition, pro forma financial information is not meaningful and is therefore not presented. The factors leading to this determination included the selective MCMS assets acquired by the Company, the limited assumption of liabilities and the exclusion of certain customer relationships which were formerly significant to MCMS.

                  On May 23, 2001, the Company acquired Qtron, Inc., ("Qtron") a privately held electronics manufacturing service provider located in San Diego, California. The Company purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a new manufacturing facility. The excess of the cost over the fair value of the net assets acquired of approximately $24 million has been recorded as goodwill and is being amortized over 15 years. The results of Qtron's operations have been reflected in the Company's financial statements from the date of acquisition. See Note 14.

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

                  On May 23, 2000, the Company acquired the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("the Mexican turnkey operations"), located in Juarez, Mexico for approximately $54.3 million in cash. The Company accounted for the acquisition using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair values of the assets acquired and the liabilities assumed. The excess of the cost over fair value of the net assets acquired has been recorded as goodwill and is being amortized over 15 years. The results of the Mexican turnkey operations have been included in the Consolidated Statement of Operations and of Cash Flows for the periods subsequent to May 23, 2000.

                  Unaudited pro forma revenue, net income, earnings per share-basic and earnings per share-diluted for fiscal 2001 and 2000 as if Qtron, Keltek and the Mexican turnkey operations had been acquired at the beginning of the respective periods were as follows (in thousands, except per share data):

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                        Twelve Months ended     Twelve Months ended
                                                         September 30, 2001    September 30, 2000
                                                         ------------------    ------------------
         Net sales:
             Plexus                                         $ 1,046,862           $   751,639
             Qtron                                               74,355                55,802
             Keltek and Mexican turnkey operations                   --                70,161
                                                            -----------           -----------
                                                            $ 1,121,217           $   877,602
                                                            ===========           ===========
         Net income:
             Plexus                                         $    40,723           $    40,196
             Qtron                                               (3,296)                  158
             Keltek and Mexican turnkey operations                   --                (1,696)
                                                            -----------           -----------
                                                            $    37,427           $    38,658
                                                            ===========           ===========
         Earnings per share:
             Basic                                          $      0.91           $      1.07
                                                            ===========           ===========
             Diluted                                        $      0.87           $      1.00
                                                            ===========           ===========

                  The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been made during the periods presented or the future results of the combined operations.

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

9.       OPERATING LEASE COMMITMENTS

                  The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2002, 2001 and 2000 was approximately $14.6 million, $10.9 million and $12.1 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $1.0 million, $1.0 million and $0.9 million in fiscal 2002, 2001 and 2000, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Future minimum annual payments on operating leases are as follows (in thousands):

                              2003                   $15,883
                              2004                    13,724
                              2005                    12,287
                              2006                    10,817
                              2007                     9,177
                              Thereafter              35,362
                                                     -------
                                                     $97,250
                                                     =======

10.      RESTRUCTURING COSTS

                  During fiscal 2002 and 2001, the Company recorded a series of restructuring charges totaling $12.6 million and $1.9 million, respectively. These charges were taken in response to the reduction in the Company's sales levels and reduced capacity utilization. The Company evaluated its cost structure compared to anticipated sales levels and determined that reductions of its work force, consolidation of certain leased facilities, write-downs of certain underutilized assets to fair value and facility closures were necessary to reduce costs to more appropriate levels in line with current and expected customer demand. One facility, located in Minneapolis, Minnesota, was closed in late fiscal 2002 and sold in October 2002. The other facility, which is one of four located in Neenah, Wisconsin, will be phased out of operations by mid-fiscal 2003. Both facilities represent older, owned facilities that are no longer sufficient to service customers' needs and would have required significant investment to upgrade or replace them.

                  The fiscal 2002 employee termination and severance costs related to the elimination of approximately 700 employees, of which approximately 60 terminations occurred subsequent to September 30, 2002. The fiscal 2001 employee termination and severance costs related to the elimination of approximately 50 employees.

                  Below are tables summarizing the restructuring activity for fiscal 2002 and 2001:

                                             EMPLOYEE       LEASE OBLIGATIONS
                                         TERMINATION AND        AND OTHER        NON-CASH ASSET
                                         SEVERANCE COSTS       EXIT COSTS         WRITE-DOWNS           TOTAL
                                         ---------------       ----------         -----------           -----
Accrued balance, October 1, 2000             $     --           $     --           $     --           $     --

Restructuring charges                             642              1,182                102              1,926
Amounts utilized                                 (563)            (1,182)              (102)            (1,847)
                                             --------           --------           --------           --------

Accrued balance, September 30, 2001                79                 --                 --                 79

Restructuring charges                           3,819              3,872              4,890             12,581
Amounts utilized                               (3,358)              (915)            (4,890)            (9,163)
                                             --------           --------           --------           --------

Accrued balance, September 30, 2002          $    540           $  2,957           $     --           $  3,497
                                             ========           ========           ========           ========

11.      BENEFIT PLANS

                  Employee Stock Purchase Plan: On March 1, 2000, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees to participate in the purchase of the Company's common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The Company may issue up to 2.0 million shares of its common stock under the plan. The Company issued approximately 132,000 shares of common stock for $2.4 million under the plan during fiscal 2002 and approximately 95,000 shares of common stock for $2.5 million under the plan during fiscal 2001.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  401(k) Savings Plans: The Company's 401(k) savings plans cover all eligible employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company's contributions for fiscal 2002, 2001 and 2000 totaled $2.2 million, $2.1 million and $1.8 million, respectively.

                  Stock Option Plans: The Company has reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which options for 10.8 million shares have been granted. The exercise price of each option granted shall not be less than the fair market value on the date of grant and options vest over a three-year period from date of grant. The plan also authorizes the Company to grant 600,000 stock appreciation rights, none of which have been granted.

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

                  Under a separate stock option plan, each outside director of the Company is granted 1,500 stock options each December 1, with the option pricing similar to the employee plan. These options vest and can be exercised after a minimum six-month holding period. The 400,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market.

         A summary of the stock option activity follows:

                                                               SHARES      WEIGHTED AVERAGE
                                                           (IN THOUSANDS)   EXERCISE PRICE
                                                           --------------   --------------
         Options outstanding as of October 1, 1999              4,422           $ 8.26

         Granted                                                  974            36.13
         Cancelled                                               (126)           18.18
         Exercised                                             (1,220)            6.93
                                                               ------

         Options outstanding as of September 30, 2000           4,050            15.03

         Granted                                                  659            24.44
         Cancelled                                               (117)           27.59
         Exercised                                               (721)            5.41
                                                               ------


         Options outstanding as of September 30, 2001           3,871            18.04

         Granted                                                  915            25.23
         Cancelled                                               (163)           29.43
         Exercised                                               (141)            9.01
                                                               ------

         Options outstanding as of September 30, 2002           4,482           $19.40
                                                               ======

         Options exercisable as of:
                  September 30, 2000                            2,259           $ 6.49
                                                               ======           ======
                  September 30, 2001                            2,364           $12.20
                                                               ======           ======
                  September 30, 2002                            2,954           $15.55
                                                               ======           ======


PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes outstanding stock option information as of September 30, 2002 (shares in thousands):

                                                                                                              Weighted
        Range of             Number        Weighted Average       Weighted Average          Number            Average
     Exercise Prices      Outstanding       Exercise Price         Remaining Life         Exercisable      Exercise Price
     ---------------      -----------       --------------         --------------         -----------      --------------
     $ 0.63 - $ 7.86         1,053              $ 4.81                   3.9                 1,053             $ 4.81
     $ 7.87 - $15.71         1,085              $13.27                   6.1                 1,066             $10.67
     $15.72 - $23.57           617              $23.11                   8.0                   259             $ 4.44
     $23.58 - $39.28         1,680              $30.30                   8.6                   542             $35.42
     $39.29 - $70.71            47              $50.12                   7.7                    34             $49.55
      $0.63 - $70.71         4,482              $19.40                   6.8                 2,954             $15.55

                  The Company has elected to account for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost related to the stock option plans has been recognized in the Consolidated Statements of Operations. Had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, the Company's net income for fiscal 2002, 2001 and 2000 would have been reduced by approximately $7.7 million, $6.7 million, and $4.8 million, respectively. Diluted earnings per share would have been reduced by $0.18, $0.15 and $0.12 in fiscal 2002, 2001 and 2000, respectively. These pro forma results will not be representative of the impact in future years because only grants made since October 1, 1995 were considered.

                  The weighted average fair value of options granted per share during fiscal 2002, 2001 and 2000 is $15.55, $16.00 and $20.30, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing method with the following assumption ranges: 76 percent to 85 percent volatility, risk-free interest rates ranging from 2.7 percent to 4.7 percent, expected option life of 4.7 to 6.6 years, and no expected dividends.

                  Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its officers under a nonqualified deferred compensation plan. Under the plan, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled approximately $1.8 million, $0.7 million and $0.5 million in fiscal 2002, 2001, and 2000, respectively.

                  Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

12.      CONTINGENCY

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

                  In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.      BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

                  The Company operates in one business segment. The Company provides product realization services to electronic OEMs. The Company has three reportable geographic regions: North America, Europe and Asia. The Company has 26 manufacturing and engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Assets information is based on the physical location of the asset.

                                                                      Year ended September 30,
                                                         --------------------------------------------------
         Net sales:                                         2002                2001                2000
                                                         ----------          ----------          ----------
                                                                           (in thousands)
                                North America            $  783,660          $  972,363          $  734,485
                                Europe                       78,826              89,941              17,154
                                Asia                         21,117                  --                  --
                                                         ----------          ----------          ----------
                                                         $  883,603          $1,062,304          $  751,639
                                                         ==========          ==========          ==========

         Long-lived assets:
                                North America            $  199,478          $  183,065
                                Europe                       35,796              37,027
                                Asia                          6,505                  --
                                                         ----------          ----------
                                                         $  241,779          $  220,092
                                                         ==========          ==========

                  No customers accounted for more than 10 percent of net sales in fiscal 2002 and 2001 Lucent Technologies Inc. accounted for 23 percent of net sales in fiscal 2000.

14.      SUBSEQUENT EVENTS

                  SFAS No. 142 requires the Company to perform a transitional goodwill impairment evaluation. Step one of the evaluation requires the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company is required to adopt SFAS No. 142 effective October 1, 2002 and to complete its step one evaluation by March 31, 2003.

                  Subsequent to September 30, 2002, the Company completed step one of the evaluation and concluded that it has material goodwill impairment, since the estimated fair value based on expected future discounted cash flows to be generated from each location was significantly less than the carrying values.

                  The Company is in the process of completing the second step of the transitional impairment test for these locations. In the second step, the Company must compare the implied fair value of each location's goodwill, determined by allocating its fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation for an acquired business, to its carrying amount, both of which would be measured at the date of adoption. The second step of the evaluation is required to be completed as soon as possible, but no later than September 30, 2003. In connection with allocating the fair value of the locations to the various assets and liabilities, the Company is in the process of obtaining independent valuations of unrecognized intangible assets and fixed assets. Upon completion of step two, any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

                  In December 2002, the Company announced its intent to take further global restructuring actions including the closure of its San Diego, California manufacturing facility and the consolidation of its Seattle, Washington facilities. As of September 30, 2002, we had unamortized goodwill of approximately $20.4 million associated with the San Diego facility. As a result of these actions and the newly required periodic review of goodwill under SFAS No. 142, this amount will be fully written off in the first quarter of fiscal 2003.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                  Summarized quarterly financial data for fiscal 2002 and 2001 consists of (in thousands, except per share amounts):

                                     FIRST           SECOND           THIRD           FOURTH
                 2002               QUARTER         QUARTER          QUARTER          QUARTER          TOTAL
         ------------------------------------------------------------------------------------------------------
         Net sales               $   200,218      $   231,162      $   234,749     $   217,475      $   883,603
         Gross profit                 15,471           20,471           23,077          22,301           81,320
         Net income (loss)            (2,023)          (2,154)             656            (552)          (4,073)
         Earnings per share:
           Basic                 $     (0.05)     $     (0.05)     $      0.02     $     (0.01)     $     (0.10)
           Diluted               $     (0.05)     $     (0.05)     $      0.02     $     (0.01)     $     (0.10)


                                     FIRST           SECOND           THIRD           FOURTH
                 2001               QUARTER         QUARTER          QUARTER          QUARTER          TOTAL
         ------------------------------------------------------------------------------------------------------
         Net sales               $   272,097      $   280,284      $   253,172     $   256,751      $ 1,062,304
         Gross profit                 38,352           33,575           29,819          30,044          131,790
         Net income                   13,213           11,656            7,362           6,919           39,150
         Earnings per share:
           Basic                 $      0.33      $      0.28      $      0.18     $      0.17      $      0.95
           Diluted               $      0.31      $      0.27      $      0.17     $      0.16      $      0.91

                  Earnings per share is computed independently for each quarter. The annual earnings per share may not equal the sum of the quarterly amounts due to rounding.

                  In the first, second, third and fourth fiscal quarters of 2002, the Company recorded pre-tax restructuring charges of $2.8 million, $4.7 million, $2.7 million and $2.4 million, respectively. These charges were taken in response to the reduction in the Company's sales levels and reduced capacity utilization. The Company evaluated its cost structure compared to anticipated sales levels and determined that reductions of its work force, consolidation of certain leased facilities, write-downs of certain underutilized assets to fair value and facility closures were necessary to reduce costs to more appropriate levels in line with current and expected customer demand. In addition, the Company incurred approximately $0.3 million of acquisition costs associated with the acquisition of the MCMS operations in the second fiscal quarter of 2002.

                  In the third quarter of fiscal 2001, the Company recorded pre-tax restructuring charges of $1.9 million. These charges were taken in response to the reduction in the Company's sales level and reduced capacity utilization and consisted primarily of costs related to its work force reduction and the write-off of certain under-utilized assets. In addition, the Company incurred $0.6 million of pre-tax charges related to its acquisition of Qtron.

                   In the first quarter of fiscal 2001, the Company expensed $1.0 million of acquisition costs associated with the Company's merger with e2E Corporation.


                                    * * * * *

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2002, 2001 and 2000
(in thousands)

                                                                            ADDITIONS
                                                                            CHARGED TO
                                                          BALANCE AT        COSTS AND                      BALANCE AT END
                   DESCRIPTIONS                      BEGINNING OF PERIOD     EXPENSES         DEDUCTIONS      OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
Fiscal Year 2002:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)          $ 6,500          $ 3,045 (1)         $ 5,345          $ 4,200

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)           16,469           16,949 (1)          15,657           17,761
                                                            -------------------------------------------------------------
                                                            $22,969          $19,994             $21,002          $21,961
                                                            =============================================================
Fiscal Year 2001:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)          $ 1,522          $ 6,017 (1)         $ 1,039          $ 6,500

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)            9,406           15,149 (1)           8,086           16,469
                                                            -------------------------------------------------------------
                                                            $10,928          $21,166             $ 9,125          $22,969
                                                            =============================================================

Fiscal Year 2000:
Allowance for losses on accounts receivable
     (deducted from the asset to which it relates)          $   773          $   777 (1)         $    28          $ 1,522

Allowance for inventory obsolescence
     (deducted from the asset to which it relates)            6,860            6,492 (1)           3,946            9,406
                                                            -------------------------------------------------------------
                                                            $ 7,633          $ 7,269             $ 3,974          $10,928
                                                            =============================================================



----------
(1) These amounts do not agree to the amounts appearing in the Consolidated Statements of Cash Flows as the amounts include beginning balances related to companies acquired during fiscal 2002, 2001 and 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:      PLEXUS CORP. (Registrant)

         /s/ Dean A. Foate
         -----------------
         Dean A. Foate, President and Chief Executive Officer

December 20, 2002

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, F. Gordon Bitter and Joseph D. Kaufman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirement of the Security Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*

                               SIGNATURE AND TITLE

                     /s/ Dean A. Foate                                              /s/ David J. Drury
------------------------------------------------------------         --------------------------------------------------
 Dean A. Foate, President and Chief Executive Officer,                           David J. Drury, Director
                       and Director

                   /s/ F. Gordon Bitter                                            /s/ Harold R. Miller
------------------------------------------------------------         --------------------------------------------------
   F. Gordon Bitter, Vice President and Chief Financial                         Harold R. Miller, Director
                          Officer

                  /s/ George W. F. Setton                                          /s/ Thomas J. Prosser
------------------------------------------------------------         --------------------------------------------------
    George W. F. Setton, Corporate Treasurer and Chief                          Thomas J. Prosser, Director
      Treasury Officer (Principal Accounting Officer)

                   /s/ John L. Nussbaum                                         /s/ Dr. Charles M. Strother
------------------------------------------------------------         --------------------------------------------------
                John L. Nussbaum, Chairman                                   Dr. Charles M. Strother, Director

                                                                                   /s/ Jan K. Ver Hagen
------------------------------------------------------------         --------------------------------------------------
                                                                                Jan K. Ver Hagen, Director

* Each of the above signatures is affixed as of December 20, 2002.

I, Dean A. Foate, certify that:

         1.  I have reviewed this annual report on Form 10-K of Plexus Corp.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

          December 20, 2002

                                         /s/ Dean A. Foate
                                         -------------------------------------
                                             Dean A. Foate
                                        President and Chief Executive Officer

I, Gordon Bitter, certify that:

         1.  I have reviewed this annual report on Form 10-K of Plexus Corp.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

         December 20, 2002

                                    /s/ F. Gordon Bitter
                                    -----------------------------------
                                           F. Gordon Bitter
                                        Chief Financial Officer

                                 EXHIBIT INDEX
                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 2002

                                                                              INCORPORATED BY                 FILED
     EXHIBIT NO.                         EXHIBIT                               REFERENCE TO                 HEREWITH
     -----------                         -------                               ------------                 --------
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

        3(ii)            Bylaws of Plexus Corp., as amended         Exhibit 3(ii) to the 3/31/01 10-Q
                         through March 7, 2001

         4.1             Restated Articles of Incorporation of      Exhibit 3(i) above
                         Plexus Corp.

         4.2             (a) Amended and Restated Shareholder       Exhibit 1 to Plexus'
                         Rights Agreement, dated as of              Form 8-A/A filed
                         August 13, 1998, (as amended through       on December 6, 2000
                         November 14, 2000) between Plexus
                         and Firstar Bank, N.A. (n/k/a US Bank,
                         N.A.) as Rights Agent, including form
                         of Rights Certificates

                         (b) Agreement of Substitution and First
                         Amendment to the Amended and Restated
                         Shareholder Rights Agreement dated as
                         of December 5, 2002                                                                   X

         10.1            Supplemental Executive Retirement
                         Agreements dated as of September 19, 1996**:

                         (a) Peter Strandwitz                       Exhibit 10.1(a) to Plexus' Report
                                                                    on Form 10-K for the fiscal year
                                                                    ended September 30, 1996 ("1996
                                                                    10-K")

                         (b) John Nussbaum                          Exhibit 10.1(b) to 1996 10-K

                         (c) First Amendment Agreement to Exhibit 10.1 to
                         Plexus' Quarterly Supplemental Retirement Agreement
                         Report on Form 10-Q for the between Plexus and John
                         Nussbaum, as quarter ended December 31, 2000 of September 1, 1999, executed
                         December 29, 2000

         10.2            Forms of Change of Control
                         Agreements dated August 1, 1998 (or
                         thereafter) with **

                              Peter Strandwitz                      Exhibit 10.2 to Plexus' Report on
                              John L. Nussbaum                      Form 10-K for the fiscal year ended
                              Dean A. Foate                         September 30, 1998 ("1998


                              Thomas B. Sabol                       10-K")
                              F. Gordon Bitter (10/31/02)
                              David Clark
                              Thomas Czajkowski
                              Paul L. Ehlers
                              Joseph D. Kaufman
                              Lisa M. Kelley
                              J. Robert Kronser
                              David Rust (11/26/01)
                              George W. F. Setton (8/1/02)
                              Michael Verstegen

         10.3            Plexus Corp. 1998 Option Plan**            Exhibit A to the Registrant's
                                                                    definitive proxy statement for its
                                                                    1998 Annual Meeting of
                                                                    Shareholders

          10.4           (a) Credit Agreement dates as of           Exhibit 10.6(a) to Plexus' Annual
                         October 25, 2000, among Plexus, certain    Report on Form 10-K for the fiscal
                         Plexus subsidiaries and various            year ended September 30, 2000
                         signatory lending institutions whose       ("2000 10-K")
                         agents are ABN Amro Bank N.V.,
                         Firstar Bank, N.A. (n/k/a US Bank,
                         N.A.) and Bank One, N.A.

                         (b) Exhibits thereto                       Exhibit 10.6(b) to 2000 10-K

                         (c) First Agreement to Credit              Exhibit 10.1 to Plexus' Quarterly
                         Agreement and Waiver dated as of May       Report on Form 10-Q for the
                         13, 2002                                   quarter ended March 31, 2002

                         (d) Notice of Plexus dated November 9,                                                 X
                         2002, reducing credit line.

         10.5            (a) Lease Agreement between Neenah         Exhibit 10.8(a) to Plexus' Report
                         (WI) QRS 11-31, Inc. ("QRS: 11-31")        on Form 10-K for the year ended
                         and EAC, dated August 11, 1994*            September 30, 1994 ("1994
                                                                    10-K")

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

         10.6            Plexus Corp. 1995 Directors' Stock         Exhibit 10.10 to 1994 10-K
                         Option Plan**

         10.7            Plexus Corp. 1998 Management               Exhibit 10.10 to 1997 10-K
                         Incentive Compensation Plan**

         10.8            Promissory Note from Thomas Sabol          Exhibit 10.1 to Plexus' Report on
                         dated March 13, 2000 (repaid)              Form 10-Q for the quarter ended
                                                                    March 31, 2000


         10.9(a)       (a) Amended and Restated Receivables         Exhibit 10.1 to Plexus' Quarterly
                       Sale Agreement, dated July 1, 2001,          Report on Form 10-Q for the
                       between Plexus Services Corp. and            quarter ended June 30, 2001
                       Plexus ABS, Inc.                             ("6/30/01 10-Q")

                       (b) First Amendment to amended and           Exhibit 10.1 to Plexus' Quarterly
                       Restated Receivables Sale Agreement,         Report on Form 10-Q for the
                       dated June 28, 2002, between Plexus          quarter ended June 30, 2002
                       Services Corp. and Plexus ABS, Inc.          ("6/30/02 10-Q")

           10.10       (a) Receivables Purchase Agreement           Exhibit 10.10(a) to 2000 10-K
                       dated as of October 6, 2000, among
                       Plexus, Preferred Receivables Funding
                       Corporation and Bank One, NA

                       (b) First Amendment to the Receivables       Exhibit 10.2 to Plexus' 6/30/01
                       Purchase Agreement, dated July 1, 2001       10-Q

                       (a)(c) Second Amendment to                   Exhibit 10.2(a) to the 6/30/02
                       Receivables Purchase Agreement,              10-Q
                       dated October 3, 2001

                       (d) Limited Waiver and Third Amendment       Exhibit 10.2(b) to the 6/30/02
                       to Receivables Purchase Agreement,           10-Q
                       dated April 25, 2002

                       (e) Fourth Amendment to Receivables          Exhibit 10.2(c) to the 6/30/02
                       Purchase Agreement, dated June 28,           10-Q
                       2002

                       (f) Fifth Amendment to Receivables
                       Purchase Agreement, dated September
                       30, 2002                                                                                  X

                       (g) Limited Waiver and Sixth
                       Amendment to Receivables Purchase
                       Agreement, dated December 4, 2002                                                         X

         10.11         Plexus Corp. Executive Deferred              Exhibit 10.17 to 2000 10-K
                       Compensation Plan**

         10.12         Form of Split Dollar Life Insurance          Exhibit 10.18 to 2000 10-K
                       Agreements between Plexus and each of:**
                       Thomas B. Sabol
                       Dean A. Foate
                       J. Robert Kronser
                       Joseph D. Kaufman
                       Paul L. Ehlers
                       Michael Verstegen
                       David Clark

        10.13          Employment Agreement dated as of             Exhibit 10.3 to the 6/30/02 10-Q
                       July 1, 2002, by and between Plexus
                       Corp. and Dean A. Foate**

        10.14          Employment Agreement, dated as of            Exhibit 10.4 to the 6/30/02 10-Q
                       July 1, 2002, by and between Plexus
                       Corp. and Thomas B. Sabol

        10.15          Asset Purchase Agreement, dated as of        Exhibit 10.15 to Plexus' Report on
                       November 28, 2001, among Plexus,             Form 10-K for the fiscal year
                       MCMS, Inc. and various subsidiaries of       ended September 30, 2001
                       MCMS*

        10.16          (a) Payment and Securities Agreement         Exhibit 10.1 to Plexus' Quarterly
                       dated as of January 3, 2002 by and           Report on Form 10-Q for the
                       among Plexus, Plexus Services Corp.          quarter ended December 31, 2001
                       and MemoryLink Corp.

                       (b) Amendment No. 1 thereto dated
                       September 16, 2002                                                                       X

          21           List of Subsidiaries                                                                     X

          23           Consent of PricewaterhouseCoopers LLP                                                    X

          24           Power of Attorney                                                          (Signature Page
                                                                                                      Hereto)
         99.1          Certification of the CEO pursuant to 18
                       U.S.C. Section 1350, as adopted
                       pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002                                                               X

         99.2          Certification of the CFO pursuant to 18
                       U.S.C. Section 1350, as adopted
                       pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002                                                               X

----------------------
* Excludes certain schedules and/or exhibits, which will be furnished to the Commission upon request.
**Designates management compensatory plans or agreements.