Form 10-Q
period 2002-12-31
PLEXUS CORP
filed 2003-02-13
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)            Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                     For the Quarter ended December 31, 2002

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


                    Yes   X                  No
                        -----                  -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

                    Yes                      No        [Not yet applicable]
                        -----                  -----


         As of February 7, 2003 there were 42,265,703 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                December 31, 2002


PART I.  FINANCIAL INFORMATION....................................................................................3

         Item 1.  Consolidated Financial Statements...............................................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE INCOME AND (LOSS).................................................................3

                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

                  "SAFE HARBOR" CAUTIONARY STATEMENT.............................................................13

                  OVERVIEW.......................................................................................13

                  MERGERS AND ACQUISITIONS.......................................................................14

                  RESULTS OF OPERATIONS..........................................................................14

                  LIQUIDITY AND CAPITAL RESOURCES................................................................16

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................17

                  ADDITIONAL DISCLOSURES CONCERNING LIQUIDITY AND CAPITAL
                  RESOURCES, INCLUDING "OFF-BALANCE SHEET" ARRANGEMENTS..........................................18

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................20

                  RISK FACTORS...................................................................................22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................28

         Item 4.  Controls and Procedures........................................................................29



PART II - OTHER INFORMATION......................................................................................30

         Item 6.   Exhibits and Reports on Form 8-K..............................................................30



SIGNATURE........................................................................................................30



CERTIFICATIONS...................................................................................................31

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME AND (LOSS)
                      (in thousands, except per share data)
                                    Unaudited



                                                                                          Three Months Ended
                                                                                        ----------------------
                                                                                             December 31,
                                                                                          2002          2001
                                                                                        ---------    ---------
Net sales                                                                               $ 205,379    $ 200,218
Cost of sales                                                                             189,839      184,747
                                                                                        ---------    ---------

  Gross profit                                                                             15,540       15,471

Operating expenses:
   Selling and administrative expenses                                                     16,755       13,970
   Restructuring costs                                                                     31,840        2,800
   Amortization of goodwill                                                                     -        1,296
                                                                                        ---------    ---------

                                                                                           48,595       18,066
                                                                                        ---------    ---------

  Operating loss                                                                          (33,055)      (2,595)

Other income (expense):
  Interest expense                                                                           (773)      (1,352)
  Miscellaneous                                                                               518          630
                                                                                        ---------    ---------

  Loss before income taxes and cumulative effect of change in accounting for goodwill     (33,310)      (3,317)

Income tax benefit                                                                        (12,478)      (1,294)
                                                                                        ---------    ---------

  Loss before cumulative effect of change in accounting for goodwill                      (20,832)      (2,023)

  Cumulative effect of change in accounting for goodwill, net of income
    tax benefit of $4,755                                                                 (23,482)           -
                                                                                        ---------    ---------


  Net loss                                                                              $ (44,314)   $  (2,023)
                                                                                        =========    =========

Earnings per share:
  Basic
    Loss before cumulative effect of change in accounting for goodwill                  $   (0.49)   $   (0.05)
    Cumulative effect of change in accounting for goodwill                                  (0.56)           -
                                                                                        ---------    ---------
    Net loss                                                                            $   (1.05)   $   (0.05)
                                                                                        =========    =========

  Diluted
    Loss before cumulative effect of change in accounting for goodwill                  $   (0.49)   $   (0.05)
    Cumulative effect of change in accounting for goodwill                                  (0.56)           -
                                                                                        ---------    ---------
    Net loss                                                                            $   (1.05)   $   (0.05)
                                                                                        =========    =========

Weighted average shares outstanding:
   Basic                                                                                   42,069       41,782
                                                                                        =========    =========
   Diluted                                                                                 42,069       41,782
                                                                                        =========    =========

Comprehensive income and (loss):
   Net loss                                                                             $ (44,314)   $  (2,023)
   Foreign currency hedges and translation adjustments                                      1,223         (354)
                                                                                        ---------    ---------
Comprehensive loss                                                                      $ (43,091)   $  (2,377)
                                                                                        =========    =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                      December 31,       September 30,
                                                                          2002               2002
                                                                      ------------       ------------

ASSETS
Current assets:
    Cash and cash equivalents                                         $     63,067       $     63,347
    Short-term investments                                                  39,999             53,025
    Accounts receivable, net of allowance of $4,400
     and $4,200, respectively                                               90,905             95,903
    Inventories                                                            104,019             94,032
    Deferred income taxes                                                   27,911             21,283
    Prepaid expenses and other                                              14,915             14,221
                                                                      ------------       ------------

                   Total current assets                                    340,816            341,811

Property, plant and equipment, net                                         161,706            170,834
Goodwill                                                                    31,513             64,957
Deferred income taxes                                                       11,112                355
Other                                                                        5,110              5,988
                                                                      ------------       ------------

                      Total assets                                    $    550,257       $    583,945
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations                      $      1,726       $      1,652
    Accounts payable                                                        66,101             67,310
    Customer deposits                                                       13,589             13,904
    Accrued liabilities:
       Salaries and wages                                                   15,217             17,505
       Other                                                                28,281             21,586
                                                                      ------------       ------------

                      Total current liabilities                            124,914            121,957

Capital lease obligations, net of current portion                           24,960             25,356
Other liabilities                                                           12,045              5,943

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                  -                  -
    Common stock, $.01 par value, 200,000 shares authorized, 42,128
     and 42,030 shares issued and outstanding, respectively                    421                420
    Additional paid-in capital                                             257,323            256,584
    Retained earnings                                                      126,504            170,818
    Accumulated other comprehensive income                                   4,090              2,867
                                                                      ------------       ------------

                                                                           388,338            430,689
                                                                      ------------       ------------

                    Total liabilities and shareholders' equity        $    550,257       $    583,945
                                                                      ============       ============


            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                   Three Months Ended
                                                                      December 31,
                                                                 ----------------------
                                                                    2002         2001
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (44,314)   $  (2,023)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                                    7,375        8,392
    Cumulative effect of change in accounting for goodwill          28,237            -
    Non-cash restructuring costs                                    16,922          647
    Deferred income taxes                                          (17,385)      (2,066)
    Net repayments under asset securitization facility              (3,614)      (3,765)
    Income tax benefit from stock option award plans                   249          466
    Changes in assets and liabilities:
       Accounts receivable                                           8,812       29,987
       Inventories                                                  (9,814)      20,917
       Prepaid expenses and other                                     (359)     (10,270)
       Accounts payable                                             (1,314)      (4,376)
       Customer deposits                                              (318)      (1,251)
       Accrued liabilities                                          12,703        3,351
       Other                                                          (301)        (766)
                                                                 ---------    ---------

         Cash flows provided by (used in) operating activities      (3,121)      39,243
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                      13,026       20,300
Payments for property, plant and equipment                         (10,667)      (6,650)
Other                                                                    -           64
                                                                 ---------    ---------

         Cash flows provided by investing activities                 2,359       13,714
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                       -      100,188
Payments on debt and capital lease obligations                        (437)    (104,897)
Proceeds from exercise of stock options                                491          374
                                                                 ---------    ---------

         Cash flows provided by (used in) financing activities          54       (4,335)
                                                                 ---------    ---------

Effect of foreign currency translation on cash and cash
      equivalents                                                      428          (53)
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents                  (280)      48,569
Cash and cash equivalents:
       Beginning of period                                          63,347       84,591
                                                                 ---------    ---------
       End of period                                             $  63,067    $ 133,160
                                                                 =========    =========




            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of operations for the three months ended December 31, 2002 and 2001, and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                   December 31,            September 30,
                                       2002                    2002
                                   ------------            -------------
         Assembly parts             $  70,776                 $  64,085
         Work-in-process               24,262                    24,507
         Finished goods                 8,981                     5,440
                                    ---------                 ---------
                                    $ 104,019                 $  94,032
                                    =========                 =========

NOTE 3 - ASSET SECURITIZATION FACILITY

         In fiscal 2001, the Company entered into and amended an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. As of December 31, 2002, the total available funding amount under the asset securitization facility was approximately $13.0 million, all of which was utilized. As a result, accounts receivable has been reduced by $13.0 million for the off-balance sheet financing. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interest sold as services for ABS and the financial institutions. The agreement expires in September 2003. For the three months ended December 31, 2002 and 2001, the Company incurred financing costs of $0.1 million and $0.2 million, respectively under the asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income and (Loss). In addition, the net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

         In both December 2002 and January 2003, the Company, along with its banking partners, amended its receivables purchase agreement to allow it to revise certain covenants and be in compliance with these covenants.

NOTE 4 -- DEBT

         Effective November 9, 2002, the Company reduced its maximum borrowing capacity under its unsecured revolving credit facility (the "Credit Facility") to $150 million from $250 million. Effective December 26, 2002, the

Company terminated the Credit Facility. No amounts were outstanding during the first quarter of fiscal 2003. The Company's termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of restructuring costs in the first quarter of fiscal 2003 (see Note 11). As a result of the termination of the Credit Facility, the Company wrote-off unamortized deferred financing costs of approximately $0.5 million.

NOTE 5 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   Three Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                  2002           2001
                                                                --------       --------
Earnings:
     Loss before cumulative effect of change
        in accounting for goodwill                              $(20,832)      $ (2,023)
     Cumulative effect of change in accounting
        for goodwill, net of income tax benefit of $4,755        (23,482)             -
                                                                --------       --------
     Net loss                                                   $(44,314)      $ (2,023)
                                                                ========       ========

Basic weighted average common shares outstanding                  42,069         41,782
Dilutive effect of stock options                                       -              -
                                                                --------       --------
Diluted weighted average shares outstanding                       42,069         41,782
                                                                ========       ========

Basic and diluted earnings per share:
    Loss before cumulative effect of change
      in accounting for goodwill                                $  (0.49)      $  (0.05)
    Cumulative effect of change in accounting
      for goodwill, net of income taxes                            (0.56)             -
                                                                --------       --------
    Net loss                                                    $  (1.05)      $  (0.05)
                                                                ========       ========


         For the three months ended December 31, 2002 and 2001, stock options to purchase approximately 3.5 million and 2.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 6 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, tests those assets for impairment at least annually with any related losses recognized in earnings when incurred.

         SFAS No. 142 requires the Company to perform a transitional goodwill impairment evaluation. Step one of the evaluation requires the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company completed step one of the evaluation and concluded that it had material goodwill impairment at certain of its North American locations, since the estimated fair values based on expected future discounted cash flows to be generated from such locations was significantly less than the carrying values.

         In the second step, the Company compared the implied fair value of each location's goodwill, determined by allocating the fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation for an acquired business, to its carrying amount, both of which would be measured at the date of adoption. In connection with allocating the fair value of the locations to the various assets and liabilities, the Company obtained independent valuations of any unrecognized intangible assets and fixed assets. Upon completion of step two, the Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) at certain of its North American locations, which are recognized as a cumulative effect of a change in accounting for goodwill in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income and (Loss). See Note 11 for discussion of additional goodwill impairment resulting from restructuring actions taken in the first quarter of fiscal 2003.

         The following sets forth a reconciliation of net loss and earnings per share information for the three months ended December 31, 2002 and 2001 adjusted to exclude goodwill amortization, net of income tax (in thousands, except per share data):

                                                                  Three Months Ended
                                                                     December 31,
                                                                -----------------------
                                                                  2002           2001
                                                                --------       --------
 Reported loss before cumulative effect of change
   in accounting for goodwill                                   $(20,832)      $ (2,023)
 Add back: goodwill amortization, net of income taxes                  -          1,090
                                                                --------       --------
 Adjusted loss before cumulative effect of change in
   accounting for goodwill                                       (20,832)          (933)
 Cumulative effect of change in accounting
   for goodwill, net of income taxes                             (23,482)             -
                                                                --------       --------
Adjusted net loss                                               $(44,314)      $   (933)
                                                                ========       ========

 Basic weighted average common shares outstanding                 42,069         41,782
 Dilutive effect of stock options                                      -              -
                                                                --------       --------
 Diluted weighted average shares outstanding                      42,069         41,782
                                                                ========       ========

 Basic and diluted earnings per share:
   Reported loss before cumulative effect of change
     in accounting for goodwill                                 $  (0.49)      $  (0.05)
   Add back: goodwill amortization, net of income taxes                -           0.03
                                                                --------       --------
   Adjusted loss before cumulative effect of change in
     accounting for goodwill                                       (0.49)         (0.02)
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                             (0.56)             -
                                                                --------       --------
   Adjusted net loss                                            $  (1.05)      $  (0.02)
                                                                ========       ========

         The changes in the carrying amount of goodwill for the three months ended December 31, 2002 and the fiscal year ended September 30, 2002 are as follows (amounts in thousands):

        BALANCE AS OF OCTOBER 1, 2001                              $   70,514
         Amortization                                                  (5,203)
         Finalization of purchase accounting                           (1,684)
         Foreign currency translation adjustments                       1,330
                                                                   ----------
        BALANCE AS OF SEPTEMBER 30, 2002                               64,957
         Cumulative effect of change in accounting for goodwill       (28,237)
         Impairment charge (See Note 11)                               (5,595)
         Foreign currency translation adjustments                         388
                                                                   ----------
        BALANCE AS OF DECEMBER 31, 2002                            $   31,513
                                                                   ==========

         The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to customer lists and patents with useful lives from 1 to 15 years. The Company has no identifiable intangibles that are not subject to amortization. During the three months ended December 31, 2002, there were no additions to identifiable intangible assets. Intangible asset amortization expense was nominal for the three months ended December 31, 2002, and $0 for the three months ended December 31, 2001.

NOTE 7 -- ACQUISITION

         In January 2002, the Company acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42.0 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The results from MCMS' operations are reflected in the Company's financial statements from the date of acquisition. No goodwill resulted from this acquisition. The Company incurred approximately $0.3 million of acquisition costs in the second quarter of fiscal 2002 associated with this acquisition. Due to unique aspects of this acquisition, pro forma financial information is not meaningful and is therefore not presented. The factors leading to this determination included the selective MCMS assets acquired by the Company, the limited assumption of liabilities and the exclusion of certain customer relationships which were formerly significant to MCMS.

NOTE 8 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of December 31, 2002, the Company had 24 manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the asset (in thousands):

                                                           Three months ended
                                                              December 31,
                                                         ----------------------
                                                           2002           2001
                                                         --------      --------
         Net sales:

                             North America               $183,418      $182,894
                             Europe                        14,075        17,324
                             Asia                           7,886             -
                                                         --------      --------
                                                         $205,379      $200,218
                                                         ========      ========


                                                       December 31,   September 30,
                                                          2002            2002
                                                       ------------   -------------
Long-lived assets:

                             North America               $157,041      $199,478
                             Europe                        35,252        35,796
                             Asia                           6,036         6,505
                                                         --------      --------
                                                         $198,329      $241,779
                                                         ========      ========

NOTE 9 - GUARANTEES

         In November 2002, Financial Accounting Standards Board Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, however, the Company was required to adopt the disclosure requirements of FIN No. 45 in both annual and interim financial statements effective for its first fiscal quarter of 2003.

         As of December 31, 2002, the Company offers certain indemnifications under its asset securitization facility, leases and customer manufacturing agreements. The Company does not, nor is it required to, estimate a liability for the fair value of its indemnification obligations existing at December 31, 2002. However, for all indemnifications or guarantees meeting the FIN No. 45 requirements of an obligation and issued by the Company subsequent to December 31, 2002, the Company will be required to recognize a liability for the fair value of such obligations.

         Under the Company's asset securitization facility agreement with ABS (see Note 3), the Company is obligated to indemnify the participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangement. The indemnification expires with the expiration of the agreement in September 2003. The Company is unable to estimate the maximum potential amount of future payments under its indemnification due to the uncertainties inherent in predicting potential regulatory changes.

         Under certain of the Company's leases, the Company is obligated to indemnify for loss of capital allowances or reductions in after-tax returns as a result of any changes in tax laws or regulations occurring subsequent to lease commencement. The indemnification provisions expire with the respective lease agreements during fiscal 2004. The Company is unable to estimate the maximum potential amount of future payments under its indemnifications due to the uncertainties inherent in predicting potential regulatory changes.

         In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of our manufacturing agreements have extended broader indemnification. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company's adherence to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers.

         In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed upon testing criteria for periods ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company is obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company's warranty excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

         The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

         Below is a table summarizing the warranty activity for the first quarter of fiscal 2003 (in thousands):


             Limited warranty liability, as of October 1, 2002          $1,246

             Accruals for warranties issued during the period               44
             Accruals related to pre-existing warranties                    23
             Settlements (in cash or in kind) during the period            (49)
                                                                        ------

             Limited warranty liability, as of December 31, 2002        $1,264
                                                                        ======

NOTE 10 - CONTINGENCIES

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The Company had requested a stay of action pending developments in other related litigation, which has been granted. The Company believes the vendors from which the patent-related equipment was purchased may contractually indemnify the Company. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment would not be material to the consolidated financial position of the Company or the results of its operations.

         In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 11 - RESTRUCTURING COSTS

         During the first quarter of fiscal 2003 and 2002, the Company recorded restructuring charges totaling $31.8 million and $2.8 million, respectively. These charges were taken in response to reductions in the Company's sales and rates of capacity utilization.

         In the first quarter of fiscal 2003, the Company's most significant restructuring actions included the planned closure of its San Diego, California manufacturing facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and the elimination of the facility's work force. The San Diego facility will be phased out of operation by approximately June 2003. As of September 30, 2002, the San Diego location had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of the Company's transitional impairment evaluation under SFAS No. 142 (see Note 6) and $5.6 million was impaired as a result of the Company's intent to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operations in Seattle, Washington; Neenah, Wisconsin and the United Kingdom ("UK"). For leased facilities that will be abandoned and subleased, the restructuring charge was based on future lease payments subsequent to abandonment, less estimated sublease income. For the equipment write-off, the restructuring charge was based on fair value estimated by using existing market prices for similar assets less costs to sell. The first quarter fiscal 2003 employee termination costs include severance associated with the Company's December 2002 announcement that will affect approximately 400 employees and severance associated with previous announcements that affected approximately 100 employees.

         In the first quarter of fiscal 2002, the Company's restructuring costs included $1.2 million for employee termination and severance, $1.0 million for lease obligation and other exit activities and $0.6 million for non-cash asset write-downs. The employee terminations resulted in the elimination of approximately 90 employees. As of September 30, 2002, recorded liabilities related to these restructuring activities were not significant.

         Below is a table summarizing the restructuring activity for the first fiscal quarter of fiscal 2003:

                                   EMPLOYEE
                               TERMINATION AND     LEASE OBLIGATIONS       NON-CASH ASSET
                               SEVERANCE COSTS   AND OTHER EXIT COSTS       WRITE-DOWNS           TOTAL
                               ---------------------------------------------------------------------------

Accrued balance,                   $    540             $  2,957             $      -           $  3,497
September 30, 2002

Restructuring charges                 5,252                9,666               16,922             31,840
Amounts utilized                     (1,496)              (1,540)             (16,922)           (19,958)
                                   --------             --------             --------           --------
Accrued balance,
December 31, 2002                  $  4,296             $ 11,083             $      -           $ 15,379
                                   ========             ========             ========           ========

         Non-cash asset write-downs in the above table includes $5.6 million of goodwill impairment.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective

October 1, 2002. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company adopted SFAS No. 144 effective October 1, 2002. The Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146, effective January 1, 2003, may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities, but will not have a material impact on its financial position or results of operations.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for the Company in its second fiscal quarter of 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated results of operations or financial position.

 NOTE 13 -- RECLASSIFICATIONS

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

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

         - our ability to secure new customers and maintain our current customer base,

         -    the results of cost reduction efforts,

         - the impact of capacity utilization and our ability to manage fixed costs,

         -    the effects of facilities closures and restructurings,

         - material cost fluctuations and the adequate availability of components and related parts for production,

         -    the effect of changes in average selling prices,

         -    the effect of start-up costs of new programs,

         -    the effect of general economic conditions and world events,

         -    the effect of the impact of increased competition and

         - other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission filings.

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 22.

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

MERGERS AND ACQUISITIONS

         In January 2002, we acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42.0 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The results from MCMS' operations are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. We incurred approximately $0.3 million of acquisition costs in the second quarter of fiscal 2002 associated with the acquisition of MCMS.

RESULTS OF OPERATIONS

         Net sales. Net sales for the three months ended December 31, 2002, increased 3 percent to $205 million from $200 million for the three months ended December 31, 2001. Net sales for the first quarter of fiscal 2003 included approximately $18 million, or 9 percent of sales, related to the acquired MCMS operations. Our sales levels reflect the continued slowdown in technology markets, primarily in the network/datacommunications/telecom and industrial/commercial industries, which have been further impacted by reduced end-market demand and reduced capital resources of companies in these industries. The slowdown in the technology markets was offset, in part, by increased sales levels to the medical industry. The factors affecting the technology markets will continue to affect our second quarter sales. Based on customer indications to date, we currently expect second quarter sales to be in the range of $190 million to $200 million. However, our results will ultimately depend on the actual order levels.

         Our largest customers for the three months ended December 31, 2002, were General Electric Company (GE) and Siemens Medical Systems, Inc., which accounted for 13 percent and 11 percent of sales, respectively. In the comparable three months ended December 31, 2001, GE accounted for 12 percent of sales and was the only customer representing 10 percent or more of sales. Sales to our ten largest customers accounted for 57 percent of sales for the three months ended December 31, 2002 compared to 51 percent for the three months ended December 31, 2001. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations.

         Our sales by industry for the three months ended December 31, 2002 and 2001, respectively, by industry were as follows:

            INDUSTRY                                      2002          2001
            --------                                      ----          ----
            Networking/Datacommunications/Teleco           35%           36%
            Medical                                        34%           29%
            Industrial/Commercial                          14%           20%
            Computer                                       12%            8%
            Transportation/Other                            5%            7%

         Gross profit. Gross profit for both of the three months ended December 31, 2002 and 2001 were $15.5 million. The gross margin for the three months ended December 31, 2002, was 7.6 percent as compared to 7.7 percent for the three months ended December 31, 2001. The decline in gross margin was due primarily to reduced manufacturing capacity utilization.

         Overall gross margins continue to be affected by relatively low sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications/telecom and industrial/commercial industries, and more specifically, the impact of reduced demand on our capacity utilization. Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the three months ended December 31, 2002, increased to $16.8 million from $14.0 million for the three months ended December 31, 2001. As a percentage of net sales, S&A expenses were 8.2 percent for the three months ended December 31, 2002, as compared to 7.0 percent for the three months ended December 31, 2001. The increase in dollar terms and percentage of net sales was due primarily to additional investment for information technology systems support related to the roll-out of our new enterprise resource planning ("ERP") platform. During the first quarter of fiscal 2003, we converted one manufacturing facility to the new platform, which together with two conversions in late fiscal 2002 has resulted in additional training and implementation costs. Training and implementation cost are expected to continue over the next two years as we convert our remaining facilities to the new ERP platform. In addition, S&A expenses in the first quarter of fiscal 2003 are higher than the first quarter of fiscal 2002 as a result of the acquisition of the MCMS operations.

         Effective the first quarter of fiscal 2003, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill. However, we will be required to perform annual impairment tests to determine goodwill impairment, if any, which could materially affect the results in any given period. See discussion below under "Cumulative effect of change in accounting for goodwill."

         During the first quarter of fiscal 2003, we recorded pre-tax restructuring charges totaling $31.8 million. These charges were taken in response to reductions in our end-market demand, including the decision of the largest customer of our San Diego facility to transition two new programs to non-Plexus facilities, and to improve our capacity utilization.

         Our primary restructuring actions included the planned closure of our San Diego, California manufacturing facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and the elimination of the facility's work force. The San Diego facility will be phased out of operations by approximately June 2003. As of September 30, 2002, our San Diego location had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of our transitional impairment evaluation under SFAS No. 142 (see discussion below under "Cumulative effect of change in accounting for goodwill") and $5.6 million was impaired as a result of our decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operations in Seattle, Washington; Neenah, Wisconsin and the United Kingdom. The first quarter fiscal 2003 employee termination costs include severance associated with our December 2002 announcement that will affect approximately 400 employees, and severance associated with previous announcements that affected approximately 100 employees.

         In the first quarter of fiscal 2002, we recorded restructuring charges totaling $2.8 million. These charges were taken in response to reductions in our sales levels and capacity utilization and included the reduction of our work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs affected approximately 90 employees.

         Our pre-tax restructuring charges in the first quarters of fiscal 2003 and 2002 are summarized as follows:

                                                       2002      2001
                                                       ----      ----
                Fixed asset impairment               $11,327   $   647
                Lease exit costs                       9,666       974
                Write-off of goodwill                  5,595     1,179
                Severance costs                        5,252         -
                                                     -------   -------
                         Total restructuring costs   $31,840   $ 2,800
                                                     =======   =======

         Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required at certain of our North American locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Condensed Consolidated Statements of Operations and Comprehensive Income and (Loss).

         Income taxes. Our income tax benefit increased to $17.2 million for the three months ended December 31, 2002 from $1.3 million for the three months ended December 31, 2001. Our effective income tax rate decreased to approximately 28 percent for the three months ended December 31, 2002 from approximately 39 percent for the three months ended December 31, 2001. The decrease in the effective tax rate is due primarily to non-deductible goodwill impairment expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities were $3.1 million for the three months ended December 31, 2002, compared to cash flows provided by operating activities of $39.2 million for the three months ended December 31, 2001. During the three months ended December 31, 2002, cash used in operating activities was affected by increased deferred taxes and inventory and a decrease in accounts payable offset, in part, by decreases in accounts receivable and increases in accrued and other liabilities. During the three months ended December 31, 2002, we also reduced the amount outstanding under our asset securitization facility by approximately $3.6 million.

         For the three months ended December 31, 2002, actual days sales outstanding represented by our accounts receivable decreased to 47 days from 48 days for the three months ended September 30, 2002. Included in this calculation is the addback of amounts utilized under the asset securitization facility to accounts receivable in the determination of days sales outstanding (this amount was $13.0 million and $16.6. million as of December 31, 2002 and September 30, 2002, respectively). Our annualized inventory turns declined to 7.7 turns for the three months ended December 31, 2002 from 8.1 turns for the three months ended September 30, 2002. Inventories increased primarily due to initial raw material stocking for several new programs.

         Cash flows provided by investing activities totaled $2.4 million for the three months ended December 31, 2002. The primary sources were sales and maturities of short-term investments, which were offset by payments for property, plant and equipment.

         We utilize available cash and operating leases to finance our operating requirements. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of directly financing the equipment purchase. We currently estimate capital expenditures for fiscal 2003 will be approximately $28 million to $32 million, of which approximately $10.7 million was made during the first quarter of fiscal 2003.

         Cash flows provided by financing activities totaling $0.1 million for the three months ended December 31, 2002 primarily represent proceeds from exercise of stock options off-set, in part, by net payments on capital lease obligations. The ratio of total liabilities to equity was approximately 0.4 to 1 as of December 31, 2002, and September 30, 2002.

         Effective November 9, 2002, we reduced our maximum borrowing capacity under our unsecured revolving credit facility (the "Credit Facility") to $150 million from $250 million. Effective December 26, 2002, we terminated the Credit Facility. No amounts were outstanding under the Credit Facility during the first quarter of fiscal 2003. Our termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. At the date of termination of the Credit Facility, we wrote-off unamortized deferred financing costs of approximately $0.5 million. During fiscal 2003 we anticipate negotiating a replacement to the Credit Facility, although we cannot assure whether, or under what terms, a new credit facility will be available. While the availability of a credit facility enhances our corporate liquidity, we do not believe that lack of such a facility would materially affect our operations or financial condition in the foreseeable future. Our leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements through fiscal 2003 and the foreseeable future.

         In fiscal 2001, we entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. As of December 31, 2002, we had utilized the maximum amount currently available of $13.0 million. As a result, accounts receivable have been reduced by $13.0 million as of December 31, 2002, while long-term debt and capital lease obligations do not include this $13.0 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

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

         Our accounting policies are disclosed in our 2002 Report on Form 10-K. During the first quarter of fiscal 2003, the only material change to these policies related to our accounting for intangible assets. Modifications were also made in our policy for accounting for the impairment of long-lived assets, however, such changes did not have a material affect on our financial position or results of operation. Our more critical accounting policies are as follows:

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

         Impairment of Long-Lived Assets -- We adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" effective October 1, 2002. SFAS modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed in SFAS No. 142 as described below. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from it undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20 "Accounting Changes."

         Intangible Assets - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead, test those assets for impairment at least annually, with any related losses recognized in earnings when incurred, rather than being amortized as previous standards required.

         Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Condensed Consolidated Statements of Operations and Comprehensive Income and (Loss). See
Note 6 to the Notes to Condensed Consolidated Financial Statements.

         Restructuring Costs -- From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment, less estimated sublease income. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets less costs to sell. In the first quarter of fiscal 2003, we recorded restructuring charges totaling $31.8 million. See Note 11 in the Notes to Condensed Consolidated Financial Statements. See New Accounting Pronouncements below for discussion of SFAS No. 146, which effective January 1, 2003 may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities.

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

        On December 26, 2002, we terminated our Credit Facility. No amounts were outstanding under the Credit Facility during the first quarter of fiscal 2003. Our termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. It is our intention to seek to replace the existing Credit Facility with a comparable facility. However, we cannot assure whether, or under what terms, a new credit facility will be available. While the availability of a credit facility facilitates corporate operations, we do not believe that lack of such a facility would materially affect our operations or financial condition in the foreseeable future.

    b. Circumstances could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified investment grade credit rating, level of earnings, earnings per share, financial ratios, or collateral.

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

2.   Off-Balance Sheet Arrangements

         FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. We disclosed in Footnote 4 to the financial statements in our 2002 Report on Form 10-K and Footnote 3 to our financial statements for the three months ended December 31, 2002 in this Report of Form 10-Q, an asset securitization facility that we entered into in fiscal 2001. Plexus' wholly owned, limited purpose subsidiary, Plexus ABS Inc., has agreed to purchase up to $50 million of receivables from Plexus and sell participating interests to financial institutions. As of December 31, 2002, the total available funding amount under the asset securitization facility was approximately $13.0 million, all of which was utilized. Any interests sold to the financial institutions are removed from the balance sheet, as we have no risk of loss on such receivables since they are sold without recourse. In December 2002 and January 2003, we, along with our banking partners, amended our receivables purchase agreement to allow us to revise certain covenants and be in compliance with these covenants.

         We also lease various assets under both capital and operating leases. The aggregate payments under the capital leases and operating leases are disclosed in Footnotes 4 and 9, respectively, to our financial statements in our 2002 Report on Form 10-K, and are summarized in the following subsection. There were no significant changes to these lease arrangements during the first quarter of fiscal 2003.

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

         We are no different than most other registrants in that our disclosures are located in various parts of our regulatory filings including, Footnotes 1, 4, 6, 9, and 11 to our financial statements in our 2002 Report on Form 10-K, and Footnotes 1, 3 and 9 to our financial statements for the three months ended December 31, 2002 in this report. In addition, we prepared schedules as of December 31, 2002 suggested by the SEC in FR -61. Information in the following table is in thousands as of December 31, 2002.

                                                           PAYMENTS DUE BY FISCAL PERIOD
        CONTRACTUAL OBLIGATIONS                    REMAINING IN                                2008 AND
                                        TOTAL          2003        2004-2005     2006-2007    THEREAFTER
Capital Lease Obligations              $ 47,768      $  3,001      $  7,390      $  5,914      $ 31,463
Operating Leases                         92,994        11,818        25,854        19,959        35,363

Unconditional Purchase Obligations*           -             -             -             -             -
Other Long-Term Obligations**                 -             -             -             -             -
                                       --------      --------      --------      --------      --------
  Total Contractual Cash Obligations   $104,762      $ 14,819      $ 33,244      $ 25,873      $ 66,826
                                       ========      ========      ========      ========      ========

* - There are no unconditional purchase obligations other than inventory and property, plant and equipment purchases in the ordinary course of business.

** - As of December 31, 2002, other than our off-balance sheet asset securitization facility ($13.0 million outstanding as of December 31, 2002, out of a maximum of $50 million which may be available, subject to various tests, under the facility), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         We do not have any trading activities that include non-exchange traded contracts accounted for at fair value.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         We disclosed the effects of transactions with a related party in Note 1 to our Consolidated Financial Statements in our fiscal 2002 Report on Form 10-K. There were no other significant transactions with related and certain other parties.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No 143 effective October 1, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

         In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. We adopted SFAS No. 144 effective October 1, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We anticipate that the adoption of SFAS No. 146 may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities, but will not have a material impact on our financial position or results of operations.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. SFAS No. 148 is effective for us in our second fiscal quarter of 2003. We do not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, do not anticipate the adoption of SFAS No. 148 to have a significant impact on our future results of operations or financial position.

          In November 2002, the Financial Accounting Standards Board ("FASB") Issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires us, at the time we issue a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborate on existing disclosure requirements. The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002; however, we were required to adopt the disclosure requirements of FIN No. 45 in both annual and interim financial statements effective for our first fiscal quarter of 2003. Since we are only required to recognize a liability for new guarantees issued subsequent to December 31, 2002, we are unable to quantify the future financial statement impact of adopting FIN No. 45. Therefore, our adoption of the initial recognition requirements of FIN No. 45 may have a significant impact on our future results of operations and financial position.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for us commencing with our fiscal year 2004 and is not expected to have a material impact on our consolidated results of operations or financial position.

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A continued slowdown in the U.S. or global economies, or in particular in the industries served by us, may result in our customers further reducing their forecasts. Our sales have been, and we expect them to continue to be, impacted by the slowdown in the networking/datacommunications/telecom, industrial/commercial and computer markets, which have been impacted by reduced end-market demand and reduced availability of capital resources to fund existing and emerging technologies. These factors have and continue to contribute substantially to our net sales levels. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

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

         Sales to our ten largest customers have represented a majority or near majority of our sales in recent periods. Our ten largest customers accounted for approximately 57 percent, and 51 percent of our net sales for the three months ended December 31, 2002 and 2001, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. For example, the primary customer of our San Diego, California facility provided us notice in December 2002 of its intent to move two new programs to other non-Plexus facilities during our second quarter of fiscal 2003; as a consequence, we are closing that facility and took significant restructuring charges in the first quarter of fiscal 2003. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

FAILURE TO MANAGE OUR GROWTH AND OUR CONTRACTION MAY SERIOUSLY HARM OUR
BUSINESS.

         We have experienced rapid growth in recent years, both internally and through acquisitions, even though the most recent periods have seen reductions in sales levels. This growth has placed, and would continue to place, significant strain on our operations. To manage any future growth effectively, we must continue to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, manage and motivate our employees. If we are unable to manage future growth effectively, our operating results could be harmed.

         Periods of contraction or reduced sales, such as fiscal 2002 and to date in fiscal 2003, also create tensions and challenges. We must determine whether all facilities remain productive and determine how to respond to changing levels of customer demand. While maintenance of facilities increases short-term costs, too much capacity reduction could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity can affect our results in both the short-term and long-term.

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         As part of the MCMS acquisition in January 2002, we acquired operations located in China and Malaysia. In addition, we acquired operations in Mexico and the United Kingdom in fiscal 2000. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 4 to 10 years, which may or may not be renewed.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

         In addition, our medical device business, which represented approximately 34 percent of our net sales in the first quarter of fiscal 2003, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers' being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

         We have made and intend to continue to make substantial capital expenditures to expand our operations, acquire businesses and remain competitive in the rapidly changing electronics manufacturing services industry. On

December 26, 2002, we terminated our Credit Facility. Our termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. It is our intention to seek to replace the revolving credit facility. However, we cannot assure whether, or under what terms, a new credit facility will be available.

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

         We have pursued a strategy that has included growth through acquisitions. We cannot assure you that we will be able to successfully complete future acquisitions, due primarily to increased competition for the acquisition of electronics manufacturing service operations. If we are unable to acquire additional businesses, our growth could be inhibited. Similarly, we cannot assure you that we will be able to successfully integrate the operations and management of our future acquisitions. Acquisitions involve significant risks that could have a material adverse effect on us. These risks include:

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our stock price has fluctuated significantly and experienced declines in recent periods. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to us, our competitors and the market for our services, many of which are beyond our control.

         In addition, the stock market in general, and especially the Nasdaq Stock Market along with market prices for technology companies in particular, have experienced extreme volatility and weakness that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our fiscal 2002 expansion into additional international markets (Malaysia and China) increases the complexity and size of our foreign exchange risk. As December 31, 2002, we had no foreign currency contracts outstanding.

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

         Our only material interest rate risk is associated with our asset securitization facility. Interest on borrowings is computed based on our participating interests at a variable rate, equivalent to the financial institution's commercial paper rate plus other program and facilities fees. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for the three months ended December 31, 2002, compared to an impact of approximately $0.1 million for the three months ended December 31, 2001.

ITEM 4.          CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Plexus and the certifying officers of this report have implemented disclosure controls and procedures, as defined in Rules 13d - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), to ensure that material information relating to Plexus is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures were augmented and further formalized in part in response to the adoption of the Sarbanes-Oxley Act of 2002, building upon already existing practices. Plexus and those officers have evaluated for this report the effectiveness of those disclosure controls and procedures within 90 days prior to filing of this report, and will similarly review them for future filings. Based upon this evaluation, Plexus and the certifying officers believe that these disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to Plexus required to be included in Plexus' periodic filings under the Exchange Act.

         Changes in internal controls. During the period since the evaluation referred to above, there were not any significant changes in Plexus's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

         Asset-backed issuers.  Not applicable

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                         10.1 Notice of Plexus dated December 26, 2002 eliminating credit line.

                         10.2 Limited Waiver and Seventh Amendment to Receivables Purchase Agreement, dated January 28, 2003.

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

2/13/03                                /s/ Dean A. Foate
----------                          ------------------------
  Date                              Dean A. Foate
                                    President and Chief Executive Officer


2/13/03                                /s/ F. Gordon Bitter
----------                          ------------------------
  Date                              F. Gordon Bitter
                                    Executive Vice President and
                                    Chief Financial Officer

I, Dean A. Foate, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Plexus Corp.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

         February 13, 2003

                                       /s/ Dean A. Foate
                                      ------------------------------
                                            Dean A. Foate
                                      President and Chief Executive Officer

I, Gordon Bitter, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of Plexus Corp.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

     February 13, 2003

                                /s/ F. Gordon Bitter
                                --------------------------------
                                        F. Gordon Bitter
                                     Chief Financial Officer

                                 EXHIBIT INDEX


10.1     Notice of Plexus dated December 26, 2002 eliminating credit line.

10.2 Limited Waiver and Seventh Amendment to Receivables Purchase Agreement, dated January 28, 2003.

99.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.