Form 10-Q
period 2003-03-31
PLEXUS CORP
filed 2003-05-15
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2003

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                     Yes |X|             No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

                     Yes | |             No | |  [Not yet applicable]

      As of April 30, 2003 there were 42,279,364 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 March 31, 2003

PART I.  FINANCIAL INFORMATION.............................................................................   3

         Item 1.  Consolidated Financial Statements........................................................   3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)..........   3

                  CONDENSED CONSOLIDATED BALANCE SHEETS....................................................   4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................   5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  15

                  "SAFE HARBOR" CAUTIONARY STATEMENT.......................................................  15

                  OVERVIEW.................................................................................  15

                  MERGERS AND ACQUISITIONS.................................................................  15

                  RESULTS OF OPERATIONS....................................................................  16

                  LIQUIDITY AND CAPITAL RESOURCES..........................................................  18

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES............................................  20

                  NEW ACCOUNTING PRONOUNCEMENTS............................................................  21

                  RISK FACTORS.............................................................................  22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................  29

         Item 4.  Controls and Procedures..................................................................  30

PART II - OTHER INFORMATION................................................................................  31

         Item 4.  Submission of Matters to a Vote of Security Holders......................................  31

         Item 6.  Exhibits and Reports on Form 8-K.........................................................  31

SIGNATURE..................................................................................................  31

CERTIFICATIONS.............................................................................................  32

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                          Three Months Ended                  Six Months Ended
                                                                                March 31,                         March 31,
                                                                       ------------------------------------------------------------
                                                                          2003             2002            2003              2002
                                                                       ---------        ---------        ---------        ---------
Net sales                                                              $ 190,773        $ 231,162        $ 396,152        $ 431,379
Cost of sales                                                            181,150          210,691          370,989          395,437
                                                                       ---------        ---------        ---------        ---------

 Gross profit                                                              9,623           20,471           25,163           35,942

Operating expenses:
  Selling and administrative expenses                                     16,815           16,344           33,570           30,315
  Amortization of goodwill                                                    --            1,289               --            2,584
  Restructuring costs                                                         --            4,687           31,840            7,487
  Acquisition and merger costs                                                --              251               --              251
                                                                       ---------        ---------        ---------        ---------
                                                                          16,815           22,571           65,410           40,637
                                                                       ---------        ---------        ---------        ---------

 Operating loss                                                           (7,192)          (2,100)         (40,247)          (4,695)

Other income (expense):
 Interest expense                                                           (712)            (965)          (1,590)          (2,317)
 Miscellaneous                                                               678              411            1,301            1,041
                                                                       ---------        ---------        ---------        ---------

  Loss before income taxes and cumulative
   effect of change in accounting for goodwill                            (7,226)          (2,654)         (40,536)          (5,971)

Income tax benefit                                                        (2,182)            (500)         (14,660)          (1,794)
                                                                       ---------        ---------        ---------        ---------

  Loss before cumulative effect of change in
   accounting for goodwill                                                (5,044)          (2,154)         (25,876)          (4,177)
  Cumulative effect of change in accounting for
   goodwill, net of income tax benefit of $4,755                              --               --          (23,482)              --
                                                                       ---------        ---------        ---------        ---------

Net loss                                                               $  (5,044)       $  (2,154)       $ (49,358)       $  (4,177)
                                                                       =========        =========        =========        =========

Earnings per share:
  Basic
  Loss before cumulative effect of change in
   accounting for goodwill                                             $   (0.12)       $   (0.05)       $   (0.61)       $   (0.10)
  Cumulative effect of change in accounting
   for goodwill                                                               --               --            (0.56)              --
                                                                       ---------        ---------        ---------        ---------
  Net loss                                                             $   (0.12)       $   (0.05)       $   (1.17)       $   (0.10)
                                                                       =========        =========        =========        =========

  Diluted
  Loss before cumulative effect of change in
   accounting for goodwill                                             $   (0.12)       $   (0.05)       $   (0.61)       $   (0.10)
  Cumulative effect of change in accounting
   for goodwill                                                               --               --            (0.56)              --
                                                                       ---------        ---------        ---------        ---------
  Net loss                                                             $   (0.12)       $   (0.05)       $   (1.17)       $   (0.10)
                                                                       =========        =========        =========        =========

Weighted average shares outstanding:
  Basic                                                                   42,260           41,868           42,164           41,824
                                                                       =========        =========        =========        =========
  Diluted                                                                 42,260           41,868           42,164           41,824
                                                                       =========        =========        =========        =========

Comprehensive income (loss):
  Net loss                                                             $  (5,044)       $  (2,154)       $ (49,358)       $  (4,177)
  Foreign currency hedges and translation adjustments                       (706)            (991)             517           (1,345)
                                                                       ---------        ---------        ---------        ---------
Comprehensive loss                                                     $  (5,750)       $  (3,145)       $ (48,841)       $  (5,522)
                                                                       =========        =========        =========        =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                 March 31,        September 30,
                                                                                   2003                2002
                                                                                 ---------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 79,503            $ 63,347
    Short-term investments                                                         33,311              53,025
    Accounts receivable, net of allowance of $4,100
     and $4,200, respectively                                                      80,909              95,903
    Inventories                                                                   104,906              94,032
    Deferred income taxes                                                          25,723              21,283
    Prepaid expenses and other                                                     13,832              14,221
                                                                                 --------            --------

                   Total current assets                                           338,184             341,811

Property, plant and equipment, net                                                159,929             170,834
Goodwill                                                                           31,229              64,957
Deferred income taxes                                                               7,741                 355
Other                                                                               5,019               5,988
                                                                                 --------            --------

                      Total assets                                               $542,102            $583,945
                                                                                 ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations                                 $  1,726            $  1,652
    Accounts payable                                                               61,079              67,310
    Customer deposits                                                              18,110              13,904
    Accrued liabilities:
       Salaries and wages                                                          17,820              17,505
       Other                                                                       24,937              21,586
                                                                                 --------            --------

                      Total current liabilities                                   123,672             121,957

Capital lease obligations, net of current portion                                  24,494              25,356
Other liabilities                                                                  10,366               5,943

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                        --                  --
    Common stock, $.01 par value, 200,000 shares authorized, 42,276
       and 42,030 shares issued and outstanding, respectively                         423                 420
    Additional paid-in capital                                                    258,303             256,584
    Retained earnings                                                             121,460             170,818
    Accumulated other comprehensive income                                          3,384               2,867
                                                                                 --------            --------

                                                                                  383,570             430,689
                                                                                 --------            --------

                    Total liabilities and shareholders' equity                   $542,102            $583,945
                                                                                 ========            ========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                            Six Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2003           2002
                                                                         --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(49,358)      $  (4,177)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                                          14,412          18,444
    Cumulative effect of change in accounting for goodwill                 28,237              --
    Non-cash restructuring costs                                           16,922           1,796
    Deferred income taxes                                                 (11,826)         (1,689)
    Net repayments under asset securitization facility                     (1,614)         (6,305)
    Income tax benefit from stock option award plans                          154             546
    Changes in assets and liabilities:
       Accounts receivable                                                 16,689          12,274
       Inventories                                                        (10,841)         19,765
       Prepaid expenses and other                                             780         (11,296)
       Accounts payable                                                    (6,276)         11,241
       Customer deposits                                                    4,206            (550)
       Accrued liabilities                                                 10,665          10,296
       Other                                                                 (454)         (4,673)
                                                                         --------       ---------

         Cash flows provided by operating activities                       11,696          45,672
                                                                         --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                            --         (30,685)
Sales and maturities of short-term investments                             19,714          20,300
Payments for property, plant and equipment                                (16,121)        (13,108)
Payments for business acquisitions, net of cash acquired                       --         (42,983)
Other                                                                          --              64
                                                                         --------       ---------

         Cash flows provided by (used in) investing activities              3,593         (66,412)
                                                                         --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                             --         189,461
Payments on debt and capital lease obligations                               (821)       (234,486)
Proceeds from exercise of stock options                                       526             575
Issuances of common stock                                                   1,042           1,234
                                                                         --------       ---------

         Cash flows provided by (used in) financing activities                747         (43,216)
                                                                         --------       ---------

Effect of foreign currency translation on cash and cash equivalents           120            (199)
                                                                         --------       ---------
Net increase (decrease) in cash and cash equivalents                       16,156         (64,155)
Cash and cash equivalents:
       Beginning of period                                                 63,347          84,591
                                                                         --------       ---------
       End of period                                                     $ 79,503       $  20,436
                                                                         ========       =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations for the three months and six months ended March 31, 2003 and 2002, and the cash flows for the same six month periods.

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

NOTE 2 - INVENTORIES

      The major classes of inventories are as follows (in thousands):

                                       March 31,        September 30,
                                          2003               2002
                                       ---------        -------------
         Assembly parts                $  71,966           $ 64,085
         Work-in-process                  26,751             24,507
         Finished goods                    6,189              5,440
                                       ---------           --------
                                       $ 104,906           $ 94,032
                                       =========           ========

NOTE 3 - ASSET SECURITIZATION FACILITY

      In fiscal 2001, the Company entered into and amended an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. As of March 31, 2003, the total available funding amount under the asset securitization facility was approximately $22.6 million of which $15.0 million was utilized. As a result, accounts receivable has been reduced by $15.0 million for the off-balance sheet financing. ABS is a separate corporate entity that sells participating interests in a pool of the Company's accounts receivable to financial institutions. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interests sold as services for ABS and the financial institutions. The agreement expires in September 2003. For the three months ended March 31, 2003 and 2002, the Company incurred financing costs of $0.1 million and $0.1 million, respectively, under the asset securitization facility. For the six months ended March 31, 2003 and 2002, the Company incurred financing costs of $0.2 million and $0.3 million, respectively, under the asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

      In both December 2002 and January 2003, the Company, along with its banking partners, amended its receivables purchase agreement to allow it to revise certain covenants and be in compliance with these covenants.

NOTE 4 - DEBT

      Effective December 26, 2002, the Company terminated its credit facility ("Credit Facility). No amounts were outstanding during the first quarter of fiscal 2003 prior to the termination of the Credit Facility. The Company's termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of restructuring costs in the first quarter of fiscal 2003 (see Note 12). As a result of the termination of the Credit Facility, the Company wrote off unamortized deferred financing costs of approximately $0.5 million.

NOTE 5 - EARNINGS PER SHARE

      The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        Three Months Ended             Six Months Ended
                                                             March 31,                     March 31,
                                                        2003           2002           2003           2002
                                                      --------       --------       --------       --------
Earnings:
     Loss before cumulative effect of change          $ (5,044)      $ (2,154)      $(25,876)      $ (4,177)
        in accounting for goodwill
     Cumulative effect of change in accounting
        for goodwill, net of income taxes                   --             --        (23,482)            --
                                                      --------       --------       --------       --------
        Net loss                                      $ (5,044)      $ (2,154)      $(49,358)      $ (4,177)
                                                      ========       ========       ========       ========

Basic weighted average common shares outstanding        42,260         41,868         42,164         41,824
Dilutive effect of stock options                            --             --             --             --
                                                      --------       --------       --------       --------
Diluted weighted average shares outstanding             42,260         41,868         42,164         41,824
                                                      ========       ========       ========       ========

Basic and diluted earnings per share:
    Loss before cumulative effect of change           $  (0.12)      $  (0.05)      $  (0.61)      $  (0.10)
      in accounting for goodwill
    Cumulative effect of change in accounting
      for goodwill, net of income taxes                     --             --          (0.56)            --
                                                      --------       --------       --------       --------
    Net loss                                          $  (0.12)      $  (0.05)      $  (1.17)      $  (0.10)
                                                      ========       ========       ========       ========

      For the three months ended March 31, 2003 and 2002, stock options to purchase approximately 3.7 million and 2.3 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended March 31, 2003 and 2002, stock options to purchase approximately 3.8 million and 2.3 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 6 - STOCK-BASED COMPENSATION

      In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions are effective for the Company in the second quarter of fiscal 2003. The Company does not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, does not anticipate the adoption of SFAS No. 148 to have a significant impact on the Company's future results of operations or financial position.

      The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations. The following sets forth a reconciliation of net loss and earnings per share information for the three months and six months ended March 31, 2003 and 2002 had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans (in thousands, except per share amounts):

                                                             Three Months Ended              Six Months Ended
                                                          -------------------------      -------------------------
                                                             2003           2002            2003           2002
                                                          ----------     ----------      ----------     ----------
Net loss as reported                                      $   (5,044)    $   (2,154)     $  (49,358)    $   (4,177)

Add: stock-based employee compensation
expense included in reported net loss, net of
related income tax effect                                         --             --              --             --

Deduct: total stock-based employee
compensation expense determined under fair value
based method for all awards granted since October 1,
1995, net of related tax effects                              (2,909)        (2,535)         (5,452)        (4,790)
                                                          ----------     ----------      ----------     ----------

Proforma net loss                                         $   (7,953)    $   (4,689)     $  (54,810)    $   (8,967)
                                                          ==========     ==========      ==========     ==========

Earnings per share:
     Basic, as reported                                   $    (0.12)    $    (0.05)     $    (1.17)    $    (0.10)
                                                          ==========     ==========      ==========     ==========
     Basic, proforma                                      $    (0.19)    $    (0.11)     $    (1.30)    $    (0.21)
                                                          ==========     ==========      ==========     ==========

     Diluted, as reported                                 $    (0.12)    $    (0.05)     $    (1.17)    $    (0.10)
                                                          ==========     ==========      ==========     ==========
     Diluted, proforma                                    $    (0.19)    $    (0.11)     $    (1.30)    $    (0.21)
                                                          ==========     ==========      ==========     ==========

Weighted average shares:
     Basic                                                    42,260         41,868          42,164         41,824
                                                          ==========     ==========      ==========     ==========
     Diluted                                                  42,260         41,868          42,164         41,824
                                                          ==========     ==========      ==========     ==========

      The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing method.

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

      The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, tests those assets for impairment at least annually with any related losses recognized in earnings when incurred. The Company will perform goodwill impairment tests annually during the third quarter of its fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

      SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation. Step one of the evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company completed step one of the evaluation and concluded that it had material goodwill impairments at certain of its North American locations, since the estimated fair values based on expected future discounted cash flows to be generated from such locations was significantly less than the carrying values.

      In the second step, the Company compared the implied fair value of each location's goodwill, determined by allocating the fair value to all of each location's assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation for an acquired business, to its carrying amount, both of which would be measured at the date of adoption. In connection with allocating the fair value of each of the location's respective assets and liabilities, the Company obtained independent valuations of any unrecognized intangible assets and fixed assets. Upon completion of step two, the Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) at certain of its North American locations, which are recognized as a cumulative effect of a change in accounting for goodwill in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 12 for discussion of additional goodwill impairment resulting from restructuring actions taken for the six months ended March 31, 2003.

      The following sets forth a reconciliation of net loss and earnings per share information for the three months and six months ended March 31, 2003 and 2002 adjusted to exclude goodwill amortization, net of income taxes (in thousands, except per share data):

                                                            Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                         -----------------------       -----------------------
                                                           2003           2002           2003           2002
                                                         --------       --------       --------       --------
 Reported loss before cumulative effect of change
   in accounting for goodwill                            $ (5,044)      $ (2,154)      $(25,876)      $ (4,177)
 Add back: goodwill amortization, net of income
   taxes                                                       --          1,083             --          2,173
                                                         --------       --------       --------       --------
 Adjusted loss before cumulative effect of change
   in accounting for goodwill                              (5,044)        (1,071)       (25,876)        (2,004)
 Cumulative effect of change in accounting
   for goodwill, net of income taxes                           --             --        (23,482)            --
                                                         --------       --------       --------       --------
Adjusted net loss                                        $ (5,044)      $ (1,071)      $(49,358)      $ (2,004)
                                                         ========       ========       ========       ========

 Basic weighted average common shares
   outstanding                                             42,260         41,868         42,164         41,824
 Dilutive effect of stock options                              --             --             --             --
                                                         --------       --------       --------       --------
 Diluted weighted average shares outstanding               42,260         41,868         42,164         41,824
                                                         ========       ========       ========       ========

 Basic and diluted earnings per share:
   Reported loss before cumulative effect of change
     in accounting for goodwill                          $  (0.12)      $  (0.05)      $  (0.61)      $  (0.10)
   Add back: goodwill amortization,
     net of income taxes                                       --           0.03             --           0.05
                                                         --------       --------       --------       --------
   Adjusted loss before cumulative effect of change
     in accounting for goodwill                             (0.12)         (0.02)         (0.61)         (0.05)
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                         --             --          (0.56)            --
                                                         --------       --------       --------       --------
   Adjusted net loss                                     $  (0.12)      $  (0.02)      $  (1.17)      $  (0.05)
                                                         ========       ========       ========       ========

      The changes in the carrying amount of goodwill for the six months ended March 31, 2003 and the fiscal year ended September 30, 2002 are as follows (in thousands):

      BALANCE AS OF OCTOBER 1, 2001                                  $ 70,514
         Amortization                                                  (5,203)
         Finalization of purchase accounting                           (1,684)
         Foreign currency translation adjustments                       1,330
                                                                     --------
      BALANCE AS OF SEPTEMBER 30, 2002                                 64,957
         Cumulative effect of change in accounting for goodwill       (28,237)
         Impairment charge (See Note 12)                               (5,595)
         Foreign currency translation adjustments                         104
                                                                     --------
      BALANCE AS OF MARCH 31, 2003                                   $ 31,229
                                                                     ========

      The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to customer lists and patents with useful lives from 1 to 15 years. The Company has no identifiable intangibles that are not subject to amortization. During the six months ended March 31, 2003, there were no additions to identifiable intangible assets. Intangible asset amortization expense was nominal for both the three and six months ended March 31, 2003.

NOTE 8 - ACQUISITION

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

NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of March 31, 2003, the Company had 24 manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Inter-region transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the asset (in thousands):

                                             Three Months Ended              Six Months Ended
                                                  March 31,                      March 31,
                                          ------------------------------------------------------
                                            2003            2002          2003            2002
                                          ---------      ---------      ---------      ---------
Net sales:

                       North America      $ 170,021      $ 205,510      $ 353,612      $ 388,402
                       Europe                11,867         18,380         25,769         35,705
                       Asia                   8,885          7,272         16,771          7,272
                                          ---------      ---------      ---------      ---------
                                          $ 190,773      $ 231,162      $ 396,152      $ 431,379
                                          =========      =========      =========      =========

                                          March 31,     September 30,
                                            2003            2002
                                          ---------     -------------
Long-lived assets:

                       North America      $ 154,357      $ 199,478
                       Europe                34,180         35,796
                       Asia                   7,640          6,505
                                          ---------      ---------
                                          $ 196,177      $ 241,779
                                          =========      =========

NOTE 10 - GUARANTEES

      In November 2002, Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective in the Company's first fiscal quarter of 2003.

Adoption of the initial recognition provisions of FIN No. 45 did not have a material impact on these condensed consolidated financial statements.

      As of March 31, 2003, the Company offers certain indemnifications under its asset securitization facility, leases and customer manufacturing agreements. Under the Company's asset securitization facility agreement with ABS (see Note
3), the Company is obligated to indemnify the participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangement. The indemnification expires with the expiration of the agreement in September 2003. The Company is unable to estimate the maximum potential amount of future payments under its indemnification due to the uncertainties inherent in predicting potential regulatory changes.

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

      In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of our manufacturing agreements have extended broader indemnification. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company's adherence to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities entered into during the quarter are material.

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

      Below is a table summarizing the warranty activity for the six months ended March 31, 2003 (in thousands):

         LIMITED WARRANTY LIABILITY, AS OF OCTOBER 1, 2002         $ 1,246
           Accruals for warranties issued during the period             17
           Accruals related to pre-existing warranties                  --
           Settlements (in cash or in kind) during the period         (166)
                                                                   -------
         LIMITED WARRANTY LIABILITY, AS OF MARCH 31, 2003          $ 1,097
                                                                   =======

NOTE 11 - CONTINGENCIES

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

NOTE 12 - RESTRUCTURING COSTS

      For the six months ended March 31, 2003, the Company recorded restructuring charges of $31.8 million, all of which was recorded in the first quarter of fiscal 2003. These charges resulted from the Company's actions taken in response to reductions in its sales and rates of capacity utilization.

      In the first quarter of fiscal 2003, the Company's most significant restructuring actions included the planned closure of its San Diego, California manufacturing facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and the elimination of the facility's work force. The San Diego facility will be phased out of operation by approximately June 2003. As of September 30, 2002, the San Diego location had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of the Company's transitional impairment evaluation under SFAS No. 142 (see Note 7) and $5.6 million was impaired as a result of the Company's intent to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operations in Seattle, Washington; Neenah, Wisconsin and the United Kingdom ("UK"). For leased facilities that will be abandoned and subleased, the restructuring charge was based on future lease payments subsequent to abandonment, less estimated sublease income. For the equipment write-off, the restructuring charge was based on fair value estimated by using existing market prices for similar assets less estimated selling costs. The first quarter fiscal 2003 employee termination costs include severance associated with the Company's December 2002 announcement that will affect approximately 400 employees and severance associated with previous announcements that affected approximately 100 employees.

      For the six months ended March 31, 2002, the Company recorded restructuring charges of $7.5 million, which included $4.7 million recorded in the second quarter of fiscal 2002. In the second quarter of fiscal 2002, the Company's restructuring costs included $0.7 million for employee termination and severance, $2.8 million for lease obligation and other exit costs and $1.2 million for non-cash asset write-downs. For the six months ended March 31, 2002, the Company's restructuring costs included $1.9 million for employee termination and severance, $3.8 million for lease obligation and other exit activities and $1.8 million for non-cash asset write-downs. The employee terminations resulted in the elimination of approximately 240 employees.

      Below is a table summarizing the restructuring activity for the six months ending March 31, 2003 (in thousands):

                                   Employee
                               Termination and     Lease Obligations and       Non-cash Asset
                               Severance Costs        Other Exit Costs           Write-downs        Total
                               ---------------------------------------------------------------------------
ACCRUED BALANCE,
SEPTEMBER 30, 2002                 $   540              $  2,957                 $     --       $  3,497

Restructuring charges                5,252                 9,666                   16,922         31,840

Amounts utilized                    (1,496)               (1,540)                 (16,922)       (19,958)
                                   -------              --------                 --------       --------
ACCRUED BALANCE,
DECEMBER 31, 2002                    4,296                11,083                       --         15,379

Restructuring charges                   --                    --                       --             --
Amount utilized                     (2,050)                 (942)                      --         (2,992)
                                   -------              --------                 --------       --------
ACCRUED BALANCE,
MARCH 31, 2003                     $ 2,246              $ 10,141                 $     --       $ 12,387
                                   =======              ========                 ========       ========

      For the six months ended March 31, 2003, non-cash asset write-downs in the above table include $5.6 million of goodwill impairment. As of March 31, 2003, most of the remaining severance and benefit liability is expected to be paid by the end of fiscal 2003, while the liability for lease payments on facilities will generally be paid over their respective remaining lease terms, which generally extend beyond one year.

      See Subsequent Event - Note 14 for restructuring activities announced subsequent to March 31, 2003.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

      In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective October 1, 2002. The adoption of this standard did not have an effect on the Company's financial position or results of operations.

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

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146, effective January 1, 2003, did not have a material impact on the Company's financial position or results of operations, but may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities.

      In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In general, all provisions of this Statement should be applied prospectively. However, the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations.

      In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated results of operations or financial position.

      In January 2003, the Financial Accounting Standards FIN No. 46, "Consolidation of Variable Interest Entities was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of FIN No. 46 will have material impact on the Company's financial position or results of operations.

NOTE 14 - SUBSEQUENT EVENT

      The Company expects to incur additional restructuring charges of approximately $12 million related to restructuring activities announced in April 2003. The announcement included the Company's initiation of a program to close its Kentucky manufacturing facility and to re-focus its PCB design group. In addition, the Company is effecting a reduction in force in both its engineering and corporate organizations. These measures are largely intended to align its capabilities and resources in line with its evolving customer demand. The Company expects the Kentucky manufacturing facility to be closed by the end of fiscal 2003 and its production shifted to other sites in the United States and Mexico. The other actions are expected to be completed during the third quarter of fiscal 2003. Approximately 400 employees, or 8 percent of the Company's total workforce, will be affected by this restructuring. The Company estimates the restructuring costs to be recorded in the second half of fiscal 2003.

NOTE 15 - RECLASSIFICATIONS

      Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts, and statements in "Liquidity and Capital Resources") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

      - the continued weak economic performance of the electronics and technology industries,

      - the risk of customer delays, changes or cancellations in both ongoing and new programs,

      - our ability to secure new customers and maintain our current customer base,

      -     the results of cost reduction efforts,

      - the impact of capacity utilization and our ability to manage fixed and variable costs,

      -     the effects of facilities closures and restructurings,

      - material cost fluctuations and the adequate availability of components and related parts for production,

      -     the effect of changes in average selling prices,

      -     the effect of start-up costs of new programs,

      - the effect of general economic conditions and world events, including the recent epidemic of severe acute respiratory syndrome ("SARS"),

      -     the effect of the impact of increased competition and

      - other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission filings.

OVERVIEW

      Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology, high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 22.

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

RESULTS OF OPERATIONS

      Net sales. Net sales for the three months ended March 31, 2003, decreased 17 percent to $191 million from $231 million for the three months ended March 31, 2002. Net sales for the six months ended March 31, 2003 decreased 8 percent to $396 million from $431 million for the six months ended March 31, 2002. Our sales levels reflect the reduced end-market demand in technology markets, primarily in the network/datacommunications/ telecom, computing and industrial/commercial industries, which have been further impacted by reduced capital resources of companies in these industries. Net sales in the second quarter of fiscal 2003 were also adversely affected by the transition of programs for the primary customer in our San Diego facility to non-Plexus facilities. The slowdown in the technology markets for both the three and six months ended March 31, 2003 as compared to the same applicable periods in fiscal 2002 was offset, in part, by increased sales to the medical industry. The factors affecting the technology markets will continue to impact our third quarter sales. Based on customer indications to date, we currently expect third quarter sales to be in the range of $190 million to $200 million. However, our results will ultimately depend on actual customer order levels.

      Our largest customer for the three months ended March 31, 2003, was Siemens Medical Systems, Inc. (Siemens), which accounted for 15 percent of sales. In the comparable three months ended March 31, 2002, no customers accounted for greater than ten percent of sales. Our largest customers for the six months ended March 31, 2003 were Siemens and General Electric Company (GE), which accounted for 13 percent and 10 percent of sales, respectively. In the comparable six months ended March 31, 2002, GE accounted for 10 percent of sales and was the only customer representing 10 percent or more of sales. Sales to our ten largest customers accounted for 54 percent of sales for the three months ended March 31, 2003 compared to 49 percent for the three months ended March 31, 2002. Sales to our ten largest customers accounted for 55 percent of sales for the six months ended March 31, 2003 compared to 49 percent for the six months ended March 31, 2002.

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

      Our sales by industry for the three and six months ended March 31, 2003 and 2002, respectively, were as follows:

                                                                  As a Percentage of Net Sales
                                                       --------------------------------------------------
                                                       Three Months Ended               Six Months Ended
                                                            March 31,                      March 31,
                                                       ------------------              ------------------
Industry                                               2003          2002              2003          2002
--------                                               ----          ----              ----          ----
Networking/Datacommunications/Telecom                   33             40               34            38
Medical                                                 33             24               34            26
Industrial/Commercial                                   16             17               15            19
Computer                                                11             13               11            11
Transportation/Other                                     7              6                6             6

      Gross profit. Gross profit for the three months ended March 31, 2003 decreased 53 percent to $9.6 million from $20.5 million for the three months ended March 31, 2002. Gross profit for the six months ended March 31, 2003 decreased 30 percent to $25.2 million from $35.9 million for the six months ended March 31, 2002. The gross margin for the three months ended March 31, 2003 was 5.0 percent as compared to 8.9 percent for the three months ended March 31, 2002. The gross margin for the six months ended March 31, 2003 was 6.4 percent, compared to 8.3 percent for the six months ended March 31, 2002. The decline in gross margin was due primarily to reduced manufacturing capacity utilization, lower product pricing and higher than expected cost inefficiencies arising from the transfer of customer programs among Plexus facilities related primarily to plant closings.

      Overall gross margins continue to be affected by relatively low sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications/telcom, computing and industrial/commercial industries, and more specifically, the impact of reduced demand on our capacity utilization. Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

      Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

      Operating expenses. Selling and administrative (S&A) expenses for the three months ended March 31, 2003, increased to $16.8 million from $16.3 million for the three months ended March 31, 2002. S&A expenses for the six months ended March 31, 2003 increased to $33.6 million from $30.3 million for the six months ended March 31, 2002. As a percentage of net sales, S&A expenses for the three months ended March 31, 2003 were 8.8 percent as compared to 7.1 percent for the three months ended March 31, 2002. As a percentage of sales, S&A expenses for the six months ended March 31, 2003 were 8.5 percent as compared to 7.0 percent for the six months ended March 31, 2002. The increase in dollar terms and percentage of net sales during both the three and six months ended March 31, 2003 as compared to the three and six months ended March 31, 2002 was due primarily to additional investments for information technology systems support related to the roll-out of our new enterprise resource planning ("ERP") platform. In addition, S&A expenses in the six months ended March 31, 2003 were higher than the six months ended March 31, 2002 as a result of the MCMS acquisition. During the first six months of fiscal 2003, we converted one manufacturing facility to the new ERP platform, which together with two conversions in late fiscal 2002 has resulted in additional training and implementation costs. Training and implementation cost are expected to continue over the next two years as we convert our remaining facilities to the new ERP platform. We continue to incur not only S&A expenses associated with the new ERP system, but also capital expenditures for hardware, software and certain other costs for testing and installation. As of March 31, 2003, unamortized capital expenditures were $27.6 million. Two additional facilities are anticipated to convert to the new ERP platform in calendar 2003, although we continue to review our system needs in view of our recent operating results.

      Effective the first quarter of fiscal 2003, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill. However, we are required to perform annual tests to determine goodwill impairment, if any, which could materially affect the results in any given period. See discussion below under "Cumulative effect of change in accounting for goodwill."

      For the six months ended March 31, 2003, we recorded pre-tax restructuring charges totaling $31.8 million, all of which was recorded in the first quarter of fiscal 2003. These charges resulted from our actions taken in response to reductions in our end-market demand, including the decision of the largest customer of our San Diego facility to transition most of its programs to non-Plexus facilities. In addition, the charges were taken to improve our capacity utilization.

      Our primary restructuring actions included the planned closure of our San Diego, California manufacturing facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and charges relating to the elimination of the facility's work force. The San Diego facility will be phased out of operation by approximately June 2003. As of September 30, 2002, our San Diego location had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of our transitional impairment evaluation under SFAS No. 142 (see discussion below under "Cumulative effect of change in accounting for goodwill") and $5.6 million was impaired as a result of our decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operations in Seattle, Washington; Neenah, Wisconsin and the United Kingdom. The first quarter fiscal 2003 employee termination costs include severance associated with our December 2002 announcement that will affect approximately 400 employees, and severance associated with previous announcements that affected approximately 100 employees.

      For the three months and six months ended March 31, 2002, we recorded restructuring charges totaling $4.7 million and $7.5 million, respectively. These charges resulted from our actions taken in response to reductions in our sales levels and capacity utilization and included the reduction of our work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs affected approximately 240 employees.

      Our pre-tax restructuring charges in the three months and six months ended March 31, 2003 and 2002 are summarized as follows (in thousands):

                                    Three Months Ended        Six Months Ended
                                         March 31,                March 31,
                                     2003         2002        2003         2002
                                    ------      -------      -------      ------
Fixed asset impairment              $   --      $ 1,150      $11,327      $1,796
Lease exit costs                        --        2,847        9,666       3,822
Write-off of goodwill                   --           --        5,595          --
Severance costs                         --          690        5,252       1,869
                                    ------      -------      -------      ------

                                    $   --      $ 4,687      $31,840      $7,487
                                    ======      =======      =======      ======

      We expect to incur additional restructuring charges of approximately $12 million related to further restructuring activities announced in April 2003. That announcement included the initiation of a program to close our Kentucky manufacturing facility and to re-focus our PCB design group. In addition, we are effecting a further reduction in force in both our engineering and corporate organizations. These measures are largely intended to align our capabilities and resources in line to our evolving customer demand. We expect the Kentucky manufacturing facility to be closed by the end of fiscal 2003 and its production shifted to other sites in the United States and Mexico. The other actions are expected to be completed during the third quarter of fiscal 2003. Approximately 400 employees, or 8 percent of our total workforce, will be affected by this restructuring. We estimate that these restructuring charges will primarily include a $5 million cash severance charge and a $7 million non-cash charge relating to the expected write-down in the value of the fixed assets in Kentucky. We currently expect these actions to result in approximately $6 million to $8 million in annualized cost savings once the restructuring is completed. Subject to the timely completion of these initiatives and transition of programs to other Plexus facilities, we expect to begin to realize these cost savings in the fourth quarter of fiscal 2003 and to realize the full effect of the cost savings during the first quarter of fiscal 2004.

      Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required at certain of our North American locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We intend to perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

      Income taxes. Our income tax benefit increased to $2.2 million for the three months ended March 31, 2003 from $0.5 million for the three months ended March 31, 2002. Our effective income tax rate decreased to approximately 28 percent for the six months ended March 31, 2003 from approximately 30 percent for the six months ended March 31, 2002. The decrease in the effective tax rate is due primarily to non-deductible goodwill impairment expenses.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities were $11.7 million for the six months ended March 31, 2003, compared to cash flows provided by operating activities of $45.7 million for the six months ended March 31, 2002.

During the six months ended March 31, 2003, the net loss was largely off set by various non-cash items; therefore, cash provided by operating activities was primarily affected by a decrease in accounts receivable and an increase in customer deposits and accrued liabilities; these favorable cash flows were off set, in part, by increases in inventory and decreases in accounts payable. During the six months ended March 31, 2003, we also reduced the amount outstanding under our asset securitization facility by approximately $1.6 million.

      For the three months ended March 31, 2003, actual days sales outstanding represented by our accounts receivable improved to 45 days from the 48 days achieved at the prior fiscal year end, primarily as a result of strong cash collections. Included in these calculations are the addback of amounts utilized under the asset securitization facility, $15.0 million and $16.6 million as of March 31, 2003 and September 30, 2002, respectively. Our annualized inventory turns declined to 6.9 turns for the three months ended March 31, 2003 from 8.1 turns at the prior year end. Inventory turns were negatively impacted by lower net sales and increased inventory levels, primarily due to initial raw material stocking for several new programs and higher inventories held on behalf of some of our customers.

      Cash flows provided by investing activities totaled $3.6 million for the six months ended March 31, 2003. The primary sources were sales and maturities of short-term investments off set, in part, by payments for property, plant and equipment.

      We utilize available cash and operating leases to finance our fixed assets. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of directly financing the equipment purchase. We currently estimate that capital expenditures for fiscal 2003 will be approximately $28 million to $32 million, of which approximately $16.1 million was spent through the six months ended March 31, 2003.

      Cash flows provided by financing activities totaling $0.7 million for the six months ended March 31, 2003 which primarily represent proceeds from stock issuances and the exercise of stock options off set, in part, by net payments on capital lease obligations. The ratio of total liabilities to equity was approximately 0.4 to 1 as of March 31, 2003, and September 30, 2002.

      Effective December 26, 2002, we terminated the credit facility ("Credit Facility"). No amounts were outstanding under the Credit Facility during the first quarter of fiscal 2003. Our termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. At the date of termination of the Credit Facility, we wrote off unamortized deferred financing costs of approximately $0.5 million. We are assessing the costs and benefits of replacing the Credit Facility. If we seek to replace the Credit Facility, we cannot assure whether, or under what terms, a new credit facility will be available. While the availability of a credit facility would enhance our liquidity, we do not believe that the lack of such a facility would materially affect our operations or financial condition in the foreseeable future. Our leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements through fiscal 2003 and the foreseeable future.

      In fiscal 2001, we entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. The agreement expires in September 2003. As of March 31, 2003, the total available funding amount under the asset securitization facility was approximately $22.6 million of which $15.0 million was utilized. As a result, accounts receivable have been reduced by $15.0 million as of March 31, 2003, while long-term debt and capital lease obligations do not include this $15.0 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements. We anticipate that we will seek to renew the asset securitization facility; however, we cannot assure whether, or under what terms, a new asset securitization facility will be available. While the availability of an asset securitization facility would enhance our liquidity, we do not believe that the lack of such a facility would materially affect our operations or financial condition in the foreseeable future.

      We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

      We are no different than most other registrants in that our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides an update of our contractual obligations and commercial commitments as of March 31, 2003 (in thousands):

                                                         Payments Due by Fiscal Period
                                          ------------------------------------------------------------
                                                    Remaining in                             2008 and
     Contractual Obligations               Total         2003     2004-2005     2006-2007   thereafter
     -----------------------              ------------------------------------------------------------
Capital Lease Obligations                 $ 46,449      $1,798      $ 7,372      $ 5,902      $31,377

Operating Leases                            87,201       7,546       24,679       19,584       35,392
Unconditional Purchase Obligations*             --          --           --           --           --
Other Long-Term Obligations**                   --          --           --           --           --
                                          --------      ------      -------      -------      -------
  Total Contractual Cash Obligations      $133,650      $9,344      $32,051      $25,486      $66,769
                                          ========      ======      =======      =======      =======

* - There are no unconditional purchase obligations other than purchases of inventory and property, plant and equipment in the ordinary course of business.

** - As of March 31, 2003, other than our off-balance sheet asset securitization facility ($15.0 million outstanding as of March 31, 2003, out of a maximum of $50 million which may be available, subject to various tests, under the facility), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in our 2002 Report on Form 10-K. During the six months ended March 31, 2003, the only material change to these policies related to our accounting for intangible assets. Modifications were also made in our policies for accounting for the impairment of long-lived assets and restructuring costs; however, such changes did not have a material effect on our financial position or results of operations. The new or modified accounting policies are as follows:

      Impairment of Long-Lived Assets - We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective October 1, 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed in SFAS No. 142 as described below. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from it undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20 "Accounting Changes."

      Intangible Assets - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead, test those assets for impairment at least annually, with any related losses recognized in earnings when incurred. We will perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

      Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 to the Notes to Condensed Consolidated Financial Statements.

      Restructuring Costs - From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Severance and benefit costs are recorded when incurred. For leased facilities that will be abandoned and subleased, the estimated lease loss is accrued for future lease payments subsequent to abandonment, less any estimated sublease income. As of March 31, 2003, the significant facilities we plan to sublease have not yet been subleased and; accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. In the first quarter of fiscal 2003, we recorded restructuring charges totaling $31.8 million. See Note 12 in the Notes to Condensed Consolidated Financial Statements. See New Accounting Pronouncements below for discussion of SFAS No. 146, which effective January 1, 2003 may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities. In April 2003, we announced that we were initiating further restructuring programs in the third quarter of fiscal 2003, which we estimate will result in approximately $12 million of additional restructuring charges in the second half of fiscal 2003. See Results of Operations - Operating Expenses for further discussion.

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

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations, but may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities.

      In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions are effective for us in the second fiscal quarter of 2003.

      We do not intend to effect a voluntary change in accounting to the fair value method, and, accordingly, do not anticipate the adoption of SFAS No. 148 to have a significant impact on our future results of operations or financial position.

      In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in the Financial Accounting Standards Board Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In general, all provisions of this Statement should be applied prospectively. However, the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a) of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our financial position or results of operations.

      In November 2002, FIN No. 45 was issued, which requires us, at the time we issue a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective in our first fiscal quarter of 2003. Adoption of the initial recognition provisions of FIN No. 45 did not have a material impact on our condensed consolidated financial statements; however, FIN No. 45 may have a significant impact on our future results of operations and financial position.

      In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for us commencing with our fiscal year 2004 and is not expected to have a material impact on our consolidated results of operations or financial position.

      In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. We do not believe the issuance of FIN No. 46 will have material impact on our financial position or results of operations.

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

      -     customer announcements of operating results and business conditions

      -     changes in our sales mix to our customers

      -     the timing of our expenditures in anticipation of future orders

      -     our effectiveness in managing manufacturing processes

      -     changes in cost and availability of labor and components

      - local events that may affect our production volume, such as local holidays

      -     credit ratings and stock analyst reports

      - changes in economic conditions and world events, including the recent epidemic of SARS.

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

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

      Our largest customer for the three months ended March 31, 2003 represented 15 percent of our net sales. No customer represented more than 10 percent of our net sales for the comparable three months ended March 31, 2002. Sales to our ten largest customers have represented a majority or near majority of our sales in recent periods. Our ten largest customers accounted for approximately 54 percent and 49 percent of our net sales for the three months ended March 31, 2003 and 2002, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. For example, the primary customer of our San Diego, California facility provided us notice in December 2002 of its intent to move most of its programs to other non-Plexus facilities during our second quarter of fiscal 2003; as a consequence, we are closing that facility and took significant restructuring charges in the first quarter of fiscal 2003. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

      In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

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

FAILURE TO MANAGE OUR CONTRACTION AND OUR GROWTH MAY SERIOUSLY HARM OUR
BUSINESS.

      Periods of contraction or reduced sales, such as fiscal 2002 and to date in fiscal 2003, create tensions and challenges. We must determine whether all facilities remain productive and determine how to respond to changing levels of customer demand. While maintaining multiple facilities increases short-term costs, too much capacity reduction could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity can affect our results in both the short-term and long-term.

      We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than has actually occurred in recent financial performance. We are reviewing a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of March 31, 2003, unamortized ERP implementation costs included in property, plant and equipment totaled $27.6 million; changes in this project could result in impairment of these capitalized costs.

      The resumption of sales growth would require us to improve and expand our financial, operational and management information systems; continue to develop the management skills of our managers and supervisors, and continue to train, manage and motivate our employees. If we are unable to manage future growth effectively, our operating results could be harmed.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

      As part of the MCMS acquisition in fiscal 2002, we acquired operations located in China and Malaysia. In addition, we acquired operations in Mexico and the United Kingdom in fiscal 2000. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

OUR OPERATIONS, INCLUDING IN CHINA, COULD BE NEGATIVELY AFFECTED BY THE SARS EPIDEMIC.

      We have a production facility in Xiamen, China, which is one of the countries that has been hardest hit by the epidemic of SARS. To the best of our knowledge, the SARS epidemic has not affected any of our employees in China, or any employees at our other facilities. In addition, we have not experienced any disruption in our supply chain as a result of the SARS epidemic. We have taken a number of initiatives to protect our employees from contracting the SARS virus; however, our production could be severely impacted, if our employees, or the region in which the facility in China is located, experience an outbreak of SARS. For example, the facility in China could be closed by government authorities, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production.

      The SARS epidemic has not been limited to China, and SARS or other disease outbreaks could also affect our other foreign or domestic facilities in similar ways. In addition, SARS and these other factors also could affect our suppliers, leading to a shortage of components, or our customers, leading to a reduction in their demand for our services.

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

      The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

-     retain our qualified engineering and technical personnel

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

      We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders. World events, such as terrorism, armed conflict and the SARS epidemic, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

      Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. These factors also affect our ability to efficiently use labor and equipment. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

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

      In addition, our medical device business, which represented approximately 33 percent of our net sales in the second quarter of fiscal 2003, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers' being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

      The electronics manufacturing services industry is highly competitive, and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors which may have significant combined resources with which to compete against us.

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

      We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. As a result, competitors may have a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. Increased competition could result in price reductions, reduced sales and margins or loss of market share.

WE MAY FAIL TO SECURE NECESSARY FINANCING.

      We intend to continue to make substantial capital expenditures to remain competitive in the rapidly changing electronics manufacturing services industry. On December 26, 2002, we terminated our Credit Facility. The termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. We are assessing the costs and benefits of replacing the Credit Facility. If we seek to replace the Credit Facility or renew our asset securitization facility, we cannot assure whether, or under what terms, a new credit facility or asset securitization facility will be available.

      Our future success may depend on our ability to obtain financing and capital to support our anticipated growth. We may seek to raise capital by:

-     issuing additional common stock or other equity securities

-     issuing debt securities

-     obtaining new credit facilities

-     obtaining off-balance-sheet financing.

      We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to shareholders' ownership interests. Furthermore, any additional financing and capital may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

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

      Although we have previously grown through acquisitions, our current focus is on pursuing organic growth opportunities. If we were to pursue growth through acquisitions, this would involve significant risks that could have a material adverse effect on us. These risks include:

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

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

      At some future point, we again may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

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

FOREIGN CURRENCY RISK

      We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our fiscal 2002 expansion into additional international markets (Malaysia and China) increased the complexity and size of our foreign exchange risk. As of March 31, 2003, we had no foreign currency contracts outstanding.

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

      Our only material interest rate risk is associated with our asset securitization facility. Interest on borrowings is computed based on our participating interests at a variable rate, equivalent to the financial institution's commercial paper rate plus other program and facilities fees. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and six months ended March 31, 2003, compared to an impact of approximately $0.1 million and $0.2 million for the three months and six months ended March 31, 2002, respectively.

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

      Asset-backed issuers. Not applicable

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of shareholders on February 12, 2003, the seven nominees were elected or re-elected to the board for one year terms. The directors were elected with the following votes:


                                                                        Authority for
         Director's Name                           Votes "For"         Voting Withheld
         ---------------                           -----------         ---------------
         Stephen P. Cortinovus                      36,260,565                307,992
         David J. Drury                             35,402,957              1,165,600
         Dean A. Foate                              36,260,697                307,860
         John L. Nussbaum                           30,256,806              6,311,751
         Thomas J. Prosser                          35,404,157              1,164,400
         Charles M. Strother                        36,243,965                324,592
         Jan K. VerHagen                            35,404,157              1,164,400


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

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

                           None. However, a report dated April 23, 2003 was filed by Plexus Corp. to disclose and submit under Items 7 and 9 of Form 8-K its operating results for the second quarter of fiscal 2003, ended March 31, 2003, and for the six months then ended.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 5/14/03                               /s/ Dean A. Foate
-----------                         ------------------------------------------
  Date                              Dean A. Foate
                                    President and Chief Executive Officer


 5/14/03                               /s/ F. Gordon Bitter
------------                        ------------------------------------------
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

            May 14, 2003


                                 /s/ Dean A. Foate
                             -------------------------------------
                                         Dean A. Foate
                             President and Chief Executive Officer

I, F. Gordon Bitter, certify that:

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

      May 14, 2003


                           /s/ F. Gordon Bitter
                           ---------------------------
                                F. Gordon Bitter
                             Chief Financial Officer

                                 EXHIBIT INDEX



   Exhibit No.                            Description
   -----------                            -----------
      99.1              Certification of the CEO pursuant to 18 U.S.C. Section
                        1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

      99.2              Certification of the CFO pursuant to 18 U.S.C. Section
                        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.