Form 10-Q
period 2003-06-30
PLEXUS CORP
filed 2003-08-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2003

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

                               Yes    X     No
                                   -------     --------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).


                               Yes    X     No
                                   -------     --------

         As of July 31, 2003, there were 42,500,346 shares of Common Stock of the Company outstanding.


                                                     PLEXUS CORP.
                                                   TABLE OF CONTENTS
                                                     June 30, 2003



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

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS).................3

                  CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........17

                  "SAFE HARBOR" CAUTIONARY STATEMENT.............................................................17

                  OVERVIEW...................................................................................... 17

                  MERGERS AND ACQUISITIONS/DISPOSITIONS..........................................................18

                  RESULTS OF OPERATIONS..........................................................................18

                  LIQUIDITY AND CAPITAL RESOURCES................................................................21

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................23

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................25

                  RISK FACTORS...................................................................................26

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................... 33

         Item 4.  Controls and Procedures........................................................................34


PART II - OTHER INFORMATION......................................................................................35

         Item 1.   Legal Proceedings.............................................................................35

         Item 6.   Exhibits and Reports on Form 8-K..............................................................35



SIGNATURE........................................................................................................35



                             PART I. FINANCIAL INFORMATION
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
                                    PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (in thousands, except per share data)
                                          Unaudited

                                                                        Three Months Ended          Nine Months Ended
                                                                              June 30,                   June 30,
                                                                    -----------------------------------------------------
                                                                        2003          2002        2003           2002
                                                                     -----------  -----------  -----------   -----------
Net sales                                                             $ 195,609    $ 234,749    $ 591,761     $ 666,128
Cost of sales                                                           183,780      211,672      554,769       607,110
                                                                      ---------    ---------    ---------     ---------

  Gross profit                                                           11,829       23,077       36,992        59,018

Operating expenses:
   Selling and administrative expenses                                   16,250       17,260       49,819        47,574
   Amortization of goodwill                                                   -        1,342            -         3,927
   Restructuring costs                                                   19,649        2,700       51,489        10,187
   Acquisition and merger costs                                               -            -            -           251
                                                                      ---------    ---------    ---------     ---------
                                                                         35,899       21,302      101,308        61,939
                                                                      ---------    ---------    ---------     ---------

  Operating income (loss)                                               (24,070)       1,775      (64,316)       (2,921)

Other income (expense):
  Interest expense                                                         (658)        (752)      (2,144)       (3,069)
  Miscellaneous                                                             638           71        1,833         1,112
                                                                      ---------    ---------    ---------     ---------

   Income (loss) before income taxes and cumulative
      effect of change in accounting for goodwill                       (24,090)       1,094      (64,627)       (4,878)

Income tax expense (benefit)                                             (9,343)         438      (24,003)       (1,356)
                                                                      ---------    ---------    ---------     ---------

   Income (loss) before cumulative effect of change in
      accounting for goodwill                                           (14,747)         656      (40,624)       (3,522)
   Cumulative effect of change in accounting for
       goodwill, net of income tax benefit of $4,755                          -            -      (23,482)            -
                                                                      ---------    ---------    ---------     ---------

Net income (loss)                                                     $ (14,747)   $     656    $ (64,106)    $  (3,522)
                                                                      =========    =========    =========     =========

Earnings per share:
   Basic
   Income (loss) before cumulative effect of change in
      accounting for goodwill                                          $  (0.35)   $    0.02    $   (0.96)    $   (0.08)
   Cumulative effect of change in accounting
      for goodwill                                                            -            -        (0.56)            -
                                                                      ---------    ---------    ---------     ---------
   Net income (loss)                                                  $   (0.35)   $    0.02    $   (1.52)    $   (0.08)
                                                                      =========    =========    =========     =========

   Diluted
   Income (loss) before cumulative effect of change in
      accounting for goodwill                                         $   (0.35)   $    0.02    $   (0.96)    $   (0.08)
   Cumulative effect of change in accounting
      for goodwill                                                            -            -        (0.56)            -
                                                                      ---------    ---------    ---------     ---------

   Net income (loss)                                                  $   (0.35)   $    0.02    $   (1.52)    $   (0.08)
                                                                      =========    =========    =========     =========

Weighted average shares outstanding:
   Basic                                                                 42,285       41,919       42,204        41,856
                                                                      =========    =========    =========     =========
   Diluted                                                               42,285       43,134       42,204        41,856
                                                                      =========    =========    =========     =========

Comprehensive income (loss):
   Net income (loss)                                                  $ (14,747)   $     656    $ (64,106)    $  (3,522)

   Foreign currency hedges and translation adjustments                    2,874        2,923        3,391         1,578
                                                                      ---------    ---------    ---------     ---------

Comprehensive income (loss)                                           $ (11,873)   $   3,579    $ (60,715)    $  (1,944)
                                                                      =========    =========    =========     =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except per share data)
                                          Unaudited

                                                                                June 30,         September 30,
                                                                                  2003               2002
                                                                           ------------------  ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 75,602            $ 63,347
    Short-term investments                                                       25,419              53,025
    Accounts receivable, net of allowance of $4,100                              81,107              95,903
     and $4,200, respectively
    Inventories                                                                 120,722              94,032
    Deferred income taxes                                                        26,008              21,283
    Prepaid expenses and other                                                   14,307              14,221
                                                                               --------            --------

                   Total current assets                                         343,165             341,811

Property, plant and equipment, net                                              140,647             170,834
Goodwill                                                                         32,124              64,957
Deferred income taxes                                                            16,411                 355
Other                                                                             4,930               5,988
                                                                               --------            --------

                   Total assets                                                $537,277            $583,945
                                                                               ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of capital lease obligations                               $  1,038            $  1,652
    Accounts payable                                                             75,086              67,310
    Customer deposits                                                            17,217              13,904
    Accrued liabilities:
       Salaries and wages                                                        16,452              17,505
       Other                                                                     21,461              21,586
                                                                               --------            --------

                   Total current liabilities                                    131,254             121,957

Capital lease obligations, net of current portion                                23,639              25,356
Other liabilities                                                                10,381               5,943

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                       -                   -
    Common stock, $.01 par value, 200,000 shares authorized, 42,325
       and 42,030 shares issued and outstanding, respectively                       423                 420
    Additional paid-in capital                                                  258,610             256,584
    Retained earnings                                                           106,712             170,818
    Accumulated other comprehensive income                                        6,258               2,867
                                                                               --------            --------

                                                                                372,003             430,689
                                                                               --------            --------

                    Total liabilities and shareholders' equity                 $537,277            $583,945
                                                                               ========            ========

            See notes to condensed consolidated financial statements.


                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     Unaudited


                                                                                         Nine Months Ended
                                                                                             June 30,
                                                                               --------------------------------------
                                                                                  2003                   2002
                                                                               ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (64,106)            $  (3,522)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                                                 20,647                27,757
    Cumulative effect of change in accounting for goodwill                        28,237                     -
    Non-cash restructuring costs                                                  32,807                 2,546
    Deferred income taxes                                                        (20,781)                  242
    Net borrowings (repayments) under asset securitization facility                  686                (6,305)
    Income tax benefit from stock option award plans                                 154                   765
    Changes in assets and liabilities:
       Accounts receivable                                                        14,691                43,668
       Inventories                                                               (26,232)               46,357
       Prepaid expenses and other                                                    984                (9,628)
       Accounts payable                                                            7,447                 1,684
       Customer deposits                                                           3,304                (2,096)
       Accrued liabilities                                                         5,339                14,911
       Other                                                                        (427)               (5,294)
                                                                               ---------             ---------

         Cash flows provided by operating activities                               2,750               111,085
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                    -               (51,729)
Sales and maturities of short-term investments                                    27,606                20,300
Payments for property, plant and equipment                                       (18,394)              (21,563)
Payments for business acquisitions, net of cash acquired                               -               (41,986)
Other                                                                                  -                    64
                                                                               ---------             ---------

         Cash flows provided by (used in) investing activities                     9,212               (94,914)
                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                                     -               189,461
Payments on debt and capital lease obligations                                    (2,619)             (241,837)
Proceeds from exercise of stock options                                              833                 1,209
Issuances of common stock                                                          1,042                 1,234
                                                                               ---------             ---------

         Cash flows used in financing activities                                    (744)              (49,933)
                                                                               ---------             ---------

Effect of foreign currency translation on cash and cash equivalents                1,037                   290
                                                                               ---------             ---------
Net increase (decrease) in cash and cash equivalents                              12,255               (33,472)
Cash and cash equivalents:
       Beginning of period                                                        63,347                84,591
                                                                               ---------             ---------
       End of period                                                           $  75,602             $  51,119
                                                                               =========             =========


            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations for the three months and nine months ended June 30, 2003 and 2002, and the cash flows for the same nine month periods. The results for the interim periods are not necessarily indicative of results to be expected for any other interim period or the entire fiscal year.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                                         June 30,              September 30,
                                                           2003                    2002
                                                    -----------------        -----------------
         Assembly parts                                 $  76,264                $ 64,085
         Work-in-process                                   38,271                  24,507
         Finished goods                                     6,187                   5,440
                                                        ---------                --------
                                                        $ 120,722                $ 94,032
                                                        =========                ========

NOTE 3 - ASSET SECURITIZATION FACILITY

         In fiscal 2001, the Company entered into and amended an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. As of June 30, 2003, the total available funding amount under the asset securitization facility was approximately $17.3 million, all of which was utilized. As a result, accounts receivable have been reduced by $17.3 million for the off-balance sheet financing. ABS is a separate corporate entity that sells, under a separate agreement, participating interests in a pool of the Company's accounts receivable to financial institutions. Accounts receivable sold to financial institutions, if any, are reflected as a reduction to accounts receivable in the consolidated balance sheets. The Company has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interests sold as services for ABS and the financial institutions. The cost associated with these responsibilities is not material, and the Company is not compensated for these services. The agreement also includes various standards for determining which, and what amount of, receivables may be sold, and includes customary indemnification obligations (see Note 10). The agreement expires in September 2003, and the Company does not intend to renew the agreement upon its expiration; as a result, we will use cash to pay off our asset securitization facility and our accounts receivable will increase by the amount which had been sold under this agreement. For the three months ended June 30, 2003 and 2002, the Company incurred financing costs of $0.1 million and $0.1 million, respectively, under the asset securitization facility. For the nine months ended June 30, 2003 and 2002, the Company incurred financing costs of $0.3 million and $0.5 million, respectively, under the asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

         In both December 2002 and January 2003, the Company, along with its banking partners, amended its receivables purchase agreement to allow it to revise covenants concerning aggregate reserves, concentration limits and adjusted liquidity price in order to be in compliance. The Company is currently in compliance with those covenants.

NOTE 4 - DEBT

         Effective December 26, 2002, the Company terminated its credit facility ("Credit Facility). No amounts were outstanding during the first quarter of fiscal 2003 prior to the termination of the Credit Facility. The Company's termination of the Credit Facility was occasioned by anticipated noncompliance with the minimum interest expense coverage ratio covenant as of December 31, 2002, as a result of restructuring costs in the first quarter of fiscal 2003 (see Note 12). As a result of the termination of the Credit Facility, the Company wrote off unamortized deferred financing costs of approximately $0.5 million in the first quarter of fiscal 2003.

NOTE 5 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended     Nine Months Ended
                                                               June 30,             June 30,
                                                          2003        2002      2003         2002
                                                        ---------  ---------   ---------  ----------
Earnings:
     Income (loss) before cumulative effect of change
        in accounting for goodwill                      $(14,747)   $    656   $(40,624)   $ (3,522)
     Cumulative effect of change in accounting
        for goodwill, net of income taxes                      -           -    (23,482)          -
                                                        --------    --------   --------    --------
        Net income (loss)                               $(14,747)   $    656   $(64,106)   $ (3,522)
                                                        ========    ========   ========    ========

Basic weighted average common shares outstanding          42,285      41,919     42,204      41,856
Dilutive effect of stock options                               -       1,215          -           -
                                                        --------    --------   --------    --------
Diluted weighted average shares outstanding               42,285      43,134     42,204      41,856
                                                        ========    ========   ========    ========

Basic and diluted earnings per share:
    Income (loss) before cumulative effect of change
      in accounting for goodwill                        $  (0.35)   $   0.02   $  (0.96)   $  (0.08)
    Cumulative effect of change in accounting
      for goodwill, net of income taxes                        -           -      (0.56)          -
                                                        --------    --------   --------    --------
    Net income (loss)                                   $  (0.35)   $   0.02   $  (1.52)   $  (0.08)
                                                        ========    ========   ========    ========


         For the three months ended June 30, 2003 and 2002, stock options to purchase approximately 3.4 million and 2.2 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended June 30, 2003 and 2002, stock options to purchase approximately 3.7 million and 2.4 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 6 - STOCK-BASED COMPENSATION

         In December 2002, Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions were effective for the Company in the second quarter of fiscal 2003. The Company did not effect a voluntary change in accounting to the fair value method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

         The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations. The following sets forth a reconciliation of net income (loss) and earnings per share information for the three months and nine months ended June 30, 2003 and 2002 had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, estimated at the date of grant using the Black-Scholes option pricing method (in thousands, except per share amounts):

                                                          Three Months Ended                          Nine Months Ended
                                                     -------------------------------            -----------------------------
                                                         2003               2002                     2003             2002
                                                     ------------       ------------            ------------     ------------
Net income (loss) as reported                        $  (14,747)         $       656            $(64,106)         $   (3,522)

Add: stock-based employee compensation expense
included in reported net loss, net of related income
tax effect                                                    -                    -                   -                   -

Deduct: total stock-based employee
compensation expense determined under fair value
based method, net of related tax effects                 (3,061)              (3,101)             (8,512)             (7,891)
                                                     ----------          -----------            --------          ----------

Proforma net income (loss)                           $  (17,808)         $    (2,445)           $(72,618)         $  (11,413)
                                                     ==========          ===========            ========          ==========

Earnings per share:
     Basic, as reported                              $    (0.35)         $      0.02            $  (1.52)         $    (0.08)
                                                     ==========          ===========            ========          ==========
     Basic, proforma                                 $    (0.42)         $     (0.06)           $  (1.72)         $    (0.27)
                                                     ==========          ===========            ========          ==========

     Diluted, as reported                            $    (0.35)         $      0.02            $  (1.52)         $    (0.08)
                                                     ==========          ===========            ========          ==========
     Diluted, proforma                               $    (0.42)         $     (0.06)           $  (1.72)         $    (0.27)
                                                     ==========          ===========            ========          ==========

Weighted average shares:
     Basic                                               42,285               41,919              42,204              41,856
                                                     ==========          ===========            ========          ==========
     Diluted                                             42,285               41,919              42,204              41,856
                                                     ==========          ===========            ========          ==========

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, tests those assets for impairment at least annually with any related losses recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill is assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom").

         SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation. Step one of the evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The Company completed step one of the evaluation and concluded that it had material goodwill impairments related to San Diego and Juarez, since the estimated fair value based on expected future discounted cash flows to be generated from each such reporting units was significantly less than their respective carrying values.

         In the second step, the Company compared San Diego's and Juarez's respective goodwill carrying amount to the implied fair value of each reporting unit's respective goodwill. The implied fair value was determined by allocating the fair value to each respective reporting unit's assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation for an acquired business. Both values were measured at the date of adoption. Upon completion of step two, the Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) related to San Diego and Juarez, which were recognized in the first quarter of fiscal 2003 as a cumulative effect of a change in accounting for goodwill in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 12 for discussion of additional goodwill impairment related to San Diego resulting from restructuring actions taken during the first quarter of fiscal 2003.

         The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The recoverability of goodwill under the annual impairment test is measured by comparing a location's carrying amount, including goodwill, to the fair market value of the location, based on projected discounted future cash flows. If the carrying amount of the location exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. The Company completed the annual impairment test during the third quarter of fiscal 2003 and determined that no impairment existed.

         The following sets forth a reconciliation of net income (loss) and earnings per share information for the three months and nine months ended June 30, 2003 and 2002 adjusted to exclude goodwill amortization, net of income taxes (in thousands, except per share data):


                                                                Three Months Ended                          Nine Months Ended
                                                                      June 30,                                   June 30,
                                                         -----------------------------------       ---------------------------------
                                                              2003                 2002               2003                 2002
                                                         ----------------  -----------------       ----------------  ---------------
Reported income (loss) before cumulative effect
 of change in accounting for goodwill                        $(14,747)            $    656            $(40,624)            $ (3,522)
Add back: goodwill amortization, net of income
 taxes                                                              -                1,118                   -                3,291
                                                             --------             --------            --------             --------
Adjusted income (loss) before cumulative effect
 of change in accounting for goodwill                         (14,747)               1,774             (40,624)                (231)
Cumulative effect of change in accounting
  for goodwill, net of income taxes                                 -                    -             (23,482)                   -
                                                             --------             --------            --------             --------
Adjusted net income (loss)                                   $(14,747)            $  1,774            $(64,106)            $   (231)
                                                             ========             ========            ========             ========

Basic weighted average common shares outstanding               42,285               41,919              42,204               41,856
Dilutive effect of stock options                                    -                1,215                   -                    -
                                                             --------             --------            --------             --------
Diluted weighted average shares outstanding                    42,285               43,134              42,204               41,856
                                                             ========             ========            ========             ========

Basic and diluted earnings per share:
  Reported income (loss) before cumulative effect
    of change in accounting for goodwill                     $  (0.35)            $   0.02            $  (0.96)            $  (0.08)
  Add back: goodwill amortization,
    net of income taxes                                             -                 0.02                   -                 0.07
                                                             --------             --------            --------             --------
  Adjusted income (loss) before cumulative
effect of change in accounting for goodwill                     (0.35)                0.04               (0.96)               (0.01)
  Cumulative effect of change in accounting
    for goodwill, net of income taxes                               -                    -               (0.56)                   -
                                                             --------             --------            --------             --------
  Adjusted net income (loss)                                 $  (0.35)            $   0.04            $  (1.52)            $  (0.01)
                                                             ========             ========            ========             ========

         The changes in the carrying amount of goodwill for fiscal year ended September 30, 2002 and the nine months ended June 30, 2003 are as follows (in thousands):

        BALANCE AS OF OCTOBER 1, 2001                                          $  70,514
           Amortization                                                           (5,203)
           Finalization of purchase accounting                                    (1,684)
           Foreign currency translation adjustments                                1,330
                                                                                ----------
        BALANCE AS OF SEPTEMBER 30, 2002                                          64,957
           Cumulative effect of change in accounting for goodwill                (28,237)
           Impairment charge (See Note 12)                                        (5,595)
           Foreign currency translation adjustments                                  999
                                                                                ----------
        BALANCE AS OF JUNE 30, 2003                                            $  32,124
                                                                               ===========


         The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to customer lists and patents with useful lives from one to fifteen years. The Company has no intangibles that are not subject to amortization. During the nine months ended June 30, 2003, there were no additions to intangible assets. Intangible asset amortization expense was nominal for both the three and nine months ended June 30, 2003.

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

NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in one business segment. The Company provides product realization services (design and manufacturing) to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of June 30, 2003, the Company had 21 manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Inter-region transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                                  Three Months Ended                    Nine Months Ended
                                                       June 30,                             March 31,
                                           ---------------------------------------------------------------------
                                               2003                2002               2003             2002
                                           --------------   ----------------    --------------    --------------
Net sales:

                       North America         $  170,379        $  207,814          $   523,991      $   596,217
                       Europe                    14,224            20,236               39,993           55,940
                       Asia                      11,006             6,699               27,777           13,971
                                             ----------        ----------          -----------      -----------
                                             $  195,609        $  234,749          $   591,761      $   666,128
                                             ==========        ==========          ===========      ===========

                                             June 30,         September 30,
                                               2003                2002
                                           --------------   ----------------
Long-lived assets:

                       North America        $  135,997         $  199,478
                       Europe                   34,474             35,796
                       Asia                      7,230              6,505
                                            ----------         ----------
                                            $  177,701         $  241,779
                                            ==========         ==========

NOTE 10 - GUARANTEES

         In November 2002, Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective in the Company's first quarter of fiscal 2003. Adoption of the initial recognition provisions of FIN No. 45 did not have a material impact on these condensed consolidated financial statements.

         As of June 30, 2003, the Company offers certain indemnifications under its asset securitization facility, certain leases and customer manufacturing agreements. Under the Company's asset securitization facility agreement (see
Note 3), the Company is required to provide indemnifications typical of those found in transactions of this sort, such as upon a breach of the Company's representations and warranties in the facility agreement, or upon the Company's failure to perform its obligations under such agreement, or in the event of litigation concerning the agreement. The asset securitization agreement also includes an obligation by the Company to indemnify participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangements. The Company is unable to estimate the maximum potential amount of future payments under this indemnification due to the uncertainties inherent in predicting potential regulatory change. Moreover, although the Company's indemnification obligation will survive the termination of this facility in September 2003, the Company believes that it is unlikely to have any on-going indemnification obligations because the Company will not be engaged in further asset securitization transactions after such date; the Company also has no reasonable basis to believe that any unasserted indemnification obligations exist as of the date hereof.

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

         Below is a table summarizing the warranty activity for the nine months ended June 30, 2003 (in thousands):


             LIMITED WARRANTY LIABILITY, AS OF OCTOBER 1, 2002                    $   1,246
               Accruals for warranties issued during the period                         116
               Accruals related to pre-existing warranties                              (20)
               Settlements (in cash or in kind) during the period                      (341)
                                                                                  ---------
             LIMITED WARRANTY LIABILITY, AS OF JUNE 30, 2003                      $   1,001
                                                                                  =========


NOTE 11 - CONTINGENCIES

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages and attorney's fees. The Company has obtained a stay of action pending developments in other related litigation. The Company believes the vendors from which the patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the consolidated financial position of the Company or the results of its operations.

         In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 12 - RESTRUCTURING COSTS

         For the nine months ended June 30, 2003, the Company recorded restructuring costs of $51.5 million, of which $19.7 million was recorded in the third quarter of fiscal 2003. SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is applicable to restructuring costs incurred subsequent to December 31, 2002. Under SFAS No. 146, the Company concluded that it had a substantive severance plan, therefore, certain severance and benefit costs were recorded in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which results in a liability when the severance and benefit costs result from an existing condition or situation and the payment is both probable and reasonably estimated. The timing and related recognition of recording other severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period.

         The third quarter fiscal 2003 restructuring costs were primarily associated with a program to close the Company's Richmond, Kentucky reporting unit ("Richmond") and to re-focus the Company's PCB design group. Other restructuring included a write-down of underutilized assets to fair value and a reduction in force in both the engineering and corporate organizations. The asset write-downs affected Richmond and other reporting units. These measures are largely intended to align the Company's capabilities and resources with evolving customer demand. The Company expects to close Richmond by the end of fiscal 2003 and shift production to other Plexus reporting units. Approximately 400 employees, or 8 percent of the Company's total workforce, will be affected by this restructuring. The employee groups affected include approximately 330 direct and 70 indirect employees. Direct employees include those employees directly associated with manufacturing activities. Indirect employees include selling and administrative personnel, and employees indirectly involved with manufacturing. Through June 30, 2003, 150 employees have been terminated and the remaining terminations are anticipated to be completed by the fourth quarter of fiscal 2003. The Company estimates that it will incur approximately $1.0 million of additional restructuring costs in the fourth quarter of fiscal 2003 associated with the Richmond closure.

         In the first quarter of fiscal 2003, the Company recorded pre-tax restructuring costs totaling $31.8 million. Emerging Issue Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" was applicable to restructuring costs incurred prior to January 1, 2003. The first quarter of fiscal 2003 costs resulted from the Company's actions taken in response to reductions in its end-market demand, including the decision of the largest customer of San Diego to transition most of its programs to non-Plexus facilities.

         The Company's most significant first quarter of fiscal 2003 restructuring included the planned closure of San Diego, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and the elimination of the facility's work force. San Diego was phased out of operation in May 2003. As of September 30, 2002, San Diego had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of the Company's transitional impairment evaluation under SFAS No. 142 (see Note 7) and $5.6 million was impaired as a result of the Company's decision to close it. Other restructuring in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected reporting units in Seattle, Washington ("Seattle"); Neenah, Wisconsin ("Neenah") and the United Kingdom. For leased facilities that will be abandoned and subleased, the restructuring costs were based on future lease payments subsequent to abandonment, less estimated sublease income. For the equipment write-off, the restructuring costs were based on fair value estimated by using market prices for similar assets less estimated selling costs. The first quarter fiscal 2003 employee termination costs include severance associated with the Company's December 2002 announcement that affected approximately 400 employees and severance associated with previous announcements that affected approximately 100 employees. The employee groups affected include approximately 350 direct and 50 indirect employees. As of June 30, 2003, all employees associated with the first quarter restructuring have been terminated.

         Below is a table summarizing the restructuring activity for the nine months ending June 30, 2003 (in thousands):

                                     Employee
                                  Termination and     Lease Obligations and   Non-cash Asset Write-
                                  Severance Costs     Other Exit Costs           downs
                                       (Cash)               (Cash)             (Non-cash)             Total
                                 -------------------------------------------------------------------------------
ACCRUED BALANCE,
SEPTEMBER 30, 2002                    $    540             $  2,957             $      -             $  3,497

Restructuring costs                      5,252                9,666               16,922               31,840
Adjustment to provisions                     -                    -                    -                    -
Amounts utilized                        (1,496)              (1,540)             (16,922)             (19,958)
                                      --------             --------             --------             --------
ACCRUED BALANCE,
DECEMBER 31, 2002                        4,296               11,083                    -               15,379

Restructuring costs                          -                    -                    -                    -
Adjustment to provisions                     -                    -                    -                    -
Amount utilized                         (2,050)                (942)                   -               (2,992)
                                      --------             --------             --------             --------
ACCRUED BALANCE,
MARCH 31, 2003                           2,246               10,141                    -               12,387

Restructuring costs                      2,757                1,008               15,884               19,649
Adjustment to provisions                     -                    -                    -                    -
Amount utilized                         (3,549)              (2,277)             (15,884)             (21,710)
                                      --------             --------             --------             --------
ACCRUED BALANCE
JUNE 30, 2003                         $  1,454             $  8,872             $      -             $ 10,326
                                      ========             ========             ========             ========

         For the nine months ended June 30, 2003, non-cash asset write-downs in the above table include $5.6 million of goodwill impairment. As of June 30, 2003, most of the remaining employee termination and severance costs are expected to be paid by the end of fiscal 2003, while approximately $3.9 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.


         The Company recorded total restructuring costs of $2.7 million in the third quarter of fiscal 2002 and $10.2 million in the nine months ended June 30, 2002. Restructuring actions were taken in response to the reduction in the Company's sales levels and reduced capacity utilization and resulted in a reduction of its workforce, the consolidation of certain leased facilities, the write-off of under utilized equipment to fair value and facility closures.


         The reporting unit closures in fiscal 2002 included two owned facilities: one located in Neenah (the oldest of the Company's four facilities in Neenah) and the other located in Minneapolis, Minnesota ("Minneapolis"). These facilities were no longer adequate to service the needs of the Company's customers and would have required significant investment to upgrade. The Neenah facility was phased out of operation in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operations in July 2002 and sold in October 2002. There were no impairment charges associated with these two facilities. Production from these facilities was shifted to other reporting units in the United States.


         The lease consolidations primarily affected our facilities in Seattle and San Diego.


         The fiscal 2002 employee termination and severance costs related to the elimination of approximately 700 employees, of which approximately 640 occurred prior to the fiscal 2002 year end and 60 occurred early in the current fiscal year. The employee groups affected included approximately 600 direct and 100 indirect employees.

         The following table summarizes restructuring costs recorded in fiscal year 2002:


                                   Employee
                                Termination and  Lease Obligations and
                                Severance Costs     Other Exit Costs    Non-cash Write-downs
                                    (Cash)               (Cash)               (Non-cash)            Total
                              --------------------------------------------------------------------------------
ACCRUED BALANCE,
OCTOBER 1, 2001                     $     79             $     -              $      -             $     79

Restructuring costs                    3,819                3,872                4,890               12,581
Adjustment to provisions                   -                    -                    -                    -
Amount utilized                       (3,358)                (915)              (4,890)              (9,163)
                                    --------             --------             --------             --------
ACCRUED BALANCE,
SEPTEMBER 30, 2002                  $    540             $  2,957             $      -             $  3,497
                                    ========             ========             ========             ========


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

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF No. 94-3, which required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146, effective January 1, 2003, did not have a material impact on the Company's financial position or results of operations, but may impact the timing of the recognition of the costs and liabilities resulting from any future restructuring activities.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

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

         In January 2003, the Financial Accounting Standards FIN No. 46, "Consolidation of Variable Interest Entities was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, Consolidated Financial Statements, to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of FIN No. 46 will have material impact on its financial position or results of operations.

NOTE 14 - RECLASSIFICATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-Q which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar concepts, and statements in "Liquidity and Capital Resources") are forward-looking statements that involve risks and uncertainties, including, but not limited to:

         o the continued weak economic performance of the electronics and technology industries,
         o the risk of customer delays, changes or cancellations in both ongoing and new programs,
         o our ability to secure new customers and maintain our current customer base, o the results of cost reduction efforts,
         o the impact of capacity utilization and our ability to manage fixed and variable costs, o the effects of facilities closures and restructurings,
         o material cost fluctuations and the adequate availability of components and related parts for production,
         o the effect of changes in average selling prices,
         o the effect of start-up costs of new programs,
         o the effect of general economic conditions and world events, including the recent epidemic of severe acute respiratory syndrome ("SARS"),
         o the effect of the impact of increased competition and
         o other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission filings.

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization (design and manufacturing) services to original equipment manufacturers, or OEMs, in the networking/ datacommunications/telecom, medical, industrial/commercial, computer and transportation industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology, high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 26.

         We provide contract manufacturing services on either a "turnkey" basis, where we procure some or all of the materials required for product assembly, or on a "consignment" basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents over 90 percent of our net sales. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and our net sales. Due to the nature of turnkey manufacturing, our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs and the degree of automation used in the assembly process.

MERGERS AND ACQUISITIONS/DISPOSITIONS

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

         In fiscal 2003, we have closed our facility in San Diego, ceased production in our oldest plant in Neenah, and announced plans to close our Richmond facility by fiscal 2003 year end. Those actions are further discussed below. In addition, in the third quarter, we sold our PCB design facility in Nashua, New Hampshire to a group of employees. The transaction did not have a material impact on either revenues or net income.

RESULTS OF OPERATIONS

         Net sales. Net sales for the three months ended June 30, 2003, decreased 17 percent to $196 million from $235 million for the three months ended June 30, 2002. Net sales for the nine months ended June 30, 2003 decreased 11 percent to $592 million from $666 million for the nine months ended June 30, 2002. Our sales levels for both the three and nine months ended June 30, 2002 reflect the reduced end-market demand in technology markets, primarily in the industrial/commercial and network/datacommunications/telecom industries, which have been further impacted by reduced capital available to companies in these industries. Net sales in the third quarter of fiscal 2003 compared to the same period in fiscal 2002 were also adversely affected by the loss of programs for the primary customer in our San Diego facility. The slowdown in the technology markets for the nine months ended June 30, 2003 as compared to the same period in fiscal 2002 was offset, in part, by increased sales to the medical industry. Overall, the factors adversely affecting technology markets will continue to impact our fourth quarter sales compared to the prior year. We currently expect fourth quarter sales to be in the range of $200 million to $210 million. However, our results will ultimately depend on actual customer order levels.

         Our largest customers for the three months ended June 30, 2003, were Siemens Medical Systems, Inc. (Siemens) and Juniper Networks, Inc., which accounted for 13 percent and 10 percent of sales, respectively. In the comparable three months ended June 30, 2002, no single customer accounted for ten percent or more of sales. Our largest customer for the nine months ended June 30, 2003 was Siemens, which accounted for 13 percent of sales. In the comparable nine months ended June 30, 2002, no single customer represented ten percent or more of sales. Sales to our ten largest customers accounted for 55 percent of sales for the three months ended June 30, 2003 compared to 48 percent for the three months ended June 30, 2002. Sales to our ten largest customers accounted for 54 percent of sales for the nine months ended June 30, 2003 compared to 48 percent for the nine months ended June 30, 2002.

         As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Any material change in orders from these major customers, or other customers, could materially affect our results of operations.

         Our sales by industry for the three and nine months ended June 30, 2003 and 2002, respectively, were as follows:

                                                                  As a Percentage of Net Sales
                                                    -------------------------------------------------------
                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                        June 30,
                                                            --------                        --------
Industry                                               2003          2002              2003          2002
--------                                               ----          ----              ----          ----
Networking/Datacommunications/Telecom                   37             36               35            37
Medical                                                 32             27               33            27
Industrial/Commercial                                   15             21               15            19
Computer                                                12             11               11            11
Transportation/Other                                     4              5                6             6


         Gross profit. Gross profit for the three months ended June 30, 2003 decreased 49 percent to $11.8 million from $23.1 million for the three months ended June 30, 2002. Gross profit for the nine months ended June 30, 2003 decreased 37 percent to $37.0 million from $59.0 million for the nine months ended June 30, 2002. The gross margin for the three months ended June 30, 2003 was 6.0 percent as compared to 9.8 percent for the three months ended June 30, 2002. The gross margin for the nine months ended June 30, 2003 was 6.3 percent, compared to 8.9 percent for the nine months ended June 30, 2002. The decline in gross margin was due primarily to reduced manufacturing capacity utilization, lower product pricing and higher costs incurred to transfer customer programs among other Plexus reporting units as a result of closing the San Diego, California ("San Diego") and Richmond, Kentucky ("Richmond") reporting units.

         Overall gross margins continue to be affected by relatively low sales levels as a result of a slowdown in end-market demand, particularly in the networking/datacommunications/telecom and industrial/commercial industries, and more specifically, the impact of reduced demand on capacity utilization. Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Although our focus is on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the three months ended June 30, 2003, decreased to $16.3 million from $17.3 million for the three months ended June 30, 2002. S&A expenses for the nine months ended June 30, 2003 increased to $49.8 million from $47.6 million for the nine months ended June 30, 2002. As a percentage of net sales, S&A expenses for the three months ended June 30, 2003 were 8.3 percent as compared to 7.4 percent for the three months ended June 30, 2002. As a percentage of net sales, S&A expenses for the nine months ended June 30, 2003 were 8.4 percent as compared to 7.1 percent for the nine months ended June 30, 2002.

         The decrease in dollar terms during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was due primarily to current year restructuring actions and reductions in corporate spending. These reductions were offset, in part, by approximately $0.4 million of additional expenses for information technology systems support related to the implementation of a new enterprise resource planning ("ERP") platform. This ERP platform is intended to augment our management information systems and includes software from J.D. Edwards and other vendors to enhance and standardize our ability to globally translate information from production facilities into operational and financial reporting and create a consistent set of core business applications at our worldwide facilities. The increase in dollar terms during the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was due primarily to higher spending of approximately $1.9 million for information technology related to implementation of the ERP platform. In addition, S&A expenses in the nine months ended June 30, 2003 were higher than the nine months ended June 30, 2002 as a result of the MCMS acquisition in January 2002.

         During the first nine months of fiscal 2003, two manufacturing facilities were converted to the new ERP platform, which resulted in additional training and implementation costs. Over the next two to three quarters, we intend to develop enhancements for the new ERP platform. We anticipate converting at least one more facility to the new ERP platform. Training and implementation costs are expected to continue over the next several quarters as we make our system enhancements and convert the additional facility to the new ERP platform. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of June 30, 2003, capital expenditures related to the new ERP platform were $29.3 million. We anticipate spending at least an additional $4.5 million on the ERP platform over the next nine months.

         Effective the first quarter of fiscal 2003, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," we no longer amortize goodwill. However, goodwill was impaired as a result of a transitional impairment evaluation upon adoption of SFAS No. 142. See discussion below under "Cumulative effect of a change in accounting for goodwill." Subsequent to the initial adoption of SFAS No. 142, we are required to perform an annual impairment test, or more frequently if an event or circumstance indicates that an impairment loss has occurred, which could materially affect the result in any given period. We completed the annual impairment test during our third quarter of fiscal 2003 and determined that no impairment existed.

         For the nine months ended June 30, 2003, we recorded pre-tax restructuring costs totaling $51.5 million, of which $19.7 million was recorded in the third quarter of fiscal 2003. Our third quarter restructuring was primarily associated with closing Richmond and re-focusing our PCB design group. Other restructuring activities included a write-down of underutilized assets to fair value and a reduction in force in both our engineering and corporate organizations. The asset write-downs affected Richmond and other reporting units. These measures are largely intended to align our capabilities and resources with our customer demand. We expect Richmond to be closed by the end of fiscal 2003 and production shifted to other Plexus reporting units in the United States and Mexico. Approximately 400 employees, or 8 percent of our total workforce, were affected by this restructuring. The employee groups affected include approximately 330 direct and 70 indirect employees. Direct employees include those employees directly associated with manufacturing activities. Indirect employees include selling and administrative personnel, and employees indirectly involved with manufacturing. Through June 30, 2003, 150 employees have been terminated and the remaining terminations are anticipated to be completed by the fourth quarter of fiscal 2003. We estimate that we will incur approximately $1.0 million of additional restructuring costs associated with the Richmond closure.

         In the first quarter of fiscal 2003, we recorded pre-tax restructuring costs totaling $31.8 million. These costs resulted from our actions taken in response to reductions in our end-market demand, including the decision of the largest customer of San Diego to transition most of its programs to non-Plexus facilities. In addition, the charges were taken to improve our capacity utilization. Our primary first quarter of fiscal 2003 restructuring included the planned closure of San Diego, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. San Diego was phased out of operation in May 2003. As of September 30, 2002, San Diego had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of our transitional impairment evaluation under SFAS No. 142 (see discussion below under "Cumulative effect of change in accounting for goodwill") and $5.6 million was impaired as a result of our decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected reporting units in Seattle, Washington ("Seattle"); Neenah, Wisconsin ("Neenah") and the United Kingdom. The first quarter fiscal 2003 employee termination costs include severance associated with our December 2002 announcement that affected approximately 400 employees, and severance associated with previous announcements that affected approximately 100 employees. The employee groups affected include approximately 350 direct and 50 indirect employees. As of June 30, 2003, all employees associated with the first quarter restructuring have been terminated.

         For the three months and nine months ended June 30, 2002, we recorded restructuring charges totaling $2.7 million and $10.2 million, respectively. These charges resulted from our actions taken in response to reductions in our sales levels and capacity utilization and included the reduction of our work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs through June 30, 2002 affected approximately 425 employees. The employee groups affected include approximately 350 direct and 75 indirect employees. The reporting units closures included two owned facilities: one located in Neenah (the oldest of our four facilities in Neenah) and the other located in Minneapolis, Minnesota ("Minneapolis"). These facilities were no longer adequate to service the needs of our customers and would have required significant investment to upgrade. The Neenah facility was phased out of operations in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operations in July 2002 and sold in October 2002. There were no building impairment charges associated with the closure of these two facilities. The lease consolidations primarily affected our facilities in Seattle and San Diego. Production from the closed facilities shifted to other reporting units in the United States.

         Our pre-tax restructuring costs in the three months and nine months ended June 30, 2003 and 2002 are summarized as follows (in thousands):

                                                           Three Months Ended                Nine Months Ended
                                                                June 30,                         June 30,
                                                          2003            2002            2003             2002
                                                       ------------   -----------------------------   --------------
Non-Cash
  Fixed asset impairment                                  $ 15,884       $     750      $ 27,211         $   2,546
  Write-off of goodwill                                          -               -         5,595                 -
                                                          --------       ---------      --------         ---------
                                                            15,884             750        32,806             2,546
                                                          --------       ---------      --------         ---------
Cash
  Severance costs                                            2,757           1,950         8,009             3,819
  Lease termination costs                                    1,008               -        10,674             3,822
                                                          --------       ---------      --------         ---------
                                                             3,765           1,950        18,683             7,641
                                                          --------       ---------      --------         ---------

Total restructuring costs                                 $ 19,649       $   2,700      $ 51,489         $  10,187
                                                          ========       =========      ========         =========


         As of June 30, 2003, total liabilities of $5.4 million related to these restructurings are expected to be paid in the next twelve months. The remaining $4.9 million liability is expected to be paid through June 2008.

         We currently expect that our restructuring actions through June 30, 2003 (including our fiscal 2002 actions) will result, when fully implemented, in annualized cost savings of approximately $35 million, although offset in part by reduced revenues from the loss of the primary customer of our San Diego facility. These savings will primarily impact cost of sales through lower depreciation, lower lease expense and reduced employee expenses. We cannot assure this level of savings, however, because certain elements are subject to future events.

         Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required at San Diego and our Juarez, Mexico reporting unit ("Juarez"). The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

         Income taxes. For the three months ended June 30, 2003 we had an income tax benefit of $9.3 million compared to income tax expense of $0.4 million for the three months ended June 30, 2002. Our effective income tax rate increased to approximately 31 percent for the nine months ended June 30, 2003 from approximately 28 percent for the nine months ended June 30, 2002. The increase in the effective tax rate is due primarily to the absence in fiscal 2003 of non-deductible goodwill amortization expenses that were present in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities were $2.8 million for the nine months ended June 30, 2003, compared to cash flows provided by operating activities of $111.1 million for the nine months ended June 30, 2002. During the nine months ended June 30, 2003, cash provided by operating activities was primarily affected by a decrease in accounts receivable and an increase in accounts payable, customer deposits and accrued liabilities; these favorable cash flows were offset, in part, by increases in inventory.

         For the three months ended June 30, 2003, days sales outstanding represented by our accounts receivable improved to 45 days from the 48 days achieved at the prior fiscal year end, primarily as a result of strong cash collections. Included in these calculations are the addback of amounts utilized under the asset securitization facility, $17.3 million and $16.6 million as of June 30, 2003 and September 30, 2002, respectively. Our annualized inventory turns declined to 6.5 turns for the three months ended June 30, 2003 from 8.1 turns at the prior year-end. Inventory turns were negatively impacted due to raw material stocking for several new programs and a build up of work-in process inventory for certain of our customers. The build up of work-in-process inventory includes preparation for implementation of a vendor managed inventory ("VMI") program, under which we will hold and manage finished goods inventory for two key customers. Starting in the fourth quarter of fiscal 2003, the VMI program may result in higher finished goods inventory levels, further reduce our inventory turns, and increase our financial risk with such customers, although our customers will have contractual obligations to buy the inventory from us.

         Cash flows provided by investing activities totaled $9.2 million for the nine months ended June 30, 2003. The primary sources were sales and maturities of short-term investments offset, in part, by payments for property, plant and equipment.

         We utilize available cash and operating leases to finance our fixed assets. We utilize operating leases primarily in situations where technical obsolescence concerns are determined to outweigh the benefits of directly financing the equipment purchase. We currently estimate that capital expenditures for fiscal 2003 will be approximately $20 million to $25 million, of which approximately $18.4 million was spent through the nine months ended June 30, 2003.

         Cash flows used in financing activities totaling $0.7 million for the nine months ended June 30, 2003 which primarily represent net payments on capital lease obligations offset, in part, by proceeds from stock issuances and the exercise of stock options. The ratio of total liabilities to equity was approximately 0.4 to 1 as of June 30, 2003, and September 30, 2002.

         We terminated our credit facility ("Credit Facility") effective December 26, 2002 at which time no amounts were outstanding. Our termination of the Credit Facility was occasioned by anticipated noncompliance with a minimum interest expense coverage ratio covenant as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. At the date of termination of the Credit Facility, we wrote off unamortized deferred financing costs of approximately $0.5 million. We are currently negotiating with a number of banks to provide external financing of up to $100 million; however, we cannot assure whether, or under what terms, a new credit facility will be available. While the availability of a credit facility would enhance our liquidity, we do not believe that the lack of such a facility would materially affect our operations or financial condition in the foreseeable future. Our leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements through fiscal 2003 and the foreseeable future.

         In fiscal 2001, we entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of the Company. ABS is a separate corporate entity that sells, under a separate agreement, participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then receive an ownership and security interest in the pool of receivables. The agreement also includes standards for determining which receivables may be sold, and includes customary indemnification obligations which are more specifically described in Note 10 of Notes to Consolidated Financial Statements. We are currently in compliance with the agreement. The agreement expires in September 2003. We do not intend to renew the agreement upon its expiration; as a result, we will use cash to pay off our asset securitization facility and our accounts receivable will increase by the amount which had been sold under this agreement.

         The actual amount which could be utilized under the facility was lower than $50 million because of the credit worthiness of certain of our customers, the concentration to individual customers and other similar factors. As of June 30, 2003, the total available funding amount under the asset securitization facility was approximately $17.3 million all of which was utilized. As a result, accounts receivable have been reduced by $17.3 million as of June 30, 2003, while long-term debt and capital lease obligations do not include this $17.3 million of off-balance-sheet financing. See Note 3 in the Notes to Condensed Consolidated Financial Statements.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

         We are no different than most other registrants in that our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides an update of our contractual obligations and commercial commitments as of June 30, 2003 (in thousands):


                                                                Payments Due by Fiscal Period
                                         ------------------------------------------------------------------------------------
                                                            Remaining in                                            2008 and
      Contractual Obligations              Total                2003             2004-2005       2006-2007         thereafter
      -----------------------           ------------------------------------------------------------------------------------
Capital Lease Obligations                $ 44,489            $    817            $  6,101        $  5,910            $ 31,661
Operating Leases                           83,481               3,764              24,705          19,609              35,403
Unconditional Purchase Obligations*             -                   -                   -               -                   -
Other Long-Term Obligations**                   -                   -                   -               -                   -
                                         --------            --------            --------        --------            --------
  Total Contractual Cash Obligations     $127,970            $  4,581            $ 30,806        $ 25,519            $ 67,064
                                         ========            ========            ========        ========            ========


 * - There are no unconditional purchase obligations other than purchases of inventory and property, plant and equipment in the ordinary course of business.

** - As of June 30, 2003, other than our off-balance sheet asset securitization facility ($17.3 million outstanding as of June 30, 2003, out of a maximum of $50 million which may be available, subject to various tests, under the facility), we did not have, and were not subject to, any other lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments. The asset securitization facility expires in September 2003.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         Our accounting policies are disclosed in our 2002 Report on Form 10-K. During the nine months ended June 30, 2003, the only material change to these policies related to our accounting for intangible assets. Modifications were also made in our policies for accounting for the impairment of long-lived assets and restructuring costs; however, such changes did not have a material effect on our financial position or results of operations. The new or modified accounting policies are as follows:

         Impairment of Long-Lived Assets -- We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective October 1, 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed in SFAS No. 142 as described below. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20 "Accounting Changes."

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

         Revenue - Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to the Company's customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then revenue is recognized at the point when such requirements are completed and such obligations fulfilled.

         Revenue from engineering design and development services, which are generally performed under contract of twelve months or less duration, is recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from engineering design and development services is less than ten percent of total revenue.

         Revenue is recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Revenue also includes amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in costs of sales.

         Restructuring Costs - From time to time, we have recorded restructuring costs in response to the reduction in our sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Prior to January 1, 2003, severance and benefit costs were recorded when incurred. For leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of June 30, 2003, the significant facilities which we plan to sublease have not yet been subleased and; accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. In the first quarter of fiscal 2003, we recorded restructuring charges totaling $31.8 million. See Note 12 in the Notes to Condensed Consolidated Financial Statements.

         Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under this statement, we concluded that we have a substantive severance plan, therefore, certain severance and benefit costs are recorded in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which results in a liability when the severance and benefit costs result from an existing condition or situation and the payment is both probable and reasonably estimated. The timing and related recognition of recording other severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For leased facilities that will be abandoned and subleased, a liability for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property, is recognized and measured at its fair value. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. In the third quarter of fiscal 2003, we recorded restructuring charges totaling $19.7 million. See Note 12 in the Notes to Condensed Consolidated Financial Statements.

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

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions are effective for us in the second fiscal quarter of 2003. We did not effect a voluntary change in accounting to the fair value method, and, accordingly, SFAS No. 148 did not have a significant impact on our results of operations or financial position.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

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

         Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

      o  the volume of customer orders relative to our capacity
      o the level and timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter
      o  the typical short life cycle of our customers' products
      o  market acceptance of and demand for our customers' products
      o  customer announcements of operating results and business conditions
      o  changes in our sales mix to our customers
      o  the timing of our expenditures in anticipation of future orders
      o  our effectiveness in managing manufacturing processes
      o  changes in cost and availability of labor and components
      o local events that may affect our production volume, such as local holidays
      o  credit ratings and stock analyst reports
      o changes in economic conditions and world events, including the recent epidemic of SARS.

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A continued slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers further reducing their forecasts. Our sales have been, and we expect them to continue to be, impacted by the slowdown in the networking/ datacommunications/telecom and industrial/commercial markets, which have been impacted by reduced end-market demand and reduced availability of capital resources to fund existing and emerging technologies. These factors have and continue to contribute substantially to our net sales levels. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

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

         Our two largest customers for the three months ended June 30, 2003 represented 13 percent and 10 percent of our net sales, respectively. No single customer represented 10 percent or more of our net sales for the comparable three months ended June 30, 2002. Sales to our ten largest customers have represented a majority or near majority of our sales in recent periods. Our ten largest customers accounted for approximately 55 percent and 48 percent of our net sales for the three months ended June 30, 2003 and 2002, respectively. The identities of our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. For example, the primary customer of our San Diego, California facility notified us in December 2002 of its intent to move most of its programs to other non-Plexus facilities during our second quarter of fiscal 2003; subsequently, we closed that facility and took significant restructuring charges in the first quarter of fiscal 2003. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

         On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few fiscal years, we have significantly reduced our capacity from its peak, and we may not have sufficient capacity at any given time to meet all of our customers' demands or to meet the requirements of a specific project.

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

FAILURE TO MANAGE OUR CONTRACTION, AND OUR FUTURE GROWTH, IF ANY, MAY SERIOUSLY HARM OUR BUSINESS.

         Periods of contraction or reduced sales, such as fiscal 2002 and to date in fiscal 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, too much capacity or reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity, such as the recent closure of our San Diego facility and the planned closure of our Kentucky facility, can affect our results in both the short-term and long-term.

         We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than has actually occurred in recent financial performance. We are reviewing a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of June 30, 2003, ERP implementation costs included in property, plant and equipment totaled $29.3 million and we anticipate spending at least an additional $4.5 million; changes in this project could result in impairment of these capitalized costs.

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         As part of the MCMS acquisition in fiscal 2002, we acquired operations located in China and Malaysia. In addition, we acquired operations in Mexico and the United Kingdom in fiscal 2000. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

     o   economic or political instability
     o transportation delays or interruptions and other effects of less developed infrastructure in many countries
     o   foreign exchange rate fluctuations
     o   utilization of different systems and equipment
     o difficulties in staffing and managing foreign personnel and diverse cultures
     o   the effects of international political developments.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR ENGINEERING, TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE.

         The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

     o   retain our qualified engineering and technical personnel
     o   maintain and enhance our technological capabilities
     o develop and market manufacturing services which meet changing customer needs
     o successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

OUR MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

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

         In addition, we have recently begun to provide a vendor managed inventory ("VMI") program under which we will hold and manage finished goods inventory for two of our key customers. Starting in the fourth quarter of fiscal 2003, the VMI program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial risk with such customers, although our customers will have contractual obligations to purchase the inventory from us.

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

         In addition, our medical device business, which represented approximately 32 percent of our net sales in the third quarter of fiscal 2003, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers' being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant pre-market clearance or record approvals for projections or the withdrawal of marketing approvals. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, the failure or noncompliance could have an adverse effect on our reputation.

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

OUR PRODUCTS ARE FOR THE ELECTRONICS INDUSTRY, WHICH PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

         Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:

     o the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles
     o the inability of our customers to develop and market their products, some of which are new and untested
     o the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.

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

         Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

     o   respond more quickly to new or emerging technologies
     o have greater name recognition, critical mass and geographic and market presence
     o   be better able to take advantage of acquisition opportunities
     o   adapt more quickly to changes in customer requirements
     o devote greater resources to the development, promotion and sale of their services
     o   be better positioned to compete on price for their services.

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

         We intend to continue to make substantial capital expenditures to remain competitive in the rapidly changing electronics manufacturing services industry. On December 26, 2002, we terminated our Credit Facility. The termination of the Credit Facility was occasioned by anticipated noncompliance with covenants as of December 31, 2002, as a result of our restructuring costs in the first quarter of fiscal 2003. In addition, our asset securitization facility expires in September 2003, and we do not intend to renew the facility. We are negotiating with a number of banks to provide external financing of up to $100 million; however, we cannot assure whether, or under what terms, a new credit facility will be available.

         Our future success may depend on our ability to obtain financing and capital to support our possible future growth. We may seek to raise capital by:

     o   issuing additional common stock or other equity securities
     o   issuing debt securities
     o   obtaining new credit facilities
     o   obtaining off-balance-sheet financing.

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

         Although we have previously grown through acquisitions, our current focus is on pursuing organic growth opportunities. If we were to pursue future growth through acquisitions, however, this would involve significant risks that could have a material adverse effect on us. These risks include:

Operating risks, such as the:

     o inability to integrate successfully our acquired operations' businesses and personnel
     o inability to realize anticipated synergies, economies of scale or other value
     o difficulties in scaling up production and coordinating management of operations at new sites
     o   strain placed on our personnel, systems and resources
     o possible modification or termination of an acquired business customer programs, including cancellation of current or anticipated programs
     o   loss of key employees of acquired businesses.

Financial risks, such as the:

     o use of cash resources, or incurrence of additional debt and related interest costs
     o dilutive effect of the issuance of additional equity securities

     o inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' desired levels
     o   incurrence of large write-offs or write-downs
     o   impairment of goodwill and amortization of other intangible assets
     o   unforeseen liabilities of the acquired businesses.

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         At some future point, we again may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including the:

     o inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value
     o additional fixed costs which may not be fully absorbed by the new business
     o difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
     o creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize
     o diversion of management's attention from other business areas during the planning and implementation of expansions
     o strain placed on our operational, financial, management, technical and information systems and resources
     o   disruption in manufacturing operations
     o   incurrence of significant costs and expenses
     o inability to locate enough customers or employees to support the expansion.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our fiscal 2002 expansion into additional international markets (Malaysia and China) increased the complexity and size of our foreign exchange risk. As of June 30, 2003, foreign currency contracts were scheduled to mature in less than three months and were not material.

         For the three months ended June 30, 2003 and 2002, we had net sales of approximately 7 percent and 9 percent, respectively, denominated in currencies other than the U.S. dollar. For the nine months ended June 30, 2003 and 2002, we had net sales of approximately 7 and 8 percent, respectively, denominated in currencies other than the U.S. dollar.

         For the three months ended June 30, 2003 and 2002, we incurred total costs of approximately 11 percent and 11 percent, respectively, denominated in currencies other than the U.S. dollar. For the nine months ended June 30, 2003 and 2002, we incurred total costs of approximately 10 percent and 11 percent, respectively, denominated in currencies other than the U.S. dollar.

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

         Our only material interest rate risk is associated with our asset securitization facility. Interest on borrowings is computed based on our participating interests at a variable rate, equivalent to the financial institution's commercial paper rate plus other program and facilities fees. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and nine months ended June 30, 2003, compared to an impact of approximately $0.3 million and $0.5 million for the three months and nine months ended June 30, 2002, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's management, with the participation of the disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the " Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

         Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As we have previously disclosed, the Company (along with hundreds of other companies) has been sued by the Lemelson Medical, Educational & Research Foundation Limited Partnership ("Lemelson") for alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorney's fees. The Company has obtained a stay of action pending developments in other related third party litigation; a decision in that litigation is expected in late 2003. The Company believes the vendors from which patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management that such judgment or fee would not be material to the consolidated financial position of the Company or the results of its operations. Lemelson Medical, Educational & Research Foundation Limited Partnership vs. Esco Electronics Corporation et al, US District Court for the District of Arizona, Case Number CIV 000660 PHX JWS (2000).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

                           31.2 Certification of Chief Financial Officer pursuant to section 203(a) of the Sarbanes Oxley Act of 2002.

                           32.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           32.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K during this period.

A report dated April 23, 2003 was filed by Plexus Corp. to disclose and submit, under Items 7 and 9 of Form 8-K, its operating results for the second quarter of fiscal 2003, ended March 31, 2003, and for the six months then ended. Also, a report dated July 23, 2003 was filed by Plexus Corp. to disclose and submit under Items 7 and 9 of Form 8-K its operating results for the third quarter of fiscal 2003, ended June 30, 2003, and for the nine months then ended.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 8/14/03                               /s/ Dean A. Foate
-----------                         ---------------------
  Date                              Dean A. Foate
                                    President and Chief Executive Officer

 8/14/03                               /s/ F. Gordon Bitter
------------                        -----------------------
  Date                              F. Gordon Bitter
                                    Vice President and
                                    Chief Financial Officer

                               EXHIBIT INDEX


       EXHIBIT NUMBER     DESCRIPTION

       31.1 Certification of Chief Executive Officer pursuant to to Section 302(a) of the Sarbanes-Oxley Act of 2002.

       31.2               Certification of Chief Financial Officer pursuant to
                          Section 203(a) of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.