Form 10-K
period 2003-09-30
PLEXUS CORP
filed 2003-12-15
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).
Yes   [X]    No[ ]

         As of December 9, 2003, there were 42,678,101 shares of common stock outstanding. As of March 31, 2003, 42,276,396 shares of Common Stock were outstanding, and the aggregate market value of the shares of Common Stock (based upon the $9.15 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and executive officers - does not constitute an admission as to affiliate status) was approximately $373.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
           Document                        Portions of Document are Incorporated
           --------                        -------------------------------------
Proxy Statement for 2003 Annual
Meeting of Shareholders                    Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "anticipate" and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:

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

                                     * * *

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation/other industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing configuration, logistics and test/repair.

         Our customers include both industry-leading OEMs and emerging technology companies. Due to our focus on serving OEMs in advanced electronics technology, our business is influenced by major technological trends such as the level and rate of development of fiber optics and RF/wireless infrastructure, the expansion of network computing and internet use, and the expansion of outsourcing by OEMs, generally.

         Established in 1979 as a Wisconsin corporation, we have approximately 4,800 full-time employees, including over 300 engineers and technologists, operating from 19 active facilities in 16 locations, totaling approximately 1.6 million square feet. Prior to fiscal 2003, we had expanded our capacity and geographic reach through a series of strategic acquisitions. Through these transactions, we have enhanced our access to, and ability to provide services within important technology corridors in Boston, Chicago, San Jose and Seattle; established facilities in Europe, Mexico and Asia; significantly increased the size and capabilities of our medical services offerings and printed circuit board ("PCB") design services. See note 13 to our consolidated financial statements, which is incorporated herein by reference, for information as to our foreign sales and assets.

         We maintain a website at www.plexus.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after we electronically file those materials with, or furnish them to, the

Securities and Exchange Commission ("SEC"). You may access those reports by following the links under "Investors" at our website.

SERVICES

         Plexus offers a broad range of integrated services that provide customers with a total design, new product introduction and manufacturing solution to take a product from initial design through production to test/repair. Our customers may utilize any or all of the following services and tend to use more of these services as their outsourcing strategies mature:

         Product development and design. We provide comprehensive conceptual design and value engineering services. These services include project management, initial feasibility studies, product concept definition, specifications for product features and functions, product engineering specifications, microprocessor selection, circuit design, software design, application-specific integrated circuit design, printed circuit board layout, product housing design, development of test specifications and product validation testing. Through our product development and design services, we provide customers with a complete product design that can be manufactured efficiently.

         Prototyping and new product introduction services. We provide assembly of prototype products within our operating sites. We supplement our prototype assembly services with other value-added services, including printed circuit board design, materials management, manufacturing defects analysis, analysis of the manufacturability and testability of a design, test implementation and pilot production runs leading to volume production. These services link our engineering, our customers' engineering and our volume manufacturing. This link facilitates an efficient transition from engineering to manufacturing. We believe that these services provide significant value to our customers by accelerating their products' time-to-market schedule.

         Test development and product testing. Enhanced product functionality has led to increasingly complex components and assembly techniques; consequently, there is a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our internal development of this test equipment allows us to rapidly implement test solutions and to efficiently test printed circuit assemblies, subassemblies, system assemblies and finished product. We also develop and utilize specialized equipment that allows us to environmentally stress-test products during functional testing to assure reliability. We believe that the design and production of test equipment is an important factor in our ability to provide technology-driven products of consistently high quality.

         Manufacturing and assembly. We provide contract manufacturing services on either a "turnkey" basis, which means we procure some or all of the materials required for product assembly, or on a "consignment" basis, which means the customer supplies some, or occasionally all, of the materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Substantially all of our manufacturing services currently are on a turnkey basis. These services, which we endeavor to provide on an agile and rapid basis, include developing and implementing a materials strategy that meets customers' demand and flexibility requirements, assembling printed circuit boards utilizing a wide range of assembly technologies, building and configuring final product and system boxes and testing assemblies to meet customers' requirements. We have the expertise to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These complex products are typically configured to fulfill unique customer requirements and many are shipped directly to our customers' end users. In addition, we have developed special processes and tools to meet industry-specific requirements. Among these are the tools and processes to assemble finished medical devices that meet U.S. Food and Drug Administration Quality Systems Regulation requirements and similar regulatory requirements of other countries.

         After-market support. We provide service support for manufactured products. In this context, supported products, which may or may not be under a customer's warranty, may be returned for repairs or upgrades at the customer's discretion.

CUSTOMERS AND INDUSTRIES SERVED

         We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies, including start-ups. During fiscal 2003, we provided services to over 200 customers. Because of the variety of services we offer, our flexibility in design and manufacturing and our ability to respond to customer needs in a timely fashion, we believe that we are well positioned to offer our services to customers in most industries. For many customers, we serve both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

         Siemens Medical Systems, Inc. ("Siemens") accounted for 12 percent of our net sales in fiscal 2003. No other customer accounted for 10 percent or more of our net sales in fiscal 2003. No customer represented 10 percent or more of net sales in either fiscal 2002 or 2001. The loss of Siemens, or any of our other major customers, could have a significant negative impact.

         Many of our large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to one such subsidiary, division, facility or location are not dependent on sales to others.

         We provided services to the following industries in the following proportions:

INDUSTRY                                 2003    2002    2001
--------                                 ----    ----    ----
Networking/Datacommunications/Telecom     36%     36%     40%
Medical                                   32%     28%     22%
Industrial/Commercial                     15%     20%     20%
Computer                                  12%     11%     10%
Transportation/Other                       5%      5%      8%

MATERIALS AND SUPPLIERS

         We purchase raw materials and electronic components from manufacturers and distribution companies. The key electronic components we purchase include printed circuit boards, specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include injection-molded plastic, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. These components range from standard to highly customized, and they vary widely in terms of market volatility and price.

         From time to time, allocation of components by suppliers becomes an integral part of the electronics industry, and component shortages can occur with respect to particular components. In response, we actively manage our business in a way that minimizes our exposure to materials and component shortages. We have developed a corporate procurement organization whose primary purpose is to create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and can influence what components are used in some new products, manufacturers of components often provide us with priority access to a supply of materials and components, even during shortages. We have also established and continue to expand our strategic relationships with international purchasing offices, and we attempt to leverage our design position with suppliers. Beyond this, we have undertaken a series of initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and other efforts. All of these undertakings seek to improve our overall supply chain flexibility and to accommodate the current marketplace.

SALES AND MARKETING

         We market our services primarily through our sales and marketing organization, which includes sales account managers, strategic customer managers, market sector specialists, technology specialists and advertising and other corporate communications personnel. Our sales and marketing efforts focus on generating new customers and expanding business with existing customers. We use our ability to provide a full range of product realization services as a marketing tool, and our technology specialists participate in marketing through direct customer contact and participation in industry symposia and seminars. Our sales force is integrated with the rest of our business and is aligned geographically within important technology corridors.

COMPETITION

         The market for the products and services we provide is highly competitive. We compete primarily on the basis of engineering, testing and production capabilities, technological capabilities and the capacity for responsiveness, quality and price. There are many competitors in the electronics design and assembly industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors compete only in specific sectors within limited geographical areas. We also compete against companies that design or manufacture items in-house rather than by outsourcing. In addition, we compete against foreign, low labor cost manufacturers. This foreign, low labor cost competition tends to focus on commodity and consumer-related products, which is not our primary focus.

INTELLECTUAL PROPERTY

         We own various service marks, including "Plexus," and "Plexus, The Product Realization Company." Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

INFORMATION TECHNOLOGY

         We began to implement in fiscal 2001 a new enterprise resource planning ("ERP") platform. This ERP platform is intended to augment our management information systems and includes software from J.D. Edwards (now part of Peoplesoft) and several other vendors. The ERP platform is intended to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and to create a consistent set of core business applications at our worldwide facilities, although we will not necessarily convert all of our facilities to the same system. We believe that the related licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2003, we converted two manufacturing facilities to the new ERP platform. We anticipate converting at least one more facility to the new ERP platform and completing the integration of the core software in fiscal 2004. Some of the supplemental software programs that will be integrated with the core software will be integrated at later dates. Our conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels.

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

EMPLOYEES

         Our employees are one of our primary strengths, and we make considerable efforts to maintain a well-qualified staff. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained. We have a policy of involvement and consultation with employees in every facility and strive for continuous improvement at all levels.

         We employ approximately 4,800 full-time employees. Given the quick response time required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In Europe, approximately 40 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, China, Malaysia and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 2.  PROPERTIES

         Our facilities comprise an integrated network of technology and manufacturing centers, with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.2 million square feet of capacity. This includes approximately 1.7 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.2 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.6 million square feet of this capacity is either vacant or subleased. The geographic diversity of our technology and manufacturing centers allows us to offer services from locations near our customers and major electronics markets. We believe that this approach reduces material and transportation costs and simplifies logistics and communications. This enables us to provide customers with a responsive, more complete, cost-effective solution. Our facilities are described in the following table:

       LOCATION                     TYPE                    SIZE (SQ. FT.)   OWNED/LEASED
       --------                     ----                    --------------   ------------
Neenah, Wisconsin (1)           Manufacturing                   277,000        Leased
Nampa, Idaho                    Manufacturing                   216,000        Owned
Juarez, Mexico                  Manufacturing                   210,000        Leased
Buffalo Grove, Illinois         Manufacturing                   141,000        Leased
Penang, Malaysia                Manufacturing                   118,000        Owned
Bothell, Washington (2)         Manufacturing/Engineering        97,000        Leased
Appleton, Wisconsin             Manufacturing                    67,000        Owned
Ayer, Massachusetts             Manufacturing                    65,000        Leased
Xiamen, China                   Manufacturing                    63,000        Leased
Kelso, Scotland                 Manufacturing                    60,000        Leased
Maldon, England                 Manufacturing                    40,000        Owned
Freemont, California            Manufacturing                    36,000        Leased

Neenah, Wisconsin               Engineering                     105,000        Owned
Louisville, Colorado            Engineering                      16,000        Leased
Raliegh, North Carolina         Engineering                      14,000        Leased
Kelso, Scotland (3)             Engineering                       2,000        Leased
Hillsboro, Oregon (4)           PCB Design                        9,000        Leased

Neenah, Wisconsin (1) (5)       Office/Warehouse                 84,000        Owned
El Paso, Texas                  Office/Warehouse                 13,000        Leased

San Diego, California (6)       Inactive/Other                  198,000        Leased
Bothell, Washington (1) (7)     Inactive/Other                  141,000        Leased
Neenah, Wisconsin (8)           Inactive/Other                   93,000        Leased
Redmond, Washington (9)         Inactive/Other                   60,000        Leased
San Diego, California (9)       Inactive/Other                   36,000        Leased
Nashua, New Hampshire (10)      Inactive/Other                   10,000        Leased
Kelso, Scotland (3)             Inactive/Other                    2,000        Leased

(1) Includes more than one building.

(2) We have combined our engineering and manufacturing operations into one facility. Engineering operations occupy approximately 30,000 square feet with manufacturing operations occupying the remaining square footage.

(3) We consolidated two engineering facilities into one facility in December 2002. We are attempting to sublease the abandoned facility (2,500 square feet).

(4) We also have one small leased PCB design office in Tel Aviv, Israel.

(5) Operations ceased in February 2003 and the facilities are now used for warehousing and administrative purposes.

(6) Approximately 71,000 square feet of lease space was subleased to a third party in December 2002. We ceased operations in the remaining part of the facility in May 2003 and are seeking to also sublease that space.

(7) We consolidated the engineering and manufacturing facilities into a new facility. We are seeking to sublease the two unoccupied facilities (60,000 square feet and 81,000 square feet).

(8) We consolidated our leased warehousing space to an owned facility in Neenah, Wisconsin in May 2003. We are seeking to sublease the leased warehousing space.

 (9) This building is subleased and no longer used in our business operations.

(10) As part of the sale of our PCB design operations in Nashua, New Hampshire, we subleased the facility to a group of former employees for one year. In addition, during fiscal 2003, we closed a small leased PCB design office in Dallas, Texas and subleased it to a third party.


ITEM 3.  LEGAL PROCEEDINGS

         As we have previously disclosed, the Company (along with hundreds of other companies) has been sued by the Lemelson Medical, Educational & Research Foundation Limited Partnership ("Lemelson") for alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys' fees. The Company has obtained a stay of action pending developments in other related litigation. Based on information received from a party to that other litigation, we do not believe that it is likely that a decision will be rendered in the other litigation before spring 2004. The Company believes the vendors from which patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. Even though the patents at issue would theoretically relate to a significant portion of our net sales, if a judgment is rendered and/or a license fee required, it is the opinion of management that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows. Lemelson Medical, Educational & Research Foundation Limited Partnership vs. Esco Electronics Corporation et al, US District Court for the District of Arizona, Case Number CIV 000660 PHX JWS (2000).

         We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth our executive officers, their ages and the positions currently held by each person:

NAME                     AGE    POSITION
----                     ---    --------
Dean A. Foate            45     President, Chief Executive Officer and Director
F. Gordon Bitter         60     Vice President and Chief Financial Officer
David A. Clark           43     Vice President and Vice President-Materials, Plexus Corp. Electronic Assembly
Thomas J. Czajkowski     39     Vice President and Chief Information Officer
Paul L. Ehlers           47     Senior Vice President, and President of Plexus Electronic Assembly
Joseph D. Kaufman        46     Senior Vice President, Secretary and Chief Legal Officer
J. Robert Kronser        44     Executive Vice President and Chief Technology & Strategy Officer
Michael J. McGuire       48     Vice President - Worldwide Sales, Marketing and Business Development
Simon J. Painter         38     Corporate Controller and Chief Accounting Officer
David H. Rust            56     Vice President - Human Resources
George W.F. Setton       57     Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen     45     Vice President, and President of Plexus Technology Group

Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000; previously Chief Operating Officer from 2001 to 2002, Executive Vice President from 1999 to 2001 and President of Plexus Technology Group prior thereto.

F. Gordon Bitter joined Plexus out of retirement on October 31, 2002 as Vice President and Chief Financial Officer. Previously, Mr. Bitter was the Senior Vice President-Finance and Administration and Chief Financial Officer for Hadco Corporation, a printed circuit board and electronics contract manufacturer, from 1998 to 2000. From 1997 to 1998, Mr.

Bitter was CEO and CFO of Molten Metal Technology, a recycler of industrial wastes. Prior to that, Mr. Bitter had held numerous senior financial and operational positions in various industrial companies.

David A. Clark joined Plexus in 1995 and has served as Vice President since 2002. In 1999, Mr. Clark took the position of Vice President-Materials for Plexus Electronic Assembly, a position he continues to hold. Prior to that, he was Director of Procurement for Plexus Electronic Assembly.

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

Michael J. McGuire joined Plexus in 2002 as Vice President-Worldwide Sales, Marketing and Business Development. Previously, from 2000 to 2002, Mr. McGuire served as Senior Vice President of Sales for Nu Horizons Electronics Corp. Prior to that, Mr. McGuire served as the Midwest Regional Vice President of Sales for Marshall Industries, Inc. from 1987 to 2000.

Simon J. Painter joined Plexus in June 2000 as Corporate Controller. In February 2003, Mr. Painter was appointed to the position of Chief Accounting Officer. Prior to joining Plexus, Mr. Painter was an auditor with the firm of PricewaterhouseCoopers LLP, from 1991 to 2000, serving most recently as an Audit Manager.

David H. Rust joined Plexus in 2001 as Vice President - Human Resources. Previously, Mr. Rust served as Vice President and Chief Human Resources Officer from 1990 to 2001 for Menasha Corporation.

George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer. He was Plexus' Principal Accounting Officer from 2001 to 2003. Previously, from 2000 to 2001, Mr. Setton was a partner in Euram, Inc., a financial consulting firm, and from 1997 to 1999, Mr. Setton served as Group Treasurer for Carr Futures, Inc. He previously held various positions at Square D/Groupe Schneider, including Assistant Treasurer of Schneider North America, Tresorier Adjoint of Groupe Schneider, and Assistant Treasurer of Square D Company.

Michael T. Verstegen joined Plexus in 1983 and has served as Vice-President since 2002. In addition, Mr. Verstegen served as President of Plexus Technology Group since 2001. Mr. Verstegen has held various management positions within the engineering business unit from 1995 to 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         For the fiscal years ended September 30, 2003 and 2002, the Company's Common Stock has traded on the NASDAQ Stock Market. The price information below represents high and low sale prices of our common stock for each quarterly period.

              Fiscal Year Ended September 30, 2003

                       High          Low
                       ----          ---
First Quarter         $15.76       $  7.38
Second Quarter        $10.41       $  7.94
Third Quarter         $13.48       $  8.83
Fourth Quarter        $18.45       $ 11.18

              Fiscal Year Ended September 30, 2002

                       High          Low
                       ----          ---
First Quarter         $36.74       $21.30
Second Quarter        $29.94       $20.96
Third Quarter         $28.49       $14.59
Fourth Quarter        $18.15       $ 9.15

         As of December 9, 2003, there were approximately 1,050 shareholders of record. We have not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

ITEM 6   SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1) (dollars in thousands, except per share amounts)

                                                                         FOR THE YEARS ENDED SEPTEMBER 30,
OPERATING STATEMENT DATA                             2003               2002               2001          2000           1999
                                                     ----               ----               ----          ----           ----
Net sales                                         $  807,837        $  883,603       $1,062,304      $  751,639      $ 492,414
Gross profit                                          52,965            81,320          131,790         107,164         66,409
Gross margin percentage                                  6.6%              9.2%            12.4%           14.3%          13.5%
Operating income (loss)                              (71,531) (2)       (3,636) (3)      68,388 (4)      69,870 (5)     34,428 (6)
Operating margin percentage                             (8.9%)            (0.4%)            6.4%            9.3%           7.0%
Net income (loss)                                    (67,978) (2)       (4,073) (3)      39,150 (4)      40,196 (5)     20,311 (6)
Earnings (loss) per share (diluted)               $    (1.61) (2)   $    (0.10) (3)  $     0.91 (4)  $     1.04 (5)  $    0.55 (6)

CASH FLOW STATEMENT DATA

Cash flows provided by (used in) operations       $  (19,953)       $  130,455       $  119,479      $  (51,392)     $  19,727
Capital equipment additions                           22,372            30,760           54,560          44,228         18,196

BALANCE SHEET DATA
Working capital                                   $  210,315        $  219,854       $  277,055      $  213,596      $ 110,411
Total assets                                         553,054           583,945          602,525         515,608        229,636
Long-term debt and capital lease obligations          23,502            25,356           70,016         141,409            142
Shareholders' equity                                 371,016           430,689          426,852         209,362        146,403
Return on average assets                               (12.0%)            (0.7%)            7.0%           10.8%           9.8%
Return on average equity                               (17.0%)            (0.9%)           12.3%           22.6%          15.5%
Inventory turnover ratio                                 6.5x              7.0x             5.3x            4.4x           6.2x

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

(2) In response to the reduction in our sales and reduced capacity utilization, we recorded fiscal 2003 restructuring costs of approximately $59.3 million. These costs totaled approximately $36.8 million after-tax. In addition, we adopted SFAS No. 142 for the accounting of goodwill and other intangible assets. Under the transitional provisions of Statement of Financial Accounting Standards No. 142, we determined that a pre-tax transitional impairment charge of $28.2 million was required, which was recorded as a cumulative effect of a change in accounting for goodwill ($23.5 million after-tax).

(3) In January 2002, we completed the acquisition of certain assets of MCMS, Inc. ("MCMS"). The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition. No goodwill resulted from the acquisition. We incurred approximately $0.3 million of acquisition costs in fiscal 2002 associated with the acquisition of the MCMS operations. In response to the reduction in our sales and reduced capacity utilization, we also recorded fiscal 2002 restructuring costs of approximately $12.6 million. Together, these costs totaled approximately $8.3 million after-tax.

(4) In connection with the May 2001 acquisition of Qtron Inc. ("Qtron") and merger with e2E, we recorded acquisition and merger costs of approximately $1.6 million ($1.4 million after-tax). In connection with an economic slowdown, we recorded restructuring costs of approximately $1.9 million ($1.1 million after-tax). The effects of the acquisition of Qtron are reflected in the financial statements from the date of acquisition.

(5) In connection with the merger with Agility and the acquisitions of Keltek (Holdings) Limited ("Keltek"), and the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations"), Plexus recorded acquisition and merger costs of $1.1 million ($0.9 million after-tax).

(6) In connection with the merger with SeaMED, Plexus recorded merger and other related charges of $7.7 million ($6.0 million after-tax).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation/other industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high-end products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing configuration, logistics and test/repair. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 17.

         We provide contract manufacturing services on either a turnkey basis, which means we procure some or all of the materials required for product assembly, or on a consignment basis, which means the customer supplies some, or occasionally all, of the materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and inventory risk management than consignment services. Turnkey manufacturing currently represents substantially all of our manufacturing services. Turnkey sales typically generate higher sales and higher gross profit dollars with lower gross margin percentages than consignment sales due to the inclusion of component costs, and related markup, in our net sales. However, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in materials costs and the degree of automation used in the assembly process.

MERGERS AND ACQUISITIONS/DISPOSITIONS

         In January 2002, we acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42.0 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The acquisition did not include any interest-bearing debt, but included the assumption of total liabilities of approximately $7.2 million. The results from MCMS's operations are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. We incurred approximately $0.3 million of acquisition costs in the second quarter of fiscal 2002 associated with the acquisition of MCMS.

         On May 23, 2001, we acquired Qtron, Inc. ("Qtron"), a privately held EMS provider with a facility located in San Diego, California ("San Diego"). We purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a manufacturing facility. The results of Qtron's operations have been reflected in our financial statements from the date of acquisition. The excess of the cost over the fair value of the net assets acquired of approximately $24 million was recorded as goodwill. Through September 30, 2002, we were amortizing goodwill over 15 years. Effective the first quarter of fiscal 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill was no longer amortized. Goodwill was also partially impaired as a result of a transitional impairment evaluation upon adoption of SFAS No. 142. In December 2002, the primary customer of San Diego provided notice of its intent to transition most of its programs to non-Plexus facilities. As a consequence, we closed San Diego during fiscal 2003 and wrote off the remaining goodwill.

         In fiscal 2003, we also closed our facility in Richmond, Kentucky ("Richmond"), and ceased production in our oldest plant in Neenah, Wisconsin. These actions and related charges are further discussed below. In addition, we sold our PCB design operations in Nashua, New Hampshire to a group of former employees; however, this transaction did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

         Net sales. Net sales for the year ended September 30, 2003 decreased 9 percent to $807.8 million from $883.6 million for the year ended September 30, 2002. Our reduced sales levels reflected the slowdown in technology markets, primarily in the network/datacommunications/telecom, industrial/commercial and computer industries, which have been further impacted by reduced capital spending by companies in these industries. Net sales in fiscal 2003 compared to net sales in fiscal 2002 were also adversely affected by the loss of the programs of the primary customer in our San Diego facility. The slowdown in the technology markets in fiscal 2003 was offset, in part, by increased sales to the medical industry. We currently expect first quarter of fiscal 2004 sales to be in the range of $230 million to $240 million as a result of strengthened demand from a number of existing customers, as well as the start of production for several new customers. However, our results will ultimately depend on actual customer order levels.

         Net sales for the year ended September 30, 2002, decreased 17 percent to $883.6 million from $1.1 billion for the year ended September 30, 2001. Net sales for fiscal 2002 included approximately $71 million, or 8 percent of sales, related to the acquired MCMS operations. Our sales decline reflected the continued slowdown in technology markets in most end-markets but primarily due to the networking/datacommunications/telecom and industrial/commercial end-markets. We were also affected by a relatively sharp downturn of orders and forecasts, particularly in engineering, subsequent to the September 11, 2001 attacks, as a consequence of the economic uncertainties resulting from the attacks and their aftermath. These factors resulted in customers becoming more cautious in placing new orders.

         Siemens Medical Systems, Inc. ("Siemens") represented 12 percent of our net sales in fiscal 2003. We had no other customers that represented 10 percent or more of our net sales in fiscal 2003. We had no customers that represented 10 percent or more of net sales for the years ended September 30, 2002 and 2001. Sales to our ten largest customers accounted for 55 percent of sales for the year ended September 30, 2003, compared to 48 percent and 51 percent for the years ended September 30, 2002 and 2001, respectively. As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customer forecasts can and do change as a result of their end-market demand and other factors. Although any change in orders from these or other customers could materially affect our results of operations, we are dedicated to diversifying our customer base and decreasing our dependence on any particular customer or customers.

         Our sales for the years ended September 30, 2003, 2002 and 2001, respectively, by industry were as follows:

           INDUSTRY                     2003    2002    2001
           --------                     ----    ----    ----
Networking/Datacommunications/Telecom    36%     36%     40%
Medical                                  32%     28%     22%
Industrial/Commercial                    15%     20%     20%
Computer                                 12%     11%     10%
Transportation/Other                      5%      5%      8%

         Gross profit. Gross profit for the year ended September 30, 2003, decreased 35 percent to $53.0 million from $81.3 million for the year ended September 30, 2002. The gross margin percentage for the year ended September 30, 2003, was 6.6 percent, compared to 9.2 percent for the year ended September 30, 2002. The decline in gross margin was due primarily to reduced utilization of manufacturing capacity, lower product pricing and higher costs incurred to transfer customer programs to other Plexus operating sites as a result of closing San Diego and Richmond.

         Overall gross margins were affected by lower sales levels as a result of a slowdown in end-market demand, particularly in the networking/ datacommunications/telecom and industrial/commercial industries, and the concomitant impact on capacity utilization. Gross margins reflect a number of factors that can vary from period to period, including product mix, the level of start-up costs and efficiencies associated with new programs, product life cycles, sales volumes, price erosion within the electronics industry, capacity utilization of surface mount and other equipment, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers' products and competition within the electronics industry. These, and other factors, can cause variations in our operating results. There can be no assurance that gross margins will not decrease in future periods.

         Gross profit for the year ended September 30, 2002, decreased 38 percent to $81.3 million from $131.8 million for the year ended September 30, 2001. The gross margin percentage for the year ended September 30, 2002, was 9.2 percent, compared to 12.4 percent for the year ended September 30, 2001. The decline in gross margin in fiscal 2002 compared to fiscal 2001 was due primarily to our reduced utilization of manufacturing and engineering capacity.

         Most of the research and development we conduct is paid for by our customers and is therefore included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our sales.

         Operating expenses. Selling and administrative (S&A) expenses for the year ended September 30, 2003, were $65.2 million as compared to $66.9 million and $55.8 million for the years ended September 30, 2002 and 2001, respectively. As a percentage of net sales, S&A expenses were 8.1 percent for the year ended September 30, 2003, compared to 7.6 percent and 5.3 percent for the years ended September 30, 2002 and 2001, respectively.

         The decrease of S&A expenses in dollar terms in fiscal 2003 as compared to fiscal 2002 was due primarily to fiscal 2003 restructuring actions and reductions in corporate spending. These reductions were offset, in part, by approximately $1.2 million of additional expenses for information technology systems support related to the implementation of a new enterprise resource planning ("ERP") platform. This ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities.

         During fiscal 2003, two manufacturing facilities were converted to the new ERP platform, which resulted in additional training and implementation costs. Over the next two quarters, we intend to develop enhancements for the new ERP platform. We anticipate converting at least one more facility to the new ERP platform. Training and implementation costs are expected to continue over the next several quarters as we make system enhancements and convert an additional facility to the new ERP platform. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of September 30, 2003, property, plant and equipment includes $27.9 million of capital expenditures related to the new ERP platform, including $10.9 million capitalized in fiscal 2003. Amortization of the capitalized costs associated with the ERP platform commenced in fiscal 2003 and totaled $0.7 million. We anticipate incurring at least an additional $5.0 million of capital expenditures for the ERP platform over the next fiscal year.

         Effective the first quarter of fiscal 2003, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we no longer amortized goodwill. However, goodwill was impaired as a result of a transitional impairment evaluation upon adoption of SFAS No. 142. See discussion below under "Cumulative effect of a change in accounting for goodwill." Subsequent to the initial adoption of SFAS No. 142, we are required to perform an annual impairment test, or more frequently if an event or changes in circumstance indicates that an impairment loss has occurred, which could materially affect our results of operations in any given period. In early fiscal 2003, $5.6 million of goodwill was impaired as a result of the loss of a major customer in San Diego (see discussion below). We completed the annual impairment test during our third quarter of fiscal 2003 and determined that no further impairment existed.

         During fiscal 2003, we recorded pre-tax restructuring and impairment costs totaling $59.3 million. These costs resulted from actions taken in response to reductions in our end-market demand. These actions included closing San Diego and Richmond, the consolidation of several leased facilities, re-focusing the PCB design group, a write-off of remaining goodwill associated with the acquisition of Qtron, the write-down of underutilized assets to fair value at several locations, and the costs associated with reductions in work force in several manufacturing, engineering and corporate groups. These measures were intended to align our capabilities and resources with lower industry demand.

         The Richmond facility was phased out of operations and sold in September 2003. Production was shifted to other Plexus operating sites in the United States and Mexico. The closure of Richmond resulted in a write-down of the building, a write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges related to Richmond totaled $3.7 million. San Diego was closed in May 2003. The closure of San Diego resulted in a write-off of remaining goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges totaled $6.3 million. During fiscal 2003, goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of a transitional impairment evaluation under SFAS No. 142 (see discussion below under "Cumulative effect of a change in accounting for goodwill") and $5.6 million was impaired as a result of our decision to close the facility.

         Other fiscal year 2003 restructuring actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Mexico ("Juarez"); Seattle, Washington ("Seattle"); Neenah, Wisconsin ("Neenah") and the United Kingdom ("UK"). Restructuring actions also impacted our engineering and corporate organizations. Employee termination and severance costs for fiscal 2003 related to the termination of approximately 1,000 employees.

         For the year ended September 30, 2002, we recorded restructuring and impairment costs totaling $12.6 million. These charges resulted from actions taken in response to reductions in sales levels and capacity utilization and included the reduction of our work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs for fiscal 2002 affected approximately 700 employees. The operating site closures included two owned facilities: one located in Neenah (the oldest of our four facilities in Neenah) and the other located in Minneapolis, Minnesota. These facilities were no longer adequate to service the needs of our customers and would have required significant investment to upgrade. The Neenah facility was phased out of operation in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operation in July 2002 and sold in October 2002. There was no building impairment charge associated with the closure of these two facilities. The lease termination costs were primarily related to our facilities in Seattle and San Diego.

         For the year ended September 30, 2001, we recorded pre-tax restructuring charges of $1.9 million. We reduced our cost structure through the reduction of our work force and by writing off certain underutilized assets in response to the reduction in our sales levels. The employee termination and severance costs provided for the elimination of approximately 50 employees.

         The following table summarizes our restructuring and impairment costs for fiscal 2003, 2002 and 2001:

                                                  Years ended September 30,
                                             --------------------------------
                                               2003        2002        2001
                                             -------     -------     -------
Non-cash impairment costs:
   Fixed asset impairment                    $32,451     $ 4,890     $ 1,182
   Write-off of goodwill                       5,595           -           -
                                             -------     -------     -------
                                              38,046       4,890       1,182
                                             -------     -------     -------
Cash restructuring costs:
   Severance costs                            10,358       3,819         642
   Lease termination costs                    10,940       3,872         102
                                             -------     -------     -------
                                              21,298       7,691         744
                                             -------     -------     -------

Total restructuring and impairment costs     $59,344     $12,581     $ 1,926
                                             =======     =======     =======

         As of September 30, 2003, we have a remaining restructuring liability of approximately $10.8 million, of which $6.0 million is expected to be paid in fiscal 2004. The remaining $4.8 million of accrued liabilities is expected to be paid through June 2008.

         We currently expect that our restructuring actions will result, when fully implemented, in annualized cost savings of approximately $30 million, although these savings may be offset in part by reduced revenues and other changes in our cost structure. These savings will primarily benefit cost of sales through lower depreciation, lower lease expense and reduced employee expenses.

         For the year ended September 30, 2002, we incurred approximately $0.3 million of acquisition costs related to the MCMS acquisition. Acquisition and merger costs of approximately $1.6 million for the year ended September 30, 2001 were related to the Qtron and e2E acquisitions.

         Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting for goodwill and other intangible assets as of October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required related to the San Diego and Juarez locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Consolidated Statements of Operations.

         Income taxes. Income taxes decreased to a $27.2 million income tax benefit for the year ended September 30, 2003, from a $1.8 million income tax benefit and $26.2 million of income tax expense for the years ended September 30, 2002 and 2001, respectively. Our effective income tax rate increased to approximately 38 percent in fiscal 2003 as compared to 30 percent in fiscal 2002. The increase in the effective tax rate is due primarily to the absence in fiscal 2003 of non-deductible goodwill amortization expenses that were present in fiscal 2002.

         As of September 30, 2003, we had net deferred income tax assets of $48.6 million, which have arisen from available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon our future operations in the tax jurisdictions in which such losses or deductions arose. We would record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Although realization is not assured, based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, we determined that as of September 30, 2003, no tax valuation allowance is required. However, should we experience a pre-tax loss in fiscal 2004 resulting from revenue declines and/or the inability to improve operating margins, a tax valuation reserve may be required in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities were ($20.0) million for the year ended September 30, 2003, compared to cash flows provided by operating activities of $130.5 million and $119.5 million for the years ended September 30, 2002 and 2001, respectively. During fiscal 2003, cash used in operating activities was primarily related to fund losses, increased inventory, deferred income tax assets and payments to terminate our former asset securitization facility. These uses of cash were partially offset by an increase in our accounts payable.

         Our days sales outstanding in accounts receivable as of September 30, 2003 remained constant at 47 days compared to September 30, 2002. Included in these calculations are the addback of amounts sold under the asset securitization facility, which were $0 and $16.6 million as of September 30, 2003 and 2002, respectively. Our inventory turns decreased to 6.5 turns for the year ended September 30, 2003 from 7.0 turns for the year ended September 30, 2002. Inventory turns were negatively impacted due to a build up of raw materials and work-in-process inventory for existing and new customers in anticipation of increased customer demand in the first quarter of fiscal 2004.

         Cash flows provided by investing activities totaled $13.6 million for the year ended September 30, 2003. The primary sources were sales and maturities of short-term investments offset by purchases of property, plant and equipment.

         We utilize available cash, debt and operating leases to fund our operating requirements. We utilize operating leases primarily in situations where concerns about technical obsolescence outweigh the benefits of owning the equipment. We currently estimate capital expenditures for fiscal 2004 will be approximately $20 million to $25 million. This estimate does not include any acquisitions which we may undertake. Our level of capital expenditures for fiscal 2004 will be heavily dependent on anticipated sales levels.

         Cash flows provided by financing activities, totaling $1.0 million for the year ended September 30, 2003, primarily represent proceeds from stock issuances and the exercise of stock options offset by payments on capital lease obligations.

         On October 22, 2003, we entered into a secured revolving credit facility (the "Secured Credit Facility") with a group of banks that allows us to borrow up to $100 million. Borrowing under the Secured Credit Facility will be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate (as defined) or the LIBOR rate plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, a maximum of $0.5 million per year. The Secured Credit Facility matures on October 22, 2006 and includes certain financial covenants customary in agreements of this type. These covenants include a maximum total leverage ratio, a minimum domestic cash or marketable securities balance, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement.

         We terminated our previous credit facility ("Old Credit Facility") effective December 26, 2002 at which time no amounts were outstanding. Termination of the Old Credit Facility was occasioned by anticipated noncompliance with a minimum interest expense coverage ratio covenant as of December 31, 2002, which was a result of the restructuring and impairment costs incurred in the first quarter of fiscal 2003. At the date of termination of the Old Credit Facility, we wrote off unamortized deferred financing costs of approximately $0.5 million.

         In fiscal 2001, we entered into an agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned, limited purpose subsidiary of Plexus. ABS is a separate entity that sold, under a separate agreement, participating interests in a pool of our accounts receivable to financial institutions. The financial institutions then received an ownership and security interest in the pool of receivables. The agreement also included standards for determining which receivables may be sold, and included customary indemnification obligations that are more specifically described in Note 14 of Notes to the Consolidated Financial Statements. The agreement expired in September 2003. We did not renew the agreement upon its expiration, which resulted in our use of approximately $17.3 million of cash in the fourth quarter of fiscal 2003 to reacquire accounts receivable previously sold under the asset securitization facility.

         We believe that our Secured Credit Facility, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working and fixed capital requirements through fiscal 2004 and the foreseeable future.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2003 (in thousands):

                                                           Payments Due by Fiscal Period
                                          ------------------------------------------------------------
                                                                                             2009 and
     Contractual Obligations                Total        2004       2005-2006    2007-2008  thereafter
    ------------------------              ------------------------------------------------------------
Capital Lease Obligations                 $ 43,705     $  3,173     $  5,846     $  6,041   $  28,645
Operating Leases                            81,136       13,730       23,010       15,826      28,570
Unconditional Purchase Obligations*              -            -            -            -           -
Other Long-Term Obligations**                1,999          808        1,191            -           -
                                          --------     --------     --------     --------   ---------
   Total Contractual Cash Obligations     $126,840     $ 17,711     $ 30,047     $ 21,867   $  57,215
                                          ========     ========     ========     ========   =========

* - There are no unconditional purchase obligations other than purchases of inventory and equipment in the ordinary course of business. All such unconditional purchase obligations of inventory and equipment have a term of less than one year.

** - As of September 30, 2003, other long-term obligations consist of salary commitments under employment agreements. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments. Our off-balance-sheet asset securitization facility expired in September 2003.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. During the year ended September 30, 2003, the only material change to these policies related to our accounting for intangible assets. Modifications were also made in our policies for accounting for the impairment of long-lived assets and restructuring costs; however, such changes did not have a material effect on our financial position or results of operations. The significant accounting policies are as follows:

         Impairment of Long-Lived Assets - We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective October 1, 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed in SFAS No. 142 as described below. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20 "Accounting Changes."

         We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include decreases in future performance or industry demand and the restructuring of our operations.

         Intangible Assets - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but, instead, test those assets for impairment at least annually with any related losses recognized in earnings when incurred. We will perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

         Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Consolidated Statements of Operations. See Note 1 to the Notes to Consolidated Financial Statements. In early fiscal 2003, we incurred additional goodwill impairment of $5.6 million as a result of the Company's decision to close the San Diego facility (see Note 10 to the Notes to Consolidated Financial Statements).

         We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit's carrying amount, including goodwill, to the fair market value of the reporting unit based on projected discounted future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any.

         Revenue - Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then revenue is recognized at the time when such requirements are completed and such obligations fulfilled.

         Revenue from engineering design and development services, which are generally performed under contracts of twelve months or less duration, is recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from engineering design and development services is less than ten percent of total revenue.

         Revenue is recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Revenue also includes amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

         Restructuring Costs -From fiscal 2001 through fiscal 2003, we recorded restructuring costs in response to reductions in sales and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of September 30, 2003, the significant facilities which we plan to sublease have not yet been subleased; and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. See Note 10 in the Notes to Consolidated Financial Statements.

         Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, "Employer's Accounting for Post employment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

         For leased facilities that will be abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See
Note 10 in the Notes to Consolidated Financial Statements.

         The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

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

         In November 2002, Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued, which requires us at the time we issue a guarantee to recognize an initial liability for the fair value of obligations assumed under the guarantee and to elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after

December 31, 2002. The disclosure requirements of FIN No. 45 were effective in our first fiscal quarter of 2003. Adoption of the initial recognition provisions of FIN No. 45 did not have a material impact on our consolidated financial statements; however, FIN No. 45 may have a significant impact on our future results of operations and financial position.

         In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for us commencing with our fiscal year 2004 and is not expected to have a material impact on our consolidated results of operations or financial position.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. We did not effect a voluntary change in accounting to the fair value method, and, accordingly, SFAS No. 148 did not have an impact on our results of operations or financial position.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, "Consolidated Financial Statements," to certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation, as amended by FSP No. FIN 46-6, applies in the first fiscal year or interim period beginning after December 15, 2003. The issuance of FIN No. 46 is not expected to have a material impact on our financial position or results of operations.

         In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, Financial Accounting Standards Board Staff Position ("FSP") No. SFAS 150-3 deferred the effective date of SFAS No. 150 indefinitely for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However expanded discussions are required during the deferral period. The issuance of SFAS No, 150 is not expected to have a material impact on our financial position or results of operations.

RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK.

         Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

         -        the volume of customer orders relative to our capacity,

         - the level and timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter,

         -        the typical short life cycle of our customers' products,

         -        market acceptance of and demand for our customers' products,

         - customer announcements of operating results and business conditions,

         -        changes in our sales mix to our customers,

         - the timing of our expenditures in anticipation of future orders,

         -        our effectiveness in managing manufacturing processes,

         -        changes in cost and availability of labor and components,

         - local events that may affect our production volume, such as local holidays,

         -        credit ratings and stock analyst reports and

         -        changes in economic conditions and world events.

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A continued slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers further reducing their forecasts. Our sales have been, and we expect them to continue to be, adversely affected by the slowdown in the networking/datacommunications/telecom and industrial/commercial markets, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors have and continue to substantially influence our levels of net sales. As a result, the demand for our services could continue to be weak or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

         Sales to our largest customer represented 12 percent of our net sales in fiscal 2003. We had no customers that represented 10 percent or more in fiscal 2002 and 2001. Sales to our ten largest customers have represented a majority, or near majority, of our net sales in recent periods. Our ten largest customers accounted for approximately 55 percent, 48 percent and 51 percent of our net sales for the years ended September 30, 2003, 2002 and 2001, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to a slowdown in the overall economy.

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

FAILURE TO MANAGE OUR CONTRACTION, AND OUR FUTURE GROWTH, IF ANY, MAY SERIOUSLY HARM OUR BUSINESS.

         Periods of contraction or reduced sales, such as the period that continued in fiscal 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity, such as the recent closure of our San Diego facility and our Kentucky facility and the reduction in the number of employees, can affect our expenses, and therefore our short-term and long-term results.

         We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than has actually occurred in recent financial performance. We continue to review a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of September 30, 2003, ERP implementation costs included in property, plant and equipment totaled $27.9 million and we anticipate incurring at least an additional $5.0 million in capital expenditures for the ERP platform; changes in the scope of this project could result in impairment of these capitalized costs.

         The resumption of sales growth would require us to improve and expand our financial, operational and management information systems, continue to develop the management skills of our managers and supervisors, and continue to train, manage and motivate our employees. We may also experience a need for additional facilities. If we are unable to manage future growth effectively, our operating results could be harmed.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We have operations in China, Malaysia, Mexico and the United Kingdom. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

         -        economic or political instability

         - transportation delays or interruptions and other effects of less developed infrastructure in many countries

         -        foreign exchange rate fluctuations

         -        utilization of different systems and equipment

         - difficulties in staffing and managing foreign personnel and diverse cultures and

         -        the effects of international political developments.

         In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexico based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the Chinese and Malaysian subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 3 to 10 years, which may or may not be renewed.

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

         Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers' changing technological needs and requirements could have an adverse effect on our business.

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

         In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers' cancellation or reduction of orders can result in expenses to us. While most of our customer agreements include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

         In addition, we provide a managed inventory program under which we hold and manage finished goods inventory for two of our key customers. The managed inventory program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial risk with such customers, although our customers will have contractual obligations to purchase the inventory from us.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

WE MAY HAVE NEW CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS THAN WITH ESTABLISHED COMPANIES.

         We currently anticipate that less than 5 percent of our fiscal 2004 sales will be to emerging companies, including start-ups, particularly in the networking/datacommunications market. However, similar to our other customer relationships, there are no volume purchase commitments under these new programs, and the revenues we actually achieve from these programs may not meet our expectations. In anticipation of future activities under these programs, we incur substantial expenses as we add personnel and manufacturing capacity and procure materials. Because emerging companies do not have a history of operations, it will be harder for us to anticipate needs and requirements than with established customers. Our operating results will be harmed if sales do not develop to the extent and within the time frame we anticipate.

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

         In addition, our medical device business, which represented approximately 32 percent of our net sales in fiscal 2003, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

         We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing defects.
Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any costs or payments.

OUR PRODUCTS ARE FOR THE ELECTRONICS INDUSTRY WHICH PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

         Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:

         - the inability of our customers to adapt to rapidly changing technology and evolving industry standards which result in short product life cycles

         - the inability of our customers to develop and market their products, some of which are new and untested

         - the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

         The electronics manufacturing services industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors which may have significant combined resources with which to compete against us.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

         Our future success depends in large part on the continued service of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.

OUR OPERATIONS, INCLUDING CHINA, COULD BE NEGATIVELY AFFECTED BY THE SARS EPIDEMIC.

         We have a production facility in Xiamen, China, which is one of the countries that was hardest hit by the epidemic of SARS. To the best of our knowledge, the SARS epidemic did not affect any of our employees in China, or any employees at our other facilities. In addition, we did not experience any disruption in our supply chain as a result of the SARS epidemic. We have taken a number of initiatives to protect our employees from contracting the SARS virus; however, our production could be severely impacted, if our employees, or the region in which the facility in China is located, experience a renewed outbreak of SARS. For example, the facility in China could be closed by government authorities, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production.

         The SARS epidemic was not limited to China, and SARS or other disease outbreaks could also affect our other foreign or domestic facilities in similar ways. In addition, these other factors also could affect our suppliers, leading to a shortage of components, or our customers, leading to a reduction in their demand for our services.

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

Financial risks, such as the:

         - use of cash resources, or incurrence of additional debt and related interest costs

         - dilutive effect of the issuance of additional equity securities

         - inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus' desired levels

         -        incurrence of large write-offs or write-downs and

         -        impairment of goodwill and other intangible assets

         -        unforeseen liabilities of the acquired businesses.

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         At some future point, we again may expand our operations by establishing or acquiring new facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including:

         - the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

         On October 22, 2003, we entered into a secured revolving credit facility (the 'Secured Credit Facility") with a group of banks. The Secured Credit Facility allows us to borrow up to $100 million. However, we cannot assure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

         Our future success may depend on our ability to obtain additional financing and capital to support our possible future growth. We may seek to raise capital by:

         -        issuing additional common stock or other equity securities

         -        issuing debt securities

         -        obtaining new credit facilities.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our stock price has fluctuated significantly in recent periods. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to us, our competitors and the market for our services, many of which are beyond our control.

         In addition, the stock market in general, and especially the NASDAQ Stock Market, along with market prices for technology companies in particular, have experienced extreme volatility and weakness that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.

         Among other things, volatility and weakness in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices which they paid. The volatility and weakness could also impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of September 30, 2003, our foreign currency contracts were scheduled to mature in less than three months and were not material.

         In fiscal 2003, 2002 and 2001, we had net sales of approximately 8 percent, 9 percent and 8 percent, respectively, denominated in currencies other than the U.S. dollar. In fiscal 2003, 2002 and 2001, we had total costs of approximately 11 percent for each fiscal year, denominated in currencies other than the U.S. dollar.

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

         Our only material interest rate risk is associated with our secured credit facility. Interest on borrowings is computed at the applicable Eurocurrency rate on the agreed currency. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had a nominal impact on net interest expense in fiscal 2003 and 2002, compared to an impact of approximately $0.6 million for fiscal 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See following "List of Financial Statements and Financial Statement Schedules," and accompanying reports, statements and schedules, which follow beginning on page 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company's management, the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders ("2004 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 30, 2003):

                                                                                            Number of securities
                                                                                            remaining available
                                          Number of securities                           for future issuance under
                                            to be issued upon       Weighted-average       equity compensation
                                               exercise of          exercise price of        plans (excluding
                                          outstanding options,     outstanding options,     securities reflected
         Plan category                   warrants and rights (1)    warrants and rights      in 1st column) (2)
         -------------                  ------------------------   -------------------   -------------------------
Equity compensation plans
approved by securityholders                    4,871,873           $            17.99           2,633,490
Equity compensation plans not
approved by securityholders                          -0-                          n/a                 -0-
                                               ---------           ------------------           ---------
Total (3)                                      4,871,873           $            17.99           2,633,490
                                               =========           ==================           =========

(1) Represents options granted under the Plexus 1998 Stock Option Plan or the 1995 Directors' Stock Option Plan (the "Option Plans"), which were approved by shareholders.

(2) Includes additional options that may be granted under the Option Plans, 1,520,565 authorized shares which have not yet been purchased by employees under the Plexus 2000 Employee Stock Purchase Plan.

(3) In addition, there are outstanding options to purchase 39,866 shares, at a weighted average price of $17.45, under option plans of acquired companies. Options under these plans were converted into options to acquire Plexus stock in those transactions. Plexus cannot grant additional options under the plans of the acquired companies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         Incorporated herein by reference to "Certain Transactions" in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated herein by reference to the subheading "Fees and Services" under "Auditors" in the 2004 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed

      1. and 2. Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 28 which is incorporated herein by reference.

      3. Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

(b)   Reports on Form 8-K.

No reports were filed during the quarter ended September 30, 2003. However, Plexus submitted reports (which are not to be deemed incorporated by reference into other filings) dated July 23, 3003 and October 23, 2003, which furnished certain earnings information.

PLEXUS CORP.
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SEPTEMBER 30, 2003

                                             CONTENTS                                                                      PAGES
                                             --------                                                                      -----
Report of Independent Auditors ..................................................................................            28

Consolidated Financial Statements:

                  Consolidated Statements of Operations for the years ended
                  September 30, 2003, 2002 and 2001 .............................................................            29

                  Consolidated Balance Sheets as of September 30, 2003 and 2002..................................            30

                  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                  for the years ended September 30, 2003, 2002 and 2001..........................................            31

                  Consolidated Statements of Cash Flows for the years ended
                  September 30, 2003, 2002 and 2001..............................................................            32

Notes to Consolidated Financial Statements ......................................................................            33-53

Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts for the years ended
                  September 30, 2003, 2002 and 2001..............................................................            54

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2002.

PricewaterhouseCoopers LLP

Milwaukee, WI
October 23, 2003

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2003              2002             2001
                                                         -----------      -----------      -----------
Net sales                                                $   807,837      $   883,603      $ 1,062,304
Cost of sales                                                754,872          802,283          930,514
                                                         -----------      -----------      -----------

           Gross profit                                       52,965           81,320          131,790

Operating expenses:
    Selling and administrative expenses                       65,152           66,921           55,844
    Amortization of goodwill                                       -            5,203            4,022
    Restructuring and impairment costs                        59,344           12,581            1,926
    Acquisition and merger costs                                   -              251            1,610
                                                         -----------      -----------      -----------

                                                             124,496           84,956           63,402
                                                         -----------      -----------      -----------

           Operating income (loss)                           (71,531)          (3,636)          68,388

Other income (expense):
    Interest expense                                          (2,817)          (3,821)          (6,448)
    Miscellaneous                                              2,624            1,631            3,426
                                                         -----------      -----------      -----------

    Income (loss) before income taxes and cumulative
      effect of change in accounting for goodwill            (71,724)          (5,826)          65,366

Income tax expense (benefit)                                 (27,228)          (1,753)          26,216
                                                         -----------      -----------      -----------

    Income (loss) before cumulative effect of
    change in accounting for goodwill                        (44,496)          (4,073)          39,150
    Cumulative effect of change in accounting for
      goodwill, net of income tax benefit of $4,755          (23,482)               -                -
                                                         -----------      -----------      -----------

           Net income (loss)                             $   (67,978)     $    (4,073)     $    39,150
                                                         ===========      ===========      ===========

Earnings per share:
    Basic:
    Income (loss) before cumulative effect of
      change in accounting for goodwill                  $     (1.05)     $     (0.10)     $      0.95
    Cumulative effect of change in accounting
      for goodwill                                             (0.56)               -                -
                                                         -----------      -----------      -----------
    Net income (loss)                                    $     (1.61)     $     (0.10)     $      0.95
                                                         ===========      ===========      ===========

    Diluted:
    Income (loss) before cumulative effect of
      change in accounting for goodwill                  $     (1.05)     $     (0.10)     $      0.91
    Cumulative effect of change in accounting
      for goodwill                                             (0.56)               -                -
                                                         -----------      -----------      -----------
    Net income (loss)                                    $     (1.61)     $     (0.10)     $      0.91
                                                         ===========      ===========      ===========

Weighted average shares outstanding:

    Basic                                                     42,284           41,895           41,129
                                                         ===========      ===========      ===========

    Diluted                                                   42,284           41,895           43,230
                                                         ===========      ===========      ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     2003           2002
                                                                                     ----           ----
ASSETS
Current assets:
      Cash and cash equivalents                                                     $ 58,993     $ 63,347
      Short-term investments                                                          19,701       53,025
      Accounts receivable, net of allowances of $4,100 and $4,200, respectively      111,125       95,903
      Inventories                                                                    136,515       94,032
      Deferred income taxes                                                           23,723       21,283
      Prepaid expenses and other                                                       8,326       14,221
                                                                                    --------     --------

                       Total current assets                                          358,383      341,811

Property, plant and equipment, net                                                   131,510      170,834
Goodwill, net                                                                         32,269       64,957
Deferred income taxes                                                                 24,921          355
Other                                                                                  5,971        5,988
                                                                                    --------     --------

                       Total assets                                                 $553,054     $583,945
                                                                                    ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                   $    958     $  1,652
     Accounts payable                                                                 91,445       67,310
     Customer deposits                                                                14,779       13,904
     Accrued liabilities:
             Salaries and wages                                                       17,133       17,505
             Other                                                                    23,753       21,586
                                                                                    --------     --------

                       Total current liabilities                                     148,068      121,957

Capital lease obligations, net of current portion                                     23,502       25,356
Other liabilities                                                                     10,468        5,943

Commitments and contingencies (Notes 9 and 12)                                             -            -

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, none issued
        or outstanding                                                                     -            -
    Common stock, $.01 par value, 200,000 shares authorized,
         and 42,607 and 42,030 issued and outstanding, respectively                      426          420
    Additional paid-in capital                                                       261,214      256,584
    Retained earnings                                                                102,840      170,818
    Accumulated other comprehensive income                                             6,536        2,867
                                                                                    --------     --------
                                                                                     371,016      430,689
                                                                                    --------     --------

                       Total liabilities and shareholders' equity                   $553,054     $583,945
                                                                                    ========     ========

 The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                          Accumulated
                                                              Common Stock        Additional                 Other
                                                         ----------------------    Paid-In     Retained   Comprehensive
                                                           Shares       Amount     Capital     Earnings   Income (Loss)     Total
                                                         -------------------------------------------------------------------------
BALANCES, OCTOBER 1, 2000                                   37,054    $     371   $  72,699   $ 136,577    $    (285)    $ 209,362
Comprehensive income:
   Net income                                                    -            -           -      39,150            -        39,150
   Foreign currency hedges and translation adjustments           -            -           -           -         (104)         (104)
                                                                                                                         ---------
        Total comprehensive income                                                                                          39,046
Issuances of common stock                                    3,544           35     166,140           -            -       166,175
Effect of e2E pooling                                          463            5       2,473        (836)           -         1,642
Exercise of stock options, including tax benefits              696            7      10,620           -            -        10,627
                                                         ---------    ---------   ---------   ---------    ---------     ---------

BALANCES, SEPTEMBER 30, 2001                                41,757          418     251,932     174,891         (389)      426,852

Comprehensive income (loss):
   Net loss                                                      -            -           -      (4,073)           -        (4,073)
   Foreign currency hedges and translation adjustments           -            -           -           -        3,277         3,277
   Other                                                         -            -           -           -          (21)          (21)
                                                                                                                         ---------
           Total comprehensive loss                                                                                           (817)
Issuances of common stock                                      132            1       2,398           -            -         2,399
Exercise of stock options, including tax benefits              141            1       2,254           -            -         2,255
                                                         ---------    ---------   ---------   ---------    ---------     ---------

BALANCES, SEPTEMBER 30, 2002                                42,030          420     256,584     170,818        2,867       430,689

Comprehensive income (loss):
  Net loss                                                       -            -           -     (67,978)           -       (67,978)
  Foreign currency hedges and translation adjustments            -            -           -           -        3,667         3,667
  Other                                                          -            -           -           -            2             2
                                                                                                                         ---------
           Total comprehensive loss                                                                                        (64,309)
Issuances of common stock                                      253            3       1,939           -            -         1,942
Exercise of stock options, including tax benefits              324            3       2,691           -            -         2,694
                                                         ---------    ---------   ---------   ---------    ---------     ---------

BALANCES, SEPTEMBER 30, 2003                                42,607    $     426   $ 261,214   $ 102,840    $   6,536     $ 371,016
                                                         =========    =========   =========   =========    =========     =========

 The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                           2003           2002        2001
                                                                        -----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $ (67,978)   $  (4,073)   $  39,150
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                         27,135       36,604       29,890
      Cumulative effect of change in accounting for goodwill                28,237            -            -
      Non-cash goodwill and asset impairments                               38,046        4,890        1,182
      Net (repurchases) sales under asset securitization facility          (16,612)      (6,305)      22,916
      Income tax benefit of stock option exercises                             926          984        7,420
      Provision for inventories and accounts receivable allowances           7,455       19,190       17,584
      Deferred income taxes                                                (27,006)      (4,352)      (1,287)
      Changes in assets and liabilities:
         Accounts receivable                                                 1,861       33,444       11,334
         Inventories                                                       (48,869)      34,414       78,455
         Prepaid expenses and other                                          6,309       (3,462)      (6,087)
         Accounts payable                                                   23,554        7,504      (66,825)
         Customer deposits                                                     868       (2,152)       5,624
         Accrued liabilities                                                 7,745       14,388      (14,244)
         Other                                                              (1,624)        (619)      (5,633)
                                                                         ---------    ---------    ---------
                 Cash flows provided by (used in) operating activities     (19,953)     130,455      119,479
                                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                    (105,236)     (52,550)     (57,475)
   Sales and maturities of short-term investments                          138,560       20,300       36,700
   Payments for property, plant and equipment                              (22,372)     (30,760)     (54,560)
   Proceeds on sale of property, plant and equipment                         2,665          561           48
   Payments for business acquisitions, net of cash acquired                      -      (41,985)     (32,600)
                                                                         ---------    ---------    ---------
                 Cash flows provided by (used in) investing activities      13,617     (104,434)    (107,887)
                                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                            -      190,437      167,361
   Payments on debt and capital lease obligations                           (2,749)    (242,797)    (269,018)
   Proceeds from exercise of stock options                                   1,768        1,271        3,207
   Issuances of common stock                                                 1,942        2,399      166,175
                                                                         ---------    ---------    ---------
                 Cash flows provided by (used in) financing activities         961      (48,690)      67,725
                                                                         ---------    ---------    ---------
Effect of foreign currency translation on cash                               1,021        1,425          (19)
                                                                         ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                        (4,354)     (21,244)      79,298
Cash and cash equivalents, beginning of year                                63,347       84,591        5,293
                                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year                                   $  58,993    $  63,347    $  84,591
                                                                         =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

                  Description of Business: Plexus Corp. together with its subsidiaries, (the "Company") provides product realization services to original equipment manufacturers (OEMs) in the networking/ datacommunications/telecom, medical, industrial/commercial, computer, and transportation/other industries. The Company provides advanced electronics design, manufacturing and testing services to its customers with a focus on complex, high technology and high reliability products. The Company offers its customers the ability to outsource all stages of product realization, including: development and design services, materials procurement and management, prototyping, and new product introduction, testing, manufacturing, configuration, logistics and test/repair.

                  The contract manufacturing services are provided on either a turnkey basis, whereby the Company procures certain or all of the materials required for product assembly, or on a consignment basis, where the customer supplies some, or occasionally all, materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Turnkey manufacturing currently represents substantially all of the Company's manufacturing services sales.

                  Consolidation Principles: The consolidated financial statements include the accounts of Plexus Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.

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

                  Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2003, 2002 and 2001, such unrealized gains and losses were not material. In addition, there were no realized gains or losses in fiscal 2003, 2002 and 2001.

                  As of September 30, 2003 and 2002, cash and cash equivalents included the following securities (in thousands):

                                                    2003      2002
                                                  -------   -------
         Money market funds and other             $22,757   $20,154
         U.S. corporate and bank debt              28,877    15,083
         State and municipal securities             4,000         -
                                                  -------   -------
                                                  $55,634   $35,237
                                                  =======   =======

                  Short-term investments as of September 30, 2003 and 2002 consist primarily of state and municipal securities.

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

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                     Buildings and improvements        15-50 years
                     Machinery and equipment            3-10 years
                     Computer hardware and software     3-10 years

                  Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense (see Note 3) and the financing component of the lease payments is classified as interest expense.

                  Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, tests those assets for impairment at least annually, with any related loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom").

                  SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation that required the Company to perform an assessment of whether there was an indication of goodwill impairment as of the date of adoption. The Company completed the evaluation and concluded that it had goodwill impairments related to San Diego and Juarez, since the estimated fair value based on expected future discounted cash flows to be generated from each reporting unit was significantly less than their respective carrying value.

                  The Company then compared the respective carrying amounts of San Diego's and Juarez's goodwill to the implied fair value of each reporting unit's respective goodwill. The implied fair value was determined by allocating the fair value to each respective reporting unit's assets and liabilities in a manner similar to a purchase price allocation for an acquired business. Both values were measured at the date of adoption. The Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) related to San Diego and Juarez, which were recognized as a cumulative effect of a change in accounting for goodwill in the Consolidated Statements of Operations.

                  The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In early fiscal 2003, $5.6 million of goodwill was impaired as a result of the Company's decision to close the San Diego facility (see Note 10). The Company completed the annual impairment test during the third quarter of fiscal 2003 and determined that no further impairment existed. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.

                  The following sets forth a reconciliation of net income (loss) and earnings per share information for fiscal 2003, 2002 and 2001, adjusted to exclude goodwill amortization, net of income taxes (in thousands, except per share data):

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                           2003          2002        2001
                                                        ----------    ----------  ----------
 Reported income (loss) before cumulative effect
  of change in accounting for goodwill                  $  (44,496)   $   (4,073) $   39,150
 Add back: goodwill amortization, net of income taxes            -         4,375       3,203
                                                        ----------    ----------  ----------
 Adjusted income (loss) before cumulative effect of
  change in accounting for goodwill                        (44,496)          302      42,353
 Cumulative effect of change in accounting
   for goodwill, net of income taxes                       (23,482)            -           -
                                                        ----------    ----------  ----------
Adjusted net income (loss)                              $  (67,978)   $      302  $   42,353
                                                        ==========    ==========  ==========

 Basic weighted average common shares outstanding           42,284        41,895      41,129
 Dilutive effect of stock options                                -         1,223       2,101
                                                        ----------    ----------  ----------
 Diluted weighted average shares outstanding                42,284        43,118      43,230
                                                        ==========    ==========  ==========

 Basic earnings per share:
   Reported income (loss) before cumulative effect
     of change in accounting for goodwill               $    (1.05)   $    (0.10) $     0.95
   Add back: goodwill amortization,
     net of income taxes                                         -          0.10        0.08
                                                        ----------    ----------  ----------
   Adjusted income (loss) before cumulative effect
     of change in accounting for goodwill                    (1.05)            -        1.03
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                       (0.56)            -           -
                                                        ----------    ----------  ----------
   Adjusted net income (loss)                           $    (1.61)   $        -  $     1.03
                                                        ==========    ==========  ==========

 Diluted earnings per share:
   Reported income (loss) before cumulative effect
     of change in accounting for goodwill               $    (1.05)   $    (0.10) $     0.91
   Add back: goodwill amortization,
     net of income taxes                                         -          0.10        0.07
                                                        ----------    ----------  ----------
   Adjusted income (loss) before cumulative effect
     of change in accounting for goodwill                    (1.05)            -        0.98
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                       (0.56)            -           -
                                                        ----------    ----------  ----------
   Adjusted net income (loss)                           $    (1.61)   $        -  $     0.98
                                                        ==========    ==========  ==========

         The changes in the carrying amount of goodwill for fiscal years ended September 30, 2003 and 2002 are as follows (in thousands):

BALANCE AS OF OCTOBER 1, 2001                                         $   70,514
  Amortization of goodwill                                                (5,203)
  Finalization of purchase accounting                                     (1,684)
  Foreign currency translation adjustments                                 1,330
                                                                      ----------
BALANCE AS OF SEPTEMBER 30, 2002                                          64,957
  Cumulative effect of change in accounting for goodwill                 (28,237)
  Impairment charge (See Note 10)                                         (5,595)
  Foreign currency translation adjustments                                 1,144
                                                                      ----------
BALANCE AS OF SEPTEMBER 30, 2003                                      $   32,269
                                                                      ==========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to customer lists and patents with useful lives from one to fifteen years. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2003, there were no additions to intangible assets. Intangible asset amortization expense was nominal for fiscal 2003, 2002 and 2001.

                  Impairment of Long-Lived Assets: The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective October 1, 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed in SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of, but requires that its depreciable life be revised in accordance with APB Opinion No. 20 "Accounting Changes." Impairment charges recorded in fiscal 2003 against the carrying value of certain of the Company's long-lived assets are discussed in Note 10.

                  The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include decreases in future performance or industry demand and the restructuring of the Company's operations.

                  Revenue Recognition: Revenue from manufacturing services is generally recognized upon shipment of the manufactured product to the Company's customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then revenue is recognized at the time when such requirements are completed and such obligations are fulfilled.

                  Revenue from engineering design and development services, which are generally performed under contracts of twelve months or less duration, is recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Revenue from engineering design and development services is less than ten percent of total revenue in fiscal 2003, 2002 and 2001.

                  Revenue is recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Revenue also includes amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

                  Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. For leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of September 30, 2003, the significant facilities which the Company plans to sublease have not yet been subleased and, accordingly, the Company's estimates of expected sublease income could change based on factors that affect its ability to

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         sublease those facilities such as general economic conditions and the real estate market, among others. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell.

                  Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, the Company concluded that it had a substantive severance plan based upon past severance practices; therefore, certain severance and benefit costs were recorded in accordance with SFAS No. 112, "Employer's Accounting for Post employment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

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

                  The recognition of restructuring costs requires that the Company make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If actual results in exiting these facilities differ from the Company's estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

                  Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

                  Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with revenues, expenses and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and losses on foreign currency transactions were not significant for the years ended September 30, 2003, 2002 and 2001, respectively.

                  Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. These amounts were not material during fiscal 2003, 2002 and 2001.

                  Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from stock options, unless such shares are antidilutive.

                  Stock-based Compensation: In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions were effective for the Company in the second quarter of fiscal 2003. The Company did not effect a voluntary change in accounting to the fair value method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

                  The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to the stock option plans has been recognized in the Consolidated Statements of Operations. The Company's stock-based employee compensation plans are more fully described in Note 11, "Benefit Plans". The following sets forth a reconciliation of net income (loss) and earnings per share information for fiscal 2003, 2002 and 2001 had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, estimated at the date of grant using the Black-Scholes option pricing method (in thousands, except per share amounts).

                                                                                Years ended September 30,
                                                                        --------------------------------------
                                                                           2003          2002         2001
                                                                        --------------------------------------
         Net income (loss) as reported                                  $   (67,978) $    (4,073)  $    39,150

         Add: stock-based employee compensation
         expense included in reported net loss, net of related income
         tax effect                                                               -            -             -

         Deduct: total stock-based employee
         compensation expense determined under fair value based
         method, net of related tax effects                                  (9,042)      (9,947)       (2,559)
                                                                        -----------  -----------   -----------

         Proforma net income (loss)                                     $   (77,020) $   (14,020)  $    36,591
                                                                        ===========  ===========   ===========

         Earnings per share:
              Basic, as reported                                        $     (1.61) $     (0.10)  $      0.95
                                                                        ===========  ===========   ===========
              Basic, proforma                                           $     (1.82) $     (0.33)  $      0.89
                                                                        ===========  ===========   ===========

              Diluted, as reported                                      $     (1.61) $     (0.10)  $      0.91
                                                                        ===========  ===========   ===========
              Diluted, proforma                                         $     (1.82) $     (0.33)  $      0.85
                                                                        ===========  ===========   ===========

         Weighted average shares:
              Basic                                                          42,284       41,895        41,129
                                                                        ===========  ===========   ===========
              Diluted                                                        42,284       41,895        43,230
                                                                        ===========  ===========   ===========

         New Accounting Pronouncements: Effective October 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard did not have an effect on the Company's financial position or results of operations.

         In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for the Company commencing with its fiscal year 2004 and is not expected to have a material impact on its consolidated results of operations or financial position.

         In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 52, "Consolidated Financial Statements," to

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         certain entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. FIN No. 46 was effective for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation, as amended by FSP No. FIN 46-6, is effective for interim or annual periods ending after December 15, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the Company's financial position or results of operations.

                  In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation ("FIN") No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position or results of operations.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, Financial Accounting Standards Board Staff Position ("FSP") No. SFAS 150-3 deferred the effective date of SFAS No. 150 indefinitely for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However expanded discussions are required during the deferral period.

                  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments: Accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. The fair value of capital lease obligations is approximately $26.0 million and $28.7 million as of September 30, 2003 and 2002, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.

                  Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions that follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.

                  Related Party Transactions: The Company has provided certain engineering design and development services for MemoryLink Corp. ("MemoryLink"), which develops electronic products. The former Chairman of the Board of the Company is a shareholder and director of MemoryLink. The Company had nominal sales to MemoryLink during fiscal 2003, no sales in fiscal 2002 and $0.9 million in fiscal 2001, respectively. During fiscal 2002, the Company had a receivable outstanding from MemoryLink totaling $1.3 million, all of which was fully reserved in fiscal 2001. During fiscal 2002, such receivable was converted

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         into a minority equity interest in MemoryLink. The minority equity interest represents less than a ten percent ownership interest in MemoryLink and is accounted for under the cost method. Upon receipt of the minority equity interest, the Company wrote off the receivable and the related allowance for doubtful account. Due to uncertainty regarding MemoryLink's financial viability, the Company recorded the minority equity interest at a zero value.

                  Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.       INVENTORIES

                  Inventories as of September 30, 2003 and 2002, consist of (in thousands):

                                                               2003       2002
                                                               ----       ----
         Assembly parts                                      $ 88,562   $ 64,085
         Work-in-process                                       41,514     24,507
         Finished goods                                         6,439      5,440
                                                             --------   --------
                                                             $136,515   $ 94,032
                                                             ========   ========

3.       PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment as of September 30, 2003 and 2002, consist of (in thousands):

                                                               2003       2002
                                                             --------   --------
         Land, buildings and improvements                    $ 66,614   $ 74,541
         Machinery, and equipment                             119,788    144,319
         Computer hardware and software                        57,576     39,089
         Construction in progress                               7,079     33,236
                                                             --------   --------
                                                              251,057    291,185
         Less accumulated depreciation and amortization       119,547    120,351
                                                             --------   --------
                                                             $131,510   $170,834
                                                             ========   ========

                  As of September 30, 2003 and 2002, computer hardware and software includes $21.9 million and $2.3 million, respectively, related to a new enterprise resource planning platform ("ERP"). As of September 30, 2003 and 2002, construction in process includes $6.0 million and $17.1 million, respectively, of software implementation costs related to the new ERP platform. This ERP platform is intended to augment the Company's management information system and includes hardware and software from various vendors. The ERP platform is also intended to enhance and standardize the Company's ability to globally translate information from production facilities into operational and financial information and to create a consistent set of core business applications at its worldwide facilities, although the Company may not necessarily convert all of its facilities to the same system. During fiscal 2003, two manufacturing facilities were converted to the new ERP platform. The Company anticipates converting at least one more facility to the new ERP platform and completing the integration of the core software in fiscal 2004. Some of the supplemental software programs that will be integrated with the core software will be integrated at later dates. The Company's conversion timetable and project scope remain subject to change based upon the Company's evolving needs and sales levels. Fiscal 2003 amortization of the new ERP platform totaled $0.7 million.

                  Assets held under capital leases and included in property, plant and equipment as of September 30, 2003 and 2002, consist of (in thousands):

                                                                2003      2002
                                                               -------   -------
         Buildings and improvements                            $23,400   $23,691
         Machinery and equipment                                 1,834     7,494
                                                               -------   -------
                                                                25,234    31,185
         Less accumulated amortization                           3,240     5,667
                                                               -------   -------
                                                               $21,994   $25,518
                                                               =======   =======

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  The above table includes a manufacturing facility in San Diego, which was closed during fiscal 2003 (see Note 10) and is no longer used for operating purposes. The Company subleased a portion of the facility during fiscal 2003 and is attempting to sublease the remaining portion. The portion of the San Diego facility that is subleased is recorded at the net present value of the sublease income. The portion of the facility awaiting sublease is recorded at the net present value of the estimated sublease income. The net book value of the subleased portion of the San Diego facility is reduced on a monthly basis by the amortization of the sublease income. No amortization is recorded on the vacant portion of the San Diego facility. The net book value of the San Diego facility, adjusted for impairment, is approximately $15.5 million as of September 30, 2003.

                  Amortization of assets held under capital leases totaled $1.6 million and $2.7 million for fiscal 2003 and 2002, respectively. There were no capital lease additions in fiscal 2003. Capital lease additions of $1.5 million and $22.4 million for fiscal 2002 and 2001, respectively, have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.       CAPITAL LEASE OBLIGATIONS AND OTHER FINANCING

                  Capital lease obligations as of September 30, 2003 and 2002, consist of (in thousands):

                                                       2003      2002
                                                     -------   -------
         Capital lease obligations with a weighted
                average interest rate of 9.2% and
                9.3%, respectively                   $24,460   $27,008
         Less current portion                            958     1,652
                                                     -------   -------
                                                     $23,502   $25,356
                                                     =======   =======

                  The capital lease obligations are for certain equipment and manufacturing facilities, located in the UK and San Diego, which have been recorded as capital leases and expire on various dates through 2016 subject to renewal options. The aggregate scheduled maturities of the Company's debt and its obligations under capital leases as of September 30, 2003, are as follows (in thousands):

         2004                                 $ 3,173
         2005                                   2,928
         2006                                   2,918
         2007                                   2,992
         2008                                   3,049
         Thereafter                            28,645
                                              -------
                                               43,705
         Interest portion of capital leases    19,245
                                              -------
         Total                                $24,460
                                              =======

                  Effective December 26, 2002, the Company terminated its credit facility ("Old Credit Facility). No amounts were outstanding during the first quarter of fiscal 2003 prior to the termination of the Old Credit Facility. Termination of the Old Credit Facility was occasioned by anticipated noncompliance with the minimum interest expense coverage ratio covenant as of December 31, 2002, as a result of restructuring costs incurred in the first quarter of fiscal 2003 (see Note 10). As a result of the termination of the Old Credit Facility, the Company wrote off unamortized deferred financing costs of approximately $0.5 million.

                  Subsequent to September 30, 2003, the Company entered into a new $100 million secured revolving credit facility. See Note 15 "Subsequent Event."

                  In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. In September 2003, the asset securitization facility expired. In conjunction with its expiration, the Company repurchased $17.3 million of accounts receivable that had been previously sold under the asset

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         securitization facility. ABS was a separate corporate entity that sold participating interests in a pool of the Company's accounts receivable to financial institutions, under a separate agreement. Accounts receivable sold to financial institutions were reflected as a reduction to accounts receivable in the Consolidated Balance Sheets. The Company had no risk of credit loss on such receivables as they were sold without recourse. The Company retained collection and administrative responsibilities on the participation interests sold as services for ABS and the financial institutions. The cost associated with these responsibilities was not material, and the Company was not compensated for these services. The agreement also included various standards for determining which, and what amount of, receivables could be sold, and included customary indemnification obligations (see Note 14). As of September 30, 2002, $16.6 million was utilized under the asset securitization facility. As a result, accounts receivable were reduced by $16.6 million for the off-balance-sheet financing as of September 30, 2002.

                  For the fiscal years ended 2003, 2002 and 2001, the Company incurred financing costs of $0.4 million, $0.6 million and $1.9 million, respectively, under the asset securitization facility. These financing costs are included in interest expense in the accompanying Consolidated Statements of Operations. In addition, the net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

                  Cash paid for interest in fiscal 2003, 2002 and 2001 was $2.8 million, $4.4 million and $7.3 million, respectively.

5.       INCOME TAXES

                  Income tax expense (benefit) for fiscal 2003, 2002 and 2001 consists of (in thousands):

                                                                   2003        2002        2001
                                                                 --------    --------    --------
         Currently payable (receivable):
             Federal                                             $  2,096    $  1,835    $ 22,006
             State                                                      -          97       3,211
             Foreign                                                  (69)      1,361       2,286
                                                                 --------    --------    --------
                                                                    2,027       3,293      27,503
                                                                 --------    --------    --------
         Deferred:
             Federal expense (benefit)                            (25,094)        322        (904)
             State benefit                                         (3,800)     (3,902)       (383)
             Foreign benefit                                         (361)     (1,466)          -
                                                                 --------    --------    --------
                                                                  (29,255)     (5,046)     (1,287)
                                                                 --------    --------    --------

                                                                 $(27,228)   $ (1,753)   $ 26,216
                                                                 ========    ========    ========

                  Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2003, 2002 and 2001:


                                                                   2003        2002        2001
                                                                 --------    --------    --------
         Federal statutory income tax rate                           35.0%       35.0%       35.0%
         Increase (decrease) resulting from:
             State income taxes, net of Federal
                 income tax benefit                                   4.2        26.4         2.8
            Non-deductible goodwill and merger costs                  0.2       (21.8)        1.0
            Other, net                                               (1.4)       (9.5)        1.3
                                                                 --------    --------    --------
         Effective income tax rate                                   38.0%       30.1%       40.1%
                                                                 ========    ========    ========

         The components of the net deferred income tax asset as of September 30, 2003 and 2002, consist of (in thousands):

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                               2003      2002
                                                             -------   -------
         Deferred income tax assets:
              Inventories                                    $ 6,413   $ 7,577
              Accrued benefits                                 4,303     3,335
              Allowance for bad debts                          1,438     2,118
              Loss carryforwards                              36,084    14,894
              Other                                            5,049     3,346
                                                             -------   -------
                                                              53,287    31,270
         Deferred income tax liabilities:
             Property, plant and equipment                     4,643     9,632
                                                             -------   -------

         Net deferred income tax asset                       $48,644   $21,638
                                                             =======   =======

                  The net deferred income tax asset arises from available income tax losses and future income tax deductions. The Company's ability to use these income tax losses and future income tax deductions is dependent upon the operations of the Company in the tax jurisdictions in which such losses or deductions arose. The Company would record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Although realization is not assured, based on the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset and tax planning strategies, the Company determined that as of September 30, 2003, no valuation allowance is required. However, should the Company experience a pre-tax loss in fiscal 2004 resulting from revenue declines and/or the inability to improve operating margins, a tax valuation reserve may be required in fiscal 2004.

                  The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire from 2006 through 2013, and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated losses in fiscal 2003 and nominal income in fiscal 2002, resulting in no tax benefit and a nominal tax benefit, respectively.

                  The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that when such earnings are distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits. The aggregate undistributed earnings of the Company's foreign subsidiaries for which a deferred tax liability has not been recorded is approximately $6.3 million as of September 30, 2003.

                  As of September 30, 2003, the Company has approximately $118 million of state net operating loss carryforwards, which are available to reduce future state tax liabilities. The Company also has federal net operating losses totaling approximately $84 million, of which $31 million will be carried back to offset prior years' taxes and $53 million is available to reduce future federal taxable income. These loss carryforwards expire in varying amounts through 2023.

                  Cash paid for income taxes in fiscal 2003, 2002 and 2001 was $0.3 million, $5.2 million and $23.4 million, respectively.

6.       SHAREHOLDERS' EQUITY

                  In October 2001, pursuant to Board of Directors' approval, the Company announced a common stock buyback program that permits it to acquire up to 1.0 million shares for an amount not to exceed $25.0 million. In October 2002, the Board of Directors increased the share limit to 6.0 million shares. To date, no shares have been repurchased.

                  During fiscal 2001, the Company issued 3.45 million shares of common stock at an offering price to the public of $50 per share. The Company received net proceeds of approximately $164.3 million after discounts and commissions to the underwriters of approximately $8.2 million. Additional expenses were approximately $0.6 million.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

7.       EARNINGS PER SHARE

                  The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                          Years ended September 30,
                                                                                   --------------------------------------
                                                                                      2003          2002          2001
                                                                                   ----------    ----------    ----------
Earnings:
     Income (loss) before cumulative effect of change in accounting for goodwill   $  (44,496)   $   (4,073)   $   39,150
     Cumulative effect of change in accounting
        for goodwill, net of income taxes                                             (23,482)            -             -
                                                                                   ----------    ----------    ----------
        Net income (loss)                                                          $  (67,978)   $   (4,073)   $   39,150
                                                                                   ==========    ==========    ==========

Basic weighted average common shares outstanding                                       42,284        41,895        41,129
Dilutive effect of stock options                                                            -             -         2,101
                                                                                   ----------    ----------    ----------
Diluted weighted average shares outstanding                                            42,284        41,895        43,230
                                                                                   ==========    ==========    ==========

Basic earnings per share:
    Income (loss) before cumulative effect of change in accounting for goodwill    $    (1.05)   $    (0.10)   $     0.95
    Cumulative effect of change in accounting
       for goodwill, net of income taxes                                                (0.56)            -             -
                                                                                   ----------    ----------    ----------
    Net income (loss)                                                              $    (1.61)   $    (0.10)   $     0.95
                                                                                   ==========    ==========    ==========

Diluted earnings per share:
    Income (loss) before cumulative effect of change in accounting for goodwill    $    (1.05)   $    (0.10)   $     0.91
    Cumulative effect of change in accounting
       for goodwill, net of income taxes                                                (0.56)            -             -
                                                                                   ----------    ----------    ----------
    Net income (loss)                                                              $    (1.61)   $    (0.10)   $     0.91
                                                                                   ==========    ==========    ==========

                  For the years ended September 30, 2003, 2002 and 2001, stock options to purchase approximately 3.2 million, 3.0 million and 85,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.       ACQUISITIONS AND MERGERS

                  Acquisitions: In January 2002, the Company acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The Company recorded the acquisition utilizing the accounting principles promulgated by SFAS No.'s 141 and 142. The acquisition did not include any interest-bearing debt, but included the assumption of total liabilities of approximately $7.2 million. Based on a third-party valuation, the purchase price was primarily allocated to accounts receivable, inventory and property, plant and equipment. The results from MCMS' operations are reflected in the Company's financial statements from the date of acquisition. No goodwill resulted from this acquisition. The Company incurred approximately $0.3 million of acquisition costs during fiscal 2002 associated with the acquisition of the MCMS operations. Due to unique aspects of this acquisition, pro forma financial information is not meaningful and is therefore not presented. The factors leading to this determination included the selective MCMS assets acquired by the

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Company, the limited assumption of liabilities and the exclusion of certain customer relationships which were formerly significant to MCMS.

                  On May 23, 2001, the Company acquired Qtron, Inc., ("Qtron") a privately held electronics manufacturing service provider located in San Diego, California. The Company purchased all of the outstanding shares of Qtron for approximately $29.0 million in cash, paid outstanding Qtron notes payable of $3.6 million to Qtron shareholders and assumed liabilities of $47.4 million, including capital lease obligations of $18.8 million for a manufacturing facility. The excess of the cost over the fair value of the net assets acquired of approximately $24 million was recorded as goodwill. In December 2002, the primary customer of the San Diego facility, acquired as part of the Qtron acquisition, provided notice of its intent to transition most of its programs to non-Plexus facilities. As a consequence, the Company closed the San Diego facility during fiscal 2003 (see Notes 1 and 10). The results of Qtron's operations are reflected in the Company's financial statements from the date of acquisition.

                  Unaudited pro forma revenue, net income, earnings per share-basic and earnings per share-diluted for fiscal 2001 as if Qtron had been acquired at the beginning of the respective period was as follows (in thousands, except per share data):

                                                        Year ended
                                                     September 30, 2001
                                                     ------------------
         Net sales:
             Plexus                                     $ 1,046,862
             Qtron                                           74,355
                                                        -----------
                                                        $ 1,121,217
                                                        ===========
         Net income (loss):
             Plexus                                     $    40,723
             Qtron                                           (3,296)
                                                        -----------
                                                        $    37,427
                                                        ===========
         Earnings per share:
             Basic                                      $      0.91
                                                        ===========
             Diluted                                    $      0.87
                                                        ===========

                  The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been made during the periods presented or the future results of the combined operations.

                  Mergers: On December 21, 2000, the Company merged with e2E Corporation ("e2E"), a privately held printed circuit board design and engineering service provider for electronic OEMs, through the issuance of 462,625 shares of Company common stock. The transaction was accounted for as a pooling-of-interests. Costs associated with this merger in the amount of $1.0 million have been expensed as required. Prior results were not restated, as they would not differ materially from reported results. The net assets of e2E as of the acquisition date have been recorded in the Consolidated Statement of Shareholders' Equity and Comprehensive Income in 2001.

9.       OPERATING LEASE COMMITMENTS

                  The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2003, 2002 and 2001 was approximately $14.1 million, $14.6 million and $10.9 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $1.3 million, $1.0 million and $1.0 million in fiscal 2003, 2002 and 2001, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Future minimum annual payments on operating leases are as follows (in thousands):

        2004         $13,730
        2005          12,432
        2006          10,578
        2007           9,093
        2008           6,733
        Thereafter    28,570
                     -------
                     $81,136
                     =======

                  For certain leased facilities that were abandoned as result of restructuring actions (see Note 10), the Company accrued estimated losses for future remaining lease payments subsequent to abandonment, less any estimated sublease income. The above table of future minimum annual payments on operating leases includes future payments totaling $7.9 million that are reflected as an obligation for lease exit costs as of September 30, 2003 in the accompanying Consolidated Balance Sheets.

10.      RESTRUCTURING AND IMPAIRMENT COSTS

                  During fiscal 2003, the Company recorded pre-tax restructuring and impairment costs totaling $59.3 million. These costs resulted from the Company's actions taken in response to reductions in its end-market demand. These actions included closing the San Diego and Richmond operating sites, the consolidation of several leased facilities, re-focusing the PCB design group, a write-off of goodwill associated with San Diego, the write-down of underutilized assets to fair value at several locations, and the costs associated with reductions in the work force for manufacturing, engineering and corporate. These measures were intended to align the Company's capabilities and resources with its customer demand.

                  The Richmond facility was phased out of operations and sold in September 2003. Production was shifted to other Plexus operating sites in the United States and Mexico. The closure of Richmond resulted in a write-down of the building, a write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges totaled $3.7 million related to the Richmond facility.

                  The San Diego facility was closed in May 2003. The closure of San Diego resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges totaled $6.3 million related to the San Diego facility. During fiscal 2003, goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of a transitional impairment evaluation under SFAS No. 142 (see Note 1) and $5.6 million was impaired as a result of the Company's decision to close the facility.

                  Other fiscal year 2003 restructuring actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites such as Juarez; Seattle, Washington ("Seattle"); Neenah, Wisconsin ("Neenah") and the United Kingdom. It also impacted the Company's engineering and corporate organizations. The employee termination and severance costs for fiscal 2003 affected approximately 1,000 employees.

                  During fiscal 2002, the Company recorded restructuring and impairment costs totaling $12.6 million. These charges resulted from the Company's actions taken in response to reductions in its sales levels and capacity utilization and included a reduction in work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs for fiscal 2002 affected approximately 700 employees. The operating site closures included two owned facilities: one located in Neenah (the oldest of the Company's four facilities in Neenah) and the other located in Minneapolis, Minnesota ("Minneapolis"). These facilities were no longer adequate to service the needs of the Company's customers and would have required significant investment to upgrade. The Neenah facility was phased out of operations in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operation in July 2002 and sold in October 2002. There were no building impairment charges associated with the closure of these two facilities. Certain lease consolidations also occurred in fiscal 2002, which primarily affected the Company's facilities in Seattle and San Diego.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  During fiscal 2001, the Company recorded restructuring and impairment costs totaling $1.9 million. These charges resulted from the Company's actions taken in response to reductions in its sales levels and capacity utilization and primarily included a reduction in work force and the write-off of certain underutilized assets to fair value at several locations. The fiscal 2001 employee termination and severance costs provided for the elimination of approximately 50 employees.

                                     Employee
                                 Termination and    Lease Obligations and    Non-cash Asset Write-
                                 Severance Costs     Other Exit Costs               downs             Total
                                 ---------------    ---------------------    ---------------------   ---------
          ACCRUED BALANCE,
          OCTOBER 1, 2000               $      -           $      -               $      -          $      -

          Restructuring costs                642                102                  1,182             1,926
          Adjustment to provisions             -                  -                      -                 -
          Amounts utilized                  (563)              (102)                (1,182)           (1,847)
                                        --------           --------               --------          --------
          ACCRUED BALANCE,
          SEPTEMBER 30, 2001                  79                  -                      -                79

          Restructuring costs              3,819              3,872                  4,890            12,581
          Adjustment to provisions             -                  -                      -                 -
          Amount utilized                 (3,358)              (915)                (4,890)           (9,163)
                                        --------           --------               --------          --------
          ACCRUED BALANCE,
          SEPTEMBER 30, 2002                 540              2,957                      -             3,497

          Restructuring costs             10,358             10,940                 38,696            59,994
          Adjustment to provisions             -                  -                   (650)             (650)
          Amount utilized                 (7,993)            (6,005)               (38,046)          (52,044)
                                        --------           --------               --------          --------

          ACCRUED BALANCE
          SEPTEMBER 30, 2003            $  2,905           $  7,892               $      -          $ 10,797
                                        ========           ========               ========          ========

                  In fiscal 2003, asset write-downs in the above table include $5.6 million of goodwill impairment. As of September 30, 2003, most of the remaining employee termination and severance costs are expected to be paid by the end of fiscal 2004, while approximately $3.5 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

11.      BENEFIT PLANS

                  Employee Stock Purchase Plan: On March 1, 2000, the Company established a qualified Employee Stock Purchase Plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of the Company's common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The Company may issue up to 2.0 million shares of its common stock under the ESPP. During fiscal 2003, 2002 and 2001, the Company issued approximately 253,000, 132,000 and 95,000 shares of common stock, respectively, under the ESPP, which were issued for $1.9 million, $2.4 million, and $2.5 million, respectively.

                  401(k) Savings Plans: The Company's 401(k) savings plans cover all eligible employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company's contributions for fiscal 2003, 2002 and 2001 totaled $2.3 million, $2.2 million and $2.1 million, respectively.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  Stock Option Plans: The Company has reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which options for 11.1 million shares have been granted. The exercise price of each option granted must not be less than the fair market value on the date of grant. Options vest over a three-year period from date of grant and have a term of ten years. The plan also authorizes the Company to grant 600,000 stock appreciation rights (in lieu of options for 600,000 shares), none of which have been granted.

                  Under a separate stock option plan, each outside director of the Company is granted 3,000 stock options each December 1, with the option pricing similar to the employee plan. Commencing in fiscal 2004, to reflect an adjustment for a prior stock split, each outside director of the Company will be granted 6,000 stock options each December 1. These options vest immediately and can be exercised after a minimum six-month holding period. The 400,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market. As of September 30, 2003, approximately 145,000 shares have been granted under this plan.

                  A summary of the stock option activity follows:

                                                                         SHARES         WEIGHTED AVERAGE
                                                                      (IN THOUSANDS)     EXERCISE PRICE
                                                                      --------------    ----------------
          Options outstanding as of October 1, 2000                       4,050           $   15.03

          Granted                                                           659               24.44
          Cancelled                                                        (117)              27.59
          Exercised                                                        (721)               5.41
                                                                         ------

          Options outstanding as of September 30, 2001                    3,871               18.04

          Granted                                                           915               25.23
          Cancelled                                                        (163)              29.43
          Exercised                                                        (141)               9.01
                                                                         ------

          Options outstanding as of September 30, 2002                    4,482               19.40

          Granted                                                         1,145               10.87
          Cancelled                                                        (391)              23.74
          Exercised                                                        (324)               5.46
                                                                         ------

          Options outstanding as of September 30, 2003                    4,912           $   17.99
                                                                         ======
          Options exercisable as of:
                            September 30, 2001                            2,364           $   12.20
                                                                         ======           =========
                            September 30, 2002                            2,954           $   15.55
                                                                         ======           =========
                            September 30, 2003                            3,131           $   18.97
                                                                         ======           =========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                  The following table summarizes outstanding stock option information as of September 30, 2003 (shares in thousands):

                                         Number of                                             Number of       Weighted
              Range of                    shares       Weighted Average    Weighted Average      shares         Average
          Exercise Prices              Outstanding     Exercise Price      Remaining Life     Exercisable   Exercise Price
          ---------------              -----------     --------------      --------------     -----------   --------------
         $ 0.63 - $ 7.86                     745         $  5.07               3.0                745            $ 5.07
         $ 7.87 - $15.71                   2,123         $ 12.03               7.4              1,010            $13.19
         $15.72 - $23.57                     515         $ 23.20               7.0                365            $23.09
         $23.58 - $31.43                     794         $ 25.51               8.3                280            $25.61
         $31.44 - $47.14                     714         $ 35.78               6.2                710            $35.78
         $47.15 - $70.71                      22         $ 60.26               6.7                 21            $60.26

         $0.63 - $70.71                    4,913         $ 17.99               6.7              3,131            $18.97

                  The weighted average fair value of options granted per share during fiscal 2003, 2002 and 2001 is $7.46, $15.55 and $16.00, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing method with the following assumption ranges: 75 percent to 85 percent volatility, risk-free interest rates ranging from 2.6 percent to 4.3 percent, expected option life of 5.1 to 9.2 years, and no expected dividends.

                  Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its former executive officers under a nonqualified deferred compensation plan. Under the plan, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives' death, certain amounts annually for the first 15 years subsequent to their retirement. Life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled approximately $0.4 million, $1.8 million and $0.7 million in fiscal 2003, 2002, and 2001, respectively.

                  In fiscal 2000, the Company established an additional deferred compensation plan for its executive officers and other key employees (the "Executive Deferred Compensation Plan"). Under the Executive Deferred Compensation Plan, a covered executive may elect to defer some or all of his or her compensation into the plan, and the Company may credit the participant's account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any earnings, which may be credited thereon upon termination or retirement from Plexus.

                  From fiscal 2000 through fiscal 2002, key employee salary deferrals in and discretionary contributions of the Company to the Executive Deferred Compensation Plan were effected through a split-dollar life insurance program, whereby Plexus entered into split-dollar life insurance agreements with various executive officers and key employees. Under these agreements, Plexus paid a minimum annual premium of $13,500 per policy, and such additional premiums as it determined. Upon the death of the covered employee, Plexus had an interest in the proceeds of the policy equal to the premiums paid. No premium payments were made by the Company in fiscal 2003. Premium payments made by the Company totaled approximately $0.1 million and $0.1 million in fiscal 2002 and 2001, respectively.

                  In fiscal 2003, due to changes in law, Plexus terminated the split-dollar life insurance program and replaced it with a rabbi trust arrangement (the "Trust"). The Trust allows investment of deferred compensation, held on behalf of the participants, into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed into the Trust. During fiscal 2003, the Company made a contribution to the participants' accounts in the amount of $13,500 per participant or approximately $0.1 million in total. Trust assets are subject to the claims of the Company's creditors. As of September 30, 2003, Trust assets and the related liability to the participants totaled approximately $0.7 million and $0.7 million, respectively. Trust assets and the related liability to the

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         participants are included in Other assets and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

                  Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.

12.      CONTINGENCIES

                  The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorney's fees. The Company has obtained a stay of action pending developments in other related litigation. Based on information received from a party to that other litigation, we do not believe that it is likely that a decision will be rendered in the other litigation before spring 2004. The Company believes the vendors from whom the patent equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows.

                  In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.      BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

                  The Company operates in one business segment. The Company provides product realization services to electronic OEMs. The Company has three reportable geographic regions: North America, Europe and Asia. The Company has 19 active manufacturing and engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data, to evaluate performance and allocate the Company's resources on a geographic basis. Interregional transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. Geographic net sales information reflects the origin of the product shipped. Asset information is based on the physical location of the asset.

                                            Years ended September 30,
                                   ------------------------------------------
                                     2003             2002            2001
                                   --------        ---------       ----------
                                                 (in thousands)
         Net sales:
              North America        $704,057        $ 783,660       $  972,363
              Europe                 62,522           78,826           89,941
              Asia                   41,258           21,117                -
                                   --------        ---------       ----------
                                   $807,837        $ 883,603       $1,062,304
                                   ========        =========       ==========

                                         As of September 30,
                                   -------------------------------
                                     2003                   2002
                                   --------              ---------
         Long-lived assets:
              North America        $127,405              $ 199,478
              Europe                 34,251                 35,796
              Asia                    8,094                  6,505
                                   --------              ---------
                                   $169,750              $ 241,779
                                   ========              =========

                  Siemens Medical Systems, Inc. accounted for 12 percent of net sales in fiscal 2003. No customer accounted for 10 percent or more of net sales in fiscal 2002 and 2001. Accounts receivable related to Juniper Networks, Inc. and Motorola, Inc. represented approximately 12 percent and 10 percent, respectively, of the Company's total accounts receivable balance as of September 30, 2003. No customer represented ten percent or more of the Company's total trade receivable balance as of September 30, 2002.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.      GUARANTEES

                  In November 2002, Financial Accounting Standards Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN No. 45 requires a Company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and to elaborate on existing disclosure requirements. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 were effective in the Company's first quarter of fiscal 2003. Adoption of the initial recognition provisions of FIN No. 45 did not have a material impact on these Consolidated Financial Statements.

                  The Company offered certain indemnifications under its asset securitization facility and customer manufacturing agreements. Under the Company's asset securitization facility agreement (see Note 4), which expired in September 2003, the Company is required to provide indemnifications typical of those found in transactions of this sort, such as upon a breach of the Company's representations and warranties in the facility agreement, or upon the Company's failure to perform its obligations under such agreement, or in the event of litigation concerning the agreement. The asset securitization agreement also includes an obligation by the Company to indemnify participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangements. The Company is unable to estimate the maximum potential amount of future payments under this indemnification due to the uncertainties inherent in predicting potential regulatory change. Moreover, although the Company's indemnification obligation survived the termination of this facility in September 2003, the Company believes that it is unlikely to have any on-going indemnification obligations because the Company will not be engaged in further asset securitization transactions after such date; the Company also has no reasonable basis to believe that any unasserted indemnification obligations exist as of the date hereof.

                  In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company's adherence to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.

                  In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed upon testing criteria for periods ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company's obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company's warranty excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

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

                  Below is a table summarizing the warranty activity for fiscal 2003 (in thousands):

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Limited warranty liability, as of October 1, 2002           $   1,246
           Accruals for warranties issued during the period                150
           Accruals related to pre-existing warranties                     (20)
           Settlements (in cash or in kind) during the period             (391)
                                                                     ---------
         Limited warranty liability, as of September 30, 2003        $     985
                                                                     =========

15.      SUBSEQUENT EVENT

                  On October 22, 2003, the Company entered into a secured revolving credit facility (the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $100 million. Borrowings under the Secured Credit Facility will be either through revolving or swing loans or letters of credit obligations. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate, as defined, or the LIBOR rate plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, a maximum of $0.5 million per year. The Secured Credit Facility matures on October 22, 2006 and requires certain financial covenants. These covenants include a maximum total leverage ratio, a minimum domestic cash or marketable securities balance, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for fiscal 2003 and 2002 consists of (in thousands, except per share amounts):

                                           FIRST       SECOND           THIRD          FOURTH
                    2003                  QUARTER      QUARTER         QUARTER         QUARTER       TOTAL
         ---------------------------------------------------------------------------------------------------
         Net sales                      $ 205,379     $ 190,773       $ 195,609       $ 216,076    $ 807,837
         Gross profit                      15,540         9,623          11,829          15,973       52,965
         Loss before cumulative
          effect of change in
          accounting for goodwill         (20,832)       (5,044)        (14,747)         (3,873)     (44,496)
         Cumulative effect of
          change in accounting for
          goodwill, net of tax            (23,482)            -               -               -      (23,482)
         Net loss                         (44,314)       (5,044)        (14,747)         (3,873)     (67,978)

         Earnings per share:
           Basic:
           Loss before cumulative
            effect of change in
            accounting for goodwill     $   (0.49)    $   (0.12)      $   (0.35)      $   (0.09)   $   (1.05)
           Cumulative effect of
            change in accounting
            for goodwill, net of
            tax                             (0.56)            -               -               -        (0.56)
           Net loss                     $   (1.05)    $   (0.12)      $   (0.35)      $   (0.09)   $   (1.61)

           Diluted:
           Loss before cumulative
            effect of change in
            accounting for goodwill     $   (0.49)    $   (0.12)      $   (0.35)      $   (0.09)   $   (1.05)
           Cumulative effect of
            change in accounting
            for goodwill, net of tax        (0.56)            -               -               -        (0.56)
           Net loss                     $   (1.05)    $   (0.12)      $   (0.35)      $   (0.09)   $   (1.61)

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  FIRST        SECOND           THIRD          FOURTH
                    2002         QUARTER       QUARTER         QUARTER         QUARTER      TOTAL
         ------------------------------------------------------------------------------------------
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

                  Earnings per share is computed independently for each quarter. The annual total amounts may not equal the sum of the quarterly amounts due to rounding.

                  In the first, third and fourth quarters of fiscal 2003, the Company recorded pre-tax restructuring and impairment costs of $31.8 million, $19.6 million and $7.9 million, respectively. These costs resulted from our actions taken in response to reductions in our end-market demand. These actions included closing our San Diego and Richmond operating sites, the consolidation of several leased facilities, re-focusing our PCB design group, a write-off of goodwill associated with the San Diego operating site, the write-down of underutilized assets to fair value at several locations, and the costs associated with a reduction in work force in several operating sites, engineering and corporate groups. These measures were intended to align the Company's capabilities and resources with its lower demand.

                  In addition, the Company adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, the Company identified reporting units with goodwill, performed impairment tests on the net goodwill and other indefinite-lived intangible assets associated with each reporting unit using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million was required at the San Diego and Juarez operating sites. The impairment charge was recorded in the first quarter of fiscal 2003 as a cumulative effect of a change in accounting for goodwill.

                  In the first, second, third and fourth fiscal quarters of 2002, the Company recorded pre-tax restructuring and impairment costs of $2.8 million, $4.7 million, $2.7 million and $2.4 million, respectively. These charges were taken in response to the reduction in the Company's sales levels and reduced capacity utilization. The Company evaluated its cost structure compared to anticipated sales levels and determined that reductions of its work force, consolidation of certain leased facilities, write-downs of certain underutilized assets to fair value and facility closures were necessary to reduce costs to more appropriate levels in line with current and expected customer demand. In addition, the Company incurred approximately $0.3 million of acquisition costs associated with the acquisition of the MCMS operations in the second fiscal quarter of 2002.

                                    * * * * *

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2003, 2002 and 2001
(in thousands)

                                                                                    ADDITIONS
                                                     BALANCE AT    ADDITIONS FROM   CHARGED TO
                                                    BEGINNING OF      MERGERS/       COSTS AND                  BALANCE AT
                   DESCRIPTIONS                        PERIOD       ACQUISITIONS     EXPENSES    DEDUCTIONS    END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------
Fiscal Year 2003:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)       $ 4,200         $     -        $   438       $   538        $ 4,100

Inventory reserves
  (deducted from the asset to which it relates)        17,761               -          7,017         8,495         16,283

                                                      -------         -------        -------       -------        -------
                                                      $21,961         $     -        $ 7,455       $ 9,033        $20,383
                                                      =======         =======        =======       =======        =======

Fiscal Year 2002:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)       $ 6,500         $    51        $ 2,994       $ 5,345        $ 4,200

Inventory reserves
  (deducted from the asset to which it relates)        16,469             203         16,746        15,657         17,761

                                                      -------         -------        -------       -------        -------
                                                      $22,969         $   254        $19,740       $21,002        $21,961
                                                      =======         =======        =======       =======        =======

Fiscal Year 2001:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)       $ 1,522         $   329        $ 5,688       $ 1,039        $ 6,500

Inventory reserves
  (deducted from the asset to which it relates)         9,406           2,815         12,334         8,086         16,469

                                                      -------         -------        -------       -------        -------
                                                      $10,928         $ 3,144        $18,022       $ 9,125        $22,969
                                                      =======         =======        =======       =======        =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: PLEXUS CORP. (Registrant)

    /s/ Dean A. Foate
    -----------------------
    Dean A. Foate, President and Chief Executive Officer

December 15, 2003

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

                               SIGNATURE AND TITLE

                     /s/ Dean A. Foate                                     /s/ Steven P. Cortinovis
---------------------------------------------------------              --------------------------------
  Dean A. Foate, President, Chief Executive Officer, and                Steven P. Cortinovis, Director
          Director (Principal Executive Officer)

                   /s/ F. Gordon Bitter                                       /s/ David J. Drury
---------------------------------------------------------              --------------------------------
   F. Gordon Bitter, Vice President and Chief Financial                    David J. Drury, Director
           Officer (Principal Financial Officer)

                   /s/ Simon J. Painter                                      /s/ Thomas J. Prosser
---------------------------------------------------------              --------------------------------
     Simon J. Painter, Corporate Controller (Principal                    Thomas J. Prosser, Director
                    Accounting Officer)

                   /s/ John L. Nussbaum                                   /s/ Dr. Charles M. Strother
---------------------------------------------------------              --------------------------------
          John L. Nussbaum, Chairman and Director                      Dr. Charles M. Strother, Director

                                                                             /s/ Jan K. Ver Hagen
---------------------------------------------------------              --------------------------------
                                                                          Jan K. Ver Hagen, Director

* Each of the above signatures is affixed as of December 15, 2003.

                                  EXHIBIT INDEX
                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 2003

                                                                     INCORPORATED BY                       FILED
EXHIBIT NO.                EXHIBIT                                     REFERENCE TO                       HEREWITH
-----------                -------                                     ------------                       --------
   3(i)        Restated Articles of Incorporation of        Exhibit 3(i) to Plexus' Report on
               Plexus Corp., as amended through             Form 10-Q for the quarter ended
               March 13, 2001                               March 31, 2001 ("3/31/01")

   3(ii)       Bylaws of Plexus Corp., as amended           Exhibit 3(ii) to the 3/31/01 10-Q
               through March 7, 2001

    4.1        Restated Articles of Incorporation of        Exhibit 3(i) above
               Plexus Corp.

    4.2        (a) Amended and Restated Shareholder         Exhibit 1 to Plexus'
               Rights Agreement, dated as of August         Form 8-A/A filed
               13, 1998, (as amended through                on December 6, 2000
               November 14, 2000) between Plexus
               and Firstar Bank, N.A. (n/k/a US Bank,
               N.A.) as Rights Agent, including form
               of Rights Certificates

               (b) Agreement of Substitution and First      Exhibit 4.2 (b) to Plexus' Annual
               Amendment to the Amended and                 Report on Form 10-K for the fiscal
               Restated Shareholder Rights Agreement        year ended September 30, 2002
               dated as of December 5, 2002

   10.1        (a) Supplemental Executive Retirement        Exhibit 10.1 (b) to Plexus' Report
               Agreements with John Nussbaum dated          on Form 10-K for the fiscal year
               as of September 19, 1996**:                  ended September 30, 1996

               (b) First Amendment Agreement to             Exhibit 10.1 to Plexus' Quarterly
               Supplemental Retirement Agreement            Report on Form 10-Q for the
               between Plexus and John Nussbaum,            quarter ended December 31, 2000
               dated as of September 1, 1999

   10.2        Forms of Change of Control
               Agreements dated October 1, 2003
               with **
               (a)  Dean A. Foate                                                                              X
                    Thomas B. Sabol
                    F. Gordon Bitter
                    David A. Clark
                    Thomas J. Czajkowski
                    Paul L. Ehlers
                    Joseph D. Kaufman
                    Michael J. McGuire
                    J. Robert Kronser
                    David H. Rust
                    Michael T. Verstegen

               (b)  George W.F. Setton
                    Simon J. Painter                                                                           X

   10.3        Plexus Corp. 1998 Option Plan**              Exhibit A to the Registrant's
                                                            definitive proxy statement for its
                                                            1998 Annual Meeting of Shareholders

   10.4        Plexus Corp. 1995 Directors' Stock           Exhibit 10.10 to 1994 10-K
               Option Plan**

   10.5        (a) Credit Agreement dates as of             Exhibit 10.6(a) to Plexus' Annual
               October 25, 2000, among Plexus,              Report on Form 10-K for the fiscal
               certain Plexus subsidiaries and various      year ended September 30, 2000
               signatory lending institutions whose         ("2000 10-K")
               agents are ABN Amro Bank N.V.,
               Firstar Bank, N.A. (n/k/a US Bank,
               N.A.) and Bank One, N.A.

               (b) Exhibits thereto                         Exhibit 10.6(b) to 2000 10-K

               (c) First Agreement to Credit                Exhibit 10.1 to Plexus' Quarterly
               Agreement and Waiver dated as of May         Report on Form 10-Q for the
               13, 2002                                     quarter ended March 31, 2002

               (d) Notice of Plexus dated November 9,       Exhibit 10.4 (d) to 2002 10-K
               2002, reducing credit line.

               (e) Notice of Plexus dated December          Exhibit 10.1 to 12/31/02 10-Q
               26, 2002 eliminating credit line

   Note:  All agreements included in Exhibit 10.5 are now terminated.

   10.6        (a) Credit Agreement dated as of                                                                X
               October 22, 2003 among Plexus, certain
               Plexus subsidiaries and various lending
               institutions whose Administrative Agent
               is Harris Trust and Savings Bank

               (b) First Amendment and Waiver to                                                               X
               Credit Agreement dated as of October
               31, 2003

   10.7        (a) Lease Agreement between Neenah           Exhibit 10.8(a) to Plexus' Report
               (WI) QRS 11-31, Inc. ("QRS: 11-31")          on Form 10-K for the year ended
               and EAC, dated August 11, 1994               September 30, 1994 ("1994
                                                            10-K")
               (b) Guaranty and Suretyship Agreement        Exhibit 10.8(c) to 1994 10-K
               between Plexus Corp. and QRS: 11-31
               dated August 11, 1994, together with
               related Guarantor's Certificate of Plexus
               Corp.

   10.8        (a) Plexus Corp. 1998 Management             Plexus' Annual Report n Form 10-K
               Incentive Compensation Plan**                for the fiscal year ended September
               (no longer in effect)                        30, 1997

               (b) Plexus Corp. 2004 Incentive                                                                 X
               Compensation Plan- Executive
               Leadership Team **

   10.9        Promissory Note from Thomas B. Sabol         Exhibit 10.1 to Plexus' Report on
               dated March 13, 2000 (repaid)                Form 10-Q for the quarter ended
                                                            March 31, 2000

   10.10(a)    (a) Amended and Restated Receivables         Exhibit 10.1 to Plexus' Quarterly
               Sale Agreement, dated July 1, 2001,          Report on Form 10-Q for the
               between Plexus Services Corp. and            quarter ended June 30, 2001
               Plexus ABS, Inc.                             ("6/30/01 10-Q")

               (b) First Amendment to amended and           Exhibit 10.1 to Plexus' Quarterly
               Restated Receivables Sale Agreement,         Report on Form 10-Q for the
               dated June 28, 2002, between Plexus          quarter ended June 30, 2002
               Services Corp. and Plexus ABS, Inc.          ("6/30/02 10-Q")

   10.11       (a) Receivables Purchase Agreement           Exhibit 10.10(a) to 2000 10-K
               dated as of October 6, 2000, among
               Plexus, Preferred Receivables Funding
               Corporation and Bank One, NA

               (b) First Amendment to Receivables           Exhibit 10.2 to Plexus' 6/30/01 10-Q
               Purchase Agreement, dated July 1, 2001

               (c) Second Amendment to Receivables          Exhibit 10.2(a) to 6/30/02 10-Q
               Purchase Agreement, dated October 3, 2001

               (d) Limited Waiver and Third                 Exhibit 10.2(b) to 6/30/02
               Amendment to Receivables Purchase            10-Q
               Agreement, dated April 25, 2002

               (e) Fourth Amendment to Receivables          Exhibit 10.2(c) to 6/30/02
               Purchase Agreement, dated June 28, 2002      10-Q

               (f) Fifth Amendment to Receivables           Exhibit 10.2(f) to 2002 10-K
               Purchase Agreement, dated September
               30, 2002

               (g) Limited Waiver and Sixth                 Exhibit 10.2(g) to 2002 10-K
               Amendment to Receivables Purchase
               Agreement, dated December 4, 2002

               (h) Limited Waiver and Seventh               Exhibit 10.2 to 12/31/02 10-Q.
               Amendment to Receivables Purchase
               Agreement, dated January 28, 2003

               (i) Limited Waiver and Seventh               Exhibit 10.4 to Plexus' Quarterly
               Amendment to Receivables Purchase            Report on Form 10-Q for the quarter
               Agreement, dated January 28, 2003            ended December 31, 2002

Note: All agreements included in Exhibit 10.10 and 10.11 were terminated in September 2003.

   10.12       Plexus Corp. Executive Deferred              Exhibit 10.17 to 2000 10-K
               Compensation Plan**

   10.13       Form of Split Dollar Life Insurance          Exhibit 10.18 to 2000 10-K
               Agreements between Plexus and each
               of:**
                 Thomas B. Sabol
                 Dean A. Foate
                 J. Robert Kronser
                 Joseph D. Kaufman
                 Paul L. Ehlers
                 Michael T. Verstegen
                 David A. Clark

   10.14       Plexus Corp Executive Deferred
               Compensation Plan Trust dated April 1,
               2003 between Plexus Corp. and Bankers
               Trust Company**

   10.15       (a) Employment Agreement dated as of         Exhibit 10.3 to the 6/30/02 10-Q
               July 1, 2002, between Plexus Corp. and
               Dean A. Foate** [superceded]

               (b) Amended and Restated Employment
               Agreement dated as of September 1,                                                              X
               2003 between Plexus Corp and Dean A.
               Foate **

   10.16       Employment Agreement, dated as of            Exhibit 10.4 to the 6/30/02 10-Q
               July 1, 2002, by and between Plexus
               Corp. and Thomas B. Sabol **

    21         List of Subsidiaries                                                                            X

    23         Consent of PricewaterhouseCoopers LLP                                                           X

    24         Power of Attorney                                                                        (Signature Page
                                                                                                             Hereto)
   31.1        Certification of Chief Executive Officer
               pursuant to Section 302(a) of the
               Sarbanes-Oxley Act of 2002                                                                       X

   31.2        Certification of Chief Financial Officer
               pursuant to section 302 (a) of the
               Sarbanes-Oxley Act of 2002                                                                       X

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

----------------------
**Designates management compensatory plans or agreements.