Form 10-Q
period 2003-12-31
PLEXUS CORP
filed 2004-02-17
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                     For the Quarter ended December 31, 2003

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

                                 Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

                                 Yes (X) No ( )
         As of February 9, 2004 there were 42,966,015 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                December 31, 2003

PART I.  FINANCIAL INFORMATION...................................................................................    3

         Item 1.  Consolidated Financial Statements..............................................................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)................    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS..........................................................    4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................................................    5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   13

                  "SAFE HARBOR" CAUTIONARY STATEMENT.............................................................   13

                  OVERVIEW.......................................................................................   13

                  RESULTS OF OPERATIONS..........................................................................   14

                  LIQUIDITY AND CAPITAL RESOURCES................................................................   17

                  CONTRACTUAL OBLIGATIONS AND COMMITMENTS........................................................   18

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES..................................................   18

                  NEW ACCOUNTING PRONOUNCEMENTS..................................................................   19

                  RISK FACTORS...................................................................................   20

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................   27

         Item 4.   Controls and Procedures.......................................................................   27

PART II - OTHER INFORMATION......................................................................................   28

         Item 1.  Legal Proceedings..............................................................................   28

         Item 6.   Exhibits and Reports on Form 8-K..............................................................   28

SIGNATURE........................................................................................................   29

                          PART I. FINANCIAL INFORMATION

    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                  -----------------------
                                                                                     2003         2002
                                                                                  ----------   ----------
Net sales                                                                         $  238,464   $  205,379
Cost of sales                                                                        218,837      189,839
                                                                                  ----------   ----------

  Gross profit                                                                        19,627       15,540

Operating expenses:
   Selling and administrative expenses                                                16,356       16,755
   Restructuring and impairment costs                                                      -       31,840
                                                                                  ----------   ----------
                                                                                      16,356       48,595
                                                                                  ----------   ----------

  Operating income (loss)                                                              3,271      (33,055)

Other income (expense):
  Interest expense                                                                      (663)        (773)
  Miscellaneous                                                                          516          518
                                                                                  ----------   ----------

  Income (loss) before income taxes and cumulative
    effect of change in accounting for goodwill                                        3,124      (33,310)

Income tax expense (benefit)                                                             625      (12,478)
                                                                                  ----------   ----------

  Income (loss) before cumulative effect
    of change in accounting for goodwill                                               2,499      (20,832)

  Cumulative effect of change in accounting for goodwill,
   net of income tax benefit of $4,755                                                     -      (23,482)
                                                                                  ----------   ----------

  Net income (loss)                                                               $    2,499   $  (44,314)
                                                                                  ==========   ==========

Earnings per share:
  Basic
    Income (loss) before cumulative effect of change in accounting for goodwill   $     0.06   $    (0.49)
    Cumulative effect of change in accounting for goodwill                                 -        (0.56)
                                                                                  ----------   ----------
    Net income (loss)                                                             $     0.06   $    (1.05)
                                                                                  ==========   ==========

  Diluted
    Income (loss) before cumulative effect of change in accounting for goodwill   $     0.06   $    (0.49)
    Cumulative effect of change in accounting for goodwill                                 -        (0.56)
                                                                                  ----------   ----------
    Net income (loss)                                                             $     0.06   $    (1.05)
                                                                                  ==========   ==========

Weighted average shares outstanding:

   Basic                                                                              42,651       42,069
                                                                                  ==========   ==========
   Diluted                                                                            43,738       42,069
                                                                                  ==========   ==========

Comprehensive income (loss):
   Net income (loss)                                                              $    2,499   $  (44,314)
   Foreign currency hedges and translation adjustments                                 4,823        1,223
                                                                                  ----------   ----------
Comprehensive income (loss)                                                       $    7,322   $  (43,091)
                                                                                  ==========   ==========

           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                      December 31,   September 30,
                                                                          2003           2003
                                                                      ------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                         $     41,176   $      58,993
    Short-term investments                                                  18,489          19,701
    Accounts receivable, net of allowance of $3,300
     and $4,100, respectively                                              117,906         111,125
    Inventories                                                            162,889         136,515
    Deferred income taxes                                                   24,645          23,723
    Prepaid expenses and other                                               7,750           8,326
                                                                      ------------   -------------

                   Total current assets                                    372,855         358,383

Property, plant and equipment, net                                         129,655         131,510
Goodwill                                                                    33,928          32,269
Deferred income taxes                                                       26,293          24,921
Other                                                                        6,695           5,971
                                                                      ------------   -------------

                   Total assets                                       $    569,426   $     553,054
                                                                      ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of capital lease obligations                      $      1,038   $         958
    Accounts payable                                                        97,338          91,445
    Customer deposits                                                       16,372          14,779
    Accrued liabilities:
       Salaries and wages                                                   17,870          17,133
       Other                                                                24,027          23,753
                                                                      ------------   -------------

                   Total current liabilities                               156,645         148,068

Capital lease obligations, net of current portion                           23,625          23,502
Other liabilities                                                           10,010          10,468

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
       none issued or outstanding                                                -               -
    Common stock, $.01 par value, 200,000 shares authorized, 42,679
       and 42,607 shares issued and outstanding, respectively                  427             426
    Additional paid-in capital                                             262,021         261,214
    Retained earnings                                                      105,339         102,840
    Accumulated other comprehensive income                                  11,359           6,536
                                                                      ------------   -------------

                                                                           379,146         371,016
                                                                      ------------   -------------

                   Total liabilities and shareholders' equity         $    569,426   $     553,054
                                                                      ============   =============

           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                  Three Months Ended
                                                                     December 31,
                                                                 --------------------
                                                                   2003        2002
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $  2,499    $(44,314)
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
    Depreciation and amortization                                   6,444       7,375
    Cumulative effect of change in accounting for goodwill              -      28,237
    Non-cash goodwill and asset impairments                             -      16,922
    Deferred income taxes                                          (2,294)    (17,385)
    Net repayments under asset securitization facility                  -      (3,614)
    Income tax benefit of stock option exercises                      189         249
    Changes in assets and liabilities:
       Accounts receivable                                         (5,438)      8,812
       Inventories                                                (25,238)     (9,814)
       Prepaid expenses and other                                    (467)       (359)
       Accounts payable                                             4,985      (1,314)
       Customer deposits                                            1,581        (318)
       Accrued liabilities and other                                  791      12,402
                                                                 --------    --------

         Cash flows used in operating activities                  (16,948)     (3,121)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                      1,212      13,026
Payments for property, plant and equipment                         (3,612)    (10,667)
                                                                 --------    --------

         Cash flows provided by (used in) investing activities     (2,400)      2,359
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt and capital lease obligations                       (223)       (437)
Proceeds from exercise of stock options                               619         491
                                                                 --------    --------

         Cash flows provided by financing activities                  396          54
                                                                 --------    --------

Effect of foreign currency translation on cash and cash
      equivalents                                                   1,135         428
                                                                 --------    --------
Net decrease in cash and cash equivalents                         (17,817)       (280)
Cash and cash equivalents:
       Beginning of period                                         58,993      63,347
                                                                 --------    --------
       End of period                                             $ 41,176    $ 63,067
                                                                 ========    ========

           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of operations for the three months ended December 31, 2003 and 2002, and the cash flows for the same three-month periods.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                  December 31,    September 30,
                      2003            2003
                  -------------   -------------
Raw materials     $     110,238   $      88,562
Work-in-process          40,174          41,514
Finished goods           12,477           6,439
                  -------------   -------------
                  $     162,889   $     136,515
                  =============   =============

NOTE 3 - FORMER FINANCING

          In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. This asset securitization facility expired in September 2003 (the "former asset securitization facility"). ABS was a separate corporate entity that sold participating interests in a pool of the Company's accounts receivable to financial institutions, under a separate agreement. Accounts receivable sold to financial institutions were reflected as a reduction to accounts receivable in the Consolidated Balance Sheets. For the three months ended December 31, 2003, the Company did not incur any financing costs associated with the former asset securitization facility due to its expiration in September 2003. For the three months ended December 31, 2002, the Company incurred financing costs of $0.1 million under the former asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net repayments under the agreement during the three months ended December 31, 2002 are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

         The Company had a previous credit facility (the "Old Credit Facility"), which it terminated, effective December 26, 2002. No amounts were outstanding during the first quarter of fiscal 2003. Termination of the Old Credit Facility was occasioned by anticipated noncompliance with the minimum interest expense coverage ratio covenant as of December 31, 2002, as a result of restructuring costs in the first quarter of fiscal 2003 (see Note 11). As a result of the termination of the Old Credit Facility, the Company wrote-off unamortized deferred financing costs of approximately $0.5 million in the three months ended December 31, 2002.

NOTE 4  - CURRENT FINANCING

         On October 22, 2003, the Company entered into a secured three-year revolving credit facility (the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $100 million. No amounts were outstanding during the first quarter of fiscal 2004. Borrowings under the Secured Credit Facility will be either through revolving or swing loans or letters of credit obligations. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate, as defined, or the LIBOR rate plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, up to a maximum amount of $0.5 million per year. Origination fees and expenses totaled approximately $0.7 million, which have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. The Secured Credit Facility matures on October 22, 2006 and contains certain financial covenants. These covenants include a maximum total leverage ratio, a minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement. Interest expense related to the commitment fee and amortization of deferred origination fees totaled approximately $0.1 million for the three months ended December 31, 2003.

NOTE 5 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
Earnings:
     Income (loss) before cumulative effect of change
        in accounting for goodwill                          $  2,499   $(20,832)
     Cumulative effect of change in accounting
        for goodwill, net of income tax benefit of $4,755          -    (23,482)
                                                            --------   --------
     Net income (loss)                                      $  2,499   $(44,314)
                                                            ========   ========

Basic weighted average common shares outstanding              42,651     42,069
Dilutive effect of stock options                               1,087          -
                                                            --------   --------
Diluted weighted average shares outstanding                   43,738     42,069
                                                            ========   ========

Basic and diluted earnings per share:
    Income (loss) before cumulative effect of change
      in accounting for goodwill                            $   0.06   $  (0.49)
    Cumulative effect of change in accounting
      for goodwill, net of income taxes                            -      (0.56)
                                                            --------   --------
    Net income (loss)                                       $   0.06   $  (1.05)
                                                            ========   ========

         For the three months ended December 31, 2003, stock options to purchase approximately 2.0 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

         For the three months ended December 31, 2002, stock options to purchase approximately 3.5 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in this period, and therefore their effect would be anti-dilutive.

NOTE 6 - STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilizes the

Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" had been used to account for stock-based compensation. The following presents pro forma net income (loss) and per share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per share amounts):

                                                                          Three Months Ended
                                                                             December 31,
                                                                      ---------------------------
                                                                          2003           2002
                                                                      ------------   ------------
Net income (loss) as reported                                         $      2,499   $    (44,314)

Add: stock-based employee compensation expense included in reported
net loss, net of related income tax effect                                       -              -

Deduct: total stock-based employee compensation expense determined
under fair value based method, net of related tax effects                   (1,952)        (2,237)
                                                                      ------------   ------------

Proforma net income (loss)                                            $        547   $    (46,551)
                                                                      ============   ============

Earnings per share:
     Basic, as reported                                               $       0.06   $      (1.05)
                                                                      ============   ============
     Basic, proforma                                                  $       0.01   $      (1.11)
                                                                      ============   ============

     Diluted, as reported                                             $       0.06   $      (1.05)
                                                                      ============   ============
     Diluted, proforma                                                $       0.01   $      (1.11)
                                                                      ============   ============

Weighted average shares:
     Basic                                                                  42,651         42,069
                                                                      ============   ============
     Diluted                                                                44,409         42,069
                                                                      ============   ============

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually with any related loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was originally assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom"). As of December 31, 2003, only the Juarez and United Kingdom reporting units have goodwill remaining.

         SFAS No. 142 required the Company to perform a transitional goodwill impairment evaluation that assessed whether there was an indication of goodwill impairment as of the date of adoption. The Company completed the evaluation and concluded that it had goodwill impairments related to the San Diego and Juarez reporting units, since the estimated fair values based on expected future discounted cash flows to be generated from each reporting unit were significantly less than their respective carrying values.

         In the first quarter of fiscal 2003, the Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) related to San Diego and Juarez, which were recognized as a cumulative effect of a change in accounting for goodwill in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

         The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In the first quarter of fiscal 2003, an additional $5.6 million of goodwill was impaired as a result of the Company's decision to close the San Diego facility (see Note 11). The Company's fiscal 2003 annual impairment test did not result in any further impairment. However, no assurances can be given that future impairment tests of goodwill will not result in additional goodwill impairment.

         The changes in the carrying amount of goodwill for the three months ended December 31, 2003 and for the fiscal year ended September 30, 2003 are as follows (amounts in thousands):

Balance as of October 1, 2002                             $ 64,957
 Cumulative effect of change in accounting for goodwill    (28,237)
 Impairment charge                                          (5,595)
 Foreign currency translation adjustments                    1,144
                                                          --------
Balance as of September 30, 2003                            32,269
 Foreign currency translation adjustments                    1,659
                                                          --------
Balance as of December 31, 2003                           $ 33,928
                                                          ========

         The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with a remaining useful life of 14 years. The Company has no identifiable intangibles that are not subject to amortization. During the three months ended December 31, 2003, there were no additions to identifiable intangible assets. Intangible asset amortization expense was nominal for the three months ended December 31, 2003 and 2002.

NOTE 8 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of December 31, 2003, the Company has 19 active manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                                       Three months ended
                                                          December 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------
Net sales:

            North America                              $193,696   $183,418
            Europe                                       27,153     14,075
            Asia                                         17,615      7,886
                                                       --------   --------
                                                       $238,464   $205,379
                                                       ========   ========

                                     December 31,    September 30,
                                         2003            2003
                                     -------------   -------------
Long-lived assets:

                     North America   $     108,023   $     110,582
                     Europe                 13,516          12,834
                     Asia                    8,116           8,094
                                     -------------   -------------
                                     $     129,655   $     131,510
                                     =============   =============

         Juniper Networks, Inc. accounted for 13 percent of net sales for the three months ended December 31, 2003. General Electric Corp. and Siemens Medical Systems, Inc. accounted for 13 percent and 11 percent, respectively, of net sales for the three months ended December 31, 2002. No other customers accounted for 10 percent or more of net sales in either period. Long-lived assets as of December 31, 2003 and September 30, 2003 exclude goodwill and other long-term assets totaling $40.6 million and $38.2 million, respectively.

NOTE 9 - GUARANTEES

         The Company offers certain indemnifications under its customer manufacturing agreements and previously offered limited indemnification under the former asset securitization facility, which survives its termination.

         In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed upon testing criteria for periods ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company's obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company's warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

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

         Below is a table summarizing the warranty activity for the three months ended December 31, 2003 and for the fiscal year ended September 30, 2003 (in thousands):

Limited warranty liability, as of October 1, 2002      $ 1,246
  Accruals for warranties issued during the period         150
  Accruals related to pre-existing warranties              (20)
  Settlements (in cash or in kind) during the period      (391)
                                                       -------
Limited warranty liability, as of September 30, 2003       985
  Accruals for warranties issued during the period          28
  Accruals related to pre-existing warranties                -
  Settlements (in cash or in kind) during the period       (80)
                                                       -------
Limited warranty liability, as of December 31, 2003    $   933
                                                       =======

         Under the Company's former asset securitization facility agreement (see
Note 3), which expired in September 2003, the Company was required to provide indemnifications typical of those found in transactions of this sort, such as upon a breach of the Company's representations and warranties in the facility agreement, or upon the Company's failure to perform its obligations under such agreement, or in the event of litigation concerning the agreement. The asset securitization agreement also included an obligation by the Company to indemnify participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangements. The Company is unable to estimate the maximum potential amount of future payments under this indemnification due to the uncertainties inherent in predicting potential regulatory change. Moreover, although the Company's indemnification obligation survived the termination of that facility in September 2003, the Company believes that it is unlikely to have any on-going indemnification obligations because the Company will not be engaged in further asset securitization transactions after such date; the Company also has no reasonable basis to believe that any unasserted indemnification obligations exist as of the date hereof.

NOTE 10 - CONTINGENCIES

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorney's fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled in favor of the plaintiffs, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has stated that it will appeal this ruling. The Company's lawsuit remains stayed pending the outcome of that appeal. The Company believes the vendors from which the alleged patent-infringing equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows.

         In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 11 - RESTRUCTURING COSTS

         In the first quarter of fiscal 2003, the Company recorded pre-tax restructuring costs totaling $31.8 million. The Company's most significant restructuring in the first quarter of fiscal 2003 was the announced intention to close its San Diego facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and, in subsequent periods, the elimination of the facility's work force. San Diego was phased out of operation in May 2003. Goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of the Company's transitional impairment evaluation under SFAS No. 142 (see Note 7) and $5.6 million was impaired as a result of the Company's decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Mexico; Seattle, Washington; Neenah, Wisconsin and the United Kingdom. For leased facilities that were abandoned and anticipated to be subleased, the restructuring costs were based on future lease payments subsequent to abandonment, less estimated sublease income. For the equipment write-off, the restructuring costs were based on fair value estimated by using market prices for similar assets less estimated selling costs. Employee termination and severance costs in the first quarter fiscal 2003 affected approximately 500 employees.

         Fiscal year 2003 restructuring activities that occurred subsequent to December 31, 2002 and for which a liability remained at September 30, 2003, included severance costs associated with the closure of the Company's Richmond, Kentucky, facility work force reductions for engineering, corporate and other manufactuzring locations and other costs associated with refocusing the Company's PCB design group.

         The table below summarizes the Company's payments on its restructuring obligations for the first fiscal quarter of fiscal 2004 (in thousands):

                        EMPLOYEE
                     TERMINATION AND    LEASE OBLIGATIONS
                     SEVERANCE COSTS   AND OTHER EXIT COSTS     TOTAL
                     ---------------   --------------------   ---------
Accrued balance,
September 30, 2003   $         2,905   $              7,892   $  10,797

Amounts utilized              (1,875)                  (545)     (2,420)
                     ---------------   --------------------   ---------
Accrued balance,
December 31, 2003    $         1,030   $              7,347   $   8,377
                     ===============   ====================   =========

         As of December 31, 2003, most of the remaining severance costs and $2.7 million of the lease obligations are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement's consideration should be allocated among separate units. The pronouncement was effective for the Company commencing with its first quarter of fiscal 2004 but did not have a material impact on its consolidated results of operations or financial position.

         On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our financial condition or results of operations.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company's second fiscal quarter of 2004. The Company's adoption of Interpretation No. 46 is not expected to have a significant impact on its future results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. The pronouncement was effective for the Company commencing with its first quarter of fiscal 2004, but did not have a material impact on its consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:

         -        the continued uncertain economic outlook for the electronics and technology industries,

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

OVERVIEW

         Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") is a participant in the Electronic Manufacturing Services ("EMS") industry. We provide product realization services to original equipment manufacturers, or OEMs, in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation/other industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 20.

         The rapid revenue growth the EMS industry enjoyed through the late 1990's and into 2001 stalled over the past two years as a result of the bursting of the dot com bubble and generally sluggish economic activity in the United States and elsewhere. As a result of this reduced demand, the industry, as well as Plexus, has faced historically low levels of capacity utilization and consequently lower profitability, and even losses. Excess industry capacity has also led to more competitive pricing environment, which has also lowered profitability.

         Last year, Plexus responded to these industry conditions by taking a number of actions to reduce manufacturing capacity and lower fixed expenses. The more important of these actions were the closures of the San Diego, California ("San Diego") and the Richmond, Kentucky sites. These and other actions, more fully described in our 2003 Form 10-K, reduced our manufacturing capacity from
1.8 million to 1.4 million square feet (a reduction of 22 percent) and lowered our fixed expense base (both manufacturing and selling and administrative expense) by an estimated $30 million per year.

         Although the actions taken last year reduced our fixed expense base, other factors will increase the fixed expense base and erode the net expected fixed expense reduction to approximately $15 million per year. These factors include an approximately 3.5 percent across the board salary increase in the United States at the beginning of the fiscal year, higher costs for medical benefits, and costs for variable incentive compensation in the current year which were not earned in the prior year because of our reported losses.

         As we begin fiscal 2004, based on customer indications, we believe that there is renewed strength in end-market demand, especially from the networking/datacommunications and medical sectors; these are markets in which we have typically generated approximately 60-70 percent of our revenues. In addition, we have focused on improving organic growth opportunities, and our continuing commitment to building a highly effective sales and marketing function has resulted in winning new programs and new customers. Although various surveys suggest that the overall EMS sector will grow 8-11 percent in fiscal 2004, based on customer indications of expected demand and management estimates of new program wins, our internal projections currently anticipate revenue growth for fiscal 2004 in the range of 15-20 percent; however, actual results may be lower and will depend upon future orders and consequent sales. These future orders may be less than we expect due to many factors, including those that we discuss under "Risk Factors" below.

         The rapid growth anticipated for this fiscal year entails substantial execution risks. We will have to hire and train approximately 1,000 new employees at sites located around the world. Additionally, as the industry rebounds, the supply chain that supports the EMS industry may tighten, and obtaining required parts may become more difficult. Nonetheless, the new fiscal year has begun on a positive note as more fully discussed below.

RESULTS OF OPERATIONS

         Net sales. Net sales for the indicated periods were as follows (dollars in millions):

                     Three months ended
                        December 31,
                  -------------------------
                   2003               2002           Increase/ (Decrease)
                  ------             ------          --------------------
Sales             $238.5             $205.4            $33.1     16%

         Our net sales increase of 16 percent reflects the strengthening end-market demand, particularly in the networking/datacommunications and medical sectors, as well as new program wins from both new and existing customers. Growth in the networking/datacommunications sector occurred despite the loss in the comparable prior fiscal year period of programs from the primary customer of our former San Diego facility, which was closed in May 2003. The net sales growth in the medical sector was primarily due to strength of a medical program in the United Kingdom. Based on customers' orders and indications of expected demand, we currently expect second quarter sales to be in the range of $245 million to $255 million. However, our results will ultimately depend on the actual order levels.

         Our percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for indicated periods were as follows:

                                                                Three months ended
                                                                   December 31,
                                                               --------------------
                                                               2003            2002
                                                               ----            ----
Juniper Networks                                               13%              *
GE                                                              *              13%
Siemens                                                         *              11%
Top 10 customers                                               60%             57%

* Represents less than 10 percent of net sales

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

         Our percentages of sales by industry for the indicated periods were as follows:

                                                           Three months ended
                                                              December 31,
                                                           ------------------
Industry                                                    2003        2002
--------                                                    ----        ----
Networking/Datacommunications/Telecom                        39%         35%
Medical                                                      33%         34%
Industrial/Commercial                                        12%         14%
Computer                                                     11%         12%
Transportation/Other                                          5%          5%

         Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                          Three months ended
                             December 31,
                          ------------------
                           2003       2002     Increase/ (Decrease)
                          ------      ----     --------------------
Gross Profit               $19.6      $15.5       $4.1       26%
Gross Margin                 8.2%       7.6%

         The improvement in gross profit and gross margin was due to a combination of higher net sales, that resulted in enhanced manufacturing capacity utilization, and lower fixed manufacturing costs. The primary reason for the reduction in fixed manufacturing costs was the fiscal 2003 restructuring actions. The gross profit improvements were moderated, however, by lower pricing on certain programs, manufacturing inefficiencies related to the start of new programs, as well as higher compensation and benefits costs. Effective at the beginning of fiscal 2004, Plexus raised employee salaries in the United States by an average of approximately 3.5 percent. This salary increase was to partially compensate for the flat base compensation of employees over the past two years. In addition, the overall costs for employee health care costs will continue to increase, even as we attempt to manage those costs.

         Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of start-up costs and efficiencies of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, average sales prices, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Although we focus on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

         Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

         Operating expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                                   Three months ended
                                      December 31,
                                   ------------------
                                    2003        2002      Increase/(Decrease)
                                   ------       ----      -------------------
Selling and administrative
 expense (S&A)                      $16.4       $16.8     $ (0.4)      (2%)
Percent of sales                      6.9%        8.2%

         The dollar reduction in S&A was due primarily to the fiscal 2003 restructuring initiative offset, in part, by higher compensation and benefits costs in the current quarter. The significant decrease in S&A as a percent of net sales was due primarily to the 16 percent increase in net sales over the comparable prior year period.

          Included in S&A for both periods are expenses for information technology systems support related to the implementation of a new enterprise resource planning ("ERP") platform. This ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities.

         During fiscal 2003, two manufacturing facilities were converted to the new ERP platform, which resulted in additional training and implementation costs. During the balance of fiscal 2004, we will continue to develop enhancements for the new ERP platform. We anticipate converting at least one more facility to the new ERP platform during our second fiscal quarter of fiscal 2004, at which time approximately 50 percent of our revenues will be on the new ERP platform. Training and implementation costs are expected to continue over the next few quarters as we make system enhancements and convert the additional facility to the new ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and other costs for testing and installation. As of December 31, 2003, property, plant and equipment includes $29.6 million related to the new ERP platform, including $1.7 million capitalized in the first quarter of fiscal 2004. Amortization of the capitalized costs associated with the ERP platform commenced in fiscal 2003 and totaled $0.6 million for the three months ended December 31, 2003. We anticipate incurring at least an additional $3.3 million of capital expenditures for the ERP platform over the rest of fiscal 2004.

         During the first quarter of fiscal 2003, we recorded pre-tax restructuring charges totaling $31.8 million. These charges were taken in response to reductions in end-market demand, including the decision of the largest customer of the San Diego facility to transition most of its programs to non-Plexus facilities. Our primary restructuring actions included the closure of the San Diego facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and the elimination of the facility's work force. The San Diego facility was phased out of operations in May 2003. As of September 30, 2002, the San Diego location had unamortized goodwill of approximately $20.4 million, of which $14.8 million was impaired as a result of the transitional impairment evaluation under SFAS No. 142 (see discussion below under "Cumulative effect of change in accounting for goodwill") and $5.6 million was impaired as a result of the decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operations in Seattle, Washington; Neenah, Wisconsin and in the United Kingdom. The first quarter fiscal 2003 employee termination costs affected approximately 500 employees.

         Pre-tax restructuring charges for the indicated periods are summarized as follows (in millions):

                                     Three months ended
                                         December 31,
                                     -------------------
                                       2003       2002
                                     --------   --------
Fixed asset impairment               $      -   $   11.3
Lease exit costs                            -        9.7
Write-off of goodwill                       -        5.6
Severance costs                             -        5.2
                                     --------   --------
         Total restructuring costs   $      -   $   31.8
                                     ========   ========

         Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million for the three months ended December 31, 2002, was required at our Juarez, Mexico and San Diego locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

         Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                                 Three months ended
                                    December 31,
                               ----------------------
                                 2003         2002
                               --------    ----------
Income tax expense (benefit)   $    0.6    $    (12.5)
Effective tax rate                   20%           37%

          The decrease in the effective tax rate is due primarily to our expanding operations in Asia where we benefit from tax holidays.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Cash flows used in operating activities were $16.9 million for the three months ended December 31, 2003, compared to cash flows used in operating activities of $3.1 million for the three months ended December 31, 2002. During the three months ended December 31, 2003, cash used in operating activities was primarily driven by increased inventory, which was offset, in part, by increased accounts payable and accrued liabilities.

         As of December 31, 2003, actual days sales outstanding represented by our accounts receivable decreased to 45 days from 47 days as of September 30, 2003. Annualized inventory turns declined to 5.8 turns for the three months ended December 31, 2003 from 6.2 turns for the prior year-end. Inventories increased $26.4 million from September 30, 2003, primarily for the purchase of raw materials to support new programs and new customers, and increased sales.

         Investing Activities. Cash flows used in investing activities totaled $2.4 million for the three months ended December 31, 2003. The primary uses were for additions to property, plant and equipment (principally software), offset, in part, by sales and maturities of short-term investments.

         We generally utilize available cash and operating leases to finance our operating requirements. We utilize operating leases primarily in situations where concerns about technical obsolescence outweigh the benefits of direct ownership. We currently estimate capital expenditures for fiscal 2004 to be approximately $20 million to $25 million, of which $3.6 million was made during the first quarter of fiscal 2004.

         Financing Activities. Cash flows provided by financing activities totaled $0.4 million for the three months ended December 31, 2003, and primarily represented the proceeds from the exercise of stock options offset, in part, by payments on capital lease obligations.

         On October 22, 2003, we entered into a secured revolving credit facility (the "Secured Credit Facility") with a group of banks that allows us to borrow up to $100 million. Borrowing under the Secured Credit Facility will be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate (as defined) or the LIBOR rate plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, a maximum of $0.5 million per year. The Secured Credit Facility matures on October 22, 2006 and includes certain financial covenants customary in agreements of this type. These covenants include a maximum total leverage ratio, a minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement.

         We believe that our Secured Credit Facility, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working and fixed capital requirements through fiscal 2004. However, a continuing increase in our sales would increase our working capital needs, particularly as we acquire additional inventory to support those sales and our accounts receivable increase. As those needs increase, we may need to arrange additional debt or equity financing. However, we cannot assure that we will be able to make any such arrangements on acceptable terms.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

                                                                Payments Due by Fiscal Period
                                      ------------------------------------------------------------------------
                                                     Remaining in                                   2009 and
                                         Total           2004        2005-2006      2007-2008      thereafter
                                      ------------   ------------   ------------   ------------   ------------
Contractual Obligations
Capital Lease Obligations             $     43,910   $      3,411   $      5,847   $      6,042   $     28,610
Operating Leases                            77,782         10,286         23,060         15,865         28,571
Unconditional Purchase Obligations*              -              -              -              -              -
Other Long-Term Obligations**                1,797            606          1,191              -              -
                                      ------------   ------------   ------------   ------------   ------------
 Total Contractual Cash Obligations   $    123,489   $     14,303   $     30,098   $     21,907   $     57,181
                                      ============   ============   ============   ============   ============

* - There are no unconditional purchase obligations other than purchases of inventory and equipment in the ordinary course of business. All such unconditional purchase obligations of inventory and equipment have a term of less than one year.

** - As of December 31, 2003, other long-term obligations consist of salary commitments under employment agreements. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         Our accounting policies are disclosed in our 2003 Report on Form 10-K. During the first quarter of fiscal 2004, there were no material changes to these policies. Our more critical accounting policies are as follows:

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

         Intangible Assets - We do not amortize goodwill and intangible assets with indefinite useful lives, but, instead, test those assets for impairment at least annually with any related losses recognized in earnings when incurred. We will perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

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

         Restructuring Costs - From fiscal 2001 through fiscal 2003, we recorded restructuring costs in response to reductions in sales and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of December 31, 2003, the significant facilities which we plan to sublease have not yet been subleased; and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the real estate market, among others. For equipment, the impairment losses recognized are based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. See Note 11 in the Notes to Condensed Consolidated Financial Statements.

         Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, "Employer's Accounting for Post employment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

         For leased facilities that will be abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See
Note 11 in the Notes to Condensed Consolidated Financial Statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement was effective for us commencing with our first quarter of fiscal 2004, but did not have a material impact on our consolidated results of operations or financial position.

         On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our financial condition or results of operations.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for us in the second quarter of fiscal 2004. Our adoption of Interpretation No. 46 is not expected to have a significant impact on our future results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, Financial Accounting Standards Board Staff Position ("FSP") No. SFAS 150-3 deferred the effective date of SFAS No. 150 indefinitely for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However, expanded discussions are required during the deferral period.

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A continued slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. Over the previous two years, our sales were adversely affected by the slowdown in the networking/datacommunications/telecom and industrial/commercial markets, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies.

These factors substantially influenced our levels of net sales. As a result, the demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

         Sales to our largest customer in the first quarter of fiscal 2004 represented 13 percent of our net sales. Sales to our two largest customers in the first quarter of fiscal 2003 represented 13 percent and 11 percent, respectively. No other customers represented 10 percent or more of our net sales in either period. Sales to our ten largest customers have represented a majority, or near majority, of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent and 57 percent for the three months ended December 31, 2003 and 2002, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur in response to a slowdown in the overall economy.

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

FAILURE TO MANAGE OUR CONTRACTION, AND OUR FUTURE GROWTH, IF ANY, MAY SERIOUSLY HARM OUR BUSINESS.

         Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity, such as the closure of our San Diego and Richmond facilities and the reduction in the number of employees, can affect our expenses, and therefore our short-term and long-term results.

         We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than has actually occurred in recent financial performance. We continue to review a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of September 30, 2003, ERP implementation costs included in property, plant and equipment totaled $29.6 million and we anticipate incurring at least an additional $3.3 million in capital expenditures for the ERP platform; changes in the scope of this project could result in impairment of these capitalized costs.

         The resumption of sales growth would require us to improve and expand our financial, operational and management information systems, continue to develop the management skills of our managers and supervisors, and continue to train, manage and motivate our employees. We may also experience a need for additional employees, equipment and/or facilities. Because of changes in business conditions, we may need to incur costs relating to such items even in some cases where we have recently incurred costs resulting from contractions in similar areas. If we are unable to manage future growth effectively, our operating results could be harmed.

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

         In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, the first quarter of fiscal 2004 saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in expenses to us. While most of our customer agreements include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time. An increase in economic activity could also result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

         Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. These factors also affect our ability to efficiently use labor and equipment. If start-up programs increase with an improved economy, our exposure to these factors could consequently increase. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

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

         In addition, our medical device business, which represented approximately 33 percent of our net sales in the first quarter of fiscal 2004, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS THAT COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

         We manufacture products to our customers' specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component defects, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any costs or payments.

OUR PRODUCTS ARE FOR THE ELECTRONICS INDUSTRY, WHICH PRODUCES TECHNOLOGICALLY ADVANCED PRODUCTS WITH SHORT LIFE CYCLES.

         Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:

     - the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles

     - the inability of our customers to develop and market their products, some of which are new and untested

     - the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

         The electronics manufacturing services industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors that may have significant combined resources with which to compete against us.

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

         On October 22, 2003, we entered into a secured revolving credit facility (the "Secured Credit Facility") with a group of banks. The Secured Credit Facility allows us to borrow up to $100 million. However, we cannot assure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

         Our future success may depend on our ability to obtain additional financing and capital to support increased sales and our possible future growth. We may seek to raise capital by:

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

         In addition, the stock market in general, and especially the NASDAQ Stock Market, along with market prices for technology companies in particular, have experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.

         Among other things, volatility and weakness in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments.

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our presence in international markets increases the complexity and size of our foreign exchange risk. As December 31, 2003, we had no foreign currency contracts outstanding.

         In the first quarter of fiscal 2004 and 2003, we had net sales of approximately 11 percent and 7 percent, respectively, denominated in currencies other than the U.S. dollar. In the first quarter of fiscal 2004 and 2003, we had total costs of approximately 14 percent and 10 percent, respectively, denominated in currencies other than the U.S. dollar.

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

         Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for the three months ended December 31, 2003 and 2002.

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

         Based on information received from a party to that other litigation, on January 23, 2004, the judge in the other related litigation ruled for the plaintiffs (the parties challenging the patents), thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has stated that it will appeal that ruling. If that verdict is upheld on an expected appeal, it would likely result in dismissal of claims against the Company. The Company's lawsuit remains stayed pending the outcome of that appeal.

         Even if the verdict is not upheld, the Company believes the vendors from which patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. Even though the patents at issue would theoretically relate to a significant portion of our net sales, even if the verdict in the other case is overturned and a judgment is rendered in our case and/or a license fee required, it is the opinion of management that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows. Lemelson Medical, Educational & Research Foundation Limited Partnership vs. Esco Electronics Corporation et al, US District Court for the District of Arizona, Case Number CIV 000660 PHX JWS (2000).

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

No reports were filed during the quarter ended December 31, 2003. However, Plexus submitted reports (which are not to be deemed incorporated by reference into other filings) dated October 23, 2003 and January 21, 3004, which furnished certain earnings information.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2/17/04                              /s/ Dean A. Foate
-------                             --------------------
  Date                              Dean A. Foate
                                    President and Chief Executive Officer

2/17/04                              /s/ F. Gordon Bitter
-------                             -----------------------
  Date                              F. Gordon Bitter
                                    Vice President and
                                    Chief Financial Officer