Form 10-Q
period 2004-03-31
PLEXUS CORP
filed 2004-05-14
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended March 31, 2004

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

                   Yes (X)                               No ( )

         As of May 9, 2004 there were 43,050,800 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 March 31, 2004

PART I.  FINANCIAL INFORMATION..............................................................................      3

         Item 1.  Consolidated Financial Statements.........................................................      3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)...........      3

                  CONDENSED CONSOLIDATED BALANCE SHEETS.....................................................      4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................      5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     13

                  "SAFE HARBOR" CAUTIONARY STATEMENT........................................................     13

                  OVERVIEW..................................................................................     13

                  RESULTS OF OPERATIONS.....................................................................     14

                  LIQUIDITY AND CAPITAL RESOURCES...........................................................     17

                  CONTRACTUAL OBLIGATIONS AND COMMITMENTS...................................................     18

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES.............................................     19

                  NEW ACCOUNTING PRONOUNCEMENTS.............................................................     20

                  RISK FACTORS..............................................................................     21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     28

         Item 4.  Controls and Procedures...................................................................     28

PART II - OTHER INFORMATION.................................................................................     29

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................     29

         Item 6.  Exhibits and Reports on Form 8-K..........................................................     29

SIGNATURES..................................................................................................     30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                Three Months Ended         Six Months Ended
                                                                     March 31,                March 31,
                                                             ----------------------    ----------------------
                                                                2004         2003        2004          2003
                                                             ---------    ---------    ---------    ---------
Net sales                                                    $ 254,272    $ 190,773    $ 492,735    $ 396,152
Cost of sales                                                  233,091      181,150      451,927      370,989
                                                             ---------    ---------    ---------    ---------

  Gross profit                                                  21,181        9,623       40,808       25,163

Operating expenses:
   Selling and administrative expenses                          16,422       16,815       32,778       33,570
   Restructuring and impairment costs                                -            -            -       31,840
                                                             ---------    ---------    ---------    ---------
                                                                16,422       16,815       32,778       65,410
                                                             ---------    ---------    ---------    ---------

  Operating income (loss)                                        4,759       (7,192)       8,030      (40,247)

Other income (expense):
  Interest expense                                                (730)        (712)      (1,393)      (1,590)
  Miscellaneous                                                    310          678          826        1,301
                                                             ---------    ---------    ---------    ---------

  Income (loss) before income taxes and cumulative
      effect of change in accounting for goodwill                4,339       (7,226)       7,463      (40,536)

Income tax expense (benefit)                                       868       (2,182)       1,493      (14,660)
                                                             ---------    ---------    ---------    ---------

  Income (loss) before cumulative effect of change in
      accounting for goodwill                                    3,471       (5,044)       5,970      (25,876)

  Cumulative effect of change in accounting for goodwill,
   net of income tax benefit of $4,755                               -            -            -      (23,482)
                                                             ---------    ---------    ---------    ---------

  Net income (loss)                                          $   3,471    $  (5,044)   $   5,970    $ (49,358)
                                                             =========    =========    =========    =========

Earnings per share:
  Basic
    Income (loss) before cumulative effect of change in
      accounting for goodwill                                $    0.08    $   (0.12)   $    0.14    $   (0.61)
    Cumulative effect of change in accounting for goodwill           -            -            -        (0.56)
                                                             ---------    ---------    ---------    ---------
    Net income (loss)                                        $    0.08    $   (0.12)   $    0.14    $   (1.17)
                                                             =========    =========    =========    =========

  Diluted
    Income (loss) before cumulative effect of change in
      accounting for goodwill                                $    0.08    $   (0.12)   $    0.14    $   (0.61)
    Cumulative effect of change in accounting for goodwill           -            -            -        (0.56)
                                                             ---------    ---------    ---------    ---------
    Net income (loss)                                        $    0.08    $   (0.12)   $    0.14    $   (1.17)
                                                             =========    =========    =========    =========

Weighted average shares outstanding:
  Basic                                                         42,962       42,260       42,806       42,164
                                                             =========    =========    =========    =========
  Diluted                                                       44,157       42,260       43,969       42,164
                                                             =========    =========    =========    =========

Comprehensive income (loss):
  Net income (loss)                                          $   3,471    $  (5,044)   $   5,970    $ (49,358)
  Foreign currency hedges and translation adjustments            1,752         (706)       6,575          517
                                                             ---------    ---------    ---------    ---------
Comprehensive income (loss)                                  $   5,223    $  (5,750)   $  12,545    $ (48,841)
                                                             =========    =========    =========    =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                         March 31,  September 30,
                                                                           2004         2003
                                                                         ---------  -------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 51,386      $ 58,993
    Short-term investments                                                  8,079        19,701
    Accounts receivable, net of allowance of $2,600
     and $4,100, respectively                                             137,246       111,125
    Inventories                                                           198,010       136,515
    Deferred income taxes                                                  16,780        23,723
    Prepaid expenses and other                                              7,625         8,326
                                                                         --------      --------

                   Total current assets                                   419,126       358,383

Property, plant and equipment, net                                        126,357       131,510
Goodwill                                                                   34,543        32,269
Deferred income taxes                                                      23,306        24,921
Other                                                                       6,710         5,971
                                                                         --------      --------

                   Total assets                                          $610,042      $553,054
                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations      $  1,639      $    958
    Accounts payable                                                      111,685        91,445
    Customer deposits                                                      15,873        14,779
    Accrued liabilities:
       Salaries and wages                                                  23,693        17,133
       Other                                                               21,033        23,753
                                                                         --------      --------

                   Total current liabilities                              173,923       148,068

Long-term debt and capital lease obligations, net of current portion       38,542        23,502
Other liabilities                                                           8,938        10,468

Commitments and contingencies (Note 10)                                         -             -

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                 -             -
    Common stock, $.01 par value, 200,000 shares authorized, 43,039
       and 42,607 shares issued and outstanding, respectively                 430           426
    Additional paid-in capital                                            266,288       261,214
    Retained earnings                                                     108,810       102,840
    Accumulated other comprehensive income                                 13,111         6,536
                                                                         --------      --------

                                                                          388,639       371,016
                                                                         --------      --------

                    Total liabilities and shareholders' equity           $610,042      $553,054
                                                                         ========      ========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                       Six Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     2004          2003
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  5,970      $(49,358)
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
    Depreciation and amortization                                    12,821        14,412
    Cumulative effect of change in accounting for goodwill                -        28,237
    Non-cash goodwill and asset impairments                               -        16,922
    Deferred income taxes, net                                        8,647       (11,826)
    Net repayments under asset securitization facility                    -        (1,614)
    Income tax benefit of stock option exercises                      1,117           154
    Changes in assets and liabilities:
       Accounts receivable                                          (24,256)       16,689
       Inventories                                                  (59,855)      (10,841)
       Prepaid expenses and other                                      (343)          780
       Accounts payable                                              18,947        (6,276)
       Customer deposits                                              1,067         4,206
       Accrued liabilities and other                                  2,293        10,211
                                                                   --------      --------
         Cash flows provided by (used in) operating activities      (33,592)       11,696
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                       11,622        19,714
Payments for property, plant and equipment                           (6,338)      (16,121)
                                                                   --------      --------

         Cash flows provided by investing activities                  5,284         3,593
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                   73,752             -
Payments on debt                                                    (58,151)            -
Payments on capital lease obligations                                  (450)         (821)
Proceeds from exercise of stock options                               2,987           526
Issuances of common stock                                               974         1,042
                                                                   --------      --------

         Cash flows provided by financing activities                 19,112           747
                                                                   --------      --------

Effect of foreign currency translation on cash and cash
      equivalents                                                     1,589           120
                                                                   --------      --------

Net increase (decrease) in cash and cash equivalents                 (7,607)       16,156
Cash and cash equivalents:
       Beginning of period                                           58,993        63,347
                                                                   --------      --------
       End of period                                               $ 51,386      $ 79,503
                                                                   ========      ========

           See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations for the three months and six months ended March 31, 2004 and 2003, and the cash flows for the same six-month periods.

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

NOTE 2 - INVENTORIES

         The major classes of inventories are as follows (in thousands):

                                                            March 31,   September 30,
                                                               2004         2003
                                                            ---------   -------------
Raw materials                                                $127,775      $ 88,562
Work-in-process                                                51,569        41,514
Finished goods                                                 18,666         6,439
                                                             --------      --------
                                                             $198,010      $136,515
                                                             ========      ========

NOTE 3 - CURRENT FINANCING

         On October 22, 2003, the Company entered into a secured three-year revolving credit facility (the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $100 million. As of March 31, 2004, borrowings of $15.0 million were outstanding at a weighted average annual interest rate of 3.6 percent. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letters of credit obligations. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, up to a maximum amount of $0.5 million per year. Origination fees and expenses totaled approximately $0.7 million, which have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. The Secured Credit Facility matures on October 22, 2006 and contains certain financial covenants. These covenants include a maximum total leverage ratio, a $40.0 million minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $0.2 million and $0.3 million for the three and six months ended March 31, 2004.

NOTE 4 - FORMER FINANCING

          In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. This asset securitization facility expired in September 2003 (the "former asset securitization facility"). ABS was a separate corporate entity that sold participating interests in a pool of the Company's accounts receivable to financial institutions, under a separate agreement. Accounts receivable sold to financial institutions were reflected as a reduction to accounts receivable in the Condensed Consolidated Balance Sheets. For the three months and six months ended March 31, 2004, the Company did not incur any financing costs associated with the former asset securitization facility due to its expiration in September 2003. For the three months and six months ended March 31, 2003, the Company incurred financing costs of $0.1 million and $0.2 million, respectively, under the former asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net repayments under the agreement during the six months ended March 31, 2003 are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

NOTE 5 - EARNINGS PER SHARE

         The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                Three Months Ended          Six Months Ended
                                                                     March 31,                  March 31,
                                                              ----------------------     ----------------------
                                                                2004          2003         2004         2003
                                                              --------     ---------     --------     ---------
Earnings:
    Income (loss) before cumulative effect of change
        in accounting for goodwill                            $  3,471     $ (5,044)     $  5,970     $(25,876)
    Cumulative effect of change in accounting
        for goodwill, net of income tax benefit of $4,755            -            -             -      (23,482)
                                                              --------     --------      --------     --------
    Net income (loss)                                         $  3,471     $ (5,044)     $  5,970     $(49,358)
                                                              ========     ========      ========     ========

Basic weighted average common shares outstanding                42,962       42,260        42,806       42,164
Dilutive effect of stock options                                 1,195            -         1,163            -
                                                              --------     --------      --------     --------
Diluted weighted average shares outstanding                     44,157       42,260        43,969       42,164
                                                              ========     ========      ========     ========

Basic and diluted earnings per share:
    Income (loss) before cumulative effect of change
      in accounting for goodwill                              $   0.08     $  (0.12)     $   0.14     $  (0.61)
    Cumulative effect of change in accounting
      for goodwill, net of income taxes                              -            -             -        (0.56)
                                                              --------     --------      --------     --------
    Net income (loss)                                         $   0.08     $  (0.12)     $   0.14     $  (1.17)
                                                              ========     ========      ========     ========

         For both the three and six months ended March 31, 2004, stock options to purchase approximately 1.8 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.

         For the three and six months ended March 31, 2003, stock options to purchase approximately 3.7 million and 3.8 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in those periods, and therefore their effect would be anti-dilutive.

NOTE 6 - STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," had been used to account for stock-based compensation. The following presents pro forma net income (loss) and per share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per share amounts):

                                                      Three Months Ended          Six Months Ended
                                                          March 31,                    March 31,
                                                    ----------------------    ------------------------
                                                       2004         2003         2004           2003
                                                    ---------     --------    ----------     ---------
Net income (loss) as reported                       $   3,471     $(5,044)    $    5,970     $(49,358)

Add: stock-based employee compensation expense
     included in reported net loss, net of related
     income tax effect                                      -           -              -            -

Deduct: total stock-based employee compensation
     expense determined under fair value based
     method, net of related tax effects                  (975)     (2,875)        (2,928)      (5,112)
                                                    ---------     -------     ----------     --------

Pro forma net income (loss)                         $   2,496     $(7,919)    $    3,042     $(54,470)
                                                    =========     =======     ==========     ========

Earnings per share:
     Basic, as reported                             $    0.08     $ (0.12)    $     0.14     $  (1.17)
                                                    =========     =======     ==========     ========
     Basic, pro forma                               $    0.06     $ (0.19)    $     0.07     $  (1.29)
                                                    =========     =======     ==========     ========

     Diluted, as reported                           $    0.08     $ (0.12)    $     0.14     $  (1.17)
                                                    =========     =======     ==========     ========
     Diluted, pro forma                             $    0.06     $ (0.19)    $     0.07     $  (1.29)
                                                    =========     =======     ==========     ========

Weighted average shares:
     Basic, as reported and pro forma                  42,962      42,260         42,806       42,164
                                                    =========     =======     ==========     ========

     Diluted, as reported                              44,157      42,260         43,969       42,164
                                                    =========     =======     ==========     ========
     Diluted, pro forma                                43,466      42,260         43,623       42,164
                                                    =========     =======     ==========     ========

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

         The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually with any related loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was originally assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom"). As of March 31, 2004, only the Juarez and United Kingdom reporting units have goodwill remaining.

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

         The changes in the carrying amount of goodwill for the six months ended March 31, 2004 and for the fiscal year ended September 30, 2003 are as follows (amounts in thousands):

Balance as of October 1, 2002                               $ 64,957
 Cumulative effect of change in accounting for goodwill      (28,237)
 Impairment charge                                            (5,595)
 Foreign currency translation adjustments                      1,144
                                                            --------
Balance as of September 30, 2003                              32,269
 Foreign currency translation adjustments                      2,274
                                                            --------
Balance as of March 31, 2004                                $ 34,543
                                                            ========

         The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with a remaining useful life of 14 years. The Company has no identifiable intangibles that are not subject to amortization. During the six months ended March 31, 2004, there were no additions to identifiable intangible assets. Intangible asset amortization expense was nominal for the six months ended March 31, 2004 and 2003.

NOTE 8 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

         The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of March 31, 2004, the Company has 19 active manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                                       March 31,                             March 31,
                                          --------------------------------        -----------------------------
                                               2004                2003               2004             2003
                                          -------------         ----------        ------------      -----------
Net sales:

                       North America      $     202,310         $  170,021         $   396,005      $   353,612
                       Europe                    26,598             11,867              53,751           25,769
                       Asia                      25,364              8,885              42,979           16,771
                                          -------------         ----------        ------------      -----------
                                          $     254,272         $  190,773         $   492,735      $   396,152
                                          =============         ==========        ============      ===========

                                             March 31,        September 30,
                                               2004                2003
                                          -------------       -------------
Long-lived assets:

                       North America        $  104,529          $  110,582
                       Europe                   13,410              12,834
                       Asia                      8,418               8,094
                                            ----------          ----------
                                            $  126,357          $  131,510
                                            ==========          ==========

         Long-lived assets as of March 31, 2004 and September 30, 2003 exclude goodwill and other non-operating long-term assets totaling $41.3 million and $38.2 million, respectively.

         Juniper Networks, Inc. accounted for 13 percent of net sales for both the three months and six months ended March 31, 2004. Siemens Medical Systems, Inc. ("Siemens") accounted for 15 percent of net sales for the three months ended March 31, 2003. Siemens and General Electric Company accounted for 13 percent and 10 percent of net sales, respectively, for the six months ended March 31, 2003. No other customers accounted for 10 percent or more of net sales in either period.

NOTE 9 - GUARANTEES

         The Company offers certain indemnifications under its customer manufacturing agreements and previously offered indemnification under its former asset securitization facility.

         In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company's obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company's warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

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

         Below is a table summarizing the activity related to the Company's limited warranty liability for the six months ended March 31, 2004 and 2003 (in thousands):

                                                         Six months ended
                                                             March 31,
                                                         2004         2003
                                                       -------      -------
Balance at beginning of period                         $   985      $ 1,246
Accruals for warranties issued during the period            55           17
Settlements (in cash or in kind) during the period        (174)        (166)
                                                       -------      -------
Balance at end of period                               $   866      $ 1,097
                                                       =======      =======

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

NOTE 10 - CONTINGENCIES

         The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys' fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has stated that it will appeal this ruling. The lawsuit against the Company remains stayed pending the outcome of that appeal. The Company believes the vendors from which the alleged patent-infringing equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of Lemelson's actions in other parallel cases, it appears that the primary objective of Lemelson is to cause other parties to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows.

         In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 11 - RESTRUCTURING COSTS

         For the six months ended March 31, 2003, the Company recorded pre-tax restructuring costs totaling $31.8 million, all of which was recorded in the first quarter of fiscal 2003. The Company's most significant restructuring in the first quarter of fiscal 2003 was the announced intention to close its San Diego facility, which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and, in subsequent periods, the elimination of the facility's work force. The San Diego facility was phased out of operation in May 2003. Goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of the Company's transitional impairment evaluation under SFAS No. 142 (see Note 7) and $5.6 million was impaired as a result of the Company's decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Mexico; Seattle, Washington; Neenah, Wisconsin and the United Kingdom. For leased facilities that were abandoned and anticipated to be subleased, the restructuring costs were based on future lease payments subsequent to abandonment, less estimated sublease income. As of March 31, 2004, the significant facilities which the Company plans to sublease have not yet been subleased; accordingly, the Company's estimates of expected sublease income may change based on factors that affect its ability to sublease those facilities such as general economic conditions and the local real estate markets, among others. Changes in the Company's estimate of sublease income could result in additional restructuring costs. For the write-off of underutilized assets, the restructuring costs were based on fair value estimated by using market prices for similar assets less estimated selling costs. Employee termination and severance costs in the first quarter fiscal 2003 affected approximately 500 employees.

         Fiscal year 2003 restructuring activities that occurred subsequent to December 31, 2002 and for which a liability remained as of September 30, 2003, included severance costs associated with the closure of the Company's Richmond, Kentucky facility, work force reductions for engineering, corporate and other manufacturing locations and other costs associated with refocusing the Company's PCB design group.

         The table below summarizes the Company's restructuring obligations as of March 31, 2004 and for the six month period then ended (in thousands):

                                  EMPLOYEE
                              TERMINATION AND       LEASE OBLIGATIONS
                              SEVERANCE COSTS      AND OTHER EXIT COSTS            TOTAL
                              ---------------      --------------------          ---------
Accrued balance,
September 30, 2003               $  2,905                $  7,892                $ 10,797

Amounts utilized                   (1,875)                   (545)                 (2,420)
                                 --------                --------                --------

Accrued balance,
December 31, 2003                   1,030                   7,347                   8,377

Amounts utilized                     (326)                   (657)                   (983)
                                 --------                --------                --------

Accrued balance,
March 31, 2004                   $    704                $  6,690                $  7,394
                                 ========                ========                ========

         As of March 31, 2004, most of the remaining severance costs and $3.0 million of the lease obligations are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement's consideration should be allocated among separate units. The pronouncement was effective for the Company commencing with its first quarter of fiscal 2004 but did not have a material impact on its consolidated results of operations or financial position.

         On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have a significant impact on the Company's results of operations or financial position.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company's second fiscal quarter of 2004. The Company's adoption of Interpretation No. 46 did not have a significant impact on its results of operations or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, FASB Staff Position No. SFAS 150-3 deferred indefinitely the effective date of SFAS No. 150 for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However, expanded disclosures are required during the deferral period. The Company does not have financial instruments with mandatorily redeemable non-controlling interests.

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

         The rapid revenue growth the EMS industry enjoyed through the late 1990's stalled over the past two years as a result of the bursting of the dot com bubble and generally sluggish economic activity in the United States and elsewhere. As a result of this reduced demand, the industry, as well as Plexus, has faced historically low levels of capacity utilization and consequently lower profitability, and even losses. Excess industry capacity has also led to more competitive pricing environment, which has also lowered profitability.

         Last year, Plexus responded to these industry conditions by taking a number of actions to reduce manufacturing capacity and lower fixed expenses. The more important of these actions were the closures of the San Diego, California ("San Diego") and the Richmond, Kentucky ("Richmond") sites. These and other actions, more fully described in our 2003 Form 10-K, reduced our manufacturing capacity from 1.8 million square feet to 1.4 million square feet (a reduction of 22 percent) and lowered our fixed expense base (both manufacturing and selling and administrative expense) by an estimated $30 million per year.

         Although the actions taken last year reduced our fixed expense base, other factors will increase the fixed expense base and erode the net expected fixed expense reduction to approximately $15 million per year. These factors include an approximate 3.5 percent across the board salary increase in the United States at the beginning of fiscal 2004, higher costs for medical benefits, costs for variable incentive compensation in the current year which were not earned in the prior year because of our reported losses, and amortization of the capitalized costs associated with our enterprise resource planning ("ERP") platform.

         As we progress through fiscal 2004, based on customer indications, we believe that there is renewed strength in end-market demand, especially from the networking/datacommunications and medical sectors; these are markets in which we have typically generated approximately 60-70 percent of our revenues. In addition, we have focused on improving organic growth opportunities, and our continuing commitment to building a highly effective sales and marketing function has resulted in winning new programs and new customers. Although various surveys suggest that the overall EMS sector will grow 8-11 percent in fiscal 2004, based on customer indications of expected demand and management estimates of new program wins, our internal projections currently anticipate revenue growth for fiscal 2004 in the range of 25-30 percent; however, actual results may be lower and will depend upon future orders and consequent sales. These future orders may be less than we expect due to many factors, including those that we discuss under "Risk Factors" below.

         The rapid growth anticipated for this fiscal year entails substantial execution risks. We have hired and trained approximately 1,100 new employees at sites located around the world, principally in Asia. During the remaining six months of fiscal 2004, we also expect to spend approximately $12 million to acquire an existing 164,000 square foot manufacturing facility in Penang, Malaysia and to initially outfit that facility with manufacturing equipment. We expect to complete the purchase of the facility in the third quarter of fiscal 2004 and commence operations in the facility late in the fourth quarter of fiscal 2004. The addition of the new Penang facility and related manufacturing fixed overhead will further increase our fixed expense base on a going-forward basis. Additional execution risk may also arise as the EMS industry rebounds. The supply chain that supports the EMS industry may tighten, and obtaining required parts may become more difficult. Nonetheless, to date, the fiscal year 2004 is progressing on a positive note as more fully discussed below.

RESULTS OF OPERATIONS

         Net sales. Net sales for the indicated periods were as follows (dollars in millions):

           Three months ended                             Six months ended
                March 31,                                    March 31,
           ------------------         Increase/        ---------------------          Increase/
            2004        2003         (Decrease)         2004           2003          (Decrease)
           ------      ------       ------------       ------         ------        -------------
Sales      $254.3      $190.8       $63.5    33%       $492.7         $396.2        $96.6     24%

         Our net sales increase for both the three and six month periods reflects the strengthening end-market demand, particularly in the networking/datacommunications and medical sectors, as well as new program wins from both new and existing customers. Growth in the networking/datacommunications sector occurred despite the loss in the comparable prior fiscal year period of programs from the primary customer of our former San Diego facility. The net sales growth in the medical sector was primarily due to the strength of a medical program in the United Kingdom, as well as revenue from new medical customers. Based on customers' orders and indications of expected demand, we currently expect sales in the third quarter of fiscal 2004 to be in the range of $255 million to $265 million. However, our results will ultimately depend on the actual level of orders received. See Risk Factors on page 21.

         Our percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for the indicated periods were as follows:

                                                   Three months ended               Six months ended
                                                        March 31,                       March 31,
                                                  --------------------            --------------------
                                                  2004            2003            2004            2003
                                                  ----            ----            ----            ----
Juniper Networks                                   13%              *              13%              *
GE                                                  *               *               *              10%
Siemens                                             *              15%              *              13%
Top 10 customers                                   55%             54%             56%             55%

* Represents less than 10 percent of net sales

         As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific industry becomes larger relative to other industries (as we are currently experiencing in the networking/ datacommunications/telecom industry), we become increasingly dependent upon economic and business conditions affecting that industry.

         Our percentages of sales by industry for the indicated periods were as follows:

                                                      Three months ended               Six months ended
                                                           March 31,                       March 31,
                                                     --------------------            -------------------
Industry                                             2004            2003            2004           2003
--------                                             ----            ----            ----           ----
Networking/Datacommunications/Telecom                 42%             33%             41%            34%
Medical                                               29%             33%             31%            34%
Industrial/Commercial                                 15%             16%             14%            15%
Computer                                              10%             11%             10%            11%
Transportation/Other                                   4%              7%              4%             6%

         Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                 Three months ended                             Six months ended
                      March 31,                                     March 31,
                 ------------------      Increase/            ---------------------         Increase/
                   2004       2003       (Decrease)             2004          2003          (Decrease)
                 -------     ------     -------------         -------       -------       --------------
Gross Profit     $ 21.2      $ 9.6      $11.6    120%         $ 40.8        $ 25.2        $ 15.6     62%
Gross Margin        8.3%       5.0%                              8.3%          6.4%

         The improvement in gross profit and gross margin for both the three and six month periods was due to a combination of higher net sales, that resulted in enhanced manufacturing capacity utilization, and lower fixed manufacturing costs. The primary reason for the reduction in fixed manufacturing costs was the fiscal 2003 restructuring actions. The gross profit improvements were moderated, however, by lower pricing on certain programs, manufacturing inefficiencies related to the start of new programs, higher compensation and benefits costs, including health care benefits, and amortization of capitalized costs associated with our ERP platform.

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

         Operating expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                               Three months ended                             Six months ended
                                    March 31,                                     March 31,
                              --------------------          Increase/       --------------------        Increase/
                               2004          2003          (Decrease)         2004        2003          (Decrease)
                              ------        ------       --------------     -------     --------     ----------------
Sales and administrative
  expense (S&A)               $16.4         $16.8        $(0.4)  (2.3)%     $ 32.8      $ 33.6       $ (0.8)   (2.4)%
Percent of sales                6.5%          8.8%                             6.7%        8.5%

         The dollar reductions in S&A for both the three and six month periods ended March 31, 2004 were due primarily to $1.1 million of recoveries of accounts receivable that were either written off or reserved for in prior periods. These reductions were offset, in part, by higher compensation and benefits costs and ERP implementation costs. The significant decrease in S&A as a percent of net sales for both the three and six month periods was due primarily to the increase in net sales over the comparable prior year periods, together with the dollar reductions in S&A expenses.

         Included in S&A for both periods are expenses for information technology systems support related to the implementation of a new ERP platform. This ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities.

         During the second fiscal quarter of 2004, we converted one additional facility to the new ERP platform, which results in approximately 50 percent of our revenues being managed on the new ERP platform. We anticipate converting at least one more facility to the new ERP platform in fiscal 2005. Training and implementation costs are expected to continue over the next few quarters as we make system enhancements and convert the additional facility to the new ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and other costs for testing and installation. As of March 31, 2004, property, plant and equipment include $28.0 million related to the new ERP platform, including $0.6 million and $2.3 million of capital expenditures for the three and six months ended March 31, 2004. We anticipate incurring at least an additional $2.1 million of capital expenditures for the ERP platform over the rest of fiscal 2004.

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

         Pre-tax restructuring charges for the indicated periods are summarized as follows (in millions):

                               Three months ended          Six months ended
                                     March 31,                 March 31,
                               -------------------      ---------------------
                                2004         2003        2004           2003
                               ------       ------      ------        -------
Fixed asset impairment          $  -         $  -        $  -          $11.3
Lease exit costs                   -            -           -            9.7
Write-off of goodwill              -            -           -            5.6
Severance                          -            -           -            5.2
                                ----         ----        ----          -----
                                $  -         $  -        $  -          $31.8
                                ====         ====        ====          =====

         Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million during the six months ended March 31, 2003, was required at our Juarez, Mexico and San Diego locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

         Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                                        Three months ended                 Six months ended
                                              March 31,                         March 31,
                                      ------------------------         ------------------------
                                        2004            2003             2004            2003
                                      --------        --------         --------        --------
Income tax expense (benefit)          $   0.9         $  (2.2)         $   1.5         $ (14.7)
Effective annual tax rate                  20%             30%              20%             36%

          The decrease in the effective tax rate is due primarily to our expanding operations in Asia where we benefit from tax holidays.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Cash flows used in operating activities were $(33.6) million for the six months ended March 31, 2004, compared to cash flows provided by operating activities of $11.7 million for the six months ended March 31, 2003. During the six months ended March 31, 2004, cash used in operating activities was primarily driven by increased accounts receivable and inventory in support of higher sales, which were offset, in part, by increased accounts payable and our net income.

         As of March 31, 2004, actual days sales outstanding represented by our accounts receivable increased to 49 days from 47 days as of September 30, 2003. This was due to slightly extended average terms. During the six months ended March 31, 2004, the allowance for losses on accounts receivable decreased $1.5 million, which primarily resulted from a combination of collections and write-offs of accounts receivable that were reserved for in prior periods.

         Annualized inventory turns declined to 5.2 turns for the three months ended March 31, 2004 from 6.2 turns for the prior year-end. Inventories increased $61.5 million from September 30, 2003, primarily for the purchase of raw materials to support new programs and new customers and increased sales. In addition, we planned other increases in inventory to facilitate certain program transfers between sites, to ensure continuity of supply for one location during its ERP implementation and for another location during its ERP upgrade, and to ensure adequate supplies for certain end of life programs.

         Investing Activities. Cash flows provided by investing activities totaled $5.3 million for the six months ended March 31, 2004, which primarily represented sales and maturities of short-term investments, reduced by additions to property, plant and equipment (principally software).

         We utilized available cash, and more recently debt, to finance our operating requirements. We currently estimate capital expenditures for fiscal 2004 to be approximately $24 million to $26 million, of which $6.3 million was made through the six months ended March 31, 2004. The remaining fiscal 2004 capital expenditure estimate includes an estimated $12 million for the acquisition of an additional facility in Penang, Malaysia and the initial outfitting of manufacturing equipment for that facility.

         Financing Activities. Cash flows provided by financing activities totaled $19.1 million for the six months ended March 31, 2004, and primarily represented the proceeds from net borrowings on our secured revolving credit facility (the "Secured Credit Facility").

         On October 22, 2003 we entered into the Secured Credit Facility with a group of banks that allows us to borrow up to $100 million. Borrowing under the Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment, a maximum of $0.5 million per year. The Secured Credit Facility matures on October 22, 2006 and includes certain financial covenants customary in agreements of this type. These covenants include a maximum total leverage ratio, a $40.0 million minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, all as defined in the agreement.

         We believe that our Secured Credit Facility, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2004. However, the rapid growth anticipated for fiscal 2004 may increase our working capital needs and strain our available resources. As those needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot assure that we will be able to make any such arrangements on acceptable terms.

         We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2004 (in thousands):

                                                                 Payments Due by Fiscal Period
                                         --------------------------------------------------------------------------
                                                         Remaining in                                     2009 and
Contractual Obligations                     Total             2004          2005-2006      2007-2008     thereafter
-----------------------                  -----------       ---------        ---------      --------      ----------
Long-Term Debt*                          $    15,601       $     601        $       -     $  15,000       $       -
Capital Lease Obligations                     42,981           2,222            5,900         6,090          28,769
Operating Leases                              77,493           6,882           23,960        17,173          29,478
Unconditional Purchase Obligations**           5,263           5,263                -             -               -
Other Long-Term Obligations***                 1,595             404            1,191             -               -
                                         -----------       ---------        ---------      --------       ---------
 Total Contractual Cash Obligations      $   142,933       $  15,372        $  31,051      $ 38,263       $  58,247
                                         ===========       =========        =========      ========       =========

* - As of March 31, 2004, long-term debt consists of borrowings outstanding under our Secured Credit Facility and the financing of certain insurance premiums.

** - Unconditional purchase obligations consist of a purchase commitment on a manufacturing facility in Penang, Malaysia. There are no other unconditional purchase obligations other than purchases of inventory and equipment in the ordinary course of business. All such unconditional purchase obligations of inventory and equipment have a term of less than one year.

*** - As of March 31, 2004, other long-term obligations consist of salary commitments under employment agreements. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other commercial commitments or off-balance sheet financing arrangements.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

         Our accounting policies are disclosed in our 2003 Report on Form 10-K. During the three and six months ended March 31, 2004, there were no material changes to these policies. Our more critical accounting policies are as follows:

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

         Restructuring Costs - From fiscal 2001 through fiscal 2003, we recorded restructuring costs in response to reductions in sales and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of March 31, 2004, the significant facilities which we plan to sublease have not yet been subleased; and, accordingly, our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate markets. Changes in our estimate of sublease income could result in additional restructuring costs. For equipment, the impairment losses recognized were based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. See
Note 11 in the Notes to Condensed Consolidated Financial Statements.

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

         The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained, no additional accruals are required and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement was effective for us commencing with our first quarter of fiscal 2004, but did not have a material impact on our consolidated results of operations or financial position.

         On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our results of operations or financial position.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for us in the second quarter of fiscal 2004. Our adoption of Interpretation No. 46 did not have a significant impact on our results of operations or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, FASB Staff Position No. SFAS 150-3 deferred indefinitely the effective date of SFAS No. 150 for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However, expanded disclosures are required during the deferral period. The Company does not have financial instruments with mandatorily redeemable non-controlling interests.

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

             -   business conditions in our customers' industries,

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

         The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. Over the previous two years, our sales were adversely affected by the slowdown in the networking/datacommunications/telecom and industrial/commercial markets, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influenced our levels of net sales. As a result, the demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results.

         The percentage of our sales to customers in the networking/datacommunications/telecom industry has increased significantly in recent quarters. When an increasing percentage of our net sales are made to customers in a particular industry, we become more dependent upon the performance of that industry, and the economic and business conditions that affect it.

         Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

         Sales to our largest customer for the three months ended March 31, 2004 represented 13 percent of our net sales. Sales to our largest customer in the comparable quarter of fiscal 2003 represented 15 percent of our net sales. No other customers represented 10 percent or more of our net sales in either period. Sales to our ten largest customers have represented a majority, or near majority, of our net sales in recent periods. Our ten largest customers accounted for approximately 55 percent and 54 percent for the three months ended March 31, 2004 and 2003, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

         As we have experienced recently, customers may require rapid increases in production, which can stress our resources and hinder operating margins. Although we have had a net increase in our manufacturing capacity over the past few fiscal years, we have significantly reduced our capacity from its peak, and we may not have sufficient capacity at any given time to meet all of our customers' demands or to meet the requirements of a specific project.

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

         We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than actually occurred in the past two fiscal years. Although our recent financial performance has improved, we continue to review a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of March 31, 2004, ERP implementation costs included in property, plant and equipment totaled $28.0 million and we anticipate incurring at least an additional $2.1 million in capital expenditures for the ERP platform over the rest of fiscal 2004; changes in the scope of this project could result in impairment of these capitalized costs.

         Due to the rapid sales growth, we have experienced a significant need for additional employees and facilities in fiscal 2004. We have recently added many employees around the world and our board of directors recently approved expansion of our operations in Penang, Malaysia, and a 5-year extension of a lease on one of our manufacturing facilities in Neenah, Wisconsin. Our response to these changes in business conditions in fiscal 2004 compared to the two previous fiscal years has resulted in additional costs to support our growth. If we are unable to manage this growth and any future growth effectively, our operating results could be harmed.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

         We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we are in the process of expanding our operations in Malaysia, and we may in the future expand in these and/or into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

         In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, the first six months of fiscal 2004 saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in expenses to us. While most of our customer agreements include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

         We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time, especially as demand for those components increase. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

         Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our additional planned facility in Penang, Malaysia. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

WE MAY HAVE NEW CUSTOMER RELATIONSHIPS WITH EMERGING COMPANIES, WHICH MAY PRESENT MORE RISKS THAN WITH ESTABLISHED COMPANIES.

         We currently anticipate that less than 5 percent of our fiscal 2004 sales will be to emerging companies. However, as with other customer relationships, there are no purchase commitments with emerging companies, and the revenues we actually achieve may not meet our expectations. Because emerging companies do not have a history of operations, it will be harder for us to anticipate needs and requirements than with established customers. Our operating results could be harmed if sales do not develop to the extent and within the timeframe we anticipate.

         Customer relationships with emerging companies also present special risks. For example, because they do not have an extensive product history, there is less demonstration of market acceptance of their products. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers' lack of prior earnings and unproven product markets increases our credit risk and exposure to inventory write-offs. Although we adjust reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate.

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

         In addition, our medical device business, which represented approximately 29 percent of our net sales in the second quarter of fiscal 2004, is subject to substantial government regulation, primarily from the FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

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

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

         We are expanding our presence in Malaysia and may further expand our operations by establishing or acquiring other facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including:

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

         On October 22, 2003, we entered into a Secured Credit Facility with a group of banks. The Secured Credit Facility allows us to borrow up to $100 million. However, we cannot assure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

         Our future success may depend on our ability to obtain additional financing and capital to support increased sales and our possible future growth. We may seek to raise capital by:

     -   issuing additional common stock or other equity securities

     -   issuing debt securities

     -   modifying existing credit facilities or obtaining new credit facilities

     -   a combination of these methods.

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

FOREIGN CURRENCY RISK

         We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our presence in international markets increases the complexity and size of our foreign exchange risk. As March 31, 2004, we had no foreign currency contracts outstanding.

         Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

                       Three months ended            Six months ended
                            March 31,                     March 31,
                     ---------------------         --------------------
                      2004           2003           2004          2003
                     ------         ------         ------        ------
Net Sales              10%            6%             11%            6%
Total Costs            14%            9%             14%           10%

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

         Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and six months ended March 31, 2004 and 2003.

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

         The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year end September 30, 2005. This effort includes documenting and testing of internal controls. During the course of these activities, the Company has identified certain internal control issues which management believes should be improved. These control issues are, in large part, the result of operating on multiple ERP platforms. The Company's review continues, but to date the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. The Company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional systematic controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Plexus Corp. annual meeting of shareholders on February
11, 2004, the seven management nominees for re-election to the board were re-elected by the shareholders. The nominees/directors were re-elected with the following votes:

                                   Authority
   Nominee's/                      Granted to                Authority
Director's Name                    Vote "For"                Withheld
---------------------              ----------                ---------
Stephen P. Cortinovis              36,596,864                 239,550
David J. Drury                     36,480,798                 355,616
Dean A. Foate                      36,480,324                 356,090
John L. Nussbaum                   36,470,178                 366,236
Thomas J. Prosser                  36,304,972                 531,442
Charles M. Strother                36,620,564                 215,850
Jan K. VerHagen                    36,596,864                 239,550

         In addition, shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2004. The vote on the proposal was as follows:

         For: 36,395,822            Against: 400,631          Abstain: 39,961

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              3(i) Restated Articles of Incorporation of Plexus Corp., as amended through March 13, 2001

              31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes Oxley Act of 2002.

              32.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)   Reports on Form 8-K during this period.

         No reports were filed during the three months ended March 31, 2004. However, Plexus furnished reports (which are not to be deemed incorporated by reference into other filings) dated January 21, 2004 and April 21, 2004, which furnished certain earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5/14/04                               /s/ Dean A. Foate
-------                             ------------------------------------------
  Date                              Dean A. Foate
                                    President and Chief Executive Officer

5/14/04                               /s/ F. Gordon Bitter
-------                             ------------------------------------------
  Date                              F. Gordon Bitter
                                    Vice President and
                                    Chief Financial Officer