Form 10-Q
period 2004-06-30
PLEXUS CORP
filed 2004-08-13
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2004

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

                             Yes (X)     No ( )

      As of August 6, 2004 there were 43,164,431 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  June 30, 2004

PART I.  FINANCIAL INFORMATION................................................................................    3

         Item 1.  Consolidated Financial Statements...........................................................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS).............    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS.......................................................    4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.............................................    5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   14

                  "SAFE HARBOR" CAUTIONARY STATEMENT..........................................................   14

                  OVERVIEW....................................................................................   14

                  RESULTS OF OPERATIONS.......................................................................   15

                  LIQUIDITY AND CAPITAL RESOURCES.............................................................   18

                  CONTRACTUAL OBLIGATIONS AND COMMITMENTS.....................................................   19

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES...............................................   20

                  NEW ACCOUNTING PRONOUNCEMENTS...............................................................   21

                  RISK FACTORS................................................................................   22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................   29

         Item 4.  Controls and Procedures.....................................................................   29

PART II - OTHER INFORMATION...................................................................................   30

         Item 1.  Legal Proceedings...........................................................................   30

         Item 6.  Exhibits and Reports on Form 8-K............................................................   31

SIGNATURES....................................................................................................   32

                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                                              Three Months Ended             Nine Months Ended
                                                                                   June 30,                       June 30,
                                                                          -------------------------     -------------------------
                                                                             2004            2003           2004          2003
                                                                          ----------     ----------     ----------     ----------
Net sales                                                                 $  274,817     $  195,609     $  767,552     $  591,761
Cost of sales                                                                251,838        183,780        703,765        554,769
                                                                          ----------     ----------     ----------     ----------

  Gross profit                                                                22,979         11,829         63,787         36,992

Operating expenses:
  Selling and administrative expenses                                         17,846         16,250         50,519         49,819
  Restructuring and impairment costs                                           5,494         19,649          5,494         51,489
                                                                          ----------     ----------     ----------     ----------
                                                                              23,340         35,899         56,013        101,308
                                                                          ----------     ----------     ----------     ----------

  Operating income (loss)                                                       (361)       (24,070)         7,774        (64,316)

Other income (expense):
  Interest expense                                                              (802)          (658)        (2,300)       (2,144)
  Miscellaneous                                                                  202            638          1,028          1,833
                                                                          ----------     ----------     ----------     ----------

  Income (loss) before income taxes and cumulative effect
    of change in accounting for goodwill                                        (961)       (24,090)         6,502        (64,627)

Income tax expense (benefit)                                                    (193)        (9,343)         1,300        (24,003)
                                                                          ----------     ----------     ----------     ----------

  Income (loss) before cumulative effect of change in accounting
    for goodwill                                                                (768)       (14,747)         5,202        (40,624)

  Cumulative effect of change in accounting for goodwill, net of
    income tax benefit of $4,755                                                   -              -              -        (23,482)
                                                                          ----------     ----------     ----------     ----------

  Net income (loss)                                                       $     (768)    $  (14,747)    $    5,202     $  (64,106)
                                                                          ==========     ==========     ==========     ==========

Earnings per share:
  Basic
     Income (loss) before cumulative effect of change in accounting
       for goodwill                                                       $    (0.02)    $    (0.35)    $     0.12     $    (0.96)
     Cumulative effect of change in accounting for goodwill                        -              -              -          (0.56)
                                                                          ----------     ----------     ----------     ----------
     Net income (loss)                                                    $    (0.02)    $    (0.35)    $     0.12     $    (1.52)
                                                                          ==========     ==========     ==========     ==========

  Diluted
     Income (loss) before cumulative effect of change in
       accounting for goodwill                                            $    (0.02)    $    (0.35)    $     0.12     $    (0.96)
     Cumulative effect of change in accounting for goodwill                        -              -              -          (0.56)
                                                                          ----------     ----------     ----------     ----------
     Net income (loss)                                                    $    (0.02)    $    (0.35)    $     0.12     $    (1.52)
                                                                          ==========     ==========     ==========     ==========

Weighted average shares outstanding:
  Basic                                                                       43,056         42,285         42,890         42,204
                                                                          ==========     ==========     ==========     ==========
  Diluted                                                                     43,056         42,285         43,944         42,204
                                                                          ==========     ==========     ==========     ==========

Comprehensive income (loss):
  Net income (loss)                                                       $     (768)    $  (14,747)    $    5,202     $  (64,106)
  Foreign currency hedges and translation adjustments                           (927)         2,874          5,648          3,391
                                                                          ----------     ----------     ----------     ----------
Comprehensive income (loss)                                               $   (1,695)    $  (11,873)    $   10,850     $  (60,715)
                                                                          ==========     ==========     ==========     ==========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                       June 30,        September 30,
                                                                                         2004              2003
                                                                                      ----------       -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $   55,703         $   58,993
    Short-term investments                                                                    79             19,701
    Accounts receivable, net of allowance of $2,500 and $4,100, respectively             138,393            111,125
    Inventories                                                                          166,841            136,515
    Deferred income taxes                                                                 14,401             23,723
    Prepaid expenses and other                                                             7,973              8,326
                                                                                      ----------         ----------

        Total current assets                                                             383,390            358,383

Property, plant and equipment, net                                                       122,757            131,510
Goodwill                                                                                  34,230             32,269
Deferred income taxes                                                                     26,625             24,921
Other                                                                                      6,550              5,971
                                                                                      ----------         ----------

        Total assets                                                                  $  573,552         $  553,054
                                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations                   $    1,038         $      958
    Accounts payable                                                                      75,605             91,445
    Customer deposits                                                                     14,348             14,779
    Accrued liabilities:
      Salaries and wages                                                                  24,190             17,133
      Other                                                                               19,873             23,753
                                                                                      ----------         ----------

        Total current liabilities                                                        135,054            148,068

Long-term debt and capital lease obligations, net of current portion                      39,248             23,502
Other liabilities                                                                         12,137             10,468

Commitments and contingencies (Note 10)                                                        -                  -

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
     none issued or outstanding                                                                -                  -
    Common stock, $.01 par value, 200,000 shares authorized, 43,071
     and 42,607 shares issued and outstanding, respectively                                  431                426
    Additional paid-in capital                                                           266,456            261,214
    Retained earnings                                                                    108,042            102,840
    Accumulated other comprehensive income                                                12,184              6,536
                                                                                      ----------         ----------

                                                                                         387,113            371,016
                                                                                      ----------         ----------

        Total liabilities and shareholders' equity                                    $  573,552         $  553,054
                                                                                      ==========         ==========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                               2004                  2003
                                                                             ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $    5,202          $  (64,106)
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
    Depreciation and amortization                                                19,202              20,647
    Cumulative effect of change in accounting for goodwill                            -              28,237
    Non-cash goodwill and asset impairments                                          48              32,807
    Deferred income taxes, net                                                    7,653             (20,781)
    Net repayments under asset securitization facility                                -                 686
    Income tax benefit of stock option exercises                                  1,188                 154
    Changes in assets and liabilities:
      Accounts receivable                                                       (25,584)             14,691
      Inventories                                                               (29,011)            (26,232)
      Prepaid expenses and other                                                   (433)                984
      Accounts payable                                                          (16,954)              7,447
      Customer deposits                                                            (450)              3,304
      Accrued liabilities and other                                               4,776               4,912
                                                                             ----------          ----------

        Cash flows provided by (used in) operating activities                   (34,363)              2,750
                                                                             ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                                   19,622              27,606
Payments for property, plant and equipment                                       (9,343)            (18,394)
                                                                             ----------          ----------

        Cash flows provided by investing activities                              10,279               9,212
                                                                             ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                              159,752                   -
Payments on debt                                                               (143,752)                  -
Payments on capital lease obligations                                              (658)             (2,619)
Proceeds from exercise of stock options                                           3,085                 833
Issuances of common stock                                                           974               1,042
                                                                             ----------          ----------

        Cash flows provided by (used in) financing activities                    19,401                (744)
                                                                             ----------          ----------

Effect of foreign currency translation on cash
  and cash equivalents                                                            1,393               1,037
                                                                             ----------          ----------

Net increase (decrease) in cash and cash equivalents                             (3,290)             12,255
Cash and cash equivalents:
    Beginning of period                                                          58,993              63,347
                                                                             ----------          ----------
    End of period                                                            $   55,703          $   75,602
                                                                             ==========          ==========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of operations for the three months and nine months ended June 30, 2004 and 2003, and the cash flows for the same nine-month periods.

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

NOTE 2 - INVENTORIES

      The major classes of inventories are as follows (in thousands):

                                      June 30,         September 30,
                                       2004                2003
                                     --------          -------------
Raw materials                        $106,826            $ 88,562
Work-in-process                        46,537              41,514
Finished goods                         13,478               6,439
                                     --------            --------
                                     $166,841            $136,515
                                     ========            ========

NOTE 3 - CURRENT FINANCING

      On October 22, 2003, the Company entered into a secured three-year revolving credit facility (the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $100 million. As of June 30, 2004, borrowings of $16.0 million were outstanding at a weighted average annual interest rate of 3.8 percent. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $0.7 million, which have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. The Secured Credit Facility matures on October 22, 2006 and contains certain financial covenants. These covenants include a maximum total leverage ratio, a $40.0 million minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $0.2 million and $0.6 million for the three and nine months ended June 30, 2004.

      The Company amended the Secured Credit Facility in April, July and August 2004, to revise certain terms and/or covenants. The most significant amendments occurred in July 2004 and included an increase in the maximum borrowing amount to $150 million from $100 million, an approximate one-year extension of the maturity of the Secured Credit Facility to October 31, 2007, elimination of the requirement to maintain a $40 million minimum balance of domestic cash or marketable securities and modification of a minimum adjusted EBITDA. In addition, the interest rate on borrowings will vary depending upon the Company's then-current total leverage ratio, as defined in the agreement; before amendment, the rate varied with usage.

NOTE 4 - FORMER FINANCING

      In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to Plexus ABS Inc. ("ABS"), a wholly owned limited-purpose subsidiary of the Company. This asset securitization facility expired in September 2003 (the "former asset securitization facility"). ABS was a separate corporate entity that sold participating interests in a pool of the Company's accounts receivable to financial institutions, under a separate agreement. Accounts receivable sold to financial institutions were reflected as a reduction to accounts receivable in the Condensed Consolidated Balance Sheets. For the three months and nine months ended June 30, 2004, the Company did not incur any financing costs associated with the former asset securitization facility due to its expiration in September 2003. For the three months and nine months ended June 30, 2003, the Company incurred financing costs of $0.1 million and $0.3 million, respectively, under the former asset securitization facility. These financing costs are included in interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the net repayments under the agreement during the nine months ended June 30, 2003 are included in the cash flows from operating activities in the accompanying Condensed Consolidated Statements of Cash Flows.

NOTE 5 - EARNINGS PER SHARE

      The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Three Months Ended           Nine Months Ended
                                                                         June 30,                     June 30,
                                                                -------------------------      ---------------------
                                                                  2004             2003          2004         2003
                                                                --------        ---------      --------    ---------
Earnings:
   Income (loss) before cumulative effect of change
      in accounting for goodwill                                $   (768)       $ (14,747)     $  5,202    $ (40,624)
   Cumulative effect of change in accounting
      for goodwill, net of income tax benefit of $4,755                -                -             -      (23,482)
                                                                --------        ---------      --------    ---------
   Net income (loss)                                            $   (768)       $ (14,747)     $  5,202    $ (64,106)
                                                                ========        =========      ========    =========

Basic weighted average common shares outstanding                  43,056           42,285        42,890       42,204
Dilutive effect of stock options                                       -                -         1,054            -
                                                                --------        ---------      --------    ---------
Diluted weighted average shares outstanding                       43,056           42,285        43,944       42,204
                                                                ========        =========      ========    =========

Basic and diluted earnings per share:
   Income (loss) before cumulative effect of change
    in accounting for goodwill                                  $  (0.02)       $   (0.35)     $   0.12    $   (0.96)
   Cumulative effect of change in accounting
    for goodwill, net of income taxes                                  -                -             -        (0.56)
                                                                --------        ---------      --------    ---------
   Net income (loss)                                            $  (0.02)       $   (0.35)     $   0.12    $   (1.52)
                                                                ========        =========      ========    =========

      For the three months ended June 30, 2004, stock options to purchase approximately 3.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in the period, and therefore their effect would be anti-dilutive. For the nine months ended June 30, 2004, stock options to purchase approximately 1.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

      For the three and nine months ended June 30, 2003, stock options to purchase approximately 3.4 million and 3.7 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in those periods, and therefore their effect would be anti-dilutive.

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

                                                                         Three Months Ended                Nine Months Ended
                                                                              June 30,                          June 30,
                                                                     --------------------------        ---------------------------
                                                                        2004             2003             2004             2003
                                                                     ---------        ---------        ---------        ----------
Net income (loss) as reported                                        $    (768)       $ (14,747)       $   5,202        $  (64,106)

Add: stock-based employee compensation expense included in
  reported net income (loss), net of related income tax effect               -                -                -                 -

Deduct: total stock-based employee compensation expense
  determined under fair value based method, net of related tax
  effects                                                               (2,392)          (3,061)          (5,319)           (8,512)
                                                                     ---------        ---------        ---------        ----------

Pro forma net income (loss)                                          $  (3,160)       $ (17,808)       $    (117)       $  (72,618)
                                                                     =========        =========        =========        ==========

Earnings per share:
    Basic, as reported                                               $   (0.02)       $   (0.35)       $    0.12        $    (1.52)
                                                                     =========        =========        =========        ==========
    Basic, pro forma                                                 $   (0.07)       $   (0.42)       $    0.00        $    (1.72)
                                                                     =========        =========        =========        ==========

    Diluted, as reported                                             $   (0.02)       $   (0.35)       $    0.12        $    (1.52)
                                                                     =========        =========        =========        ==========
    Diluted, pro forma                                               $   (0.07)       $   (0.42)       $    0.00        $    (1.72)
                                                                     =========        =========        =========        ==========

Weighted average shares:
    Basic, as reported and pro forma                                    43,056           42,285           42,890            42,204
                                                                     =========        =========        =========        ==========

    Diluted, as reported                                                43,056           42,285           43,944            42,204
                                                                     =========        =========        =========        ==========
    Diluted, pro forma                                                  43,056           42,285           42,890            42,204
                                                                     =========        =========        =========        ==========

NOTE 7 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually with any related loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was originally assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom"). As of June 30, 2004, only the Juarez and United Kingdom reporting units have goodwill remaining.

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

      The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In the first quarter of fiscal 2003, an additional $5.6 million of goodwill was impaired as a result of the Company's decision to close the San Diego facility (see Note 11). The Company's fiscal 2004 and 2003 annual impairment tests did not result in any further impairment. However, no assurances can be given that future impairment tests of goodwill will not result in additional goodwill impairment.

      The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 and for the fiscal year ended September 30, 2003 are as follows (amounts in thousands):

Balance as of October 1, 2002                                        $   64,957
 Cumulative effect of change in accounting for goodwill                 (28,237)
 Impairment charge                                                       (5,595)
 Foreign currency translation adjustments                                 1,144
                                                                     ----------
Balance as of September 30, 2003                                         32,269
 Foreign currency translation adjustments                                 1,961
                                                                     ----------
Balance as of June 30, 2004                                          $   34,230
                                                                     ==========

      The Company has a nominal amount of identifiable intangible assets that are subject to amortization. These intangibles relate to patents with a remaining useful life of 14 years. The Company has no identifiable intangibles that are not subject to amortization. During the nine months ended June 30, 2004, there were no additions to identifiable intangible assets. Intangible asset amortization expense was nominal for the nine months ended June 30, 2004 and 2003.

NOTE 8 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

      The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of June 30, 2004, the Company had 18 active manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                                Three Months Ended                       Nine Months Ended
                                                      June 30,                                June 30,
                                         -------------------------------           ----------------------------
                                            2004                 2003                 2004              2003
                                         ----------           ----------           ----------        ----------
Net sales:

               North America             $  215,442           $  170,379           $  611,448        $  523,991
               Europe                        26,444               14,224               80,195            39,993
               Asia                          32,931               11,006               75,909            27,777
                                         ----------           ----------          -----------        ----------
                                         $  274,817           $  195,609           $  767,552        $  591,761
                                         ==========           ==========          ===========        ==========

                                                    June 30,         September 30,
                                                      2004                2003
                                                   ----------        -------------
Long-lived assets:

               North America                       $  101,624        $    110,582
               Europe                                  12,863              12,834
               Asia                                     8,270               8,094
                                                   ----------        ------------
                                                   $  122,757        $    131,510
                                                   ==========        ============

      Long-lived assets as of June 30, 2004 and September 30, 2003 exclude goodwill and other non-operating long-term assets totaling $40.8 million and $38.2 million, respectively.

      Juniper Networks, Inc. accounted for 14 percent and 13 percent of net sales for the three months and nine months ended June 30, 2004. The Company's largest customers for the three months ended June 30, 2003 were Siemens Medical Systems, Inc. (Siemens) and Juniper Networks, Inc., which accounted for 13 percent and 10 percent of net sales, respectively. The Company's largest customer for the nine months ended June 30, 2003 was Siemens, which accounted for 13 percent of net sales. No other customers accounted for 10 percent or more of net sales in either period.

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

      The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary.

      Below is a table summarizing the activity related to the Company's limited warranty liability for the nine months ended June 30, 2004 and 2003 (in thousands):

                                                             Nine Months Ended
                                                                  June 30,
                                                           2004             2003
                                                         -------          --------
Balance at beginning of period                           $   985          $  1,246
Accruals for warranties during the period                     80                96
Settlements during the period                               (179)             (341)
                                                         -------          --------
Balance at end of period                                 $   886          $  1,001
                                                         =======          ========

      Under the Company's former asset securitization facility agreement (see
Note 4), which expired in September 2003, the Company was required to provide indemnifications typical of those found in transactions of this sort, such as upon a breach of the Company's representations and warranties in the facility agreement, or upon the Company's failure to perform its obligations under such agreement, or in the event of litigation concerning the agreement. The asset securitization agreement also included an obligation by the Company to indemnify participating financial institutions if regulatory changes result in either reductions in their return on capital or increases in the costs of performing their obligations under the funding arrangements. The Company is unable to estimate the maximum potential amount of future payments under this indemnification due to the uncertainties inherent in predicting potential regulatory change. Moreover, although the Company's indemnification obligation survived the termination of that facility in September 2003, the Company believes that it is unlikely to have any on-going indemnification obligations because the Company will not be engaged in further asset securitization transactions after such date; the Company also has no reasonable basis to believe that any unasserted indemnification obligations exist as of the date hereof.

NOTE 10 - CONTINGENCIES

      The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys' fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has appealed this ruling. The lawsuit against the Company remains stayed pending the outcome of that appeal. The Company believes the vendors from which the alleged patent-infringing equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of Lemelson's actions in other parallel cases, it appears that the primary objective of Lemelson is to cause other parties to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment, or fee, would not be material to the Company's financial position, results of operations or cash flows.

      In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 11 - RESTRUCTURING COSTS

      Fiscal 2004 restructuring actions: For the nine months ended June 30, 2004, the Company recorded restructuring costs of $5.5 million, all of which were recorded in the third quarter of fiscal 2004. The restructuring costs were primarily associated with lease obligations for two previously abandoned facilities near Seattle, Washington (the "Seattle facilities") and with the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office.

      The closure of the Seattle facilities was included in the Company's first quarter of fiscal 2003 restructuring actions. The lease-related restructuring costs in the first quarter of fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of June 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, the Company recorded additional lease-related restructuring costs of $4.2 million. The Company also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, Wisconsin ("Neenah"), which was also included in restructuring actions in the first quarter of fiscal 2003. Emerging Issue Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.

      The remaining $1.2 million of restructuring costs in the third quarter of fiscal 2004 were primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," applies to restructuring actions initiated subsequent to December 31, 2002. These restructuring costs were primarily for severance and contract termination costs associated with leased facilities and software service providers. Over the next two quarters, we anticipate incurring an additional $0.3 million of restructuring costs related to employee relocations. Approximately 40 employees were affected by this restructuring.

      Fiscal 2003 restructuring actions: For the nine months ended June 30, 2003, the Company recorded restructuring costs of $51.5 million, of which $19.7 million was recorded in the third quarter of fiscal 2003. The third quarter fiscal 2003 restructuring costs were primarily associated with a program to close the Company's Richmond, Kentucky ("Richmond") facility and to re-focus the Company's PCB design group. Other restructuring included a write-down of underutilized assets to fair value and a reduction in force in both the engineering and corporate organizations. The asset write-downs affected Richmond and other locations. These measures were largely intended to align the Company's capabilities and resources with evolving customer demand. The Richmond facility was phased out of operations and sold in September 2003. Production was shifted to other Plexus locations. Approximately 400 employees were affected by this restructuring.

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

      For facilities under operating leases that were abandoned and anticipated to be subleased, the restructuring costs were based on future lease payments subsequent to abandonment, less estimated sublease income. Facilities in Seattle and Neenah were the primary facilities under operating leases that were included in the Company's first quarter of fiscal 2003 restructuring actions. In the third quarter of fiscal 2004, the Company recorded $4.3 million of additional restructuring costs associated with the Seattle and Neenah facilities, as noted above.

      The San Diego facility, which was closed during fiscal 2003, is financed under a capital lease, but the facility is no longer used for operating purposes. As of June 30, 2004, the net book value of the San Diego facility is approximately $15.4 million and is included in property, plant and equipment in the accompanying Condensed Consolidated Balance Sheet. The Company subleased a portion of the facility during fiscal 2003 and is attempting to sublease the remaining portion. As of June 30, 2004, the San Diego facility has not yet been fully subleased; accordingly, the Company's estimates of expected sublease income may change based on factors that affect its ability to sublease this facility such as general economic conditions and the local real estate market, among others. Changes in the Company's estimate of sublease income could result in additional impairment costs.

      The table below summarizes the Company's restructuring obligations as of June 30, 2004 and for the nine month period then ended (in thousands):

                                          EMPLOYEE
                                        TERMINATION
                                       AND SEVERANCE       LEASE OBLIGATIONS        NON-CASH ASSET
                                           COSTS          AND OTHER EXIT COSTS        WRITE-DOWNS             TOTAL
                                       -------------      --------------------      --------------         -----------
Accrued balance,
September 30, 2003                        $  2,905             $    7,892             $       -            $    10,797

Amounts utilized                            (1,875)                  (545)                    -                 (2,420)
                                          --------             ----------             ---------            -----------
Accrued balance,
December 31, 2003                            1,030                  7,347                     -                  8,377

Amounts utilized                              (326)                  (657)                    -                   (983)
                                          --------             ----------             ---------            -----------

Accrued balance,
March 31, 2004                                 704                  6,690                     -                  7,394

Adjustment to provision                          -                  4,310                     -                  4,310
Restructuring costs                            743                    393                    48                  1,184
Amounts utilized                              (732)                  (800)                  (48)                (1,580)
                                          --------             ----------             ---------            -----------
Accrued balance,
June 30, 2004                             $    715             $   10,593             $       -            $    11,308
                                          ========             ==========             =========            ===========

      As of June 30, 2004, most of the remaining severance costs and $3.3 million of the lease obligations are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

      As of September 30, 2003, the accrued liability for restructuring costs included severance costs associated with the closure of the Richmond facility, work force reductions for engineering, corporate and other manufacturing locations and other costs associated with refocusing the Company's PCB design group.

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

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" document issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have a significant impact on the Company's consolidated results of operations or financial position.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 became effective for the Company in the second fiscal quarter of 2004. The Company's adoption of Interpretation No. 46 did not have a significant impact on its consolidated results of operations or financial position.

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

      Our customers include both industry-leading original equipment manufacturers and technology companies. Due to our focus on serving manufacturers in advanced electronics technology, our business is influenced by major technological trends such as the level and rate of development of telecommunications infrastructure, the expansion of network and internet use, the federal Food and Drug Administration's approval of new medical devices, and the expansion of outsourcing by OEM's and technology companies.

      We provide most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Other than certain test equipment used for internal manufacturing, we do not design or manufacture our own proprietary products.

      As we enter the fourth quarter of fiscal 2004, we anticipate full fiscal year 2004 revenue growth of approximately 28 percent to 30 percent. This is substantially higher than the 15 percent to 20 percent annual revenue growth that we had anticipated at the start of fiscal 2004. Our revenue growth is well above the approximately 18 percent year-over-year growth expected for the broad EMS industry, and consequently equates to a gain in market share for Plexus.

      We have achieved our revenue growth organically; that is, without acquisitions. Our higher-than-industry growth rate is due to both a high rate of growth from our existing customers, as well as success in winning new customers and new programs from existing customers. We have made substantial commitments to expand and enhance the effectiveness of our business development efforts over the last 18 months, and those efforts are in part responsible for our improved market position.

      The rapid revenue growth, however, has placed additional strains on the organization, and consequently, gross margins and overall profitability have been adversely affected by higher, new program-related transition and training expenses, as well as the need to gain experience manufacturing new programs in order to drive down costs. Year-over-year, we have hired and trained approximately 1,200 new production-related employees at sites located around the world, principally in Asia, in order to support our revenue growth. In addition, we are in the process of acquiring and outfitting a second manufacturing and engineering facility in Penang, Malaysia ("Penang"). This expansion is driven by anticipated additional demand from our customers for higher production in this productive, relatively low-cost country. We expect to occupy the additional Penang facility in the fourth quarter of fiscal 2004, which will result in approximately $0.5 million of start-up costs in that quarter; initial production is not expected until the first quarter of fiscal 2005. Moreover, the continued initial stages of production through at least the first half of the next fiscal year will impair our overall profitability.

RESULTS OF OPERATIONS

      Net sales. Net sales for the indicated periods were as follows (dollars in millions):

                  Three months ended                               Nine months ended
                       June 30,                                         June 30,
                ----------------------                         -------------------------
                 2004            2003          Increase         2004               2003             Increase
                ------          ------     ----------------    ------             ------       ------------------
Sales           $274.8          $195.6     $79.2        40%    $767.6             $591.8       $175.8         30%

      The net sales increase for both the three and nine month periods reflect strengthening end-market demand, particularly in the networking/datacommunications, medical and industrial sectors, as well as new program wins from both new and existing customers. Based on customers' orders and indications of expected demand, we currently expect sales in the fourth quarter of fiscal 2004 to be in the range of $270 million to $280 million. However, our results will ultimately depend on the actual level of orders received. See Risk Factors on page 22.

      The percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for the indicated periods were as follows:

                                    Three months ended            Nine months ended
                                         June 30,                      June 30,
                                  ----------------------        ---------------------
                                  2004              2003        2004             2003
                                  ----              ----        ----             ----
Juniper Networks                   14%              10%          13%               *
Siemens                             *               13%           *               13%
Top 10 customers                   54%              55%          54%              54%

* Represents less than 10 percent of net sales

      Sales to all of our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demands and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific industry becomes larger relative to other industries (as we are currently experiencing in the networking/datacommunications/telecom industry), we become increasingly dependent upon economic and business conditions affecting that industry.

      Our percentages of sales by industry for the indicated periods were as follows:

                                                  Three months ended             Nine months ended
                                                        June 30,                      June 30,
                                                 --------------------          ---------------------
Industry                                         2004            2003          2004             2003
--------                                         ----            ----          ----             ----
Networking/Datacommunications/Telecom             47%            37%            43%              35%
Medical                                           28%            32%            30%              33%
Industrial/Commercial                             16%            15%            14%              15%
Computer                                           4%            12%             8%              11%
Transportation/Other                               5%             4%             5%               6%

      Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                           Three months ended                                Nine months ended
                                June 30,                                          June 30,
                        ----------------------                            -------------------------
                         2004            2003           Increase          2004                2003            Increase
                        ------          ------      ----------------     ------              ------      ------------------
Gross Profit            $ 23.0          $ 11.8      $11.2        94%     $ 63.8              $ 37.0      $ 26.8         72%
Gross Margin               8.4%            6.0%                             8.3%                6.3%

      The improvement in gross profit and gross margin for both the three and nine month periods was primarily due to higher net sales that resulted in enhanced manufacturing capacity utilization and better absorbtion of fixed manufacturing expenses. The gross profit improvements were moderated, however, by manufacturing inefficiencies related to the start of new programs, higher compensation and benefits costs, including variable incentive compensation, and the amortization of capitalized costs associated with an enterprise resource planning ("ERP") platform.

      Our gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs and efficiencies attendant the transition of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for customers' products and competition within the electronics industry. Although we focus on maintaining and expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

      Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

      Operating expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                                     Three months ended                             Nine months ended
                                          June 30,                                       June 30,
                                   -----------------------                        -----------------------
                                    2004             2003        Increase          2004             2003          Increase
                                   ------           ------    --------------      ------           ------      -------------
Sales and administrative
  expense (S&A)                    $ 17.8           $ 16.3    $1.6       9.8%     $ 50.5           $ 49.8      $0.7      1.4%
Percent of sales                      6.5%             8.3%                          6.6%             8.4%

      The dollar increase in S&A for the three months ended June 30, 2004 was due primarily to variable incentive compensation costs in the current period, which were not earned in the comparable periods of the prior year because of our reported losses. The dollar increase in S&A in the third quarter of fiscal 2004 was also affected by higher ERP support costs. The dollar increase in S&A for the nine months ended June 30, 2004, is due to the variable incentive compensation costs offset, in part, by $1.1 million of recoveries of accounts receivable that were either written off or reserved for in prior periods. The significant decrease in S&A as a percent of net sales for both the three and nine month periods was due primarily to the high level of net sales over the comparable prior year periods.

      Included in S&A for both the three and nine month periods of fiscal 2004 and 2003 are expenses for information technology systems support related to the implementation of a new ERP platform. This ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities.

      During the second fiscal quarter of 2004, we converted one additional facility to the new ERP platform, which results in approximately 50 percent of our revenues being managed on the new ERP platform. We anticipate converting at least one more facility to the new ERP platform in fiscal 2005. Training and implementation costs are expected to continue over the next few quarters as we make system enhancements and convert an additional facility to the new ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and other costs for testing and installation. As of June 30, 2004, net property, plant and equipment includes $28.0 million related to the new ERP platform, including $0.7 million and $2.9 million of capital expenditures for the three and nine months ended June 30, 2004. We anticipate incurring at least an additional $3.5 million of capital expenditures for the ERP platform through fiscal 2005.

      Fiscal 2004 restructuring actions: For the nine months ended June 30, 2004, we recorded pre-tax restructuring costs of $5.5 million, all of which were recorded in the third quarter of fiscal 2004. The restructuring costs were primarily associated with lease obligations for two previously abandoned facilities near Seattle, Washington (the "Seattle facilities") and with the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office.

      The closure of the Seattle facilities was included in our first quarter of fiscal 2003 restructuring actions. The lease-related restructuring costs in the first quarter of fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of June 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, we recorded additional lease-related restructuring costs of $4.2 million in the third quarter of fiscal 2004. We also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, Wisconsin, which was also included in restructuring actions in the first quarter of fiscal 2003.

      The remaining $1.2 million of restructuring costs in the third quarter of fiscal 2004 was primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. These restructuring costs were primarily for severance and contract termination costs associated with leased facilities and software service providers. Over the next two quarters, we anticipate incurring an additional $0.3 million of restructuring costs related to employee relocations. Approximately 40 employees were affected by this restructuring.

      Fiscal 2003 restructuring actions: For the nine months ended June 30, 2003, we recorded restructuring costs of $51.5 million, of which $19.7 million was recorded in the third quarter of fiscal 2003. The third quarter fiscal 2003 restructuring costs were primarily associated with a program to close a facility in Richmond, Kentucky (the "Richmond facility") and to re-focus our PCB design group. Other restructuring included a write-down of underutilized assets to fair value and a reduction in force in both the engineering and corporate organizations. The asset write-downs affected Richmond and other locations. These measures were largely intended to align our capabilities and resources with evolving customer demand. The Richmond facility was phased out of operations and sold in September 2003. Production was shifted to other Plexus locations. Approximately 400 employees were affected by the third quarter of fiscal 2003 restructuring actions.

      In the first quarter of fiscal 2003, we recorded pre-tax restructuring costs totaling $31.8 million. Our most significant restructuring in the first quarter of fiscal 2003 was the announced intention to close a facility in San Diego, California (the "San Diego facility"), which resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and, in subsequent periods, the termination of the facility's work force. The San Diego facility was phased out of operation in May 2003. Goodwill impairment for the San Diego operations totaled approximately $20.4 million, of which $14.8 million was impaired as a result of our transitional impairment evaluation under SFAS No. 142 (see Note 7) and $5.6 million was impaired as a result of our decision to close the facility. Other restructuring actions in the first quarter of fiscal 2003 included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Mexico; Seattle, Washington; Neenah, Wisconsin and the United Kingdom. Employee termination and severance costs in the first quarter fiscal 2003 affected approximately 500 employees.

      Pre-tax restructuring charges for the indicated periods are summarized as follows (in millions):

                                                         Three Months Ended                            Nine Months Ended
                                                              June 30,                                      June 30,
                                                       2004                  2003                2004                    2003
                                                   -----------           ------------        ------------            ------------
Non-Cash
  Fixed asset impairment                           $       0.1           $       15.9        $        0.1            $       27.2
  Write-off of goodwill                                      -                      -                   -                     5.6
                                                   -----------           ------------        ------------            ------------
                                                           0.1                   15.9                 0.1                    32.8
                                                   -----------           ------------        ------------            ------------
Cash
  Severance costs                                          0.7                    2.8                 0.7                     8.0
  Lease termination costs                                  4.7                    1.0                 4.7                    10.7
                                                   -----------           ------------        ------------            ------------
                                                           5.4                    3.8                 5.4                    18.7
                                                   -----------           ------------        ------------            ------------

Total restructuring and impairment costs           $       5.5           $       19.7        $        5.5            $       51.5
                                                   ===========           ============        ============            ============

      Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting of goodwill and other intangible assets on October 1, 2002. Under the transitional provisions of SFAS No. 142, we identified locations with goodwill, performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002, and determined that a pre-tax transitional impairment charge of $28.2 million during the nine months ended June 30, 2003, was required at our Juarez, Mexico and San Diego locations. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

      Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                                                  Three months ended                 Nine months ended
                                                       June 30,                           June 30,
                                             -----------------------------      ---------------------------
                                               2004                 2003         2004               2003
                                             --------             --------      ------            ---------
Income tax expense (benefit)                  $(193)              $(9,343)      $1,300            $(24,003)
Effective annual tax rate                        20%                   39%          20%                 37%

      The decrease in the effective tax rate is due primarily to our expanding operations in Asia where we benefit from tax holidays.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities. Cash flows used in operating activities were $(34.4) million for the nine months ended June 30, 2004, compared to cash flows provided by operating activities of $2.8 million for the nine months ended June 30, 2003. During the nine months ended June 30, 2004, cash used in operating activities was primarily driven by increased accounts receivable and inventory in support of higher sales, which were offset in part by net income and the non-cash effect of depreciation and amortization.

      For the nine months ended June 30, 2004, annualized days sales outstanding represented by our accounts receivable decreased to 49 days from 50 days for the prior year. During the nine months ended June 30, 2004, the allowance for losses on accounts receivable decreased $1.6 million, primarily as a result of a combination of collections and write-offs of accounts receivable that were reserved for in prior periods.

      Our annualized inventory turns declined to 6.2 turns for the nine months ended June 30, 2004 from 6.5 turns for the prior year. Inventories increased $30.3 million from September 30, 2003, primarily for the purchase of raw materials to support increased sales; however, during the third quarter of fiscal 2004, inventories decreased by $31.2 million as we completed certain inter-facility program transfers and ERP implementation/upgrades, which had affected inventories as of March 31, 2004.

      Investing Activities. Cash flows provided by investing activities totaled $10.3 million for the nine months ended June 30, 2004, which primarily represented sales and maturities of short-term investments, reduced by additions to property, plant and equipment.

      We utilized available cash, and more recently debt, to finance our operating requirements. We currently estimate capital expenditures for fiscal 2004 to be approximately $20 million to $22 million, of which $9.3 million was made through the nine months ended June 30, 2004. The remaining fiscal 2004 capital expenditure estimate is for the acquisition of an additional facility in Penang, Malaysia and the initial manufacturing equipment for that facility. We currently estimate capital expenditures for fiscal 2005 will be approximately $20 million.

      Financing Activities. Cash flows provided by financing activities totaled $19.4 million for the nine months ended June 30, 2004, and primarily represented the proceeds from net borrowings on our secured revolving credit facility (the "Secured Credit Facility").

      As amended in July 2004, our secured revolving credit facility (the "Amended Secured Credit Facility") allows us to borrow up to $150 million from a group of banks. Borrowing under the Amended Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Amended Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of
0.5 percent of the unused credit commitment. The Amended Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a maximum total leverage ratio, a minimum tangible net worth and a minimum adjusted EBITDA, all as defined in the agreement.

      We believe that our Amended Secured Credit Facility, leasing capabilities, cash and short-term investments and projected cash from operations should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2005. However, the growth anticipated for fiscal 2005 may increase our working capital needs and strain our available resources. As those needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot assure that we will be able to make any such arrangements on acceptable terms.

      We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2004 (in thousands):

                                                                             Payments Due by Fiscal Period
                                                 ------------------------------------------------------------------------------
                                                                Remaining in                                          2009 and
Contractual Obligations                             Total           2004           2005-2006         2007-2008       thereafter
-----------------------                          ----------     ------------       ----------        ---------       ----------
Long-Term Debt*                                  $   16,000       $       -        $        -        $  16,000       $       -

Capital Lease Obligations                            42,090           1,366             5,893            6,084          28,747
Operating Leases                                     75,464           3,604            25,215           17,167          29,478
Unconditional Purchase Obligations**                  5,263           5,263                 -                -               -
Other Long-Term Obligations***                        1,393             202             1,191                -               -
                                                 ----------       ---------        ----------        ---------       ---------
Total Contractual Cash Obligations               $  140,210       $  10,435        $   32,299        $  39,251       $  58,225
                                                 ==========       =========        ==========        =========       =========

*- As of June 30, 2004, long-term debt consists of borrowings outstanding under our Secured Credit Facility.

** - Unconditional purchase obligations consist of a purchase commitment on a manufacturing facility in Penang, Malaysia. There are no other unconditional purchase obligations other than purchases of inventory and equipment in the ordinary course of business. All such unconditional purchase obligations of inventory and equipment have a term of less than one year.

*** - As of June 30, 2004, other long-term obligations consist of salary commitments under employment agreements. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other commercial commitments or off-balance sheet financing arrangements.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in our 2003 Report on Form 10-K. During the three and nine months ended June 30, 2004, there were no material changes to these policies. Our more critical accounting policies are as follows:

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

      Revenue from engineering design and development services, which are generally performed under contracts of twelve months or less in duration, is recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Revenue from engineering design and development services is less than ten percent of total revenue.

      Revenue is recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Revenue also includes amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

      Restructuring Costs - From fiscal 2001 through fiscal 2003, we recorded restructuring costs in response to reductions in sales and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of June 30, 2004, the significant facilities which we planned to sublease had not yet been subleased; and, accordingly, certain of our estimates of expected sublease income were changed to reflect factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate markets. Changes in certain of our estimates of sublease income resulted in additional restructuring costs in the third quarter of fiscal 2004. Further changes in certain other estimates of sublease income could result in additional restructuring costs. For equipment, the impairment losses recognized were based on the fair value estimated using existing market prices for similar assets, less estimated costs to sell. See Note 11 in the Notes to Condensed Consolidated Financial Statements.

      Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of severance and benefit costs that are not presumed to provide an ongoing benefit, as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, "Employer's Accounting for Post-employment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

      For leased facilities being abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See
Note 11 in the Notes to Condensed Consolidated Financial Statements.

      The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained, no additional accruals are required and the utilization of the provisions is for their intended purpose in accordance with developed exit plans.

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

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" document issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our consolidated results of operations or financial position.

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 became effective for us in the second quarter of fiscal 2004. Our adoption of Interpretation No. 46 did not have a significant impact on our consolidated results of operations or financial position.

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

      The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results. Over the previous two years, our sales were adversely affected by the slowdown in the networking/datacommunications/telecom and industrial/commercial markets, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influenced our net sales and margins.

      The percentage of our sales to customers in the networking/datacommunications/telecom industry has increased significantly in recent quarters. When an increasing percentage of our net sales is made to customers in a particular industry, we become more dependent upon the performance of that industry, and the economic and business conditions that affect it.

      Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

      Sales to our largest customer for the three months ended June 30, 2004 represented 14 percent of our net sales. Our two largest customers in the comparable quarter of fiscal 2003 represented 13 percent and 10 percent of our net sales, respectively. No other customers represented 10 percent or more of our net sales in either period. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 54 percent and 55 percent for the three months ended June 30, 2004 and 2003, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

      As we have experienced recently, customers may require rapid increases in production, which can stress our resources and reduce operating margins. Although we have had a net increase in our manufacturing capacity over the past few fiscal years, we have significantly reduced our capacity from its peak, and we may not have sufficient capacity at any given time to meet all of our customers' demands or to meet the requirements of a specific program.

FAILURE TO MANAGE CONTRACTION AND GROWTH, IF ANY, MAY SERIOUSLY HARM OUR
BUSINESS.

      Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions as to how to reduce costs and capacity, such as the fiscal year 2003 closure of our San Diego and Richmond facilities and the reduction in the number of employees, can affect our expenses, and therefore our short-term and long-term results.

      We are involved in a multi-year project to install a common ERP platform and associated information systems. The project was begun at a time when anticipated sales growth and profitability were expected to be much higher than actually occurred in the past two fiscal years. Although our recent financial performance has improved, we continue to review a number of alternatives to this project, including curtailment or slow-down in the rate of implementation. As of June 30, 2004, ERP implementation costs included in net property, plant and equipment totaled $28.0 million and we anticipate incurring at least an additional $3.5 million in capital expenditures for the ERP platform through fiscal 2005; changes in the scope of this project could result in impairment of these capitalized costs.

      Due to recent rapid sales growth, we have experienced a significant need for additional employees and facilities in fiscal 2004. We have added many employees around the world and we are expanding our operations in Penang, Malaysia. Our response to these changes in business conditions in fiscal 2004, compared to the two previous fiscal years, has resulted in additional costs to support our growth. If we are unable to manage this growth and any future growth effectively, our operating results could be harmed.

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

      In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexico-based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatment from the governments in those countries for approximately 2 to 10 years, which may or may not be renewed.

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

OUR MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

      Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the required materials. These services involve greater resource investment and inventory risk than consignment services, where the customer provides these materials. Accordingly, various component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.

      In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, the first six months of fiscal 2004 saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements include provisions which require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

      In addition, we provide a managed inventory program under which we hold and manage finished goods inventory for some of our key customers. The managed inventory program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial risk with such customers, although our customers will have contractual obligations to purchase the inventory from us.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

      We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed production, or delays in production, of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time, especially as demand for those components increases. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

      Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our additional planned facility in Penang, Malaysia, which is expected to begin production in the first quarter of fiscal 2005 (see the Overview section beginning on page 14). These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

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

      In addition, our medical device business, which represented approximately 28 percent of our net sales in the third quarter of fiscal 2004, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

      In recent periods, our sales related to the defense industry, including homeland security, have begun to increase. Companies that design and manufacture for this industry face governmental and other requirements that could materially affect their financial condition and results of operations.

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

      The electronics manufacturing services industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors that may have significantly greater resources with which to compete against us.

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

   - inability to integrate successfully our acquired operations' businesses and personnel

   - inability to realize anticipated synergies, economies of scale or other value

   - difficulties in scaling up production and coordinating management of operations at new sites

   -  strain placed on our personnel, systems and resources

   - possible modification or termination of an acquired business's customer programs, including cancellation of current or anticipated programs

   -  loss of key employees of acquired businesses.

Financial risks, such as the:

   - use of cash resources, or incurrence of additional debt and related interest expenses

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

   - inability to locate sufficient customers or employees to support the expansion.

WE MAY FAIL TO SECURE NECESSARY FINANCING.

      On July 13, 2004, we amended our Secured Credit Facility with a group of banks. As amended, the Secured Credit Facility allows us to borrow up to $150 million. However, we cannot assure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

      Our future success may depend on our ability to obtain additional financing and capital to support increased sales and our possible future growth. We may seek to raise capital by:

   -  issuing additional common stock or other equity securities

   -  issuing debt securities

   -  modifying existing credit facilities or obtaining new credit facilities

   -  a combination of these methods.

      We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to shareholders' ownership interests. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

      Our stock price has fluctuated significantly in recent periods. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to us, our competitors and the market for our services, many of which are beyond our control.

      In addition, the stock market in general, and especially the NASDAQ Stock Market, along with share prices for technology companies in particular, have experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.

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

FOREIGN CURRENCY RISK

      We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our presence in international markets increases the complexity and size of our foreign exchange risk. As of June 30, 2004, we had no foreign currency contracts outstanding.

      Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

                                     Three months ended               Nine months ended
                                          June 30,                         June 30,
                                   ----------------------           --------------------
                                   2004              2003           2004            2003
                                   ----              ----           ----            ----
Net Sales                           10%                7%            10%              7%
Total Costs                         13%               11%            14%             10%

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

      Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and nine months ended June 30, 2004 and 2003.

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

      Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company is currently undergoing a comprehensive effort to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year-end September 30, 2005. This effort includes documenting and testing of internal controls. During the course of these activities, the Company has identified certain internal control issues which management believes should be improved. The Company's review continues, but to date the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. The Company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

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

      In January 2004, the judge in the other related litigation ruled for the plaintiffs (the parties challenging the patents), thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has appealed that ruling. If that verdict is upheld on appeal, it would likely result in dismissal of claims against the Company. The Company's lawsuit remains stayed pending the outcome of that appeal. A decision on the appeal is not expected until some time in 2005, at the earliest.

      Even if the verdict is not upheld, the Company believes the vendors from which patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of the plaintiff's actions in other parallel cases, it appears that the primary objective of the plaintiff is to cause defendants to enter into license agreements. Although the patents at issue would theoretically relate to a significant portion of our net sales, even if the verdict in the other case is overturned and a judgment is rendered in our case and/or a license fee required, it is the opinion of management that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows. Lemelson Medical, Educational & Research Foundation Limited Partnership vs. Esco Electronics Corporation et al, US District Court for the District of Arizona, Case Number CIV 000660 PHX JWS (2000).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   10.1 Second Amendment to Credit Agreement, dated as of April 29, 2004

                   10.2 Third Amendment to Credit Agreement, dated as of July 13, 2004

                   10.3 Fourth Amendment to Credit Agreement, dated as of August 5, 2004

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

      No reports were filed during the three months ended June 30, 2004. However, Plexus furnished reports (which are not to be deemed incorporated by reference into other filings) dated April 21, 2004, and July 21, 2004 which furnished certain earnings information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8/13 /04                                    /s/ Dean A. Foate
---------                                ---------------------------------------
  Date                                   Dean A. Foate
                                         President and Chief Executive Officer

8/13/04                                     /s/ F. Gordon Bitter
--------                                 ---------------------------------------
  Date                                   F. Gordon Bitter
                                         Vice President and
                                         Chief Financial Officer