Form 10-K
period 2004-09-30
PLEXUS CORP
filed 2004-12-08
CIK 785786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

Yes  [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).

Yes  [X] No [ ]

      As of December 1, 2004, there were 43,195,105 shares of common stock outstanding. As of March 31, 2004, 43,038,783 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $17.79 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and executive officers - does not constitute an admission as to affiliate status) was approximately $758 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K Into Which
             Document                      Portions of Document are Incorporated
             --------                      -------------------------------------
Proxy Statement for 2004 Annual
Meeting of Shareholders                                  Part III

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "plan," "anticipate" and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:

       - the continued uncertain economic outlook for the electronics and technology industries

       - the risk of customer delays, changes or cancellations in both ongoing and new programs

       - our ability to secure new customers and maintain our current customer base

       -    the results of cost reduction efforts

       - the impact of capacity utilization and our ability to manage fixed and variable costs

       -    the effects of facilities closures and restructurings

       - material cost fluctuations and the adequate availability of components and related parts for production

       -    the effect of changes in average selling prices

       -    the effect of start-up costs of new programs and facilities

       -    the effect of general economic conditions and world events

       -    the effect of the impact of increased competition and

       - other risks detailed below, especially in "Risk Factors" and otherwise herein, and in our Securities and Exchange Commission filings.

      In addition, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly "Risk Factors" for a further discussion of some of the factors that could affect future results.

                                      * * *

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

      Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") is a participant in the Electronics Manufacturing Services ("EMS") industry. We provide product realization services to original equipment manufacturers, or OEMs, and other technology companies in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation/other industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair.

      Our customers include both industry-leading original equipment manufacturers and technology companies. Due to our focus on serving manufacturers in advanced electronics technology, our business is influenced by major technological trends such as the level and rate of development of telecommunications infrastructure, the expansion of network and internet use, the federal Food and Drug Administration's approval of new medical devices, and the expansion of outsourcing by OEMs and technology companies.

      Established in 1979 as a Wisconsin corporation, we have approximately 6,000 full-time employees, including approximately 300 engineers and technologists dedicated to product development and design, operating from 19 active facilities in 15 locations, totaling approximately 1.8 million square feet. Prior to fiscal 2003, we had expanded our capacity and geographic reach through a series of strategic acquisitions. Through these transactions, we have enhanced our access to, and ability to provide services within important technology corridors in Boston, Chicago, and San Jose; established facilities in Europe, Mexico and Asia; significantly increased the size and capabilities of our medical services offerings. See note 13 to our consolidated financial statements, which is incorporated herein by reference, for information as to our foreign sales and assets.

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

      Product development and design. We provide comprehensive conceptual design and value engineering services. These services include project management, initial feasibility studies, product concept definition, specifications for product features and functions, product engineering specifications, microprocessor selection, circuit design, software design, application-specific integrated circuit design, printed circuit board layout, product housing design, development of test specifications and product validation testing. Through our product development and design services, we have the capabilities to provide customers with a completed design for a product that can be manufactured efficiently.

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

      Manufacturing and assembly. We provide contract manufacturing services on either a "turnkey" basis, which means we procure some or all of the materials required for product assembly, or on a "consignment" basis, which means the customer supplies some, or occasionally all, of the materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and potential inventory risk than consignment services. Substantially all of our manufacturing services currently are on a turnkey basis. These services, which we endeavor to provide on an agile and rapid basis, include developing and implementing a materials strategy that meets customers' demand and flexibility requirements, assembling printed circuit boards utilizing a wide range of assembly technologies, building and configuring final product and system boxes and testing assemblies to meet customers' requirements. We have the expertise to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These complex products are typically configured to fulfill unique customer requirements and many are shipped directly to our customers' end users. In addition, we have developed special processes and tools to meet industry-specific requirements. Among these are the tools and processes to assemble finished medical devices that meet U.S. Food and Drug Administration Quality Systems Regulation requirements and similar regulatory requirements of other countries.

      After-market support. We provide service support for manufactured products. In this context, supported products, which may or may not be under a customer's warranty, may be returned for repairs or upgrades at the customer's discretion.

CUSTOMERS AND INDUSTRIES SERVED

      We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2004, we provided services to over 150 customers. Because of the variety of services we offer, our flexibility in design and manufacturing and our ability to respond to customer needs in a timely fashion, we believe that we are well positioned to offer our services to customers in most industries. For many customers, we serve both a design and production function, thereby permitting customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and optimizing total product cost.

      Juniper Networks ("Juniper") accounted for 14 percent of our net sales in fiscal 2004, and Siemens Medical Systems, Inc. ("Siemens") accounted for 12 percent of our net sales in fiscal 2003. No other customer accounted for 10 percent or more of our net sales in fiscal 2004 or 2003. No customer represented 10 percent or more of net sales in fiscal 2002. The loss of any of our major customers could have a significant negative impact.

      Many of our large customers contract independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to one such subsidiary, division, facility or location are not dependent on sales to others.

      We provided services to the following industries in the following proportions:

Industry                                       2004       2003       2002
--------                                       ----       ----       ----
Networking/Datacommunications/Telecom           43%        36%        36%
Medical                                         31%        32%        28%
Industrial/Commercial                           15%        15%        20%
Computer                                         6%        12%        11%
Transportation/Other                             5%         5%         5%

MATERIALS AND SUPPLIERS

      We primarily purchase raw materials and electronic components from manufacturers and distribution companies. In addition, we may also purchase components from customers. The key electronic components we purchase include printed circuit boards, specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components for use in higher-level assembly and manufacturing. These components include injection-molded plastic, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. These components range from standard to highly customized, and they vary widely in terms of market volatility and price.

      From time to time, allocation of components by suppliers becomes an integral part of the electronics industry, and shortages can occur with respect to particular components. In response, we actively manage our business in a way that seeks to minimize our exposure to materials and component shortages. We have developed a corporate procurement organization whose primary purpose is to create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and can influence what components are used in some new products, manufacturers of components often provide us with priority access to a supply of materials and components, even during shortages. We have also established and continue to expand our strategic relationships with international purchasing offices, and we attempt to leverage our design position with suppliers. Beyond this, we have undertaken a series of initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and other efforts. All of these undertakings seek to improve our overall supply chain flexibility and to accommodate the current marketplace.

SALES AND MARKETING

      We market our services primarily through our sales and marketing organization. During fiscal 2004, we reorganized our sales and marketing efforts around key customer end-markets, or market sectors: namely, networking/ datacommunications, medical and industrial. Each market sector is headed by a vice president who leads dedicated resources, which include sales account executives, strategic customer managers, market sector specialists, technology specialists and advertising and other corporate communications personnel. Our sales and marketing efforts focus on generating new customers and expanding business with existing customers. We use our ability to provide a full range of product realization services as a marketing tool, and our technology specialists participate in marketing through direct customer contact and participation in industry symposia and seminars.

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

INFORMATION TECHNOLOGY

      We began to implement in fiscal 2001 an enterprise resource planning ("ERP") platform. This ERP platform is intended to augment our management information systems and includes software from J.D. Edwards (now part of Peoplesoft) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. We believe the related licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2004, we converted one additional manufacturing facility to the ERP platform. We anticipate converting at least one more facility to the ERP platform in fiscal 2005. The conversion timetable and remaining project scope remain subject to change based upon our evolving needs and sales levels.

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

      We employ approximately 6,000 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. Our employees in the United States, United Kingdom, China, Malaysia and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 2. PROPERTIES

      Our facilities comprise an integrated network of technology and manufacturing centers with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.4 million square feet of capacity. This includes approximately 1.8 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.3 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.6 million square feet of this capacity is either vacant or subleased. Approximately 0.1 million of the U.S. capacity is planned for closure in fiscal 2005. The geographic diversity of our technology and manufacturing centers allows us to offer services from locations near our customers and major electronics markets. We believe that this approach reduces material and transportation costs and simplifies logistics and communications. This enables us to provide customers with a responsive, more complete, cost-effective solution. Our facilities are described in the following table:

         LOCATION                     TYPE              SIZE (SQ. FT.)  OWNED/LEASED
         --------                     ----              --------------  ------------
Penang, Malaysia (1)         Manufacturing/Engineering     282,000         Owned
Neenah, Wisconsin (1)        Manufacturing                 277,000         Leased
Nampa, Idaho                 Manufacturing                 216,000         Owned
Juarez, Mexico               Manufacturing                 210,000         Leased
Buffalo Grove, Illinois      Manufacturing                 141,000         Leased
Bothell, Washington (2)      Manufacturing/Engineering      97,000         Leased
Appleton, Wisconsin          Manufacturing                  67,000         Owned
Ayer, Massachusetts          Manufacturing                  65,000         Leased
Xiamen, China                Manufacturing                  63,000         Leased
Kelso, Scotland              Manufacturing                  60,000         Leased
Maldon, England              Manufacturing                  40,000         Owned
Freemont, California         Manufacturing                  36,000         Leased

Neenah, Wisconsin            Engineering                   105,000         Owned
Louisville, Colorado         Engineering                    16,000         Leased
Raleigh, North Carolina      Engineering                    14,000         Leased
Livingston, Scotland         Engineering                     2,000         Leased

Neenah, Wisconsin (1)        Office/Warehouse               84,000         Owned
El Paso, Texas (3)           Office/Warehouse               25,000         Leased
Neenah, Wisconsin (1)        Office                         27,000         Leased

San Diego, California (4)    Inactive/Other                198,000         Leased
Bothell, Washington (1) (5)  Inactive/Other                141,000         Leased
Neenah, Wisconsin (6)        Inactive/Other                 93,000         Leased
Redmond, Washington (7)      Inactive/Other                 60,000         Leased
San Diego, California (7)    Inactive/Other                 36,000         Leased
Hillsboro, Oregon (8)        Inactive/Other                  9,000         Leased
Nashua, New Hampshire (9)    Inactive/Other                  5,000         Leased

      (1)   Includes more than one building.

      (2) Engineering operations occupy approximately 30,000 square feet with manufacturing operations occupying the remaining square footage. This location is expected to close during fiscal year 2005. We are seeking to sublease this space.

      (3) During fiscal 2004, we amended our warehouse lease for approximately 12,000 of additional square footage.

      (4) Approximately 71,000 square feet of lease space was subleased to a third party in December 2002. We ceased operations in the remaining part of the facility in May 2003 and are seeking to sublease that space.

      (5) Consists of two facilities that were previously used for engineering and manufacturing operations. We have recently subleased a portion one of the unoccupied facilities and are seeking to sublease the other facility.

      (6) We consolidated our leased warehousing space to an owned facility in Neenah, Wisconsin in May 2003. We are seeking to sublease the leased warehousing space.

      (7) This building is subleased and no longer used in our business operations.

      (8) During fiscal 2004, we closed our PCB-design office in Hillsboro, Oregon and consolidated it into another Plexus design office. We are seeking to sublease that space. During fiscal 2004, we also sold a small PCB-design operation in Tel Aviv, Israel eliminating a small lease in that city.

      (9) Primarily represents a former PCB design facility in Nashua, New Hampshire ("Nashua"). During fiscal 2003, we sold the Nashua PCB design operation and subleased the facility to a group of former employees.

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

      In January 2004, the judge in the other related litigation ruled for the parties challenging the patents, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has appealed this ruling. If the verdict is upheld on appeal, it would likely result in dismissal of claims against the Company. The Company's lawsuit remains stayed pending the outcome of that appeal. A decision on the appeal is not expected until some time in 2005, at the earliest.

      Even if the verdict is not upheld, the Company believes the vendors from which patent-related equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of Lemelson's actions in other parallel cases, it appears that Lemelson's primary objective is to cause defendants to enter into license agreements. Although the patents at issue would theoretically relate to a significant portion of our net sales, even if the verdict in the other case is overturned and a judgment is rendered in our case and/or a license fee required, it is the opinion of management that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows. Lemelson Medical, Educational & Research Foundation Limited Partnership vs. Esco Electronics Corporation et al, US District Court for the District of Arizona, Case Number CIV 000660 PHX JWS (2000).

      We are party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth our executive officers, their ages and the positions currently held by each person:

       NAME                 AGE                          POSITION
       ----                 ---                          --------
Dean A. Foate               46      President, Chief Executive Officer and Director
F. Gordon Bitter            61      Vice President and Chief Financial Officer
David A. Clark              44      Vice President and Vice President-Materials, Plexus Electronic Assembly
Thomas J. Czajkowski        40      Vice President and Chief Information Officer
Paul L. Ehlers              48      Senior Vice President, and President of Plexus Electronic Assembly
Joseph D. Kaufman           47      Senior Vice President, Secretary and Chief Legal Officer
J. Robert Kronser           45      Executive Vice President and Chief Technology & Strategy Officer
Michael J. McGuire          49      Vice President - Worldwide Sales, Marketing and Business Development
Simon J. Painter            39      Corporate Controller and Chief Accounting Officer
David H. Rust               57      Vice President - Human Resources
George W.F. Setton          58      Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen        46      Vice President, and President of Plexus Technology Group

Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000; previously Chief Operating Officer from 2001 to 2002, Executive Vice President from 1999 to 2001 and President of Plexus Technology Group prior thereto.

F. Gordon Bitter joined Plexus out of retirement in October 2002 as Vice President and Chief Financial Officer. Previously, Mr. Bitter was the Senior Vice President-Finance and Administration and Chief Financial Officer for Hadco Corporation, a printed circuit board and electronics contract manufacturer, from 1998 to 2000. Prior to that, Mr. Bitter had held numerous senior financial and operational positions in various industrial companies.

David A. Clark joined Plexus in 1995 and has served as Vice President since 2002. In 1999, Mr. Clark assumed the position of Vice President-Materials for Plexus Electronic Assembly, a position he continues to hold. Prior to that, he was Director of Procurement for Plexus Electronic Assembly.

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

Michael J. McGuire joined Plexus in December 2002 as Vice President-Worldwide Sales, Marketing and Business Development. Previously, from 2000 to 2002, Mr. McGuire served as Senior Vice President of Sales for Nu Horizons Electronics Corp. Prior to that, Mr. McGuire served as the Midwest Regional Vice President of Sales for Marshall Industries, Inc. from 1987 to 2000.

Simon J. Painter joined Plexus in 2000 as Corporate Controller. In 2003, Mr. Painter was appointed to the position of Chief Accounting Officer. Prior to joining Plexus, Mr. Painter was an auditor with the firm of PricewaterhouseCoopers LLP, from 1991 to 2000, serving most recently as an Audit Manager.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

      For the fiscal years ended September 30, 2004 and 2003, the Company's Common Stock has traded on the NASDAQ Stock Market. The price information below represents high and low sale prices of our common stock for each quarterly period.

        Fiscal Year Ended September 30, 2004                          Fiscal Year Ended September 30, 2003
        ------------------------------------                          ------------------------------------
                                   High         Low                                           High         Low
                                   ----         ---                                           ----         ---
First Quarter                     $19.63      $ 15.30           First Quarter                $15.76      $  7.38
Second Quarter                    $24.47      $ 16.15           Second Quarter               $10.41      $  7.94
Third Quarter                     $19.28      $ 12.35           Third Quarter                $13.48      $  8.83
Fourth Quarter                    $13.50      $  9.95           Fourth Quarter               $18.45      $ 11.18

      As of December 1, 2004, there were approximately 1,004 shareholders of record. We have not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the Company's dividend intentions.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS (1) (dollars in thousands, except per share amounts)

                                                                    FOR THE YEARS ENDED SEPTEMBER 30,
                                                 2004             2003             2002            2001           2000
                                                 ----             ----             ----            ----           ----
OPERATING STATEMENT DATA
Net sales                                     $1,040,858      $   807,837      $   883,603      $1,062,304     $  751,639
Gross profit                                      86,778           52,965           81,320         131,790        107,164
Gross margin percentage                              8.3%             6.6%             9.2%           12.4%          14.3%
Operating income (loss)                            9,216(2)       (71,531)(3)       (3,636)(4)      68,388(5)      69,870(6)
Operating margin percentage                          0.9%            (8.9%)           (0.4%)           6.4%           9.3%
Net income (loss)                                (31,580)(2)      (67,978)(3)       (4,073)(4)      39,150(5)      40,196(6)
Earnings (loss) per share (diluted)           $    (0.74)(2)  $     (1.61)(3)  $     (0.10)(4)  $     0.91(5)  $     1.04(6)

CASH FLOW STATEMENT DATA
Cash flows provided by (used in) operations   $  (21,352)     $   (19,953)     $   130,455      $  119,479     $  (51,392)
Capital equipment additions                       18,086           22,372           30,760          54,560         44,228

BALANCE SHEET DATA
Working capital                               $  215,360      $   210,315      $   219,854      $  277,055     $  213,596
Total assets                                     545,708          553,054          583,945         602,525        515,608
Long-term debt and capital lease obligations      23,160           23,502           25,356          70,016        141,409
Shareholders' equity                             351,413          371,016          430,689         426,852        209,362
Return on average assets                            (5.7%)          (12.0%)           (0.7%)           7.0%          10.8%
Return on average equity                            (8.7%)          (17.0%)           (0.9%)          12.3%          22.6%
Inventory turnover ratio                             6.2x             6.5x             7.0x            5.3x           4.4x

      (1) Historical results have not been restated for the fiscal 2001 merger with e2E Corporation ("e2E"), as it would not differ materially from reported results.

      (2) In fiscal 2004, we recorded restructuring and impairment costs of approximately $9.3 million associated with the lease obligations for two previously abandoned facilities near Seattle, Washington (the "Seattle facilities"), the severance costs associated with the closure of the existing Bothell, Washington facility, the impairment of certain abandoned software, and the lease obligation and severance costs related to the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In addition, we recorded a $36.8 million valuation allowance related to our deferred income tax assets.

      (3) In response to the reduction in our sales and reduced capacity utilization, we recorded fiscal 2003 restructuring costs of approximately $59.3 million. These costs totaled approximately $36.8 million after-tax. In addition, we adopted SFAS No. 142 for the accounting of goodwill and other intangible assets. Under the transitional provisions of Statement of Financial Accounting Standards No. 142, we determined that a pre-tax transitional impairment charge of $28.2 million was required, which was recorded as a cumulative effect of a change in accounting for goodwill ($23.5 million after-tax).

      (4) In January 2002, we completed the acquisition of certain assets of MCMS, Inc. ("MCMS"). The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition. No goodwill resulted from the acquisition. We incurred approximately $0.3 million of acquisition costs in fiscal 2002 associated with the acquisition of the MCMS operations. In response to the reduction in our sales and reduced capacity utilization, we also recorded fiscal 2002 restructuring costs of approximately $12.6 million. Together, these costs totaled approximately $8.3 million after-tax.

      (5) In connection with the May 2001 acquisition of Qtron Inc. ("Qtron") and merger with e2E, we recorded acquisition and merger costs of approximately $1.6 million ($1.4 million after-tax). In connection with an economic slowdown, we recorded restructuring costs of approximately $1.9 million ($1.1 million after-tax). The effects of the acquisition of Qtron are reflected in the financial statements from the date of acquisition.

      (6) In connection with the merger with Agility and the acquisitions of Keltek (Holdings) Limited ("Keltek"), and the turnkey electronics manufacturing services operations of Elamex, S.A. de C.V. ("Mexico turnkey operations"), Plexus recorded acquisition and merger costs of $1.1 million ($0.9 million after-tax).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a participant in the Electronics Manufacturing Services ("EMS") industry. We provide product realization services to original equipment manufacturers, or OEMs, and other technology companies in the networking/datacommunications/telecom, medical, industrial/commercial, computer and transportation/other industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. The following information should be read in conjunction with our consolidated financial statements included herein and the "Risk Factors" section beginning on page 19.

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

EXECUTIVE SUMMARY

      Our primary objective at the outset of fiscal 2004 was to return the company to profitability. The restructuring actions of the preceding years had lowered our cost structure and improved capacity utilization. We also strengthened and reorganized our sales, marketing and business development function to drive sales growth and strengthen our customer portfolio. As a result of this focus and improved industry demand, especially within the networking/datacommunication industry, we achieved fiscal 2004 sales growth of 29 percent, without making acquisitions. We believe this to be the highest organic growth rate within the EMS industry. This growth rate was well above the approximately 18 percent annual growth rate expected by various industry surveys for the broad EMS industry, so we believe we have consequently gained market share.

      The rapid sales growth in fiscal 2004 placed additional strains on the organization, and consequently, gross margins and overall profitability were adversely affected by higher, new program-related transition and training expenses, as well as the need to gain experience manufacturing new programs. Year-over-year, we added and trained approximately 1,300 new production-related employees at sites located around the world, principally in Asia and Mexico, in order to support our sales growth. In addition, we purchased and substantially outfitted a second manufacturing and engineering facility in Penang, Malaysia ("Penang"). This expansion was driven by additional demand from our customers for more production in this relatively low-cost country.

      As we look to fiscal 2005, our primary objective is to continue to improve profitability. We expect to achieve this goal with improvements in capacity utilization and operating efficiencies through a combination of moderate sales expansion and lean manufacturing and inventory management initiatives. We also recently announced restructuring plans to close our Bothell, Washington ("Bothell") manufacturing and engineering facility in mid-fiscal 2005, which we expect will improve overall capacity utilization once the facility is closed. Additionally, we will remain intensely focused on working capital utilization and return on capital employed. Based on customer indications of expected demand and management estimates of new program wins, our internal projections currently anticipate full fiscal 2005 sales growth of approximately 15 percent to 18 percent. We currently expect first quarter of fiscal 2005 sales to be in the range of $280 million to $290 million; however, our results will ultimately depend on actual customer order levels. We anticipate that the initial stages of production in the new facility in Penang will impair our overall profitability through at least the first half of fiscal 2005. Additionally, incremental costs associated with transitioning programs from our recently announced closure of our Bothell facility and continued near-term weakness at a couple of our sites will also impair our overall profitability in the first half of fiscal 2005.

FACILITY CLOSURES/ACQUISITIONS

      In fiscal 2004, we closed our PCB design operations in Hillsboro, Oregon ("Hillsboro") and announced plans to close our Bothell facility by the second quarter of fiscal 2005. In addition, we sold a small PCB design operations in Tel Aviv, Israel to a group of former employees; however, this transaction did not have a material impact on our consolidated financial statements.

      In fiscal 2003, we closed our manufacturing facilities in San Diego, California ("San Diego") and Richmond, Kentucky ("Richmond"), and ceased production in our oldest facility in Neenah, Wisconsin ("Neenah"). In addition, we sold our PCB design operations in Nashua, New Hampshire to a group of former employees; however, this transaction did not have a material impact on our consolidated financial statements.

      In January 2002, we acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42.0 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The consideration for this acquisition did not include the assumption of any interest-bearing debt, but included the assumption of total liabilities of approximately $7.2 million. The results from MCMS's operations are reflected in our financial statements from the date of acquisition. No goodwill resulted from this acquisition. We incurred approximately $0.3 million of acquisition costs in the second quarter of fiscal 2002 associated with the acquisition of MCMS.

RESULTS OF OPERATIONS

      Net sales. Net sales for the indicated periods were as follows (dollars in millions):

                                    Fiscal years ended
                                       September 30,
                           ----------------------------------
                               2004        2003        2002
                           ----------------------------------
Net Sales                  $  1,040.9    $  807.8    $  883.6

      Net sales for the fiscal year ended September 30, 2004 increased 29 percent from the year ended September 30, 2003. The increase reflects strengthened end-market demand, particularly in the networking/ datacommunications, medical and industrial sectors, as well as new program wins from both new and existing customers. Net sales in the computer industry declined to 6 percent of consolidated net sales in fiscal 2004 from 12 percent of consolidated net sales in fiscal 2003 due primarily to weakened end-market demand from two customers.

      Net sales for the year ended September 30, 2003 decreased 9 percent from the year ended September 30, 2002. Our reduced sales reflected the continued slowdown in the technology markets served by Plexus, primarily in the network/datacommunications/ telecom, industrial/commercial and computer industries. Net sales in fiscal 2003 compared to net sales in fiscal 2002 were also adversely affected by the loss of the primary customer in our former San Diego facility. The slowdown in the technology markets in fiscal 2003 was offset, in part, by increased sales to the medical industry.

      The percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for the indicated periods were as follows:

                                                         Fiscal years ended
                                                            September 30,
                                                  -------------------------------
                                                  2004          2003         2002
                                                  -------------------------------
Juniper Networks                                   14%            *            *
Siemens                                             *            12%           *
Top 10 customers                                   51%           55%          48%

      * Represents less than 10 percent of net sales

      Sales to all of our largest customers may vary from time to time depending on the size and timing of program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of their fluctuating end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific industry becomes larger relative to other industries (as we are currently experiencing significant increases in the networking/datacommunications/telecom industry), we will become increasingly dependent upon economic and business conditions affecting that industry.

      Our net sales by industry for the indicated periods were as follows:

                                                    Fiscal years ended
                                                       September 30,
                                             --------------------------------
                                             2004          2003          2002
                                             --------------------------------
Networking/Datacommunications/Telecom         43%           36%           36%
Medical                                       31%           32%           28%
Industrial/Commercial                         15%           15%           20%
Computer                                       6%           12%           11%
Transportation/Other                           5%            5%            5%

      Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                          Fiscal years ended
                            September 30,
                    -----------------------------
                     2004        2003       2002
                    -----------------------------
Gross Profit        $ 86.8      $ 53.0     $ 81.3
Gross Margin           8.3%        6.6%       9.2%

      Gross profit for the fiscal year ended September 30, 2004 increased $33.8 million from the fiscal year ended September 30, 2003, while gross margins increased to 8.3 percent from 6.6 percent over this same period. The improvement in gross profit and gross margin was primarily due to higher net sales and prior year restructuring actions that resulted in enhanced manufacturing capacity utilization and better absorption of fixed manufacturing expenses. The primary prior year restructuring actions benefiting fiscal 2004 gross margins include the San Diego and Richmond facility closures. The gross profit and gross margin improvements were somewhat offset, however, by manufacturing inefficiencies related to the start of new programs, higher compensation and benefits costs, including variable incentive compensation, and increased amortization of capitalized costs associated with an enterprise resource planning ("ERP") platform.

      Gross profit for the fiscal year ended September 30, 2003 decreased $28.3 million from the fiscal year ended September 30, 2002, while gross margins decreased to 6.6 percent from 9.2 percent over this same period. The decline in gross profit and gross margin in fiscal 2003 from 2002 was due primarily to a slowdown in end-market demand, particularly in the networking/datacommunications/telecom and industrial/commercial industries, which resulted in reduced utilization of manufacturing capacity. Gross margins were also impacted by lower product pricing and higher costs incurred to transfer customer programs to other Plexus operating sites as a result of closing our San Diego and Richmond facilities.

      Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant the transition of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers' products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.

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

      Operating expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                                                Fiscal years ended
                                                   September 30,
                                          -----------------------------
                                           2004       2003        2002
                                          -----------------------------
Selling and administrative expense        $ 68.3     $ 65.2      $ 66.9
Percent of sales                             6.6%       8.1%        7.6%

      S&A expenses for the fiscal year ended September 30, 2004 increased $3.1 million from the fiscal year ended September 30, 2003 primarily due to variable incentive compensation expense and additional expenses for information technology systems support related to the implementation of the new ERP platform, offset, in part, by $1.7 million of recoveries of accounts receivable that were either written off or reserved for in prior periods. In addition, we are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"). During fiscal 2004, we devoted substantial internal resources in accounting, information technology and legal, supplemented by the use of external consultants, to the Section 404 compliance effort. We anticipate that we will continue to address our Section 404 compliance efforts in fiscal 2005 primarily through the use of internal resources. The significant decrease in S&A as a percent of net sales was due primarily to the high level of net sales over the prior year.

      S&A expenses for the fiscal year ended September 30, 2003 decreased $1.7 million from the fiscal year ended September 30, 2002 primarily due to fiscal 2003 restructuring actions and reductions in corporate spending. These reductions were offset, in part, by approximately $1.2 million of additional expenses for information technology systems support related to the implementation of the new ERP platform.

      Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. During fiscal 2004, one additional manufacturing facility was converted to the new ERP platform, which in addition to the two manufacturing facilities converted in 2003, results in approximately 50 percent of our net sales being managed on the new platform. We anticipate converting at least one more facility to the new ERP platform in fiscal 2005. Training and implementation costs are expected to continue over the next few quarters as we make system enhancements and convert an additional facility to the new ERP platform. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the new ERP system, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of September 30, 2004, net property, plant and equipment includes $26.5 million related to the new ERP platform, including $3.9 million capitalized in fiscal 2004. We anticipate incurring at least an additional $6.0 million of capital expenditures for the ERP platform through fiscal 2005.

      Fiscal 2004 restructuring and impairment actions: During fiscal 2004, we recorded pre-tax restructuring and impairment costs of $9.3 million. The restructuring and impairment costs were primarily associated with recognizing additional lease obligations for two previously abandoned facilities near Seattle, Washington (the "Seattle facilities"), the planned closure of our Bothell engineering and manufacturing facility, the write-down of certain software components of our ERP platform and the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office.

      The estimated cost for the closure of the Seattle facilities was included in our fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, we recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. We also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, which had also been included in restructuring actions in fiscal 2003.

      As part of our efforts to align our service offering with the evolving preferences of our customers, we are in the process of replicating the capabilities of our Bothell facility at other Plexus design and manufacturing locations that have higher productivity. We currently anticipate transferring key customer programs from the Bothell engineering and manufacturing facility to other Plexus locations primarily in the United States. This restructuring will reduce our manufacturing capacity by 97,000 square feet and affect approximately 160 employees. We currently expect the consolidation efforts will be completed by mid-fiscal 2005, subject to customer timelines. In fiscal 2004, we incurred restructuring and impairment costs related to the Bothell closure of $1.8 million, which consisted of $1.5 million associated with employee terminations and $0.3 million associated with fixed asset impairments. In fiscal 2005, we anticipate the Bothell closure will result in additional restructuring costs of approximately $8.2 million, which will consist of $2.2 million associated with employee terminations and $6.0 million associated with the facility lease. Our fiscal 2004 restructuring actions, combined with other factors, also led to the establishment of a $36.8 million valuation allowance on our deferred income tax assets in fiscal 2004 (see discussion below).

      We recorded a $1.7 million impairment of certain software components of our ERP platform, which primarily resulted from a change in our deployment strategy for a shop floor data-collection system. Some elements of the shop-floor data-collection system will not be deployed because the originally anticipated business benefits could not be realized. The remaining elements of the shop floor data-collection system are still under evaluation. As of September 30, 2004, the capitalized costs of the remaining elements of the shop floor data system totaled approximately $3.8 million. A change in the scope of this project could result in impairment of the remaining elements of the shop floor data-collection system.

      Finally, we incurred approximately $1.5 million of other restructuring and impairment costs in fiscal 2004 primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. The Hillsboro related restructuring costs were primarily for employee termination costs and contract termination costs associated with leased facilities and software service providers. In fiscal 2005, we anticipate incurring an additional $0.1 million of restructuring costs related to employee relocations. Approximately 40 employees were affected by this restructuring.

      Fiscal 2003 restructuring and impairment actions: During fiscal 2003, we recorded pre-tax restructuring and impairment costs of $59.3 million. These costs resulted from actions taken in response to reductions in our end-market demand. These actions included closing San Diego and Richmond, the consolidation of several leased facilities, re-focusing the PCB design group, a write-off of remaining goodwill associated with the acquisition of the San Diego facility, the write-down of underutilized assets to fair value at several locations, and the costs associated with reductions in work force in several manufacturing, engineering and corporate groups. These measures were intended to align our capabilities and resources with lower industry demand.

      The Richmond facility was phased out of operation and sold in September 2003. Production was shifted to other Plexus operating sites in the United States and Mexico. The closure of Richmond resulted in a write-down of the building, a write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges related to Richmond totaled $3.7 million. San Diego was closed in May 2003. The closure of San Diego resulted in a write-off of remaining goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility's work force. Building impairment charges totaled $6.3 million. During fiscal 2003, goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of a transitional impairment evaluation under Statement of Financial Accounting Standards ("SFAS") No. 142 (see discussion below under "Cumulative effect of a change in accounting for goodwill") and $5.6 million was impaired as a result of our decision to close the facility.

      Other fiscal year 2003 restructuring and impairment actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Mexico ("Juarez"); Seattle; Neenah; and the United Kingdom ("UK"). Restructuring actions also impacted our engineering and corporate organizations. Employee termination and severance costs for fiscal 2003 related to the termination of approximately 1,000 employees.

      Fiscal 2002 restructuring and impairment actions: During fiscal 2002, we recorded pre-tax restructuring and impairment costs of $12.6 million. These charges resulted from actions taken in response to reductions in sales levels and capacity utilization and included the reduction of our work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs for fiscal 2002 affected approximately 700 employees. The operating site closures included two owned facilities: one located in Neenah (the oldest of our four facilities in Neenah) and the other located in Minneapolis, Minnesota. These facilities were no longer adequate to service the needs of our customers and would have required significant investment to upgrade. The Neenah facility was phased out of operation in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operation in July 2002 and sold in October 2002. There was no building impairment charge associated with the closure of these two facilities. The lease termination costs were primarily related to our facilities in Seattle and San Diego.

      The following table summarizes our restructuring and impairment costs for fiscal 2004, 2003 and 2002 (dollars in thousands):

                                                            Fiscal years ended
                                                               September 30,
                                                    -----------------------------------
                                                      2004          2003         2002
                                                    -----------------------------------
Non-cash impairment costs:
  Fixed asset impairment                            $ 2,107        $ 32,451    $  4,890
  Write-off of goodwill                                   -           5,595           -
                                                    -------        --------    --------
                                                      2,107          38,046       4,890
                                                    -------        --------    --------
Cash restructuring costs:
  Severance costs                                     2,493          10,358       3,819
  Lease termination costs                             4,703          10,940       3,872
                                                    -------        --------    --------
                                                      7,196          21,298       7,691
                                                    -------        --------    --------

Total restructuring and impairment costs            $ 9,303        $ 59,344    $ 12,581
                                                    =======        ========    ========

      As of September 30, 2004, we have a remaining restructuring liability of approximately $11.8 million, of which $5.2 million is expected to be paid in fiscal 2005. The remaining $6.6 million of accrued liabilities is expected to be paid through June 2008.

      We currently expect that our fiscal 2004 restructuring actions will result, when fully implemented, in annualized cost savings of approximately $2 million - $3 million. However, we currently expect that our operating performance will be impacted in our fiscal 2005 first and second quarters as we affect transfers from the Bothell facility to other locations. These savings will primarily benefit cost of sales through lower facilities and employee expenses.

      Fiscal 2002 merger and acquisition activity: For the year ended September 30, 2002, we also incurred approximately $0.3 million of acquisition costs related to the MCMS acquisition.

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

      Income taxes. Income taxes for the indicated periods were as follows:

                                                  Fiscal years ended
                                                     September 30,
                                            -----------------------------
                                             2004       2003        2002
                                            -----------------------------
Income tax expense (benefit)                $ 39.2     $(27.2)     $ (1.8)
Effective annual tax rate                      515%        38%         30%

      The increase in income tax expense in fiscal 2004 was due primarily to establishing a $36.8 million valuation allowance on all of our U.S. Federal and state deferred income tax assets. SFAS No. 109, "Accounting for Income Taxes," requires that a valuation allowance be provided when it is more likely than not that the related income tax assets will not be utilized. Under SFAS No. 109, unless specific exceptions apply, historical operating results are a strong indicator of a company's ability to generate future taxable income. In both fiscal 2003 and 2002, we had a net loss. In fiscal 2004, although we achieved substantial sales growth and gross profit improvement, our fiscal 2004 restructuring actions resulted in only nominal operating income, a net loss in the U.S. for income tax purposes and anticipated additional restructuring charges that will be recorded in fiscal 2005. Consequently, we established a full valuation allowance on our U.S. deferred income tax assets in fiscal 2004. Although this valuation allowance reduces the carrying value of the net deferred income tax assets on the balance sheet, we may be able to utilize these deferred income tax assets in future profitable periods to reduce future tax obligations. As a result of the continued availability of these deferred income tax assets, together with tax holidays in Asia, and if we are able to achieve our current profitability estimates, our effective tax rate for fiscal 2005 would be approximately 5 percent to 8 percent.

      The effective income tax rate increased to 515 percent in fiscal 2004 compared to 38 percent in fiscal 2003 primarily due to the valuation allowance. The effective income tax rate increased to 38 percent in fiscal 2003 compared to 30 percent in fiscal 2002. The increase in the effective tax rate was due primarily to the absence in fiscal 2003 of non-deductible goodwill amortization expenses that were present in fiscal 2002.

      As of September 30, 2004 and 2003, we had recorded net deferred income tax assets of $1.7 million and $48.6 million, respectively. The net deferred income tax assets have arisen from available income tax losses and future income tax deductions. Our ability to use these income tax losses and future income tax deductions is dependent upon our future operations in the tax jurisdictions in which such losses or deductions arose. The decrease in deferred income tax assets in fiscal 2004 is due primarily to our recording of a $36.8 million valuation allowance as described above and the receipt of tax refunds. The deferred income tax assets that remain as of September 30, 2004 represent foreign deferred income tax assets for which realization is considered more likely than not.

      In October 2004, the Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 became law in the U.S. This legislation provides for a number of changes in U.S. tax laws. In accordance with SFAS No. 109, effects of this new legislation will be reflected in our financial statements beginning in the period of the law's enactment in October 2004. We are presently reviewing this new legislation to determine the impacts on Plexus and our operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows used in operating activities were ($21.4) million for the year ended September 30, 2004, compared to cash flows used in operating activities of ($20.0) and cash flows provided by operating activities of $130.5 million for the years ended September 30, 2003 and 2002, respectively. During fiscal 2004, cash used in operating activities was primarily driven by increased accounts receivable and inventory in support of higher sales, which were offset in part by higher earnings, after adjusting for the non-cash effect of depreciation and amortization, and the decrease in the deferred income tax assets, which primarily represented the establishment of a valuation allowance, and the receipt of tax refunds.

      Our actual days sales outstanding in accounts receivable for the fiscal year ended September 30, 2004 increased to 52 days in comparison to 50 days for the prior year, primarily as a result of a higher percentage of fourth quarter net sales being recognized in the final month of fiscal 2004 as compared to the final month of fiscal 2003. During fiscal 2004, the allowance for losses on accounts receivable decreased $2.1 million, primarily as a result of a combination of collections and write-offs of accounts receivable that were reserved for in prior periods.

      Our inventory turns decreased to 6.2 turns for the year ended September 30, 2004 from 6.5 turns for the year ended September 30, 2003. Inventories increased $37.0 million from September 30, 2003, primarily for the purchase of raw materials to support increased sales and the build up of finished goods to support certain vendor managed inventory programs, all of which had a negative impact on inventory turns.

      Cash flows used in investing activities totaled ($2.4) million for the year ended September 30, 2004. The primary uses were purchases of property, plant and equipment, offset by sales and maturities of short-term investments.

      We utilized available cash, a revolving credit facility and operating leases to fund our operating requirements during fiscal 2004. Our capital expenditures for fiscal 2004 were approximately $18.1 million. Our level of capital expenditures for fiscal 2005 will be dependent on anticipated sales levels, but we expect them to be in the range of $25 million to $30 million.

      Cash flows provided by financing activities, totaling $4.2 million for the year ended September 30, 2004, primarily represent proceeds from stock issuances under our Employee Stock Purchase Plan and the exercise of stock options, offset by payments on capital lease obligations.

      Our secured revolving credit facility, as amended (the "Amended Secured Credit Facility"), allows us to borrow up to $150 million from a group of banks. Borrowing under the Amended Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Amended Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Amended Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a minimum adjusted EBITDA, a maximum total leverage ratio (not to exceed 2.5 times adjusted EBITDA) and a minimum tangible net worth, all as defined in the agreement.

      We believe that our Amended Secured Credit Facility, leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2005. However, the growth anticipated for fiscal 2005 may increase our working capital needs. As those needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be sure that we will be able to make any such arrangements on acceptable terms.

      We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

      Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2004 (in thousands):

                                                         Payments Due by Fiscal Period
                                         --------------------------------------------------------------
                                                                                              2010 and
       Contractual Obligations              Total        2005      2006-2007    2008-2009    thereafter
      -------------------------          --------------------------------------------------------------
Long-Term Debt Obligations               $        -   $        -   $        -   $        -   $        -
Capital Lease Obligations                    43,005        2,980        5,997        6,302       27,726
Operating Lease Obligations*                 78,073       14,754       23,428       15,290       24,601
Purchase Obligations**                      172,755      172,755            -            -            -
Other Long-Term Liabilities on the
 Balance Sheet***                            16,324        5,187        5,427        1,165        4,545
Other Long-Term Liabilities not on the
 Balance Sheet****                            1,458          500          958            -            -
                                         ----------   ----------   ----------   ----------   ----------
 Total Contractual Cash Obligations      $  311,615   $  196,176   $   35,810   $   22,757   $   56,872
                                         ==========   ==========   ==========   ==========   ==========

* - As of September 30, 2004, operating lease obligations include future payments totaling $6.6 million related to lease exit costs that are included in other long-term Liabilities on the balance sheet. The lease exit costs were accrued as a restructuring cost.

** - As of September 30, 2004, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

*** - As of September 30, 2004, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former executives, executive officers and other key employees and restructuring obligations for both employee terminations and lease exit costs.

**** - As of September 30, 2004, other long-term obligations not on the balance sheet consist of a salary commitment to an officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. During the year ended September 30, 2004, there were no material changes to these policies. Our more critical accounting policies are as follows:

      Impairment of Long-Lived Assets - We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows that the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including sales and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reductions in anticipated future performance of the asset, or industry demand, and the restructuring of our operations.

      Intangible Assets - We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but, instead, test those assets for impairment at least annually with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

      We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair market value of the reporting unit based on projected discounted future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any.

      Revenue - Net sales from manufacturing services is generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.

      Nets sales from engineering design and development services, which are generally performed under contracts of twelve months or less in duration, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Net sales from engineering design and development services were less than ten percent of total sales for each of fiscal year 2004, 2003 and 2002.

      Sales are recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

      Restructuring Costs - From fiscal 2002 through fiscal 2004, we recorded restructuring costs in response to reductions in sales and reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of September 30, 2004, the significant facilities which we plan to sublease had not yet been subleased; and, accordingly, certain of our estimates of expected sublease income were changed to reflect factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate markets. Changes in certain of our estimates of sublease income resulted in additional restructuring costs in fiscal 2004. Further changes in certain other estimates of sublease income could result in additional restructuring costs.

      Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

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

      Income Taxes - Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. During fiscal 2004, we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets. See Note 5 in the Notes to Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 became effective for us in the second quarter of fiscal 2004. Our adoption of Interpretation No. 46 did not have an impact on our consolidated results of operations or financial position.

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

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" document issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our consolidated results of operations or financial position.

RISK FACTORS

OUR CUSTOMER REQUIREMENTS AND OPERATING RESULTS VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK.

      Our quarterly and annual results and share price may vary significantly depending on various factors, many of which are beyond our control. These factors include:

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

      -     business conditions in our customers' industries

      -     the timing of our expenditures in anticipation of future orders

      -     our effectiveness in managing manufacturing processes

      -     changes in cost and availability of labor and components

      - local events that may affect our production volume, such as local holidays

      -     credit ratings and securities analysts' reports and

      -     changes in economic conditions and world events.

      The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results. Our sales were adversely affected in fiscal 2003 and 2002 by the slowdown in the networking/datacommunications/telecom and industrial/commercial markets, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influenced our net sales and margins.

      The percentage of our sales to customers in the networking/datacommunications/telecom industry has increased significantly in recent quarters both in dollars and as a percentage of our net sales. When an increasing percentage of our net sales is made to customers in a particular industry, we become more dependent upon the performance of that industry and the economic and business conditions that affect it.

      Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

      Sales to our largest customer represented 14 percent of our net sales in fiscal 2004. A different customer represented 12 percent of our net sales in fiscal 2003. We had no customers that represented 10 percent or more in fiscal 2002. Sales to our ten largest customers have represented a majority, or near majority, of our net sales in recent periods. Our ten largest customers accounted for approximately 51 percent, 55 percent and 48 percent of our net sales for the years ended September 30, 2004, 2003 and 2002, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

      Electronics manufacturing service providers must provide rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.

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

FAILURE TO MANAGE CONTRACTION AND GROWTH, IF ANY, MAY SERIOUSLY HARM OUR
BUSINESS.

      Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the recent announcement to close the Bothell facility in fiscal 2005 and the fiscal year 2003 closures of our San Diego and Richmond facilities and the reduction in the number of employees, can affect our expenses, and therefore our short-term and long-term results.

      We have announced our intention to close our Bothell, Washington facility in fiscal 2005. The exact timing of that closure will depend upon the arrangements for transitioning customer programs. Although we work to minimize the potential effects of any such transition, there are inherent risks that such a transition can result in the disruption of programs and customer relationships.

      We are involved in a multi-year project to install a common ERP platform and associated information systems. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of September 30, 2004, facilities generating approximately 50 percent of our net sales are being managed on the new platform. We anticipate converting at least one more facility to the new ERP platform in fiscal 2005. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. During fiscal 2004, we recorded a $1.7 million impairment of certain components of our ERP platform, which primarily resulted from a change in our deployment strategy for a shop floor data-collection system. Some elements of the shop-floor data-collection system will not be deployed because the originally anticipated business benefits could not be realized. The remaining elements of the shop floor data-collection system are still under evaluation. As of September 30, 2004, the capitalized costs of the remaining elements of the shop floor data system total approximately $3.8 million. A change in the scope of this project could result in impairment of the remaining elements of the shop floor data-collection system, As of September 30, 2004, overall ERP implementation costs included in net property, plant and equipment totaled $26.5 million and we anticipate incurring at least an additional $6.0 million in capital expenditures for the ERP platform through fiscal 2005; changes in the scope of the ERP platform could result in impairment of these capitalized costs.

      Due to recent rapid sales growth in fiscal 2004, we have experienced a significant need for additional employees and facilities. We have added many employees around the world, and we are expanding our operations in Penang, Malaysia. Our response to these changes in business conditions in fiscal 2004, compared to the two previous fiscal years, has resulted in additional costs to support our growth. If we are unable to manage this growth and any future growth effectively, our operating results could be harmed.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

      We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we have expanded our operations in Malaysia, and we may in the future expand in these and/or into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

      In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexican-based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments for approximately 2 years and 9 years, respectively, which may or may not be renewed.

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

      In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, fiscal 2004 saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

      Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our additional facility in Penang, Malaysia, which began production in the first quarter of fiscal 2005. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

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

      In addition, our medical device business, which represented approximately 31 percent of our net sales in fiscal 2004, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

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

OUR BUSINESS IN THE NETWORKING/DATACOMMUNICATION/TELECOM INDUSTRY COULD BE SLOWED BY FURTHER GOVERNMENT REGULATION OF THE COMMUNICATIONS INDUSTRY.

      The end-markets for most of our customers in the networking/datacommunication/telecom industry are subject to regulation by the Federal Communications Commission, as well as by various state agencies. The policies of these agencies can directly affect both the near-term and long-term profitability of the industry and therefore directly impact the demand for products that we manufacture.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

      Our success depends in large part on the continued service of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.

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

      - inability to integrate successfully our acquired operations' businesses and personnel

      - inability to realize anticipated synergies, economies of scale or other value

      - difficulties in scaling up production and coordinating management of operations at new sites

      -     strain placed on our personnel, systems and resources

      - possible modification or termination of an acquired business's customer programs, including cancellation of current or anticipated programs and

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

EXPANSION OF OUR BUSINESS AND OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

      We have expanded our presence in Malaysia and may further expand our operations by establishing or acquiring other facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including:

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

      We maintain an Amended Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million. However, we cannot be sure that the Amended Secured Credit Facility will provide all of the financing capacity that we will need in the future.

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

RECENTLY ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE COSTS.

      The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated new rules in a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

IF WE RECEIVE OTHER THAN AN UNQUALIFIED OPINION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF SEPTEMBER 30, 2005 AND FUTURE YEAR-ENDS AS REQUIRED BY THE SECTION 404 OF THE SARBANES-OXLEY ACT, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF THE OUR COMMON STOCK.

      As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.

      We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management's assessment of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. A weakness in Plexus' stock price could mean that investors will not be able to sell their shares at or above the prices that they paid. A weakness in stock price could also impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

FOREIGN CURRENCY RISK

      We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of September 30, 2004, we had no foreign currency contracts outstanding.

      Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

                                                Fiscal year
                                       ------------------------------
                                       2004         2003         2002
                                       ------------------------------
Net Sales                               10%           8%           9%
Total Costs                             14%          11%          11%

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

      Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in fiscal 2004, 2003 and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 15 on page 28.

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

      Internal Control Over Financial Reporting: As previously disclosed, the Company commenced a phased implementation of a global Enterprise Resource Planning (ERP) platform in fiscal 2001. Through September 30, 2004, four facilities have been converted to the ERP platform, including one facility converted in fiscal 2004. The conversion of the facility in fiscal 2004 and the related changes to the Company's internal control (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) did not have a material effect on, nor is it reasonably likely to materially affect, the Company's internal control over financial reporting. There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      The matters noted herein have been discussed with the Company's Audit Committee. The Company believes that it is taking the necessary steps to monitor and maintain appropriate internal control during periods of change.

ITEM 9B. OTHER INFORMATION.

      On September 17, 2004, the Board's Compensation Committee approved the Plexus 2005 Variable Incentive Compensation Plan (the "2005 Plan"). The 2005 Plan provides for incentive bonuses to executive officers based on goals set for corporation and the individual for fiscal 2005. (Another incentive plan covers key salaried employees.) Although different goals are set for fiscal 2005, the 2005 Plan is otherwise substantially similar in operation and concept to the 2004 Incentive Compensation Plan that was in effect for fiscal 2004. The 2005 Plan is filed as an exhibit to this report.

      On November 18, 2004, the Board of Directors approved a change in directors' compensation. The annual board fee and annual fees for committee chairs were increased. Meeting fees were unchanged. The summary of the changes and new compensation structure was prepared on December 7, 2004; the summary is filed as an exhibit to this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information in response to this item is incorporated herein by reference to "Election of Directors" in the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders ("2005 Proxy Statement") and from "Security Ownership of Certain Beneficial Owners and Management--Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement and "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to "Election of Directors - Directors' Compensation" and "Executive Compensation" in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" and Executive Compensation - Equity Compensation Plan Information" in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

      Incorporated herein by reference to "Certain Transactions" in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Incorporated herein by reference to the subheading "Fees and Services" under "Auditors" in the 2005 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   Documents filed

            Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 29.

      (b) Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference

PLEXUS CORP.
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
SEPTEMBER 30, 2004

CONTENTS                                                                                          PAGES
--------                                                                                          -----
Report of Independent Registered Public Accounting Firm ....................................         30

Consolidated Financial Statements:

        Consolidated Statements of Operations for the years ended
        September 30, 2004, 2003 and 2002 ..................................................         31

        Consolidated Balance Sheets as of September 30, 2004 and 2003.......................         32

        Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
        for the years ended September 30, 2004, 2003 and 2002...............................         33

        Consolidated Statements of Cash Flows for the years ended
        September 30, 2004, 2003 and 2002...................................................         34

Notes to Consolidated Financial Statements .................................................      35-55

Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts for the years ended
        September 30, 2004, 2003 and 2002...................................................         56

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 30, 2004 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2002.

PricewaterhouseCoopers LLP

Milwaukee, WI
November 17, 2004

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   2004              2003                2002
                                                                   ----              ----                ----
Net sales                                                       $ 1,040,858        $ 807,837          $  883,603
Cost of sales                                                       954,080          754,872             802,283
                                                                -----------        ---------          ----------
            Gross profit                                             86,778           52,965              81,320

Operating expenses:
    Selling and administrative expenses                              68,259           65,152              66,921
    Amortization of goodwill                                              -                -               5,203
    Restructuring and impairment costs                                9,303           59,344              12,581
    Acquisition and merger costs                                          -                -                 251
                                                                -----------        ---------          ----------
                                                                     77,562          124,496              84,956
                                                                -----------        ---------          ----------
            Operating income (loss)                                   9,216          (71,531)             (3,636)

Other income (expense):
    Interest expense                                                 (3,080)          (2,817)             (3,821)
    Miscellaneous                                                     1,475            2,624               1,631
                                                                -----------        ---------          ----------
    Income (loss) before income taxes and cumulative
      effect of change in accounting for goodwill                     7,611          (71,724)             (5,826)

Income tax expense (benefit)                                         39,191          (27,228)             (1,753)
                                                                -----------        ---------          ----------
    Loss before cumulative effect of change in accounting
     for goodwill                                                   (31,580)         (44,496)             (4,073)
    Cumulative effect of change in accounting for
     goodwill, net of income tax benefit of $4,755                        -          (23,482)                  -
                                                                -----------        ---------          ----------
            Net loss                                            $   (31,580)       $ (67,978)         $   (4,073)
                                                                ===========        =========          ==========

Earnings per share:
    Basic:
    Loss before cumulative effect of
      change in accounting for goodwill                         $     (0.74)       $   (1.05)         $    (0.10)
    Cumulative effect of change in accounting
      for goodwill                                                        -            (0.56)                  -
                                                                -----------        ---------          ----------
    Net loss                                                    $     (0.74)       $   (1.61)         $    (0.10)
                                                                ===========        =========          ==========

    Diluted:
    Loss before cumulative effect
      of change in accounting for goodwill                      $     (0.74)       $   (1.05)         $    (0.10)
    Cumulative effect of change in accounting
        for goodwill                                                      -            (0.56)                  -
                                                                -----------        ---------          ----------
    Net loss                                                    $     (0.74)       $   (1.61)         $    (0.10)
                                                                ===========        =========          ==========
Weighted average shares outstanding:
    Basic                                                            42,961           42,284              41,895
                                                                ===========        =========          ==========
    Diluted                                                          42,961           42,284              41,895
                                                                ===========        =========          ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2004              2003
                                                                                           ----              ----
ASSETS
Current assets:
      Cash and cash equivalents                                                          $ 40,924          $ 58,993
      Short-term investments                                                                4,005            19,701
      Accounts receivable, net of allowances of $2,000 and $4,100, respectively           148,301           111,125
      Inventories                                                                         173,518           136,515
      Deferred income taxes                                                                 1,727            23,723
      Prepaid expenses and other                                                            5,972             8,326
                                                                                         --------          --------
                       Total current assets                                               374,447           358,383

Property, plant and equipment, net                                                        129,586           131,510
Goodwill                                                                                   34,179            32,269
Deferred income taxes                                                                           -            24,921
Other                                                                                       7,496             5,971
                                                                                         --------          --------
                       Total assets                                                      $545,708          $553,054
                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                        $    811          $    958
     Accounts payable                                                                     100,588            91,445
     Customer deposits                                                                     11,952            14,779
     Accrued liabilities:
             Salaries and wages                                                            26,050            17,133
             Other                                                                         19,686            23,753
                                                                                         --------          --------

                       Total current liabilities                                          159,087           148,068

Capital lease obligations, net of current portion                                          23,160            23,502
Other liabilities                                                                          12,048            10,468

Commitments and contingencies (Notes 9 and 12)                                                  -                 -

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized, none issued
        or outstanding                                                                          -                 -
    Common stock, $.01 par value, 200,000 shares authorized,
         and 43,184 and 42,607 issued and outstanding, respectively                           432               426
    Additional paid-in capital                                                            267,925           261,214
    Retained earnings                                                                      71,260           102,840
    Accumulated other comprehensive income                                                 11,796             6,536
                                                                                         --------          --------
                                                                                          351,413           371,016
                                                                                         --------          --------

                       Total liabilities and shareholders' equity                        $545,708          $553,054
                                                                                         ========          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                            Accumulated
                                                                                  Additional                   Other
                                                                   Common Stock    Paid-In     Retained    Comprehensive
                                                              Shares    Amount     Capital     Earnings     Income (Loss)   Total
                                                              ------    ------    ----------   --------   --------------- ---------
BALANCES, OCTOBER 1, 2001                                      41,757  $    418    $251,932   $ 174,891     $    (389)    $ 426,852

Comprehensive income (loss):
   Net loss                                                         -         -           -      (4,073)            -        (4,073)
   Foreign currency hedges and translation adjustments              -         -           -           -         3,277         3,277
   Other                                                            -         -           -           -           (21)          (21)
                                                                                                                          ---------
         Total comprehensive loss                                                                                              (817)
Issuance of common stock under Employee Stock Purchase Plan       132         1       2,398           -             -         2,399
Exercise of stock options, including tax benefits                 141         1       2,254           -             -         2,255
                                                             --------  --------    --------   ---------     ---------     ---------

BALANCES, SEPTEMBER 30, 2002                                   42,030       420     256,584     170,818         2,867       430,689

Comprehensive income (loss):
   Net loss                                                         -         -           -     (67,978)            -       (67,978)
   Foreign currency hedges and translation adjustments              -         -           -           -         3,667         3,667
   Other                                                            -         -           -           -             2             2
                                                                                                                          ---------
      Total comprehensive loss                                                                                              (64,309)
Issuance of common stock under Employee Stock Purchase Plan       253         3       1,939           -             -         1,942
Exercise of stock options, including tax benefits                 324         3       2,691           -             -         2,694
                                                             --------  --------    --------   ---------     ---------     ---------

BALANCES, SEPTEMBER 30, 2003                                   42,607       426     261,214     102,840         6,536       371,016

Comprehensive income (loss):
  Net loss                                                          -         -           -     (31,580)            -       (31,580)
  Foreign currency translation adjustments                          -         -           -           -         5,260         5,260
                                                                                                                          ---------
         Total comprehensive loss                                                                                           (26,320)
Issuance of common stock under Employee Stock Purchase Plan       186         2       1,971           -             -         1,973
Exercise of stock options, including tax benefits                 391         4       4,740           -             -         4,744
                                                             --------  --------    --------   ---------     ---------     ---------
BALANCES, SEPTEMBER 30, 2004                                   43,184  $    432    $267,925   $  71,260     $  11,796     $ 351,413
                                                             ========  ========    ========   =========     =========     =========



        The accompanying notes are an integral part of these consolidated financial statements.

                          PLEXUS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                  2004                2003               2002
                                                                                  ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (31,580)          $(67,978)         $   (4,073)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                25,449             27,135              36,604
      Cumulative effect of change in accounting for goodwill                            -             28,237                   -
      Non-cash goodwill and asset impairments                                       2,106             38,046               4,890
      Net (repurchases) sales under asset securitization facility                       -            (16,612)             (6,305)
      Income tax benefit of stock option exercises                                  1,508                926                 984
      Provision for accounts receivable allowances                                      -                438               2,994
      Deferred income taxes                                                        46,946            (27,006)             (4,352)
      Changes in assets and liabilities:
         Accounts receivable                                                      (35,492)             1,861              33,444
         Inventories                                                              (35,700)           (41,852)             50,610
         Prepaid expenses and other                                                 1,230              6,309              (3,462)
         Accounts payable                                                           1,526             23,554               7,504
         Customer deposits                                                         (2,847)               868              (2,152)
         Accrued liabilities and other                                              5,502              6,121              13,769
                                                                                ---------           --------           ---------
                 Cash flows provided by (used in) operating activities            (21,352)           (19,953)            130,455
                                                                                ---------           --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments                                            (86,903)          (105,236)            (52,550)
   Sales and maturities of short-term investments                                 102,599            138,560              20,300
   Payments for property, plant and equipment                                     (18,086)           (22,372)            (30,760)
   Proceeds on sale of property, plant and equipment                                    -              2,665                 561
   Payments for business acquisitions, net of cash acquired                             -                  -             (41,985)
                                                                                ---------           --------           ---------
                 Cash flows provided by (used in) investing activities             (2,390)            13,617            (104,434)
                                                                                ---------           --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                             159,752                  -             190,437
   Payments on debt and capital lease obligations                                (160,753)            (2,749)           (242,797)
   Proceeds from exercise of stock options                                          3,236              1,768               1,271
   Issuances of common stock under Employee Stock Purchase Plan                     1,973              1,942               2,399
                                                                                ---------           --------           ---------
                 Cash flows provided by (used in) financing activities              4,208                961             (48,690)
                                                                                ---------           --------           ---------
Effect of foreign currency translation on cash                                      1,465              1,021               1,425
                                                                                ---------           --------           ---------

Net decrease in cash and cash equivalents                                         (18,069)            (4,354)            (21,244)

Cash and cash equivalents, beginning of year                                       58,993             63,347              84,591
                                                                                ---------           --------           ---------
Cash and cash equivalents, end of year                                          $  40,924           $ 58,993           $  63,347
                                                                                =========           ========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Description of Business: Plexus Corp. together with its subsidiaries, (the "Company") provides product realization services to original equipment manufacturers (OEMs) and other technology companies in the networking/ datacommunications/telecom, medical, industrial/commercial, computer, and transportation/other industries. The Company provides advanced electronics design, manufacturing and testing services to its customers with a focus on complex, high technology and high reliability products. The Company offers its customers the ability to outsource all stages of product realization, including: development and design services, materials procurement and management, prototyping, and new product introduction, testing, manufacturing, configuration, logistics and test/repair.

            We provide most of our contract manufacturing services on a turnkey basis, which means we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Other than certain test equipment used for internal manufacturing, we do not design or manufacture our own proprietary products.

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

            Investments in debt securities are classified as "available-for-sale." Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2004, 2003 and 2002, unrealized or realized gains and losses were not material.

            As of September 30, 2004 and 2003, cash and cash equivalents included the following securities (in thousands):

                                         2004             2003
                                         ----             ----
Money market funds and other            $15,797          $22,757
U.S. corporate and bank debt             16,297           28,877
State and municipal securities                -            4,000
                                        -------          -------
                                        $32,094          $55,634
                                        =======          =======

            Short-term investments as of September 30, 2004 and 2003 consist primarily of state and municipal securities.

            Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company's control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company's customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.

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

            For the capitalization of software costs, the Company follows Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, consultants and payroll and payroll related costs for employees directly involved in developing internal use computer software once the final selection of the software is made (see Note 3). Costs incurred prior to the final selection of software and costs not qualifying for capitalization are expensed as incurred.

            Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, beginning October 1, 2002, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, tests those assets for impairment at least annually, with any related loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was assigned to three reporting units: San Diego, California ("San Diego"), Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England ("United Kingdom"). As of September 30, 2004, only the Juarez and United Kingdom reporting units had goodwill remaining.

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

            The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In the first quarter of fiscal 2003, $5.6 million of goodwill was impaired as a result of the Company's decision to close the San Diego facility (see Note 10). The Company's fiscal year 2004 and 2003 annual impairment tests did not result in any further impairment. However, no assurances can be given that future impairment tests of goodwill will not result in an impairment.

            The following sets forth a reconciliation of net income (loss) and earnings per share information for fiscal 2004, 2003 and 2002, adjusted to exclude goodwill amortization, net of income taxes (in thousands, except per share data):

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                              2004               2003                2002
                                                              ----               ----                ----
 Reported loss before cumulative effect
  of change in accounting for goodwill                      $(31,580)          $(44,496)          $   (4,073)
 Add back: goodwill amortization, net of income
  taxes                                                            -                  -                4,375
                                                            --------           --------           ----------
 Adjusted loss before cumulative effect of change
  in accounting for goodwill                                 (31,580)           (44,496)                 302
 Cumulative effect of change in accounting
   for goodwill, net of income taxes                               -            (23,482)                   -
                                                            --------           --------           ----------
 Adjusted net income (loss)                                 $(31,580)          $(67,978)          $      302
                                                            ========           ========           ==========

 Basic weighted average common shares outstanding             42,961             42,284               41,895
 Dilutive effect of stock options                                  -                  -                1,223
                                                            --------           --------           ----------
 Diluted weighted average shares outstanding                  42,961             42,284               43,118
                                                            ========           ========           ==========

 Basic earnings per share:
   Reported loss before cumulative effect
     of change in accounting for goodwill                   $  (0.74)          $  (1.05)          $    (0.10)
   Add back: goodwill amortization,
     net of income taxes                                           -                  -                 0.10
                                                            --------           --------           ----------
   Adjusted income (loss) before cumulative
     effect of change in accounting for
     goodwill                                                  (0.74)             (1.05)                   -
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                             -              (0.56)                   -
                                                            --------           --------           ----------
   Adjusted net income (loss)                               $  (0.74)          $  (1.61)          $        -
                                                            ========           ========           ==========

 Diluted earnings per share:
   Reported loss before cumulative effect
     of change in accounting for goodwill                   $  (0.74)          $  (1.05)          $    (0.10)
   Add back: goodwill amortization,
     net of income taxes                                           -                  -                 0.10
                                                            --------           --------           ----------
   Adjusted income (loss) before cumulative
     effect of change in accounting for
     goodwill                                                  (0.74)             (1.05)                   -
   Cumulative effect of change in accounting
     for goodwill, net of income taxes                             -              (0.56)                   -
                                                            --------           --------           ----------
   Adjusted net income (loss)                               $  (0.74)          $  (1.61)          $        -
                                                            ========           ========           ==========

      The changes in the carrying amount of goodwill for fiscal years ended September 30, 2004 and 2003 are as follows (in thousands):

BALANCE AS OF OCTOBER 1, 2002                                       $ 64,957
    Cumulative effect of change in accounting for goodwill           (28,237)
    Impairment charge (See Note 10)                                   (5,595)
    Foreign currency translation adjustments                           1,144
                                                                    --------
 BALANCE AS OF SEPTEMBER 30, 2003                                     32,269
    Foreign currency translation adjustments                           1,910
                                                                    --------
 BALANCE AS OF SEPTEMBER 30, 2004                                   $ 34,179
                                                                    ========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2004, there were no additions to intangible assets. Intangible asset amortization expense was nominal for fiscal 2004, 2003 and 2002.

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

            The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including sales and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include decreases in future performance or industry demand and the restructuring of the Company's operations.

            Revenue Recognition: Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to the Company's customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.

            Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than ten percent of total sales in fiscal 2004, 2003 and 2002.

            Sales are recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

            Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3. For leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of September 30, 2004, the significant facilities which the Company plans to sublease have not yet been subleased and, accordingly, the Company's estimates of expected sublease income could change based on factors that affect its ability to sublease those facilities such as general economic conditions and the real estate market, among others.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. The Company concluded that it had a substantive severance plan based upon past severance practices; therefore, certain severance and benefit costs were recorded in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

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

            The recognition of restructuring costs requires that the Company make certain judgments and estimates regarding the nature, timing and amount of cost associated with the planned exit activity. If actual results in exiting these facilities differ from the Company's estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recording of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

            Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 5). Realization of deferred income tax assets is dependent on our ability to generate future taxable income.

            Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and losses on foreign currency transactions were not significant for the years ended September 30, 2004, 2003 and 2002, respectively.

            Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. These amounts were not material during fiscal 2004, 2003 and 2002.

            Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income (loss). The computation of diluted earnings per common share reflects additional dilution from stock options, unless such shares are antidilutive.

            Stock-based Compensation: In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123" was issued. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation and is effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the effects on reported net income of an entity's method of accounting for stock-based employee compensation. The disclosure provisions were effective for the Company in the second

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      quarter of fiscal 2003. The Company did not effect a voluntary change in accounting to the fair value method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

            The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense related to the stock option plans has been recognized in the Consolidated Statements of Operations. The Company's stock-based employee compensation plans are more fully described in Note 11. The following sets forth a reconciliation of net loss and earnings per share information for fiscal 2004, 2003 and 2002 had the Company recognized compensation expense based on the fair value at the grant date for awards under the plans, estimated at the date of grant using the Black-Scholes option pricing method (in thousands, except per share amounts).

                                                             Years ended September 30,
                                                             -------------------------
                                                          2004          2003        2002
                                                          ----          ----        ----
Net loss as reported                                   $  (31,580)    $(67,978)   $  (4,073)

Add: stock-based employee compensation expense
included in reported net loss, net of related income
tax effect                                                      -            -            -

Deduct: total stock-based employee
compensation expense determined under fair value
based method, net of related tax effects                   (9,542)      (9,042)      (9,947)
                                                       ----------     --------    ---------

Proforma net loss                                      $  (41,122)    $(77,020)   $ (14,020)
                                                       ==========     ========    =========

Earnings per share:
     Basic, as reported                                $    (0.74)    $  (1.61)   $   (0.10)
                                                       ==========     ========    =========
     Basic, proforma                                   $    (0.96)    $  (1.82)   $   (0.33)
                                                       ==========     ========    =========

     Diluted, as reported                              $    (0.74)    $  (1.61)   $   (0.10)
                                                       ==========     ========    =========
     Diluted, proforma                                 $    (0.96)    $ ( 1.82)   $   (0.33)
                                                       ==========     ========    =========

Weighted average shares:
     Basic                                                 42,961       42,284       41,895
                                                       ==========     ========    =========
     Diluted                                               42,961       42,284       41,895
                                                       ==========     ========    =========

            New Accounting Pronouncements: In November 2002, the EITF reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement's consideration should be allocated among separate units. The pronouncement was effective for the Company commencing with its first quarter of fiscal year 2004 but did not have a material impact on its consolidated results of operations or financial position.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities. In December 2003, the FASB issued a revised Interpretation No. 46, which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 became effective for the Company in the second fiscal quarter of 2004. The Company's adoption of Interpretation No. 46 did not have an impact on its consolidated results of operations or financial position.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      instruments that are within the scope of the Statement, which previously were often classified as equity, must now be classified as liabilities. In November 2003, Financial Accounting Standards Board Staff Position ("FSP") No. SFAS 150-3 deferred indefinitely the effective date of SFAS No. 150 for applying the provisions of the Statement for certain mandatorily redeemable non-controlling interests. However expanded disclosures are required during the deferral period. The Company does not have financial instruments with mandatorily redeemable non-controlling interests.

            In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" document issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have a significant impact on the Company's consolidated results of operations or financial position.

            Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Fair Value of Financial Instruments: Accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivables are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management's analysis of historical losses and changes in customer credit status. The fair value of capital lease obligations is approximately $25.4 million and $26.0 million as of September 30, 2004 and 2003, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.

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

            Related Party Transactions: The Company holds a minority equity interest in MemoryLink Corp. ("MemoryLink"). The minority equity interest represents less than a ten percent ownership interest in MemoryLink and is accounted for under the cost method. The Company had nominal sales to MemoryLink during fiscal 2004 and 2003 and no sales in fiscal 2002. The Company received the minority equity interest in fiscal 2002, as settlement for accounts receivable that had been previously written off. Due to uncertainty regarding MemoryLink's financial viability, the Company recorded the minority equity interest at a zero value.

            Reclassifications: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2004 presentation.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.    INVENTORIES

            Inventories as of September 30, 2004 and 2003, consist of (in thousands):

                                      2004                2003
                                      ----                ----
Assembly parts                     $ 115,094           $   88,562
Work-in-process                       46,382               41,514
Finished goods                        12,042                6,439
                                   ---------           ----------
                                   $ 173,518           $  136,515
                                   =========           ==========

3.    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment as of September 30, 2004 and 2003, consist of (in thousands):

                                                          2004           2003
                                                          ----           ----
Land, buildings and improvements                        $  73,813      $  66,614
Machinery, and equipment                                  119,761        119,788
Computer hardware and software                             58,512         57,576
Construction in progress                                   13,812          7,079
                                                        ---------      ---------
                                                          265,898        251,057
Less accumulated depreciation and amortization            136,312        119,547
                                                        ---------      ---------
                                                        $ 129,586      $ 131,510
                                                        =========      =========

            As of September 30, 2004 and 2003, computer hardware and software includes $24.1 million and $21.9 million, respectively, related to a new enterprise resource planning platform ("ERP"). As of September 30, 2004 and 2003, construction in process includes $6.3 million and $6.1 million, respectively, of software implementation costs related to the new ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. Fiscal 2004, 2003 and 2002 amortization of the new ERP platform totaled $2.7, $0.7 million and $0, respectively.

            Assets held under capital leases and included in property, plant and equipment as of September 30, 2004 and 2003, consist of (in thousands):

                                                          2004            2003
                                                          ----            ----
Buildings and improvements                               $ 23,945       $ 23,400
Machinery and equipment                                     1,775          1,834
                                                         --------       --------
                                                           25,720         25,234
Less accumulated amortization                               3,914          3,240
                                                         --------       --------
                                                         $ 21,806       $ 21,994
                                                         ========       ========

            The above table includes a manufacturing facility in San Diego, which was closed during fiscal 2003 (see Note 10) and is no longer used for operating purposes. The Company subleased a portion of the facility during fiscal 2003 and is attempting to sublease the remaining portion. The portion of the San Diego facility that is subleased is recorded at the net present value of the sublease income. The portion of the facility awaiting sublease is recorded at the net present value of the estimated sublease income. The net book value of the subleased portion of the San Diego facility is reduced on a monthly basis by the amortization of the sublease income. No amortization is recorded on the vacant portion of the San Diego facility. The net book value of the San Diego facility, adjusted for impairment, is approximately $15.4 million as of September 30, 2004.

            Amortization of assets held under capital leases totaled $0.7, $1.6 million and $2.7 million for fiscal 2004, 2003 and 2002, respectively. There were no capital lease additions in fiscal 2004 or 2003. Capital lease additions of $1.5 million for fiscal 2002 have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            As of September 30, 2004, accounts payable includes approximately $6.5 million related to the purchase of property, plant and equipment and have been treated as non-cash transactions for purposes of the Consolidated Statement of Cash Flow.

4.    CAPITAL LEASE OBLIGATIONS AND OTHER FINANCING

            Capital lease obligations as of September 30, 2004 and 2003, consist of (in thousands):

                                                         2004           2003
                                                         ----           ----
Capital lease obligations with a weighted
   average interest rate of 9.2% for both years        $ 23,971       $ 24,460
Less current portion                                        811            958
                                                       --------       --------
                                                       $ 23,160       $ 23,502
                                                       ========       ========

            The capital lease obligations are for certain equipment and manufacturing facilities, located in the UK and San Diego, which have been recorded as capital leases and expire on various dates through 2016 subject to renewal options. The aggregate scheduled maturities of the Company's debt and its obligations under capital leases as of September 30, 2004, are as follows (in thousands):

2005                                     $  2,980
2006                                        2,961
2007                                        3,036
2008                                        3,112
2009                                        3,190
Thereafter                                 27,726
                                         --------
                                           43,005
Interest portion of capital leases         19,034
                                         --------
Total                                    $ 23,971
                                         ========

            On October 22, 2003, the Company entered into a secured three-year revolving credit facility (the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $100 million. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. Interest on borrowings varies with usage and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Secured Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, a $40.0 million minimum balance of domestic cash or marketable securities, a minimum tangible net worth and a minimum adjusted EBITDA, as defined in the agreement.

            The Company amended the Secured Credit Facility in October 2003, and in April, July, August and November 2004, to revise certain terms and covenants (the "Amended Secured Credit Facility"). The most significant amendments occurred in July 2004, and included an increase in the maximum borrowing amount to $150 million from $100 million, an approximate one-year extension of the maturity of the Amended Secured Credit Facility to October 31, 2007, elimination of the requirement to maintain a $40 million minimum balance of domestic cash or marketable securities, modification of a minimum adjusted EBITDA and a maximum total leverage ratio (not to exceed 2.5 times adjusted EBITDA), all as defined in the amended agreement. In addition, the interest rate on borrowings will vary depending upon the Company's then-current total leverage ratio; before amendment, the rate varied with usage. Origination fees and expenses totaled approximately $1.2 million, which have been deferred and are being amortized to interest expense over the term of the Amended Secured Credit Facility.

            Effective December 26, 2002, the Company terminated its prior credit facility ("Old Credit Facility"). No amounts were outstanding during the first quarter of fiscal 2003 prior to the termination of the Old Credit Facility. Termination of the Old Credit Facility was occasioned by anticipated noncompliance with the minimum interest expense coverage ratio covenant as of December 31, 2002, as a result of restructuring costs incurred in the

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      first quarter of fiscal 2003 (see Note 10). As a result of the termination of the Old Credit Facility, the Company wrote off unamortized deferred financing costs of approximately $0.5 million.

            In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to a wholly owned limited-purpose subsidiary of the Company. In September 2003, the asset securitization facility expired; therefore, the Company did not incur financing costs under it in fiscal 2004. During fiscal 2003 and 2002, the Company incurred financing costs of $0.4 million and $0.6 million, respectively, under the former asset securitization facility. Net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.

            Cash paid for interest in fiscal 2004, 2003 and 2002 was $3.1 million, $2.8 million and $4.4 million, respectively.

5.    INCOME TAXES

            The domestic and foreign components of income (loss) before income tax expenses for fiscal 2004, 2003 and 2002 consists of (in thousands):

                                       2004            2003              2002
                                       ----            ----              ----
U.S. income (loss) before            $    (69)      $  (66,823)       $   (5,729)
 income taxes
Foreign income (loss) before
 income taxes                           7,680           (4,901)              (97)
                                     --------       ----------        ----------
                                     $  7,611        $ (71,724)       $   (5,826)
                                     ========        =========        ==========

            Income tax expense (benefit) for fiscal 2004, 2003 and 2002 consists of (in thousands):

                                       2004            2003             2002
                                       ----            ----             ----
Currently payable (receivable):
    Federal                          $    563       $    2,096        $  1,835
    State                                   -                -              97
    Foreign                               839              (69)          1,361
                                     --------       ----------        --------
                                        1,402            2,027           3,293
                                     --------       ----------        --------
Deferred:
    Federal expense (benefit)          28,531          (25,094)            322
    State expense (benefit)             8,253           (3,800)         (3,902)
    Foreign expense (benefit)           1,005             (361)         (1,466)
                                     --------       ----------        --------
                                       37,789          (29,255)         (5,046)
                                     --------       ----------        --------
                                     $ 39,191       $  (27,228)       $ (1,753)
                                     ========       ==========        ========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2004, 2003 and 2002:

                                                      2004     2003      2002
                                                      ----     ----      ----
Federal statutory income tax rate                     35.0%    35.0%     35.0%
Increase (decrease) resulting from:
    State income taxes, net of Federal
       income tax benefit                             (1.3)     4.2      26.4
  Foreign income and tax rate differences            (34.7)     0.3     (13.2)
  Resolution of prior year tax matters and tax        30.3     (1.9)     (0.6)
     contingencies
   Non-deductible goodwill and merger costs              -      0.2     (21.8)

   Valuation allowance                               483.8        -         -
   Other, net                                          1.9      0.2       4.3
                                                     -----     ----      ----
Effective income tax rate                            515.0%    38.0%     30.1%
                                                     =====     ====      ====

            The components of the net deferred income tax asset as of September 30, 2004 and 2003, consist of (in thousands):

                                               2004        2003
                                               ----        ----
Deferred income tax assets:
     Inventories                             $  5,182    $  6,413
     Accrued benefits                           4,439       4,303
     Allowance for bad debts                      705       1,438
     Loss carryforwards                        22,291      36,084
     Other                                      6,229       5,049
                                             --------    --------
    Total gross deferred income tax assets     38,846      53,287
    Less valuation allowance                  (36,818)          -
                                             --------    --------
    Net deferred income tax assets              2,028      53,287

Deferred income tax liabilities:
    Property, plant and equipment                 301       4,643
                                             --------    --------
Net deferred income tax asset                $  1,727    $ 48,644
                                             ========    ========

            During the fourth quarter of fiscal 2004, the Company established a valuation allowance on all its U.S. deferred income tax assets. SFAS No. 109, "Accounting for Income Taxes", and relevant interpretations of SFAS No. 109, require that a valuation allowance be provided when it is more likely than not that the related income tax assets will not be utilized. Under SFAS No. 109, unless specific exceptions apply, historical operating results are a strong indicator of a company's ability to generate future taxable income. In both fiscal 2003 and 2002, the Company had a net loss. In fiscal 2004, although the Company achieved substantial sales and gross profit improvement, its fiscal 2004 restructuring and impairment actions (see Note 10) resulted in nominal operating income, a net loss in the U.S. for income tax purposes and anticipated additional restructuring charges that will be recorded in fiscal 2005. Consequently, the Company recorded a full valuation allowance on its net U.S. deferred income tax assets in fiscal 2004. The Company will continue to assess the need for a valuation allowance on these deferred income tax assets in the future. The remaining net deferred income tax assets at September 30, 2004 represent only net foreign deferred income tax assets for which realization is considered more likely than not.

            The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire in 2006 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. The Company has applied for an extension of its Malaysian tax holiday.

            The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      indefinite period. The aggregate undistributed earnings of the Company's foreign subsidiaries for which a deferred income tax liability has not been recorded is approximately $15.3 million as of September 30, 2004.

            In October 2004, the Working Families Tax Relief Act of 2004 and the American Jobs Creation Act of 2004 became law in the U.S. This legislation provides for a number of changes in U.S. tax laws. In accordance with SFAS No. 109, effects of this new legislation will be reflected in the Company's financial statements beginning in the period of the law's enactment in October 2004. Management is presently reviewing this new legislation to determine the impacts on Plexus and its operations.

            As of September 30, 2004, the Company has approximately $135 million of state net operating loss carryforwards that expire between 2007 and 2024 and $43 million of federal net operating loss carryforwards that expire in varying amounts in 2023 and 2024.

            Cash paid for income taxes in fiscal 2004, 2003 and 2002 was $1.3 million, $0.3 million and $5.2 million, respectively.

6.    SHAREHOLDERS' EQUITY

            Pursuant to Board of Directors' approval, the Company has a common stock buyback program that permits it to acquire up to 6.0 million shares for an amount not to exceed $25.0 million. To date, no shares have been repurchased.

            Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.

7.    EARNINGS PER SHARE

            The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                               Years ended September 30,
                                                       ----------------------------------------
                                                          2004           2003           2002
                                                          ----           ----           ----
Earnings:
     Loss before cumulative effect of change in        $  (31,580)    $  (44,496)     $  (4,073)
      accounting for goodwill
     Cumulative effect of change in accounting
        for goodwill, net of income taxes                       -        (23,482)             -
                                                       ----------     ----------      ---------
        Net loss                                       $  (31,580)    $  (67,978)     $  (4,073)
                                                       ==========     ==========      =========

Basic weighted average common shares outstanding           42,961         42,284         41,895
Dilutive effect of stock options                                -              -              -
                                                       ----------     ----------      ---------
Diluted weighted average shares outstanding                42,961         42,284         41,895
                                                       ==========     ==========      =========

Basic earnings per share:
    Loss before cumulative effect of change in         $    (0.74)    $    (1.05)     $   (0.10)
     accounting for goodwill
    Cumulative effect of change in accounting
       for goodwill, net of income taxes                        -          (0.56)             -
                                                       ----------     ----------      ---------
    Net loss                                           $    (0.74)    $    (1.61)     $   (0.10)
                                                       ==========     ==========      =========

Diluted earnings per share:
    Loss before cumulative effect of change in         $    (0.74)    $    (1.05)     $   (0.10)
     accounting for goodwill
    Cumulative effect of change in accounting
       for goodwill, net of income taxes                        -          (0.56)             -
                                                       ----------     ----------      ---------
    Net loss                                           $    (0.74)    $    (1.61)     $   (0.10)
                                                       ==========     ==========      =========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            For the years ended September 30, 2004, 2003 and 2002, stock options to purchase approximately 3.0 million, 3.2 million and 3.0 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

8.    ACQUISITIONS AND MERGERS

            Acquisitions: In January 2002, the Company acquired certain assets of MCMS, Inc. ("MCMS"), an electronics manufacturing services provider, for approximately $42 million in cash. The assets purchased from MCMS include manufacturing operations in Penang, Malaysia; Xiamen, China; and Nampa, Idaho. The Company acquired these assets primarily to provide electronic manufacturing services in Asia and increase its customer base. The Company recorded the acquisition utilizing the accounting principles promulgated by SFAS No.'s 141 and 142. The consideration for this acquisition did not include the assumption of any interest-bearing debt but included the assumption of total liabilities of approximately $7.2 million. The Company allocated the purchase price primarily to accounts receivable, inventory and property, plant and equipment, based on a number of factors, including a third-party valuation. The results from MCMS' operations are reflected in the Company's financial statements from the date of acquisition. No goodwill resulted from this acquisition. The Company incurred approximately $0.3 million of acquisition costs during fiscal 2002 associated with the acquisition of the MCMS operations. Due to unique aspects of this acquisition, pro forma financial information is not meaningful and is therefore not presented. The factors leading to this determination included the selective MCMS assets acquired by the Company, the limited assumption of liabilities and the exclusion of certain customer relationships which were formerly significant to MCMS.

9.    OPERATING LEASE COMMITMENTS

            The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2004, 2003 and 2002 was approximately $11.2 million, $14.1 million and $14.6 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $1.5 million, $1.3 million and $1.0 million in fiscal 2004, 2003 and 2002, respectively.

            Future minimum annual payments on operating leases are as follows (in thousands):

2005                  $14,754
2006                   12,731
2007                   10,697
2008                    7,972
2009                    7,318
Thereafter             24,601
                      -------
                      $78,073
                      =======

            For certain leased facilities that were abandoned as result of restructuring actions (see Note 10), the Company accrued estimated losses for future remaining lease payments subsequent to abandonment, less any estimated sublease income. The above table of future minimum annual payments on operating leases includes future payments totaling $9.5 million that are reflected as an obligation for lease exit costs as of September 30, 2004 in the accompanying Consolidated Balance Sheets.

10.   RESTRUCTURING AND IMPAIRMENT COSTS

            Fiscal 2004 Restructuring and Impairment Costs: During fiscal 2004, the Company recorded pre-tax restructuring and impairment costs of $9.3 million. The restructuring costs were primarily associated with additional lease obligations for two previously abandoned facilities near Seattle, Washington (the "Seattle facilities"), the planned closure of the Company's Bothell, Washington ("Bothell") engineering and manufacturing facility, the write-down of certain components of the Company's ERP software and the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            The originally estimated cost of the closure of the Seattle facilities was included in the Company's fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, the Company recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. The Company also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, Wisconsin ("Neenah"), which was also included in restructuring actions in fiscal 2003. EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.

            As part of our efforts to align the Company's service offering with the evolving preferences of the Company's customers, the Company is in the process of replicating the focused capabilities of its Bothell facility at other Plexus design and manufacturing locations that have higher productivity. The Company currently anticipates transferring key customer programs from the Bothell engineering and manufacturing facility to other Plexus locations primarily in the United States. This restructuring will reduce the Company's capacity by 97,000 square feet and affect approximately 160 employees. The Company currently expects the consolidation efforts will be completed by mid fiscal 2005, subject to customer timelines. In fiscal 2004, the Company incurred restructuring costs of $1.8 million, which consisted of $1.5 million associated with employee terminations and $0.3 million associated with fixed asset impairments. In fiscal 2005, the Company anticipates the Bothell closure will result in additional restructuring costs of $8.2 million, which will consist of $2.2 million associated with employee terminations and $6.0 million associated with the facility lease.

            The Company recorded a $1.7 million impairment related to certain ERP software, which primarily resulted from the Company's deployment strategy for a shop floor data-collection system. Some elements of the shop-floor data-collection system will not be deployed because the originally anticipated business benefits could not be realized. The remaining elements of the shop floor data-collection system are still under evaluation. A change in the scope of this project could result in impairment of the remaining elements of the shop floor data-collection system. As of September 30, 2004, the capitalized costs of the remaining elements of the shop floor data system total approximately $3.8 million and are included in Property, Plant and Equipment in the accompanying Consolidated Balance Sheet.

            Lastly, the Company incurred approximately $1.5 million of other restructuring and impairment costs in fiscal 2004 primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. The Hillsboro related restructuring costs were primarily for employee termination costs and contract termination costs associated with leased facilities and software service providers. In fiscal 2005, the Company anticipates incurring an additional $0.1 million of restructuring costs related to employee relocations. Approximately 40 employees were affected by this restructuring.

            Fiscal 2003 Restructuring and Impairment Costs: During fiscal 2003, the Company recorded pre-tax restructuring and impairment costs totaling $59.3 million. These costs resulted from the Company's actions taken in response to reductions in its end-market demand. These actions included closing the San Diego and Richmond operating sites, the consolidation of several leased facilities, re-focusing the PCB design group, a write-off of goodwill associated with San Diego, the write-down of underutilized assets to fair value at several locations, and the costs associated with reductions in the work force for manufacturing, engineering and corporate. These measures were intended to align the Company's capabilities and resources with its customer demand.

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

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

            Other fiscal year 2003 restructuring actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites such as Juarez; Seattle, Washington; Neenah and the United Kingdom. It also impacted the Company's engineering and corporate organizations. The employee termination and severance costs for fiscal 2003 affected approximately 1,000 employees.

            Fiscal 2002 Restructuring and Impairment Costs: During fiscal 2002, the Company recorded restructuring and impairment costs totaling $12.6 million. These charges resulted from the Company's actions taken in response to reductions in its sales levels and capacity utilization and included a reduction in work force and the write-off of certain underutilized assets to fair value at several locations. The employee termination and severance costs for fiscal 2002 affected approximately 700 employees. The operating site closures included two owned facilities: one located in Neenah (the oldest of the Company's four facilities in Neenah) and the other located in Minneapolis, Minnesota ("Minneapolis"). These facilities were no longer adequate to service the needs of the Company's customers and would have required significant investment to upgrade. The Neenah facility was phased out of operations in February 2003 and is currently used for warehousing and administrative purposes. The Minneapolis facility was phased out of operation in July 2002 and sold in October 2002. There was no building impairment charge associated with the closure of these two facilities. Certain lease consolidations also occurred in fiscal 2002, which primarily affected the Company's facilities in Seattle and San Diego.

                                   Employee
                               Termination and     Lease Obligations        Non-cash Asset
                               Severance Costs   and Other Exit Costs        Write-downs          Total
                               ---------------   --------------------        -----------          -----
ACCRUED BALANCE,
OCTOBER 1, 2001                   $       79           $        -             $        -        $        79

Restructuring costs                    3,819                3,872                  4,890             12,581
Adjustment to provisions                   -                    -                      -                  -
Amounts utilized                      (3,358)                (915)                (4,890)            (9,163)
                                  ----------           ----------             ----------        -----------
ACCRUED BALANCE,
SEPTEMBER 30, 2002                       540                2,957                      -              3,497

Restructuring costs                   10,358               10,940                 38,696             59,994
Adjustment to provisions                   -                    -                   (650)              (650)
Amount utilized                       (7,993)              (6,005)               (38,046)           (52,044)
                                  ----------           ----------             ----------        -----------
ACCRUED BALANCE,
SEPTEMBER 30, 2003                     2,905                7,892                      -             10,797

Restructuring costs                    2,493                  393                  2,107              4,993
Adjustment to provisions                   -                4,310                      -              4,310
Amount utilized                       (3,379)              (2,835)                (2,107)            (8,321)
                                  ----------           ----------             ----------        -----------
ACCRUED BALANCE
SEPTEMBER 30, 2004                $    2,019           $    9,760             $        -        $    11,779
                                  ==========           ==========             ==========        ===========

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            As of September 30, 2004, all of the remaining employee termination and severance costs are expected to be paid by the end of fiscal 2005, while approximately $3.2 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

11.   BENEFIT PLANS

            Employee Stock Purchase Plan: On March 1, 2000, the Company established a qualified Employee Stock Purchase Plan (the "2000 Purchase Plan"), the terms of which allow for qualified employees to participate in the purchase of the Company's common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The Company may issue up to
      2.0 million shares of its common stock under the ESPP. During fiscal 2004, 2003 and 2002, the Company issued approximately 186,000, 253,000 and 132,000 shares of common stock, respectively, under the 2000 Purchase Plan, which were issued for $2.0 million, $1.9 million, and $2.4 million, respectively. The 2000 Purchase Plan expires on June 30, 2005.

            In July 2004, the Board of Directors approved the 2005 Employee Stock Purchase Plan (the "2005 Purchase Plan"), subject to shareholder approval at the Company's annual meeting. If approved, the Company may issue up to 1.5 million shares of its common stock under the 2005 Purchase Plan. The terms of the 2005 Purchase Plan are substantially similar to the 2000 Purchase Plan. Upon shareholder approval, the 2005 Purchase Plan would be effective July 1, 2005 and terminate on June 30, 2010, unless all shares authorized under the 2005 Purchase Plan have been issued prior to that date.

            401(k) Savings Plans: The Company's 401(k) savings plans cover all eligible employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company's contributions for fiscal 2004, 2003 and 2002 totaled $2.2 million, $2.3 million and $2.2 million, respectively.

            Stock Option Plans: Under the Company's 1998 Option Plan (the "1998 Plan"), the Company has reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 11.5 million shares, net of cancellations, have been granted. The exercise price of each option granted must not be less than the fair market value on the date of grant. Options vest over a three-year period from date of grant and have a term of ten years. The plan also authorizes the Company to grant 600,000 stock appreciation rights (in lieu of options for 600,000 shares), none of which have been granted.

            Under the Company's 1995 Directors Plan (the "1995 Plan"), each outside director of the Company is granted 3,000 stock options each December 1, with the option pricing similar to the employee plan. Commencing in fiscal 2004, to reflect an adjustment for a prior stock split, each outside director of the Company will be granted 6,000 stock options each December 1. These options vest immediately and can be exercised after a minimum six-month holding period. The 400,000 shares of common stock authorized under this plan may come from any combination of authorized but unissued shares, treasury stock or the open market. As of September 30, 2004, options for approximately 182,000 shares have been granted and options for approximately 218,000 shares are available for grant under this plan. The 1995 Plan expires on December 31, 2004.

            In July 2004, the Board of Directors adopted the 2005 Equity Incentive Plan (the "2005 Plan"), subject to shareholder approval at the Company's annual meeting. The 2005 Plan is intended to constitute a stock-based incentive plan for the Company and includes provisions by which the Company may grant stock-based awards to directors, executive officers and other officers and key employees. If approved, the maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares, all of which may be issued pursuant to stock options, although up to 600,000 shares may be issued pursuant to stock appreciation rights and no more than 400,000 shares may be issued pursuant to restricted stock awards. No stock-based awards have been issued under the 2005 Plan and none will be granted prior to shareholder approval of the 2005 Plan. If the 2005 Plan is approved, no further awards will be made under the 1998 Option Plan.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            A summary of the Company's stock option activity follows:

                                                          SHARES            WEIGHTED AVERAGE
                                                      (IN THOUSANDS)         EXERCISE PRICE
                                                      --------------         --------------
Options outstanding as of October 1, 2001                  3,871                $ 18.04

Granted                                                      915                  25.23
Cancelled                                                   (163)                 29.43
Exercised                                                   (141)                  9.01
                                                         -------

Options outstanding as of September 30, 2002               4,482                $ 19.40

Granted                                                    1,145                  10.87
Cancelled                                                   (391)                 23.74
Exercised                                                   (324)                  5.46
                                                         -------

Options outstanding as of September 30, 2003               4,912                $ 17.99

Granted                                                      749                  15.94
Cancelled                                                   (341)                 24.26
Exercised                                                   (391)                  8.37
                                                         -------

Options outstanding as of September 30, 2004               4,929                $ 18.00

Options exercisable as of:

         September 30, 2002                                2,954                $ 15.55
                                                         =======                =======
         September 30, 2003                                3,131                $ 18.97
                                                         =======                =======
         September 30, 2004                                3,365                $ 19.34
                                                         =======                =======

            The following table summarizes outstanding stock option information as of September 30, 2004 (shares in thousands):

                      Number of                                                       Number of        Weighted
   Range of            shares         Weighted Average       Weighted Average          shares           Average
Exercise Prices      Outstanding       Exercise Price         Remaining Life         Exercisable     Exercise Price
---------------      -----------       --------------         --------------         -----------     --------------
 $ 0.63- $ 7.86           558             $ 5.19                   2.2                   558            $ 5.19
 $ 7.87- $15.71         1,868             $12.11                   6.4                 1,210            $12.72
 $15.72- $23.57         1,181             $18.76                   8.2                   485            $22.89
 $23.58- $31.43           662             $25.54                   7.4                   452            $25.58
 $31.44- $47.14           639             $35.76                   5.2                   639            $35.76
 $47.15- $70.71            21             $60.32                   5.6                    21            $60.32

 $ 0.63- $70.71         4,929             $18.00                   6.4                 3,365            $19.34

            The weighted average fair value of options granted per share during fiscal 2004, 2003 and 2002 is $9.56, $7.46 and $15.55, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing method with the following assumption ranges: 66 percent to 67 percent volatility, risk-free interest rates ranging from 2.8 percent to 4.6 percent, expected option life of 5.3 to
      9.1 years, and no expected dividends.

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its former executive officers under a nonqualified deferred compensation plan. Under the plan, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives' death, certain amounts annually for the first 15 years subsequent to their retirement. Life insurance contracts owned by the Company will fund this plan. Expense for this plan totaled approximately $0.4 million, $0.4 million and $1.8 million in fiscal 2004, 2003, and 2002, respectively.

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

            From fiscal 2000 through fiscal 2002, key employee salary deferrals in and discretionary contributions of the Company to the Executive Deferred Compensation Plan were effected through a split-dollar life insurance program, whereby Plexus entered into split-dollar life insurance agreements with various executive officers and key employees. Under these agreements, Plexus paid a minimum annual premium of $13,500 per policy, and such additional premiums as it determined. Upon the death of the covered employee, Plexus had an interest in the proceeds of the policy equal to the premiums paid. Premium payments made by the Company totaled approximately $0.1 million in fiscal 2002.

            In fiscal 2003, due to changes in law, Plexus terminated the split-dollar life insurance program and replaced it with a rabbi trust arrangement (the "Trust"). The Trust allows investment of deferred compensation, held on behalf of the participants, into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed into the Trust. In each of fiscal 2004 and 2003, the Company made a contribution to the participants' accounts in the amount of $13,500 per participant, or approximately $0.1 million in total in each period. The Trust assets are subject to the claims of the Company's creditors. As of September 30, 2004 and 2003, the Trust assets totaled $1.1 million and $0.7 million, respectively and the related liability to the participants totaled approximately $1.2 million and $0.7 million, respectively. The Trust assets and the related liability to the participants are included in Other assets and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

                                        Years ended September 30,
                               ----------------------------------------
                                    2004          2003          2002
                                    ----          ----          ----
Net sales:
             North America     $   828,354      $ 704,057     $ 783,660
             Europe                107,802         62,522        78,826
             Asia                  104,702         41,258        21,117
                               -----------      ---------     ---------
                               $ 1,040,858      $ 807,837     $ 883,603
                               ===========      =========     =========

                                                 As of September 30,
                                           -------------------------------
                                                2004               2003
                                                ----               ----
Long-lived assets:
                    North America          $   108,697           $ 121,434
                    Europe                      35,837              34,251
                    Asia                        19,231               8,094
                                           -----------           ---------
                                           $   163,765           $ 163,779
                                           ===========           =========

            Long-lived assets as of September 30, 2004 and 2003 exclude other non-operating long-term assets totaling $7.5 million and $30.9 million, respectively.

            Juniper Networks, Inc. ("Juniper") accounted for 14 percent of our net sales in fiscal 2004 and Siemens Medical Systems, Inc. accounted for 12 percent of our net sales in fiscal 2003. No other customer accounted for 10 percent or more of our net sales in fiscal 2004 or 2003. No customer accounted for 10 percent or more of net sales in fiscal 2002. Accounts receivable related to Juniper represented approximately 15 percent and 12 percent, respectively, of the Company's total accounts receivable balance as of September 30, 2004 and 2003. No other customer represented ten percent or more of the Company's total trade receivable balance as of September 30, 2004 or 2003.

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

            The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company's adherence

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.

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

            The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product sales are recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its accrued warranty liabilities and adjusts the amounts as necessary.

            Below is a table summarizing the activity related to the Company's limited warranty liability for fiscal 2004 and 2003 (in thousands):

Limited warranty liability, as of October 1, 2002                    $   1,246
  Accruals for warranties issued during the period                         150
  Accruals related to pre-existing warranties                              (20)
  Settlements (in cash or in kind) during the period                      (391)
                                                                     ---------
Limited warranty liability, as of September 30, 2003                       985
  Accruals for warranties issued during the period                         148
  Settlements (in cash or in kind) during the period                      (200)
                                                                     ---------
Limited warranty liability, as of September 30, 2004                 $     933
                                                                     =========

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for fiscal 2004 and 2003 consists of (in thousands, except per share amounts):

                               FIRST           SECOND          THIRD          FOURTH
        2004                  QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
        ----                  -------         -------         -------         -------          -----
Net sales                   $   238,464     $   254,272     $   274,817     $   273,305     $ 1,040,858
Gross profit                     19,627          21,181          22,979          22,991          86,778
Net loss                          2,499           3,471            (768)        (36,782)        (31,580)

Earnings per share:
  Basic                     $      0.06     $      0.08     $     (0.02)    $     (0.85)    $     (0.74)
  Diluted                   $      0.06     $      0.08     $     (0.02)    $     (0.85)    $     (0.74)

PLEXUS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               FIRST           SECOND          THIRD          FOURTH
        2003                  QUARTER          QUARTER        QUARTER         QUARTER          TOTAL
        ----                  -------          -------        -------         -------          -----
Net sales                   $   205,379     $   190,773     $   195,609     $   216,076     $   807,837
Gross profit                     15,540           9,623          11,829          15,973          52,965
Loss before cumulative
  effect of change in
  accounting for
  goodwill                      (20,832)         (5,044)        (14,747)         (3,873)        (44,496)
Cumulative effect of
  change in accounting
  for goodwill, net of
  tax                           (23,482)              -               -               -         (23,482)
Net loss                        (44,314)         (5,044)        (14,747)         (3,873)        (67,978)
Earnings per share:
  Basic and Diluted:
  Loss before
   cumulative effect of
   change in accounting
   for goodwill             $     (0.49)    $     (0.12)    $     (0.35)    $     (0.09)    $     (1.05)
  Cumulative effect of
   change in accounting
   for goodwill, net of
   tax                            (0.56)              -               -               -           (0.56)
  Net loss                  $     (1.05)    $     (0.12)    $     (0.35)    $     (0.09)    $     (1.61)

      Earnings per share is computed independently for each quarter. The annual total amounts may not equal the sum of the quarterly amounts due to rounding.

      In the third and fourth quarters of fiscal 2004, the Company recorded pre-tax restructuring and impairment costs of $5.5 million and $3.8 million, respectively. These costs were primarily associated with lease obligations for two previously abandoned facilities near Seattle, Washington, the planned closure of the Bothell engineering and manufacturing facility, the write-down of certain ERP software and the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In the fourth quarter of fiscal 2004, the Company also recorded a full valuation allowance on all of its U.S. deferred income tax assets.

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

                                    * * * * *

PLEXUS CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2004, 2003 and 2002 (in thousands)

                                                                                      ADDITIONS
                                                   BALANCE AT      ADDITIONS FROM     CHARGED TO
                                                  BEGINNING OF        MERGERS/        COSTS AND                     BALANCE AT END
         DESCRIPTIONS                                PERIOD         ACQUISITIONS       EXPENSES       DEDUCTIONS       OF PERIOD
         ------------                             ------------      ------------       --------       ----------       ---------
Fiscal Year 2004:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)     $ 4,100        $      -         $      -         $ 2,100          $  2,000
Valuation allowance on deferred income tax
  assets (deducted from the asset to which it
  relates)                                          $     -        $      -         $ 36,818         $     -          $ 36,818

Fiscal Year 2003:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)     $ 4,200        $      -         $    438         $   538          $  4,100
Valuation allowance on deferred income tax
  assets (deducted from the asset to which it
  relates)                                          $     -        $      -                -         $     -          $      -

Fiscal Year 2002:
Allowance for losses on accounts receivable
  (deducted from the asset to which it relates)     $ 6,500        $     51         $  2,994         $ 5,345          $  4,200
Valuation allowance on deferred income tax
  assets (deducted from the asset to which it
  relates)                                          $     -        $      -                -         $     -          $      -


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: PLEXUS CORP. (Registrant)

    /s/ Dean A. Foate
    ------------------------------------
    Dean A. Foate, President and Chief Executive Officer

December 8, 2004

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

                               SIGNATURE AND TITLE

                     /s/ Dean A. Foate                                           /s/ Steven P. Cortinovis
------------------------------------------------------------         --------------------------------------------------
  Dean A. Foate, President, Chief Executive Officer, and                      Steven P. Cortinovis, Director
          Director (Principal Executive Officer)

                   /s/ F. Gordon Bitter                                             /s/ David J. Drury
------------------------------------------------------------         --------------------------------------------------
   F. Gordon Bitter, Vice President and Chief Financial                          David J. Drury, Director
           Officer (Principal Financial Officer)

                   /s/ Simon J. Painter                                            /s/ Thomas J. Prosser
------------------------------------------------------------         --------------------------------------------------
     Simon J. Painter, Corporate Controller (Principal                          Thomas J. Prosser, Director
                    Accounting Officer)

                   /s/ John L. Nussbaum                                         /s/ Dr. Charles M. Strother
------------------------------------------------------------         --------------------------------------------------
          John L. Nussbaum, Chairman and Director                            Dr. Charles M. Strother, Director

                     /s/ Ralf R. Boer                                              /s/ Jan K. Ver Hagen
------------------------------------------------------------         --------------------------------------------------
                  Ralf R. Boer, Director                                        Jan K. Ver Hagen, Director

*  Each of the above signatures is affixed as of December 8, 2004.

                                  EXHIBIT INDEX

                                  PLEXUS CORP.
                     10-K FOR YEAR ENDED SEPTEMBER 30, 2004

                                                                                   INCORPORATED BY                     FILED
     EXHIBIT NO.                         EXHIBIT                                     REFERENCE TO                     HEREWITH
     -----------                         -------                                   ---------------                    --------
         3(i)            Restated Articles of Incorporation of      Exhibit 3(i) to Plexus' Report on Form 10-Q
                         Plexus Corp., as amended through March     for the quarter ended March 31, 2004
                         13, 2001                                   ("3/31/01")

        3(ii)            Bylaws of Plexus Corp., as amended         Exhibit 3(ii) to Plexus' Report on Form 10-Q
                         through March 7, 2001                      for the quarter ended March 31, 2001

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

                         (b) Agreement of Substitution and First    Exhibit 4.2 (b) to Plexus' Annual Report on
                         Amendment to the Amended and Restated      Form 10-K for the fiscal year ended September
                         Shareholder Rights Agreement dated as      30, 2002
                         of December 5, 2002

         10.1            (a) Supplemental Executive Retirement      Exhibit 10.1 (b) to Plexus' Report on Form
                         Agreements with John Nussbaum dated as     10-K for the fiscal year ended September 30,
                         of September 19, 1996**:                   1996

                         (b) First Amendment Agreement to           Exhibit 10.1 to Plexus' Quarterly Report on
                         Supplemental Retirement Agreement          Form 10-Q for the quarter ended December 31,
                         between Plexus and John Nussbaum, dated    2000
                         as of September 1, 1999

         10.2            Forms of Change of Control Agreements      Exhibit 10.2(a) to Plexus Annual Report on
                         dated  October 1, 2003 with **             Form 10-K for the fiscal year ended September
                                                                    30, 2003 ("2003 10-K")
                         (a)  Dean A. Foate
                              F. Gordon Bitter
                              David A. Clark
                              Thomas J. Czajkowski
                              Paul L. Ehlers
                              Joseph D. Kaufman
                              Michael J. McGuire
                              J. Robert Kronser
                              David H. Rust
                              Michael T. Verstegen

                                                                                   INCORPORATED BY                     FILED
     EXHIBIT NO.                         EXHIBIT                                     REFERENCE TO                     HEREWITH
     -----------                         -------                                   ---------------                    --------
                                                                    Exhibit 10.2(b) to 2003 10-K
                         (b)  George W.F. Setton
                              Simon J. Painter

         10.3            Plexus Corp. 1998 Option Plan**            Exhibit A to Plexus' definitive proxy
                                                                    statement for its 1998 Annual Meeting of
                                                                    Shareholders

         10.4 (a)        Plexus Corp. 1995 Directors' Stock         Exhibit 10.10 to 1994 10-K
                         Option Plan**

         10.4 (b)        Summary of Directors' Compensation                                                              X
                         (12/04)**

         10.5            Plexus Corp. 2005 Equity Incentive Plan    Exhibit A to Plexus' definitive proxy
                         (subject to shareholder approval)          statement for its 2005 Annual Meeting of
                                                                    Shareholders

         10.6            (a)  Credit Agreement dated as of          Exhibit 10.6 to 2003 10-K
                         October 22, 2003 among Plexus, certain
                         Plexus subsidiaries and various lending
                         institutions whose Administrative Agent
                         is Harris Trust and Savings Bank

                         (b)  First Amendment and Waiver to         Exhibit 10.6(b) to 2003 10-K
                         Credit Agreement; dated as of
                         October 31, 2003

                         (c)  Second Amendment to Credit            Exhibit 10.1 to Plexus' Report on Form 10-Q
                         Agreement, dated as of April 29, 2004      for the quarter ended June 30, 2004
                                                                    ("6/30/04 10-Q")

                         (d)  Third Amendment to Credit             Exhibit 10.2 to 6/30/04 10-Q
                         Agreement, dated as of July 13, 2004

                         (e)  Fourth Amendment to Credit            Exhibit 10.3 to 6/30/04 10-Q
                         Agreement, dated as of August 5, 2004

                         (f)  Fifth Amendment to Credit             Exhibit 10.1 to Plexus' Current Report on
                         Agreement, dated as of November 8, 2004    Form 8-K dated November 8, 2004

         10.7            (a) Lease Agreement between Neenah (WI)    Exhibit 10.8(a) to Plexus' Report on Form
                         QRS 11-31, Inc. ("QRS: 11-31") and         10-K for the year ended September 30, 1994
                         Electronic Assembly Corp. (n/k/a Plexus    ("1994 10-K")
                         Services Corp.), dated August 11, 1994

                         (b) Guaranty and Suretyship Agreement      Exhibit 10.8(c) to 1994 10-K
                         between Plexus Corp. and QRS: 11-31
                         dated August 11, 1994, together with
                         related Guarantor's Certificate

         10.8 (a)        Plexus Corp. 2004 Incentive                Exhibit 10.8(b) to 2003 10-K
                         Compensation Plan- Executive Leadership
                         Team **


                                                                                   INCORPORATED BY                     FILED
     EXHIBIT NO.                         EXHIBIT                                     REFERENCE TO                     HEREWITH
     -----------                         -------                                   ---------------                    --------
         10.8 (b)        Plexus Corp. 2005 Variable Incentive                                                             X
                         Compensation Plan - Executive
                         Leadership Team **

         10.9            Plexus Corp. Executive Deferred            Exhibit 10.17 to 2000 10-K
                         Compensation Plan**
        10.10            Form of Split Dollar Life Insurance        Exhibit 10.18 to 2000 10-K
                         Agreements between Plexus and each of
                         [superceded]: **
                              Dean A. Foate
                              J. Robert Kronser
                              Joseph D. Kaufman
                              Paul L. Ehlers
                              Michael T. Verstegen
                              David A. Clark

        10.11           Plexus Corp Executive Deferred              Exhibit 10.14 to 2003 10-K
                        Compensation Plan Trust dated April 1,
                        2003 between Plexus Corp. and Bankers
                        Trust Company**

        10.12           (a) Employment Agreement dated as of        Exhibit 10.3 to 6/30/02 10-Q
                        July 1, 2002, between Plexus Corp. and
                        Dean A. Foate** [superceded]

                        (b) Amended and Restated Employment         Exhibit 10.14 to 2003 10-K
                        Agreement dated as of September 1, 2003
                        between Plexus Corp and Dean A. Foate * *

        10.13           (a) Amended and Restated Receivables        Exhibit 10.1 to Plexus' Quarterly Report on
                        Sale Agreement, dated July 1, 2001,         Form 10-Q for the quarter ended June 30,
                        between Plexus Services Corp. and           2001 ("6/30/01 10-Q")
                        Plexus ABS, Inc.
                                                                    Exhibit 10.1 to Plexus' Quarterly Report on
                        (b) First Amendment to amended and          Form 10-Q for the quarter ended June 30,
                        Restated Receivables Sale Agreement,        2002 ("6/30/02 10-Q")
                        dated June 28, 2002, between Plexus
                        Services Corp. and Plexus ABS, Inc.

        10.14           (a) Receivables Purchase Agreement          Exhibit 10.10(a) to 2000 10-K
                        dated as of October 6, 2000, among
                        Plexus, Preferred Receivables Funding
                        Corporation and Bank One, NA

                        (b) First Amendment to Receivables          Exhibit 10.2 to 6/30/01 10-Q
                        Purchase Agreement, dated July 1, 2001

                        (c) Second Amendment to Receivables
                        Purchase Agreement, dated October 3,        Exhibit 10.2(a) to 6/30/02 10-Q
                        2001

                        (d) Limited Waiver and Third Amendment
                        to Receivables Purchase Agreement,          Exhibit 10.2(b) to 6/30/02
                        dated April 25, 2002                        10-Q

                        (e) Fourth Amendment to Receivables         Exhibit 10.2(c) to 6/30/02


                                                                                   INCORPORATED BY                     FILED
     EXHIBIT NO.                         EXHIBIT                                     REFERENCE TO                     HEREWITH
     -----------                         -------                                   ---------------                    --------
                         Purchase Agreement, dated June 28, 2002    10-Q

                         (f) Fifth Amendment to Receivables         Exhibit 10.2(f) to 2002 10-K
                         Purchase Agreement, dated September 30,
                         2002

                         (g) Limited Waiver and Sixth Amendment     Exhibit 10.2(g) to 2002 10-K
                         to Receivables Purchase Agreement,
                         dated December 4, 2002

                         (h) Limited Waiver and Seventh             Exhibit 10.2 to 12/31/02 10-Q.
                         Amendment to Receivables Purchase
                         Agreement, dated January 28, 2003

                         (i)  Limited Waiver and Seventh            Exhibit 10.4 to Plexus' Quarterly Report on
                         Amendment to Receivables Purchase          Form 10-Q for the quarter ended December 31,
                         Agreement, dated January 28, 2003          2002

Note: All agreements included in Exhibit 10.13 and 10.14 were terminated in September 2003

  21                     List of Subsidiaries                                                                              X

  23                     Consent of PricewaterhouseCoopers LLP                                                             X

  24                     Power of Attorney                           (Signature Page Hereto)

 31.1                    Certification of Chief Executive Officer                                                          X
                         pursuant to Section 302(a) of the
                         Sarbanes-Oxley Act of 2002.

 31.2                    Certification of Chief Financial Officer                                                          X
                         pursuant to Section 302(a) of the
                         Sarbanes-Oxley Act of 2002.

 32.1                    Certification of the CEO pursuant to 18                                                           X
                         U.S.C. Section 1350, as adopted
                         pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

 32.2                    Certification of the CFO pursuant to 18                                                           X
                         U.S.C. Section 1350, as adopted
                         pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

----------------------
**Designates management compensatory plans or agreements.