Form 10-Q
period 2005-01-01
PLEXUS CORP
filed 2005-02-10
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter ended January 1, 2005

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

                               Yes  [X]         No [ ]

      As of February 1, 2005 there were 43,311,296 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                 January 1, 2005

PART I.  FINANCIAL INFORMATION.............................................................    3

      Item 1.  Consolidated Financial Statements...........................................    3

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
               INCOME (LOSS)...............................................................    3

               CONDENSED CONSOLIDATED BALANCE SHEETS.......................................    4

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.............................    5

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................    6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................   12

               "SAFE HARBOR" CAUTIONARY STATEMENT..........................................   12

               OVERVIEW....................................................................   12

               EXECUTIVE SUMMARY...........................................................   12

               RESULTS OF OPERATIONS.......................................................   14

               LIQUIDITY AND CAPITAL RESOURCES.............................................   17

               CONTRACTUAL OBLIGATIONS AND COMMITMENTS.....................................   18

               DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES...............................   18

               NEW ACCOUNTING PRONOUNCEMENTS...............................................   20

               RISK FACTORS................................................................   21

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................   28

      Item 4.  Controls and Procedures.....................................................   29

PART II - OTHER INFORMATION................................................................   30

      Item 6.  Exhibits....................................................................   30

SIGNATURE..................................................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                       Three Months Ended
                                                 ----------          ------------
                                                 January 1,          December 31,
                                                    2005                2003
                                                 ----------          ------------
Net sales                                         $ 287,480           $   238,464
Cost of sales                                       265,185               218,837
                                                  ---------           -----------

      Gross profit                                   22,295                19,627

Operating expenses:
  Selling and administrative expenses                18,074                16,356
  Restructuring and impairment costs                    884                     -
                                                  ---------           -----------
                                                     18,958                16,356
                                                  ---------           -----------

      Operating income                                3,337                 3,271

Other income (expense):
 Interest expense                                      (871)                 (663)
 Miscellaneous                                          819                   516
                                                  ---------           -----------

  Income before income taxes                          3,285                 3,124

Income tax expense                                      263                   625
                                                  ---------           -----------

      Net income                                  $   3,022           $     2,499
                                                  =========           ===========
Earnings per share:
  Basic                                           $    0.07           $      0.06
                                                  =========           ===========
  Diluted                                         $    0.07           $      0.06
                                                  =========           ===========
Weighted average shares outstanding:
   Basic                                             43,191                42,651
                                                  =========           ===========
   Diluted                                           43,753                43,738
                                                  =========           ===========

Comprehensive income:
   Net income                                     $   3,022           $     2,499
   Foreign currency translation adjustments           4,296                 4,823
                                                  ---------           -----------
Comprehensive income                              $   7,318           $     7,322
                                                  =========           ===========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                       January 1,            September 30,
                                                                         2005                    2004
                                                                      -----------            -------------
ASSETS
Current assets:

    Cash and cash equivalents                                         $    43,614              $    40,924
    Short-term investments                                                      -                    4,005
    Accounts receivable, net of allowance of $2,162
    and $2,000, respectively                                              153,499                  148,301
    Inventories                                                           198,809                  173,518
    Deferred income taxes                                                     655                    1,727
    Prepaid expenses and other                                              9,749                    5,972
                                                                      -----------              -----------

                         Total current assets                             406,326                  374,447

Property, plant and equipment, net                                        128,044                  129,586
Goodwill                                                                   35,601                   34,179
Deferred income taxes                                                       1,223                        -
Other                                                                       8,103                    7,496
                                                                      -----------              -----------

                      Total assets                                    $   579,297              $   545,708
                                                                      ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital lease
     obligations                                                      $     2,744              $       811
    Accounts payable                                                      123,308                  100,588
    Customer deposits                                                      13,872                   11,952
    Accrued liabilities:
     Salaries and wages                                                    20,475                   26,050
     Other                                                                 18,984                   19,686
                                                                      -----------              -----------

                      Total current liabilities                           179,383                  159,087

Long-term debt and capital lease obligations, net of current portion       29,912                   23,160
Other liabilities                                                          11,183                   12,048

Commitments and contingencies                                                   -                        -

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    none issued or outstanding                                                  -                        -
  Common stock, $.01 par value, 200,000 shares authorized,
    43,199 and 43,184 shares issued and outstanding, respectively             432                      432
  Additional paid-in capital                                              268,013                  267,925
  Retained earnings                                                        74,282                   71,260
  Accumulated other comprehensive income                                   16,092                   11,796
                                                                      -----------              -----------

                                                                          358,819                  351,413
                                                                      -----------              -----------

                   Total liabilities and shareholders' equity         $   579,297              $   545,708
                                                                      ===========              ===========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited

                                                             Three Months Ended
                                                           January 1,  December 31,
                                                           ----------  ------------
                                                              2005         2003
                                                           ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  3,022     $  2,499
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                              6,444        6,444
    Non-cash asset impairments                                   432            -
    Deferred income taxes                                        (41)      (2,294)
    Income tax benefit of stock option exercises                   -          189
    Changes in assets and liabilities:
       Accounts receivable                                    (4,097)      (5,438)
       Inventories                                           (23,984)     (25,238)
       Prepaid expenses and other                             (2,593)        (467)
       Accounts payable                                       22,112        4,985
       Customer deposits                                       1,882        1,581
       Accrued liabilities and other                          (7,696)         791
                                                            --------     --------

         Cash flows used in operating activities              (4,519)     (16,948)
                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                 4,005        1,212
Payments for property, plant and equipment                    (4,074)      (3,612)
                                                            --------     --------

         Cash flows used in investing activities                 (69)      (2,400)
                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                            12,000            -
Payments on debt                                              (5,545)           -
Payments on capital lease obligations                           (255)        (223)
Proceeds from exercise of stock options                           88          619
                                                            --------     --------

         Cash flows provided by financing activities           6,288          396
                                                            --------     --------
Effect of foreign currency translation on cash and cash
      equivalents                                                990        1,135
                                                            --------     --------
Net increase (decrease) in cash and cash equivalents           2,690      (17,817)
Cash and cash equivalents:
         Beginning of period                                  40,924       58,993
                                                            --------     --------
         End of period                                      $ 43,614     $ 41,176
                                                            ========     ========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED JANUARY 1, 2005 AND DECEMBER 31, 2003
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of January 1, 2005, and the results of operations for the three months ended January 1, 2005 and December 31, 2003, and the cash flows for the same three-month periods.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

      Effective October 1, 2004, the Company's fiscal year now ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to adopt a "4-4-5" accounting system for the "monthly" periods in each quarter. Each quarter will therefore end on a Saturday at the end of the 4-4-5 period. The accounting periods for the first quarter of fiscal 2005 and 2004 included 93 days and 92 days, respectively.

      Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2005 presentation.

NOTE 2 - INVENTORIES

      The major classes of inventories are as follows (in thousands):

                             January 1,     September 30,
                                2005            2004
                             ----------     -------------
Raw materials                 $ 129,401       $  115,094
Work-in-process                  37,613           32,898
Finished goods                   31,795           25,526
                              ---------       ----------
                              $ 198,809       $  173,518
                              =========       ==========

NOTE 3 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      The Company is a party to a secured revolving credit facility (as amended, the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $150 million and expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of January 1, 2005, borrowings outstanding totaled $7.0 million. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, a maximum total leverage ratio (not to exceed 2.5 times the adjusted EBITDA) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company's then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.3 million, which have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $0.3 million and $0.1 million for the three months ended January 1, 2005 and December 31, 2003, respectively.

NOTE 4 - EARNINGS PER SHARE

      The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Three Months Ended
                                                         ---------------------------
                                                         January 1,     December 31,
                                                            2005           2003
                                                         ----------     ------------
Basic and Diluted Earnings Per Share:
    Net income                                            $ 3,022         $  2,499
                                                          =======         ========

Basic weighted average common shares outstanding           43,191           42,651
Dilutive effect of stock options                              562            1,087
                                                          -------         --------
Diluted weighted average shares outstanding                43,753           43,738
                                                          =======         ========

Earnings per share:
    Basic                                                 $  0.07         $   0.06
                                                          =======         ========
    Diluted                                               $  0.07         $   0.06
                                                          =======         ========

      For the three months ended January 1, 2005 and December 31, 2003, stock options to purchase approximately 3.4 million and 2.0 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.

NOTE 5 - STOCK-BASED COMPENSATION

      The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion ("APB") No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per share data as if the fair value based method in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" had been used to account for stock-based compensation. The following presents pro forma net income and per share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                             ----------------------------
                                                             January 1,      December 31,
                                                                2005             2003
                                                             ----------      ------------
Net income as reported                                        $  3,022        $    2,499

Add: stock-based employee compensation expense included
in reported net loss, net of related income tax effect              -                  -

Deduct: total stock-based employee compensation expense
determined under fair value based method, net of related
tax effects                                                     (2,159)           (1,952)
                                                              --------        ----------

Proforma net income                                           $    863        $      547
                                                              ========        ==========

Earnings per share:
     Basic, as reported                                       $   0.07        $     0.06
                                                              ========        ==========
     Basic, proforma                                          $   0.02        $     0.01
                                                              ========        ==========

                                                                  Three Months Ended
                                                             ----------------------------
                                                              January 1,      December 31,
                                                                 2005             2003
                                                             ----------      ------------
Earnings per share (continued):
     Diluted, as reported                                     $   0.07         $    0.06
                                                              ========         =========
     Diluted, proforma                                        $   0.02         $    0.01
                                                              ========         =========
Weighted average shares:
     Basic                                                      43,191            42,651
                                                              ========         =========
     Diluted                                                    43,191            43,067
                                                              ========         =========

NOTE 6 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the three months ended January 1, 2005 and for the fiscal year ended September 30, 2004 are as follows (amounts in thousands):

Balance as of October 1, 2003                          $   32,269
  Foreign currency translation adjustments                  1,910
                                                       ----------
Balance as of September 30, 2004                           34,179
  Foreign currency translation adjustments                  1,422
                                                       ----------
Balance as of January 1, 2005                          $   35,601
                                                       ==========

NOTE 7 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

      The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of January 1, 2005, the Company had 19 active manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. Certain corporate expenses are allocated to these regions and are included for performance evaluation. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                              Three months ended
                                         -------------------------------
                                         January 1,         December 31,
                                            2005                2003
                                         ----------         ------------
Net sales:

                       North America       $231,018            $ 193,696
                       Asia                  32,842               17,615
                       Europe                23,620               27,153
                                          ---------            ---------
                                          $ 287,480            $ 238,464
                                          =========            =========

                                         January 1,        September 30,
                                           2005                 2004
                                         ----------        -------------
Long-lived assets:

                       North America      $ 106,856            $ 108,697
                       Asia                  18,590               19,231
                       Europe                38,199               35,837
                                          ---------            ---------
                                          $ 163,645            $ 163,765
                                          =========            =========

      Long-lived assets as of January 1, 2005 and September 30, 2004 exclude other non-operating long-term assets totaling $9.3 million and $7.5 million, respectively.

      Juniper Networks, Inc. ("Juniper") and General Electric Corp. accounted for 20 percent and 11 percent of net sales, respectively, for the three months ended January 1, 2005. Juniper accounted for 13 percent of net sales for the three months ended December 31, 2003. No other customers accounted for 10 percent or more of net sales in either period.

NOTE 8 - GUARANTEES

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

      The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and includes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      The table below summarizes the warranty activity for the three months ended January 1, 2005 and fiscal 2004 (in thousands):

Limited warranty liability, as of October 1, 2003           $    985
  Accruals for warranties issued during the period               148
  Settlements (in cash or in kind) during the period            (200)
                                                            --------
Limited warranty liability, as of September 30, 2004             933
  Accruals for warranties issued during the period                26
  Accruals related to pre-existing warranties                      -
  Settlements (in cash or in kind) during the period             (19)
                                                            --------
Limited warranty liability, as of January 1, 2005           $    940
                                                            ========

NOTE 9 - CONTINGENCIES

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

NOTE 10 - RESTRUCTURING AND IMPAIRMENT COSTS

      In the first quarter of fiscal 2005, the Company recorded pre-tax restructuring and impairment costs totaling $0.9 million of which $0.8 million was primarily associated with additional severance related to the planned closure of the Company's Bothell, Washington ("Bothell") engineering and manufacturing facility and $0.4 million represented additional impairment on the Company's closed San Diego facility, partially offset by a $0.3 million reduction in lease obligations for one of the Company's other closed facilities near Seattle, Washington ("Seattle").

      The planned closure of the Bothell facility was announced in September 2004. As part of the Company's efforts to align its service offering with the evolving preferences of its customers, the Company is in the process of replicating the focused capabilities of its Bothell facility at other Plexus design and manufacturing locations that have higher productivity. The Company currently anticipates transferring key customer programs from the Bothell facility to other Plexus locations primarily in the United States. This restructuring will reduce the Company's capacity by 97,000 square feet and affect approximately 160 employees. The Company currently expects the consolidation efforts will be substantially completed by mid fiscal 2005, subject to customer timelines. The Company anticipates total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, of which $1.8 million was recorded in the fourth quarter of fiscal 2004, $0.8 million was recorded in the first quarter of fiscal 2005 and $6.7 million is expected to be recorded over the remainder of fiscal 2005. The fiscal 2004 restructuring and impairment costs consisted of $1.5 million for employee terminations and $0.3 million for fixed asset impairments. The first quarter fiscal 2005 restructuring costs of $0.8 million primarily represent additional severance in the form of one-time retention bonuses for key individuals to assist in an orderly transition of programs to other sites. The estimated remaining fiscal year 2005 restructuring costs of $6.7 million consist of approximately $0.5 million for employee terminations, $5.8 million for facility lease and $0.4 million for other closure costs.

      The Company closed its San Diego facility in fiscal 2003; however, part of that facility was subleased prior to its closing. The San Diego facility was an asset acquired under a capital lease. Accordingly, the subleased portion of the facility was recorded at the net present value of actual future sublease income. The remainder of the facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, the Company subleased the remaining part of the San Diego facility, which resulted in an additional $0.4 million impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of actual future sublease income.

      Finally, in the first quarter of fiscal 2005, the Company was able to sublease one of its two closed Seattle facilities, both of which are held under operating leases. Lease-related restructuring costs for the Seattle facilities were initially recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As a result of the new sublease, the Company reduced its lease obligation for these facilities by $0.3 million. EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.

      Fiscal year 2004 restructuring activities that occurred subsequent to December 31, 2003 and remaining fiscal year 2003 restructuring activities for which a liability remained at September 30, 2004, included severance costs associated with the closure of the Company's Bothell facility, lease obligations associated with the Company's Seattle facilities, and other costs associated with refocusing the Company's PCB design group.

        The table below summarizes the Company's restructuring obligations as of January 1, 2005 (in thousands):

                            EMPLOYEE        LEASE OBLIGATIONS
                         TERMINATION AND     AND OTHER EXIT       NON-CASH ASSET
                         SEVERANCE COSTS         COSTS              WRITE-DOWNS       TOTAL
                         ---------------    -----------------     --------------     --------
Accrued balance,           $    2,019          $  9,760              $      -        $ 11,779
September 30, 2004

Restructuring costs               732                28                     -             760
Adjustment to provisions            -              (308)                  432             124
Amounts utilized                 (569)             (963)                 (432)         (1,964)
                           ----------          --------              --------        --------

Accrued balance,
January 1, 2005            $    2,182          $  8,517              $      -        $ 10,699
                           ==========          ========              ========        ========

      As of January 1, 2005, all of the accrued severance costs and $3.3 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," (the "Jobs Act"). The Jobs Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company's home jurisdiction. However, due to the lack of clarification of certain provisions within the Jobs Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is presently reviewing this new legislation to determine the impacts on the Company's consolidated results of operations and financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in its fourth quarter of fiscal year 2005. Currently, the Company accounts for its stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in the Company's consolidated results of operations. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition and will not affect consolidated cash flows, but it is expected to have a significant adverse effect on its consolidated results of operations.

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

OVERVIEW

      Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") is a participant in the Electronic Manufacturing Services ("EMS") industry. We provide product realization services to original equipment manufacturers, or OEMs, in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 21.

EXECUTIVE SUMMARY

      Overall revenues in the first quarter of fiscal 2005 increased approximately $49 million, or 21 percent, over the comparable prior year period. Although all end-markets showed an increase, the largest gains were in the wireless infrastructure and wireline/networking industries. (See below for a description of our revised industry analysis.) Our largest customer remains Juniper Networks Inc. ("Juniper"), which represented 20 percent of our overall net sales in the first quarter of fiscal 2005. This was a significant increase from the 13 percent of the company's revenues that Juniper represented in the comparable prior year period. Much of this growth stemmed from new programs related to an acquisition made by Juniper. In addition, General Electric Corp. ("GE") accounted for 11 percent of net sales during the quarter. However, in spite of the increases for these two large customers, the percentage of sales represented by our ten largest customers remained constant in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

      We believe that the high level of growth enjoyed in the first quarter of fiscal 2005 demonstrates the continuing success of our industry, or sector-based, approach to sales and business development. We recently realigned our sector analysis to better reflect our business development focus. Consequently, our comparative net sales by industry, as shown in the Results of Operations section herein, have been reclassified to reflect the new sector categorization as described below:

            - the previously reported networking/data communications sector has been disaggregated into two sub-sectors:

                  - wireline/networking - technology to transmit and store voice, data and video electronically using wire conductors and/or optical fibers. Examples include routers, switches, servers, storage devices, gateways, bridges, and hubs, internet service and optimization gear.

                  - wireless infrastructure - Technology to support the management and delivery of wireless voice, data and video communications. Examples include cellular base stations, wireless and radio access, Broadband wireless access, networking gateways and devices.

            - sales previously reported as computing have been grouped into wireline/networking, although a relatively few accounts that were only peripheral to the computer industry have been included in industrial/commercial.

            -     medical remains as previously identified and defined.

            - industrial/commercial remains as previously defined, other than the minor additions discussed above.

            - transportation/other has been re-characterized as defense/security/aerospace to more accurately depict the types of product manufactured for this sector and to indicate the marketing focus for future business development efforts.

      Although net sales were substantially ahead of the comparable prior year period, growth of profits in the first quarter of fiscal 2005 was moderated by three factors:

            - a net inventory adjustment of $0.9 million was recorded to recognize the loss of inventory due to theft and other causes at our site in Juarez, Mexico.

            - start-up costs of $0.5 million were incurred related to a new facility in Penang, Malaysia, which commenced manufacturing activities in the first quarter of fiscal 2005.

            - the closure of our Bothell, WA ("Bothell") manufacturing and engineering facility, which was announced in the fourth quarter of fiscal 2004, progressed, but as expected resulted in $0.3 million of manufacturing inefficiencies and higher costs to transition programs to other Plexus sites.

      During the first quarter of fiscal 2005, we also incurred $0.9 million of restructuring and impairment costs, the largest element of which was $0.8 million of additional severance costs related to the closure of the Bothell facility. In addition, although we were able to sublease a closed facility in San Diego during the first quarter of fiscal 2005, we recorded an additional impairment charge of $0.4 million on that facility as a result of the actual sublease income being less than our original estimate. The San Diego facility impairment charge was partially offset by a favorable restructuring cost adjustment of $0.3 million for the sub-lease of one of our other closed facilities.

      The income tax rate in the current quarter was only 8 percent, which compared favorably to the 20 percent effective tax rate in the comparable period of the prior year. The low tax rate in the current quarter reflects tax holidays in Malaysia and China, as well as our utilization of net operating loss carry forwards in the U.S.

      During fiscal 2005, our primary objective is to improve profitability. We will remain intensely focused on working capital utilization and return on capital employed. Based on customer indications of expected demand and management estimates of new program wins, we are increasingly confident about achieving the high-end of our previously announced net sales growth target for full fiscal 2005 of approximately 15 percent to 18 percent over fiscal 2004. We currently expect second quarter of fiscal 2005 sales to be in the range of $280 million to $290 million; however, our results will ultimately depend on actual levels of customer orders. These future orders may be less than we expect due to many factors, including those that we discuss under "Risk Factors" below. We anticipate that the initial stages of production in the new facility in Penang will impair our overall profitability through at least the second quarter fiscal 2005 and possibly the third quarter. Additionally, manufacturing inefficiencies and incremental costs associated with transitioning programs from our phase-out of the Bothell facility and continued near-term weakness at a couple of our sites will also impair our overall profitability in the first half of fiscal 2005.

RESULTS OF OPERATIONS

      Net sales. Net sales for the indicated periods were as follows (dollars in millions):

                   Three months ended
             -----------------------------
             January 1,      December 31,
                2005             2003             Increase
             ----------      -------------     ---------------
Net Sales     $ 287.5          $ 238.5         $ 49.0     21%

      Our net sales increase of 21 percent reflected increased end-market demand in all sectors, but particularly in the wireless infrastructure and wireline/networking sectors, as well as new program wins from both new and existing customers. The net sales growth in the wireless infrastructure sector was broadly based, while the net sales growth in the wireline/networking sector was primarily associated with Juniper, our largest customer, and another key customer of one of our Asian facilities.

      The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the first fiscal quarter of 2005 and 2004 were as follows:

                                   Three months ended
                                --------------------------
                                January 1,    December 31,
                                   2005          2003
                                ----------    ------------
Juniper                             20%           13%
GE Electric Corp.                   11%            *
Top 10 customers                    60%           60%

* Represented less than 10 percent of net sales

      As with sales to most of our customers, sales to our largest customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.

      As noted in the Executive Summary section above, we recently realigned our sector analysis and business development focus. Utilizing the revised sectors, our percentages of net sales by sector for the first fiscal quarter of 2005 and 2004 were as follows:

                                     Three months ended
                                 ----------------------------
                                  January 1,     December 31,
Sector                              2005            2003
------                           -----------     ------------
Wireline/Networking                  39%             41%
Wireless Infrastructure              11%              5%
Medical                              31%             33%
Industrial/Commercial                14%             16%
Defense/Security/Aerospace            5%              5%

      Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                         Three months ended
                       --------------------------
                        January 1,  December 31,
                          2005         2003              Increase
                       ------------ -------------    ----------------
Gross Profit            $ 22.3       $ 19.6          $ 2.7     14%
Gross Margin               7.8%         8.2%

      The improvement in gross profit was primarily due to higher net sales. The gross profit improvements were moderated and gross margins declined, however, as a result of $0.9 million in net inventory adjustments at our Juarez, Mexico facility due to the loss of inventory from theft and other causes, $0.5 million of start-up costs at a new facility in Penang, Malaysia, and $0.3 million of transition expenses and manufacturing inefficiencies related to the phase-out of our Bothell facility.

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

      Operating expenses. Selling and administrative expenses for the indicated periods were as follows (dollars in millions):

                                      Three months ended
                                   --------------------------
                                     January 1,  December 31,
                                       2005         2003              Increase
                                   ------------  -------------   -------------------
Selling and administrative
expense (S&A)                         $ 18.1       $ 16.4          $ 1.7       11%
Percent of sales                         6.3%         6.9%

      The dollar increase in S&A was due to a combination of factors including; increased spending for information technology systems support related to the implementation of our ERP platform, internal and external resources to comply with Section 404 of the Sarbanes Oxley Act of 2002, additional personnel and other administrative expenses to support the revenue growth in Asia. The significant decrease in S&A as a percent of net sales was due primarily to the 21 percent increase in net sales over the comparable prior year period.

      Our common ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. For the first quarter of fiscal 2005, a majority of our net sales were being managed on the ERP platform. We anticipate converting at least one more facility to the common ERP platform in fiscal 2005. Training and implementation costs are expected to continue over the next few quarters as we make system enhancements and convert an additional facility to the common ERP platform. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the common ERP platform, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of January 1, 2005, net property, plant and equipment includes $26.5 million related to the ERP platform, including $0.6 million capitalized in the first quarter of fiscal 2005. We anticipate incurring at least an additional $4.0 million of capital expenditures for the ERP platform through fiscal 2005.

      Restructuring Actions: In the first quarter of fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $0.9 million of which $0.8 million was for additional severance related to the planned closure of the Bothell engineering and manufacturing facility and $0.4 million represented additional impairment on our San Diego facility, which was partially offset by a $0.3 million reduction in a lease obligation for one of our closed facilities near Seattle.

      The planned closure of the Bothell facility was announced in September 2004. As part of our efforts to align our service offering with the evolving preferences of our customers, we are in the process of replicating the focused capabilities of the Bothell facility at other Plexus design and manufacturing locations that have higher productivity. We currently anticipate transferring key customer programs from the Bothell facility to other Plexus locations primarily in the United States. This restructuring will reduce our capacity by 97,000 square feet and affect approximately 160 employees. We currently expect the consolidation efforts will be substantially completed by mid fiscal 2005, subject to customer timelines. We anticipate total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, of which $1.8 million was recorded in the fourth quarter of fiscal 2004, $0.8 million was recorded in the first quarter of fiscal 2005 and $6.7 million is expected to be recorded over the remainder of fiscal 2005. The fiscal 2004 restructuring and impairment costs consisted of $1.5 million for employee terminations and $0.3 million for fixed asset impairments. The first quarter fiscal 2005 restructuring costs of $0.8 million primarily represent additional severance in the form of one-time retention bonuses for key individuals to assist in an orderly transition of programs to other sites. The remaining fiscal year 2005 estimated restructuring costs of $6.7 million consist of approximately $0.5 million for employee terminations, $5.8 million for the facility lease and $0.4 million for other closure costs.

      The San Diego facility, which was closed in fiscal 2003, is an asset financed by a capital lease. Part of that facility was subleased prior to its closing and was recorded at the net present value of its future sublease income. The remainder of the facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in an additional $0.4 million impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of actual future sublease income.

      Finally, in the first quarter of fiscal 2005, we were able to obtain a small sublease for one of two Seattle facilities held under operating leases. Lease-related restructuring costs for the Seattle facilities were initially recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As a result of this new sublease, we reduced a lease obligation for these facilities by $0.3 million.

      Pre-tax restructuring charges for the indicated periods are summarized as follows (in millions):

                                                       Three months ended
                                                  ---------------------------
                                                   January 1,    December 31,
                                                     2005           2003
                                                  ------------  -------------
Severance costs                                      $ 732           $    -
Lease exit costs and other                              28                -
Adjustment to asset impairment
  arising from the sublease of a
  closed facility                                      432                -
Adjustment to lease exit costs
  arising from a sublease of a closed facility        (308)               -
                                                     -----           ------
        Total restructuring costs                    $ 884           $    -
                                                     =====           ======

      As of January 1, 2005, we have a remaining restructuring liability of approximately $10.7 million, of which $2.2 million represents a liability for severance costs primarily associated with the planned closure of our Bothell facility and $8.5 million represents a liability for lease obligations and other exit costs primarily associated with our Seattle facilities. This restructuring liability does not include the additional restructuring costs that we expect to record over the remainder of fiscal 2005. As of January 1, 2005, the $2.2 million liability for accrued severance costs and $3.3 million of the liability for lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through June 2008.

      Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                                        Three months ended
                                    -------------------------
                                    January 1,   December 31,
                                      2005           2003
                                    -----------  ------------
Income tax expense (benefit)        $      0.3    $      0.6
Effective tax rate                           8%           20%

      The decrease in the effective tax rate is due primarily to our use of net operating loss carryforwards in the U.S. Although we established a full valuation allowance on our U.S. deferred income tax assets in the fourth quarter of fiscal 2004, we are able to utilize our net operating loss carry forwards to offset taxable income in the U.S., thereby contributing to the lower effective tax rate in the current quarter. Expanding operations in Asia, where we benefit from tax holidays, also contributed to the lower effective tax rate in the current quarter. During the first quarter of fiscal 2005, we were advised by the Malaysian government that our tax-free status in that country had been extended until December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities. Cash flows used in operating activities were $4.5 million for the three months ended January 1, 2005, compared to cash flows used in operating activities of $16.9 million for the three months ended December 31, 2003. During the three months ended January 1, 2005, cash used in operating activities was primarily driven by increased accounts receivable and inventory and decreased accrued liabilities, offset, in part, by earnings, after adjusting for the non-cash effect of depreciation and amortization, and increased accounts payable.

      As of January 1, 2005, days sales outstanding in accounts receivable decreased slightly to 49 days from 52 days at the prior year-end. Annualized inventory turns declined to 5.7 turns for the three months ended January 1, 2005 from 6.2 turns for the prior year-end. Inventories increased $25.3 million from September 30, 2004, primarily for the purchase of raw materials to support new programs and new customers, as well as the establishment of certain buffer stock to support a transition to new supply chain programs that we are putting in place. In addition, finished goods inventory increased as a result of certain new customer programs that required us to maintain finished products. These inventory increases were offset, in part, by lower levels of work-in-process, which resulted from lean manufacturing initiatives.

      Investing Activities. Cash flows used in investing activities totaled $0.1 million for the three months ended January 1, 2005. The primary uses were for additions to property, plant and equipment (principally software), offset, in part, by sales and maturities of short-term investments.

      We utilized available cash and our revolving credit facility as the primary means of financings our operating requirements. We utilize operating leases primarily in situations where concerns about technical obsolescence outweigh the benefits of direct ownership. We currently estimate capital expenditures for fiscal 2005 to be in the range of $25 million to $28 million, of which $4.1 million was made during the first quarter of fiscal 2005.

      Financing Activities. Cash flows provided by financing activities totaled $6.3 million for the three months ended January 1, 2005, and primarily represented the net proceeds from borrowings and repayments on our revolving credit facility.

      Our secured revolving credit facility, as amended (the "Secured Credit Facility"), allows us to borrow up to $150 million from a group of banks. Borrowing under the Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a minimum adjusted EBITDA, a maximum total leverage ratio (not to exceed 2.5 times adjusted EBITDA) and a minimum tangible net worth, all as defined in the agreement.

      We believe that our Secured Credit Facility, leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2005. However, the growth anticipated for fiscal 2005 may increase our working capital needs. As those needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be sure that we will be able to make any such arrangements on acceptable terms.

      We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 1, 2005 (in thousands):

                                                                       Payments Due by Fiscal Period
                                                    -------------------------------------------------------------
                                                               Remaining in                             2010 and
  Contractual Obligations                             Total       2005         2006-2007    2008-2009  thereafter
  ------------------------                          -------------------------------------------------------------
 Long-Term Debt Obligations                         $   7,000  $          -    $       -    $   7,000  $        -
 Capital Lease Obligations                             41,410         2,617        6,140        6,363      26,290
 Operating Lease Obligations*                          74,409        11,069       23,448       15,291      24,601
 Purchase Obligations**                               178,850       178,850            -            -           -
 Other Long-Term Liabilities on the
    Balance Sheet***                                   15,680         4,637        4,897        1,165       4,981
Other Long-Term Liabilities not on the
    Balance Sheet****                                   1,500           375        1,000          125           -
                                                    ---------  ------------    ---------    ---------  ----------
  Total Contractual Cash Obligations                $ 318,849  $    197,548    $  35,485    $  29,944  $   55,872
                                                    =========  ============    =========    =========  ==========

* - As of January 1, 2005, operating lease obligations include future payments totaling $5.3 million related to lease exit costs that are included in other long-term liabilities on the balance sheet. The lease exit costs were accrued as a restructuring cost.

** - As of January 1, 2005, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

*** - As of January 1, 2005, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former executives, executive officers and other key employees and restructuring obligations for lease exit costs.

**** - As of January 1, 2005, other long-term obligations not on the balance sheet consist of a salary commitment to an officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in our 2004 Report on Form 10-K. During the first quarter of fiscal 2005, there were no material changes to these policies. Our more critical accounting policies are as follows:

      Impairment of Long-Lived Assets - We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows that the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including sales and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reductions in anticipated future performance of the asset, or industry demand, and the restructuring of our operations. See Note 10 in Notes to Condensed Consolidated Financial Statements for discussion of additional impairment recorded in the first quarter of fiscal 2005 on our closed San Diego facility.

      Intangible Assets - Under SFAS No. 142, "Goodwill and Other Intangible Assets," beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but, instead, test those assets for impairment at least annually with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment loss has occurred.

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

      Sales are recorded net of estimated returns of manufactured product based on management's analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling, if applicable. The corresponding shipping and handling costs are included in cost of sales.

      Restructuring Costs - From fiscal 2002 through the first quarter of fiscal 2005, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased, the estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of January 1, 2005, we have one significant Seattle facility remaining which has not yet been subleased; In fiscal 2004, based on the remaining term available to lease two of our Seattle facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, additional lease-related restructuring costs were recorded in fiscal 2004. If we were able to sublease the remaining Seattle facility, we would record a favorable adjustment to restructuring costs, as was the case in the first quarter of fiscal 2005, when we recorded a $0.3 million favorable adjustment to restructuring costs as a result of entering into a small sublease for one of the Seattle facilities. See Note 10 in Notes to Condensed Consolidated Financial Statements.

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

      For leased facilities being abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See
Note 10 in the Notes to Condensed Consolidated Financial Statements.

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

      Income Taxes - Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in the fourth quarter of fiscal 2004, we are able to utilize our net operating loss carryforwards to offset taxable income in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." The American Jobs Creation Act of 2004 (the "Act") became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company's home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is presently reviewing this new legislation to determine the impacts on the Company's consolidated results of operations and financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in its fourth quarter of fiscal year 2005. Currently, the Company accounts for its stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in the Company's consolidated results of operations. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on the Company's financial condition and will not affect consolidated cash flows, but it is expected to have a significant adverse effect on its consolidated results of operations.

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

      - local events, such as holidays, that may affect our production volume

      -     credit ratings and securities analysts' reports and

      -     changes in economic conditions and world events.

      The EMS industry is impacted by the state of the U.S. and global economies and world events. A slow down or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results. Historically, we have seen periods, such as in fiscal 2003 and 2002, that our sales were adversely affected by a slowdown in the wireline/networking and wireless infrastructure sectors, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influenced our net sales and margins.

      Net sales to customers in the wireline/networking sector have increased significantly in recent quarters. When an increasing percentage of our net sales is made to customers in a particular sector, we become more dependent upon the performance of that industry and the economic and business conditions that affect it.

      Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

      Sales to our two largest customers represented 20 percent and 11 percent, respectively, of our net sales in first quarter of fiscal 2005. Our largest customer in the first quarter of fiscal 2005 represented 13 percent of our net sales in the first quarter of fiscal 2004. We had no other customers that represented 10 percent or more of net sales in either period. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent of our net sales in each of the three month periods ended January 1, 2005 and December 31, 2003. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES OR DELAY PRODUCTION.

      EMS companies must provide rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers' products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer or by a group of customers could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.

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

FAILURE TO MANAGE CONTRACTION AND GROWTH, IF ANY, MAY SERIOUSLY HARM OUR
BUSINESS.

      Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create tensions and challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the recent announcement to close the Bothell facility in fiscal 2005, and the related reduction in the number of employees can affect our expenses and, therefore, our short-term and long-term results.

      We intend to be completed with the closure of our Bothell facility by mid fiscal 2005. The exact timing of that closure will depend upon the arrangements for transitioning customer programs. Although we work to minimize the potential effects of any such transition, there are inherent risks that such a transition can result in the disruption of programs and customer relationships.

      We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of January 1, 2005, facilities representing the majority of our net sales are currently managed on the common ERP platform. We anticipate converting at least one more facility to the common ERP platform in fiscal 2005. The conversion timetable and project scope remain subject to change based upon our evolving needs and sales levels. During fiscal 2004, we recorded a $1.7 million impairment of certain components of our ERP platform, which primarily resulted from a change in our deployment strategy for a shop floor data-collection system. Some elements of the shop-floor data-collection system will not be deployed because the originally anticipated business benefits could not be realized. The remaining elements of the shop floor data-collection system are still under evaluation. As of January 1, 2005, the capitalized costs of the remaining elements of the shop floor data system total approximately $3.8 million. A change in the scope of this project could result in impairment of the remaining elements of the shop floor data-collection system. As of January 1, 2005, overall ERP investments included in net property, plant and equipment totaled $26.5 million and we anticipate incurring at least an additional $4.0 million in capital expenditures for the ERP platform through fiscal 2005; changes in the scope of the ERP platform could result in impairment of these capitalized costs.

      Due to the rapid sales growth in fiscal 2004, we experienced a significant need for additional employees and facilities. We added many employees around the world, and we are currently expanding our operations in Penang, Malaysia. Our response to these changes in business conditions in fiscal 2004, compared to the two previous fiscal years, resulted in additional costs to support our growth. If we are unable to effectively manage the growth anticipated for fiscal 2005, our operating results could be adversely affected.

           In addition, to meet our customers' needs or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers' needs and market conditions can vary and change rapidly, we may find ourselves in a situation (such as occurred in the first quarter of fiscal 2005) where we simultaneously experience the effects of contraction in one location while incurring the costs of expansion in another.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

      We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we expanded our operations in Malaysia, and we may in the future expand in these and/or into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

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

      In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our Mexican-based operation utilizes the Maquiladora program, which provides reduced tariffs and eases import regulations, and we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatment from these governments for approximately 10 years and 9 years, respectively, which may or may not be renewed.

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

OUR MANUFACTURING SERVICES INVOLVE INVENTORY RISK.

      Most of our contract manufacturing services are provided on a turnkey basis, where we purchase some or all of the required materials. These services involve greater resource investment and inventory risk than consignment services, where the customer provides these materials. Accordingly, component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.

      In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, fiscal 2004, as well as the first quarter of fiscal 2005, saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

      In addition, we provide a managed inventory program under which we hold and manage finished goods inventory for some of our key customers. The managed inventory program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial risk with such customers, even though our customers will have contractual obligations to purchase the inventory from us.

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

      In addition, our medical device business, which represented approximately 31 percent of our net sales in the first quarter of fiscal 2005, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

      In recent periods, our sales related to the defense/security/aerospace sector have begun to increase. Companies that design and manufacture for this sector face governmental and other requirements that could materially affect their financial condition and results of operations.

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

OUR BUSINESS IN THE WIRELINE/NETWORKING AND WIRELESS INFRASTRUCTURE SECTORS COULD BE SLOWED BY FURTHER GOVERNMENT REGULATION OF THE COMMUNICATIONS INDUSTRY.

      The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to extensive regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term consumer demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

      We maintain a Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million. However, we cannot be sure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

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

RECENTLY ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE COSTS.

      The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated new rules in a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

IF WE REACH OTHER THAN AN AFFIRMATIVE CONCLUSION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF SEPTEMBER 30, 2005 AND FUTURE YEAR-ENDS AS REQUIRED BY THE SECTION 404 OF THE SARBANES-OXLEY ACT, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF THE OUR COMMON STOCK.

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

      We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if we and/or our independent auditors determine that there are material weaknesses regarding the design or operating effectiveness of our internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. A weakness in our stock price could mean that investors will not be able to sell their shares at or above the prices that they paid. A weakness in stock price could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

FOREIGN CURRENCY RISK

      We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of January 1, 2005, we had no foreign currency contracts outstanding.

      In the first quarter of fiscal 2005 and 2004, we had net sales of approximately 8 percent and 11 percent, respectively, denominated in currencies other than the U.S. dollar. In the first quarter of fiscal 2005 and 2004, we had total costs of approximately 13 percent and 14 percent, respectively, denominated in currencies other than the U.S. dollar. During the first quarter of fiscal 2005, we benefited from approximately $0.3 million of foreign exchange gains due to the strengthening of the Pound Sterling in the United Kingdom. We do not expect this gain to recur unless the Pound continues to strengthen against the U.S. Dollar.

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

      Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in the three months ended January 1, 2005 and December 31, 2003.

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

      Internal Control Over Financial Reporting: During the first quarter of fiscal 2005, the Company's internal controls identified inventory shortages at its Juarez, Mexico ("Juarez") facility that were attributed to a combination of theft and lack of adherence to certain inventory control procedures. To improve physical security of the inventory in Juarez, the Company has segregated high-dollar inventory parts into a more secure area within the facility, limited access into secured inventory locations and increased the utilization of its El Paso, Texas ("El Paso") warehouse for storage of components. Management is also evaluating other enhancements to general security at its Juarez facility. To modify/strengthen inventory control procedures, the Company is increasing the extent of its cycle counting, kitting more inventory from the El Paso warehouse rather than in the Juarez facility, reducing the number of physical locations where inventory is stored in the facility, limiting access to physical inventory locations and limiting system access to certain types of inventory transactions. There have been no other significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company is currently undergoing a comprehensive effort to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year-end September 30, 2005. This effort includes documenting and testing of internal controls. During the course of these activities, the Company has identified certain other internal control issues which management believes should be improved. The Company is making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

      The matters noted herein have been discussed with the Company's Audit Committee. The Company believes that it is taking the necessary steps to monitor and maintain appropriate internal control during periods of change.

                           PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS

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

2/10/05                    /s/ Dean A. Foate
---------                  --------------------
  Date                     Dean A. Foate
                           President and Chief Executive Officer

2/10/05                    /s/ F. Gordon Bitter
---------                  --------------------
  Date                     F. Gordon Bitter
                           Vice President and
                           Chief Financial Officer