Form 10-Q
period 2005-04-02
PLEXUS CORP
filed 2005-05-12
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                       For the Quarter ended April 2, 2005

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

                      Yes [X]                    No [ ]

      As of May 6, 2005 there were 43,358,354 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  April 2, 2005

PART I.  FINANCIAL INFORMATION..................................................................................      3

         Item 1.  Consolidated Financial Statements.............................................................      3
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)...............      3
                  CONDENSED CONSOLIDATED BALANCE SHEETS.........................................................      4
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................      5
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........................................      6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........     13
                  "SAFE HARBOR" CAUTIONARY STATEMENT............................................................     13
                  OVERVIEW......................................................................................     13
                  EXECUTIVE SUMMARY.............................................................................     13
                  INDUSTRY SECTORS..............................................................................     14
                  RESULTS OF OPERATIONS.........................................................................     15
                  LIQUIDITY AND CAPITAL RESOURCES...............................................................     19
                  CONTRACTUAL OBLIGATIONS AND COMMITMENTS.......................................................     20
                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES.................................................     20
                  NEW ACCOUNTING PRONOUNCEMENTS.................................................................     22
                  RISK FACTORS..................................................................................     23
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................     31

         Item 4.  Controls and Procedures.......................................................................     31

PART II - OTHER INFORMATION.....................................................................................     33

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................     33

         Item 6.  Exhibits......................................................................................     33

SIGNATURES......................................................................................................     34

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                                  Three Months Ended            Six Months Ended
                                               ------------------------      ------------------------
                                                April 2,      March 31,      April 2,       March 31,
                                                 2005            2004          2005            2004
                                               ---------      ---------      ---------      ---------
Net sales                                      $ 305,486      $ 254,272      $ 592,966      $ 492,735
Cost of sales                                    279,941        233,091        545,126        451,927
                                               ---------      ---------      ---------      ---------

  Gross profit                                    25,545         21,181         47,840         40,808

Operating expenses:
  Selling and administrative expenses             19,243         16,422         37,317         32,778
  Restructuring and impairment costs              10,634              -         11,518              -
                                               ---------      ---------      ---------      ---------
                                                  29,877         16,422         48,835         32,778
                                               ---------      ---------      ---------      ---------

  Operating income (loss)                         (4,332)         4,759           (995)         8,030

Other income (expense):
  Interest expense                                  (891)          (730)        (1,762)        (1,393)
  Miscellaneous                                      376            310          1,195            826
                                               ---------      ---------      ---------      ---------

  Income (loss) before income taxes               (4,847)         4,339         (1,562)         7,463

Income tax expense (benefit)                        (388)           868           (125)         1,493
                                               ---------      ---------      ---------      ---------

  Net income (loss)                            $  (4,459)     $   3,471      $  (1,437)     $   5,970
                                               =========      =========      =========      =========

Earnings per share:
   Basic                                       $   (0.10)     $    0.08      $   (0.03)     $    0.14
                                               =========      =========      =========      =========
   Diluted                                     $   (0.10)     $    0.08      $   (0.03)     $    0.14
                                               =========      =========      =========      =========

Weighted average shares outstanding:
   Basic                                          43,315         42,962         43,252         42,806
                                               =========      =========      =========      =========
   Diluted                                        43,315         44,157         43,252         43,969
                                               =========      =========      =========      =========

Comprehensive income (loss):
   Net income (loss)                           $  (4,459)     $   3,471      $  (1,437)     $   5,970
   Foreign currency translation adjustments       (2,982)         1,752          1,314          6,575
                                               ---------      ---------      ---------      ---------
Comprehensive income (loss)                    $  (7,441)     $   5,223      $    (123)     $  12,545
                                               =========      =========      =========      =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                                  April 2,      September 30,
                                                                                    2005             2004
                                                                                -----------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $    36,119      $    40,924
    Short-term investments                                                                -            4,005
    Accounts receivable, net of allowance of $2,800
     and $2,000, respectively                                                       171,458          148,301
    Inventories                                                                     172,379          173,518
    Deferred income taxes                                                               208            1,727
    Prepaid expenses and other                                                       10,070            5,972
                                                                                -----------      -----------
                   Total current assets                                             390,234          374,447

Property, plant and equipment, net                                                  122,497          129,586
Goodwill                                                                             35,199           34,179
Deferred income taxes                                                                 1,210                -
Other                                                                                 8,101            7,496
                                                                                -----------      -----------

                   Total assets                                                 $   557,241      $   545,708
                                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations             $     2,077      $       811
    Accounts payable                                                                109,905          100,588
    Customer deposits                                                                11,303           11,952
    Accrued liabilities:
       Salaries and wages                                                            19,758           26,050
       Other                                                                         22,167           19,686
                                                                                -----------      -----------

                   Total current liabilities                                        165,210          159,087

Long-term debt and capital lease obligations, net of current portion                 22,638           23,160
Other liabilities                                                                    14,911           12,048
Deferred income taxes                                                                 1,760                -

Commitments and contingencies (Note 10)                                                   -                -

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
       none issued or outstanding                                                         -                -
    Common stock, $.01 par value, 200,000 shares authorized, 43,330
       and 43,184 shares issued and outstanding, respectively                           433              432
    Additional paid-in capital                                                      269,356          267,925
    Retained earnings                                                                69,823           71,260
    Accumulated other comprehensive income                                           13,110           11,796
                                                                                -----------      -----------

                                                                                    352,722          351,413
                                                                                -----------      -----------

                    Total liabilities and shareholders' equity                  $   557,241      $   545,708
                                                                                ===========      ===========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                                 Six Months Ended
                                                                            ---------------------------
                                                                              April 2,       March 31,
                                                                                2005           2004
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $    (1,437)    $     5,970
Adjustments to reconcile net income (loss) to net cash
  flows from operating activities:
    Depreciation and amortization                                                12,435          12,821
    Non-cash asset impairments                                                    4,292               -
    Deferred income taxes, net                                                      405           8,647
    Income tax benefit of stock option exercises                                      -           1,117
    Changes in assets and liabilities:
       Accounts receivable                                                      (22,222)        (24,256)
       Inventories                                                                2,029         (59,855)
       Prepaid expenses and other                                                (2,959)           (343)
       Accounts payable                                                           8,817          18,947
       Customer deposits                                                           (675)          1,067
       Accrued liabilities and other                                             (1,389)          2,293
                                                                            -----------     -----------

         Cash flows used in operating activities                                   (704)        (33,592)
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities of short-term investments                                    4,005          11,622
Payments for property, plant and equipment                                       (8,601)         (6,338)
                                                                            -----------     -----------

         Cash flows provided by (used in) investing activities                   (4,596)          5,284
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                               15,000          73,752
Payments on debt                                                                (15,961)        (58,151)
Payments on capital lease obligations                                              (684)           (450)
Proceeds from exercise of stock options                                             214           2,987
Issuances of common stock                                                         1,218             974
                                                                            -----------     -----------

         Cash flows provided by (used in) financing activities                     (213)         19,112
                                                                            -----------     -----------

Effect of foreign currency translation on cash and cash
      equivalents                                                                   708           1,589
                                                                            -----------     -----------

Net decrease in cash and cash equivalents                                        (4,805)         (7,607)
Cash and cash equivalents:
       Beginning of period                                                       40,924          58,993
                                                                            -----------     -----------
       End of period                                                        $    36,119     $    51,386
                                                                            ===========     ===========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 2, 2005
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of April 2, 2005 and its results of operations for the three and six months ended April 2, 2005, and the three and six months ended March 31, 2004 and its cash flows for the same three month and six month periods.

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

      Effective October 1, 2004, the Company's fiscal year now ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to adopt a "4-4-5" accounting system for the "monthly" periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the second quarter of fiscal 2005 and 2004 each included 91 days. The accounting periods for the six months ended April 2, 2005 and March 31, 2004 included 184 days and 183 days, respectively.

NOTE 2 - INVENTORIES

      The major classes of inventories are as follows (in thousands):

                                                 April 2,     September 30,
                                                   2005            2004
                                                 --------     -------------
Raw materials                                    $104,392       $115,094
Work-in-process                                    32,262         32,898
Finished goods                                     35,725         25,526
                                                 --------        -------
                                                 $172,379       $173,518
                                                 ========       ========

NOTE 3 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      The Company is a party to a secured revolving credit facility (as amended, the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $150 million and expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of April 2, 2005, we had no borrowings outstanding. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, a maximum total leverage ratio (not to exceed 2.5 times the adjusted EBITDA) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company's then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.3 million, which have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $0.3 million and $0.6 million for the three and six months ended April 2, 2005, respectively, and $0.2 million and $0.3 million for the for the three and six months ended March 31, 2004, respectively.

NOTE 4 - EARNINGS PER SHARE

      The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months Ended        Six Months Ended
                                                            ----------------------   ----------------------
                                                             April 2,    March 31,    April 2,    March 31,
                                                              2005         2004        2005          2004
                                                            ---------    ---------   ---------    ---------
Earnings:
     Net income (loss)                                      $  (4,459)   $   3,471   $  (1,437)   $   5,970
                                                            =========    =========   =========    =========

Basic weighted average common shares outstanding               43,315       42,962      43,252       42,806
Dilutive effect of stock options                                    -        1,195           -        1,163
                                                            ---------    ---------   ---------    ---------
Diluted weighted average shares outstanding                    43,315       44,157      43,252       43,969
                                                            =========    =========   =========    =========

Basic and diluted earnings per share:
    Net income (loss)                                       $   (0.10)   $    0.08   $   (0.03)   $    0.14
                                                            =========    =========   =========    =========

      For both the three and six months ended April 2, 2005, stock options to purchase approximately 4.7 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because there was a net loss in the period, and therefore their effect would be anti-dilutive.

      For both the three and six months ended March 31, 2004, stock options to purchase approximately 1.8 million shares of common stock were outstanding, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.

NOTE 5 - STOCK-BASED COMPENSATION

      The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per-share data as if the fair value-based method in Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," had been used to account for stock-based compensation. The following presents pro forma net income (loss) and per-share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per-share amounts):

                                                     Three Months Ended        Six Months Ended
                                                    ---------------------    ---------------------
                                                    April 2,    March 31,    April 2,    March 31,
                                                      2005         2004        2005        2004
                                                    --------    ---------    --------    ---------
Net income (loss) as reported                       $ (4,459)   $   3,471    $ (1,437)   $   5,970

Add: stock-based employee compensation expense
included in reported net loss, net of related
income tax effect                                          -            -           -            -

Deduct: total stock-based employee compensation
expense determined under fair value based
method, net of related tax effects                      (782)        (975)     (2,941)      (2,928)
                                                    --------    ---------    --------    ---------

Pro forma net income (loss)                         $ (5,241)   $   2,496    $ (4,378)   $   3,042
                                                    ========    =========    ========    =========

Earnings per share:
     Basic, as reported                             $  (0.10)   $    0.08    $  (0.03)   $    0.14
                                                    ========    =========    ========    =========
     Basic, pro forma                               $  (0.12)   $    0.06    $  (0.10)   $    0.07
                                                    ========    =========    ========    =========

     Diluted, as reported                           $  (0.10)   $    0.08    $  (0.03)   $    0.14
                                                    ========    =========    ========    =========
     Diluted, pro forma                             $  (0.12)   $    0.06    $  (0.10)   $    0.07
                                                    ========    =========    ========    =========

Weighted average shares:
     Basic, as reported and pro forma                 43,315       42,962      43,252       42,806
                                                    ========    =========    ========    =========

     Diluted, as reported                             43,315       44,157      43,252       43,969
                                                    ========    =========    ========    =========
     Diluted, pro forma                               43,315       43,466      43,252       43,623
                                                    ========    =========    ========    =========

      On May 11, 2005, the Compensation Committee of the Company's Board of Directors approved accelerating the vesting of approximately 660,000 shares of unvested stock options with exercise prices per share of $12.33 or higher outstanding under the Company's stock plans. The options have a range of exercise prices of $12.53 to $27.37 and a weighted average exercise price of $15.18. The closing price of the Company's common stock on May 11, 2005, the effective date of the acceleration, was $12.33. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95" (see Note 11). The aggregate pre-tax expense associated with the accelerated options would have been approximately $5.0 million, of which $2.8 million and $1.0 million would have been reflected in the Company's consolidated statements of operations in fiscal years 2006 and 2007, respectively.

NOTE 6 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2004 and the six months ended April 2, 2005 are as follows (amounts in thousands):

Balance as of October 1, 2003                                   $  32,269
 Foreign currency translation adjustments                           1,910
                                                                ---------
Balance as of September 30, 2004                                   34,179
 Foreign currency translation adjustments                           1,020
                                                                ---------
Balance as of April 2, 2005                                     $  35,199
                                                                =========

      The Company performs goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment has occurred.

NOTE 7 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

      The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of April 2, 2005 the Company had 18 active manufacturing and/or engineering facilities in North America, Europe and Asia to serve these OEMs. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                                                  Three Months Ended                     Six Months Ended
                                          --------------------------------         ----------------------------
                                          April 2, 2005          March 31,           April 2,           March 31,
                                               2005                2004               2005                2004
                                          -------------         ----------         -----------         -----------
Net sales:
                       North America      $     241,071         $  202,310         $   472,089         $   396,005
                       Europe                    29,740             26,598              53,360              53,751
                       Asia                      34,675             25,364              67,517              42,979
                                          -------------         ----------        ------------         -----------
                                          $     305,486         $  254,272         $   592,966         $   492,735
                                          =============         ==========        ============         ===========

                                           April 2,           September 30,
                                             2005                 2004
                                          -----------         -------------
Long-lived assets:
                       North America      $  101,122          $     108,697
                       Europe                 37,096                 35,837
                       Asia                   19,478                 19,231
                                          -----------         -------------
                                          $  157,696          $     163,765
                                          ===========         =============

      Long-lived assets as of April 2, 2005 and September 30, 2004 exclude other non-operating long-term assets totaling $9.3 million and $7.5 million, respectively.

      Juniper Networks, Inc. ("Juniper") accounted for 20 percent of net sales for both the three months and six months ended April 2, 2005. In addition, General Electric Corp. accounted for 10 percent of net sales for the six months ended April 2, 2005. Juniper accounted for 13 percent of net sales for both the three months and six months ended March 31, 2004. No other customers accounted for 10 percent or more of net sales in either period.

NOTE 8 - GUARANTEES

      The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' end-customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company's adherence to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.

      In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed-upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company's obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company's warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

      The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and includes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Below is a table summarizing the activity related to the Company's limited warranty liability for the six months ended April 2, 2005 and March 31, 2004 (in thousands):

                                                            Six months ended
                                                      ---------------------------
                                                       April 2,         March 31,
                                                         2005             2004
                                                      ----------        ---------
Balance at beginning of period                        $      933        $     985
Accruals for warranties issued during the period              41               55
Settlements (in cash or in kind) during the period           (20)            (174)
                                                      ----------        ---------
Balance at end of period                              $      954        $     866
                                                      ==========        =========

NOTE 9 - CONTINGENCIES

      The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys' fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has appealed this ruling and the initial appeal hearing is set for June 6, 2005. The lawsuit against the Company remains stayed pending the outcome of that appeal. The Company believes the vendors from which the alleged patent-infringing equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of Lemelson's actions in other parallel cases, it appears that the primary objective of Lemelson is to cause other parties to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows.

      In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 10 - RESTRUCTURING AND IMPAIRMENT COSTS

      For the six months ended April 2, 2005, the Company recorded pre-tax restructuring and impairment costs totaling $11.5 million, of which $10.6 million and $0.9 million was recorded in the second quarter and first quarter of fiscal 2005, respectively.

      The Company's most significant restructuring costs in the first six months of fiscal 2005 were associated with the closure of its Bothell, Washington ("Bothell") engineering and manufacturing facility, which was announced in September 2004. The Company transferred key customer programs from the Bothell facility to other Plexus locations primarily in the United States. This restructuring reduced the Company's capacity by 97,000 square feet and affected approximately 160 employees. The Company substantially completed its consolidation efforts during the second quarter of fiscal 2005. The Company incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.2 million, which consisted of the following:

            - $1.8 million was recorded in the fourth quarter of fiscal 2004 and consisted of $1.5 million for employee terminations and $0.3 million for fixed asset impairments;

            - $0.7 million was recorded in the first quarter of fiscal 2005, and primarily represented additional severance in the form of retention bonuses for key individuals to assist in an orderly transition of programs to other sites;

            - $6.7 million was recorded in the second quarter of fiscal 2005 and consisted of approximately $6.2 million for the facility lease, $0.4 million for additional severance in the form of retention bonuses and $0.1 million for other closure costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.

      During the second quarter of fiscal 2005, the Company recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system. The Company recorded a $1.8 million impairment related to the shop floor data-collection system in the fourth quarter of fiscal 2004 when the Company determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, the Company extended a maintenance and support agreement through April 2005 to provide the Company additional time to evaluate the remaining elements of the shop floor data-collection system. Based on the Company's evaluation, and as part of the preparation of the financial statements, the Company determined that the shop floor data-collection system was impaired. The Company determined it would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized.

      During the second quarter of fiscal 2005, the Company also recorded other restructuring and impairment costs of approximately $0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million in asset impairments in the Juarez, Mexico ("Juarez") facility. The Juarez workforce reduction affected approximately 50 employees. The second quarter fiscal 2005 restructuring costs were offset, in part, by a $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah, Wisconsin ("Neenah"). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, during the second quarter of fiscal 2005, the Company reactivated use of the warehouse.

      In the first quarter of fiscal 2005, the Company recorded pre-tax restructuring costs of $0.9 million, of which $0.8 million was primarily associated with the planned closure of the Bothell facility, as noted above, and $0.4 million represented additional impairment on the Company's closed San Diego facility, partially offset by a $0.3 million reduction in lease obligations for one of the Company's other closed facilities near Seattle, Washington ("Seattle").

      The Company closed its San Diego facility in fiscal 2003; however, part of that facility was subleased prior to its closing. The San Diego facility was acquired under a capital lease. Accordingly, the subleased portion of the facility was recorded at the net present value of actual future sublease income. The remainder of facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, the Company subleased the remaining part of the San Diego facility, which resulted in an additional $0.4 million impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income.

      Finally, in the first quarter of fiscal 2005, the Company was able to sublease one of its two closed Seattle facilities, both of which were accounted for as operating leases. Lease-related restructuring costs for the Seattle facilities were initially recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As a result of the new sublease, the Company reduced its lease obligation for these facilities by $0.3 million. EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.

      Fiscal year 2004 restructuring activities that occurred subsequent to March 31, 2004 and remaining fiscal year 2003 restructuring activities for which a liability remained at September 30, 2004 included severance costs associated with the planned closure of the Company's Bothell facility, lease obligations associated with the Company's Seattle facilities, and other costs associated with refocusing the Company's PCB design group.

      The table below summarizes the Company's restructuring obligations as of April 2, 2005 (in thousands):

                               EMPLOYEE       LEASE OBLIGATIONS
                            TERMINATION AND    AND OTHER EXIT    NON-CASH ASSET
                            SEVERANCE COSTS        COSTS          WRITE-DOWNS     TOTAL
                            ---------------   -----------------  --------------  --------
Accrued balance, September
30, 2004                      $    2,019       $         9,760     $       -     $ 11,779

Restructuring costs                  732                    28             -          760
Adjustment to provisions               -                  (308)          432          124
Amounts utilized                    (569)                 (963)         (432)      (1,964)
                              ----------       ---------------     ---------     --------

Accrued balance,
January 1, 2005                    2,182                 8,517             -       10,699

Restructuring costs                  782                 6,358         3,923       11,063
Adjustment to provisions              23                  (389)          (63)        (429)
Amounts utilized                  (1,408)                 (803)       (3,860)      (6,071)
                              ----------       ---------------     ---------     --------

April 2, 2005                 $    1,579       $        13,683     $       -     $ 15,262
                              ==========       ===============     =========     ========

      As of April 2, 2005, all of the accrued severance costs and $4.5 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through October 2012.

      NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which indicates that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt this statement in its first quarter of fiscal 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment:
An Amendment of FASB Statements No. 123 and 95." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006. Currently, the Company accounts for its stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in the Company's consolidated results of operations. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company's financial condition and will not affect consolidated cash flows, but it is expected to have a significant adverse effect on its consolidated results of operations if stock options remain an important element of long-term compensation.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

      The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including "believe," "expect," "intend," "anticipate" and similar words and concepts), including discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:

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

EXECUTIVE SUMMARY

      Overall revenues in the second quarter of fiscal 2005 increased approximately $51.2 million, or 20 percent over the comparable prior year period. Overall revenues throughout the first six months of fiscal 2005 increased approximately $100.2 million, or 20 percent, over the comparable prior year period. Although all end-markets showed an increase, the largest net sales gains were in the wireline/networking, wireless infrastructure and medical industries in the three months and six months ended April 2, 2005. (See below for a description of our revised customer industry analysis.)

      Our largest customer remains Juniper Networks Inc. ("Juniper"), which represented 20 percent of our overall net sales for both the three and six months ended April 2, 2005. This was a significant increase from the 13 percent of our overall net sales that Juniper represented in both of the comparable prior year periods. This increased percentage stemmed from new programs related to an acquisition made by Juniper. In addition, General Electric Corp. ("GE") accounted for 10 percent of net sales during the first six months of fiscal 2005. The percentage of net sales represented by our ten largest customers rose to 59 percent for both the three and six months ended April 2, 2005 compared to 55 percent and 56 percent for the comparable prior year periods.

      Although net sales were substantially ahead of the comparable prior year period, the increase in gross profits in the second quarter of fiscal 2005 was moderated by manufacturing inefficiencies at certain of our sites and start-up costs of $0.4 million related to a new facility in Penang, Malaysia, which commenced manufacturing activities in the first quarter of fiscal 2005. Additionally, manufacturing inefficiencies and incremental costs associated with transitioning programs from the closure of the Bothell facility and continued near-term weakness at certain of our sites have also impaired our overall profitability in the first half of fiscal 2005.

      Selling and administrative expenses for the three months ended April 2, 2005 included $0.8 million in bad debt expense associated with an increase in our allowance for doubtful accounts for a small customer that encountered a liquidity problem during the quarter. The comparable prior year period included a $1.1 million recovery of accounts receivable that had been either written off or reserved in prior periods.

      During the second quarter of fiscal 2005, we incurred $10.6 million of restructuring and impairment costs, the largest element of which was $6.7 million associated with the accrual of lease obligations and additional severance costs related to the closure of the Bothell facility. In addition, we recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system, as the anticipated benefits of this software could not be realized.

      The income tax rate in the first six months of fiscal 2005 was 8 percent, which compared favorably to the 20 percent effective tax rate in the comparable period of the prior year. The low income tax rate in the current year is primarily due to the prior year establishment of a full valuation allowance on U.S. deferred income tax assets, as well as tax holidays in Malaysia and China. The low income tax rate in the comparable period of the prior year reflects tax holidays in Malaysia and China as well as our utilization of net operating loss carry-forwards in the U.S.

      During the balance of fiscal 2005, our primary objective remains to improve profitability. We remain intensely focused on working capital utilization and return on capital employed. Based on customer indications of expected demand and management estimates of new program wins, we are increasingly confident about achieving near the high end of our previously announced net sales growth target for full fiscal 2005 of approximately 15 percent to 18 percent over fiscal 2004. We currently expect third quarter of fiscal 2005 sales to be in the range of $305 million to $315 million; however, our results will ultimately depend on actual levels of customer orders. These future orders may be less than we expect due to many factors, including those that we discuss under "Risk Factors" below. We expect our overall profitability to continue to be affected through the third quarter of fiscal 2005 by manufacturing inefficiencies at certain of our sites. In addition, the initial stages of production in the new facility in Penang have affected our overall profitability through the second quarter of fiscal 2005, and the effects are expected to continue into the third quarter, but to a lesser extent.

INDUSTRY SECTORS

      We recently realigned our end-market sector analysis to better reflect our business development focus. Consequently, our comparative net sales by end-market, or industry, as shown in the Results of Operations section herein, have been reclassified to reflect the new sector categorization, which we previously disclosed [ in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2005], and which is described below:

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

RESULTS OF OPERATIONS

      Net sales. Net sales for the indicated periods were as follows (dollars in millions):

       Three months ended                          Six months ended
       -------------------                       ---------------------
       April 2,  March 31,       Increase/       April 2,    March 31,     Increase/
         2005      2004         (Decrease)         2004        2003        (Decrease)
       --------  ---------     -----------       --------    ---------    -----------
Sales  $  305.5  $   254.3     $ 51.2   20%      $ 593.0     $  492.7     $ 100.2  20%

      Our net sales increase for both the three and six month periods, reflect increased end-market demand in all sectors, but particularly in the wireline/networking, wireless infrastructure and medical sectors. The increase in net sales also reflects new program wins from both new and existing customers. The net sales growth in the wireless infrastructure sector was broadly based, while the net sales growth in the wireline/networking and medical sectors was primarily associated with Juniper and GE, respectively, our largest customers.

      The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

                                                   Three months ended                Six months ended
                                                -------------------------        ------------------------
                                                April 2,        March 31,        April 2,       March 31,
                                                  2005            2004            2005            2004
                                                --------        ---------        --------       ---------
Juniper Networks                                   20%             13%              20%            13%
General Electric Corp.                              *               *               10%             *
Top 10 customers                                   59%             55%              59%            56%

* Represents less than 10 percent of net sales

      Sales to our customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and our concentration has somewhat increased. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific sector becomes larger relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.

      As noted in the Industry Sector section above, we recently aligned our sector analysis and business development focus. Utilizing the revised sectors, our percentages of net sales by sector for the indicated periods were as follows:

                                                               Percentage of Net Sales
                                                   -------------------------------------------------
                                                      Three months ended          Six months ended
                                                   ------------------------      -------------------
                                                   April 2,       March 31,      April 2   March 31,
Industry                                             2005           2004          2005       2004
--------                                           --------       --------       -------   ---------
Wireline/Networking                                   37              39            38         40
Wireless Infrastructure                               11               9            11          7
Medical                                               30              29            31         31
Industrial/Commercial                                 17              18            16         17
Defense/Security/Aerospace                             5               5             4          5
                                                     ---             ---           ---        ---
                                                     100             100           100        100
                                                     ===             ===           ===        ===

      Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

                 Three months ended                        Six months ended
                --------------------                    ----------------------
                April 2,   March 31,      Increase/     April 2,     March 31,     Increase/
                  2005       2004        (Decrease)       2005         2004       (Decrease)
                --------   ---------     ----------     --------     ---------    ----------
Gross Profit    $   25.5   $    21.2     $ 4.4   21%    $   47.8     $    40.8    $ 7.0   17%
Gross Margin         8.4%        8.3%                        8.1%          8.3%

      The improvements in gross profits in both periods were primarily due to higher net sales. For the three months ended April 2, 2005, gross profit and gross margin improvements were moderated by manufacturing inefficiencies at certain of our sites, plus start-up costs of $0.4 million related to a new facility in Penang, Malaysia, which commenced manufacturing activities in the first quarter of fiscal 2005.

      For the six months ended April 2, 2005, the gross profit improvement was moderated and the gross margin declined as a result of manufacturing inefficiencies at certain of our sites, $0.9 million in net inventory adjustments at our Juarez, Mexico facility due to the loss of inventory from theft and other causes, $0.9 million of start-up costs at a new facility in Penang, Malaysia, and only a nominal profit at our Bothell site due to transition expenses and manufacturing inefficiencies related to the phase-out of that facility.

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

      Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                        Three months ended                        Six months ended
                       --------------------                    ----------------------
                       April 2,   March 31,      Increase/     April 2,     March 31,     Increase/
                         2005       2004        (Decrease)       2005         2004       (Decrease)
                       --------   ---------     ----------     --------     ---------    ----------
Sales and
administrative
 expense (S&A)         $   19.2   $    16.4     $ 2.8   17%    $   37.3     $    32.8    $ 4.5   14%
Percent of sales            6.3%        6.5%                        6.3%          6.7%

      The dollar increase in S&A in both periods was due to a combination of factors, but the primary factor was a $1.9 million increase in bad debt expense. The three months and six months ended April 2, 2005 included $0.8 million in bad debt expense associated with an increase in our allowance for doubtful accounts for a small customer that encountered a liquidity problem during the second quarter, whereas the three months and six months ended March 31, 2004 included $1.1 million of recoveries of accounts receivable that had been previously either written off or reserved for. Other factors contributing to the dollar increase in S&A in both periods included: increased spending for information technology systems support related to the implementation of an ERP platform; internal and external resources to comply with Section 404 of the Sarbanes Oxley Act of 2002; and additional personnel and other administrative expenses to support the revenue growth in Asia. The decrease in S&A as a percent of net sales was due primarily to the 20 percent increase in net sales in each of the three months and six months ended April 2, 2005 over the comparable prior year periods.

      Our common ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to translate information globally from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. We converted one more facility to the common ERP platform in the second quarter of fiscal 2005 and now manage a significant majority of our net sales on the common ERP platform. Training and implementation costs are expected to continue over the next couple of quarters as we make system enhancements to the common ERP platform. The conversion timetable for other Plexus locations and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the common ERP platform, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of April 2, 2005, net property, plant and equipment includes $22.4 million related to the ERP platform, including $0.5 million and $1.1 million capitalized in the three and six months ended April 2, 2005. We anticipate incurring at least an additional $0.5 million of capital expenditures for the ERP platform through fiscal 2005. See "Restructuring Actions" below for discussion of a second quarter of fiscal 2005 impairment of a shop floor data-collection system, which we determined to remove from the common ERP platform.

      Restructuring Actions: For the six months ended April 2, 2005, we recorded pre-tax restructuring and impairment costs totaling $11.5 million, of which $10.6 million was recorded in the second quarter of fiscal 2005.

      Our most significant restructuring activities and costs in the first six months of fiscal 2005 were associated with the closure of our Bothell, Washington ("Bothell") engineering and manufacturing facility, which was announced in September 2004. We transferred key customer programs from the Bothell facility to other Plexus locations primarily in the United States. This restructuring reduced our capacity by 97,000 square feet and affected approximately 160 employees. We substantially completed the consolidation efforts during the second quarter of fiscal 2005. We incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.2 million, which consisted of the following elements:

            - $1.8 million was recorded in the fourth quarter of fiscal 2004 to provide $1.5 million for employee terminations and $0.3 million for fixed asset impairments;

            - $0.7 million was recorded in the first quarter of fiscal 2005, and primarily represented additional severance in the form of retention bonuses for key individuals to assist in an orderly transition of programs to other sites;

            - $6.7 million was recorded in the second quarter of fiscal 2005, to recognize approximately $6.2 million for the remaining facility lease obligation, net of estimated sublease income, $0.4 million for additional severance in the form of retention bonuses and $0.1 million for other closure costs.

      During the second quarter of fiscal 2005, we recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system. We recorded a $1.8 million impairment related to the shop floor data-collection system in the fourth quarter of fiscal 2004 when we determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, we extended a maintenance and support agreement through April 2005 to provide additional time to evaluate the remaining elements of the shop floor data-collection system. Based on that evaluation, and as part of the preparation of our financial statements, we determined that the shop floor data-collection system was impaired. We determined that we would abandon deployment of the remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized.

      During the second quarter of fiscal 2005, we also recorded other net restructuring and impairment costs of approximately $0.1 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million in asset impairments in our Juarez, Mexico ("Juarez") facility. The Juarez workforce reduction affected approximately 50 employees. The second quarter fiscal 2005 restructuring costs were offset, in part, by a $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah, Wisconsin ("Neenah"). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, during the second quarter of fiscal 2005, we reactivated use of the warehouse.

      In the first quarter of fiscal 2005, we recorded pre-tax restructuring costs of $0.9 million, of which $0.8 million was primarily associated with the planned closure of the Bothell facility, as noted above, and $0.4 million represented additional impairment on our closed San Diego facility, partially offset by a $0.3 million reduction in lease obligations for one of our other closed facilities near Seattle, Washington ("Seattle").

      The San Diego facility, which was closed in fiscal 2003, is financed by a capital lease. Part of that facility was subleased prior to its closing and was recorded at the net present value of its future sublease income. The remainder of the facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in an additional $0.4 million impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income.

      In the first quarter of fiscal 2005, we subleased one of our Seattle facilities held under operating leases. Lease-related restructuring costs for the Seattle facilities were initially recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As a result of this new sublease, we reduced a lease obligation for these facilities by $0.3 million.

      Pre-tax restructuring charges for the indicated periods are summarized as follows (in millions):

                                                 Three months ended                   Six months ended
                                              --------------------------          ------------------------
                                              April 2,         March 31,          April 2,       March 31,
                                                2005             2004               2005           2004
                                              --------         ---------          --------       ---------
Lease exit costs and other                    $  6,358         $       -          $  6,386       $       -

Asset impairments                                3,923                 -             3,923               -

Severance costs                                    782                 -             1,514               -

Adjustments to lease exit costs                   (389)                -              (697)              -

Adjustments to asset impairment                    (63)                -               369               -

Adjustment to severance                             23                 -                23               -
                                              --------         ---------          --------       ---------

                                              $ 10,634         $       -          $ 11,518       $       -
                                              ========         =========          ========       =========

      As of April 2, 2005, we have a remaining restructuring liability of approximately $15.3 million, of which $1.6 million represents a liability for severance costs associated with the closure of our Bothell facility and a workforce reduction in Juarez, and $13.7 million represents a liability for lease obligations and other exit costs primarily associated with our Bothell and Seattle facilities. As of April 2, 2005, the $1.6 million liability for accrued severance costs and $4.5 million of the liability for lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through October 2012.

      Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                                    Three months ended              Six months ended
                                 --------------------------     ------------------------
                                 April 2,         March 31,     April 2,       March 31,
                                   2005             2004          2005           2004
                                 --------         ---------     --------       ---------
Income tax expense (benefit)     $   (0.4)        $     0.9     $   (0.1)      $     1.5
Effective annual tax rate               8%               20%           8%             20%

      The decrease in the effective tax rate is due primarily to the use of our net operating loss carry-forwards in the U.S. Although we established a full valuation allowance on our U.S. deferred income tax assets in the fourth quarter of fiscal 2004, we expect to be able to utilize our net operating loss carry-forwards to offset taxable income in the U.S., thereby contributing to the lower effective tax rate in the current year. Expanding operations in Asia, where we benefit from tax holidays, also contributed to the lower effective tax rate in the current year. We were advised by the Malaysian government that our tax-free status in that country had been extended until December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

      Operating Activities. Cash flows used in operating activities were $(0.7) million for the six months ended April 2, 2005, compared to cash flows used in operating activities of $(33.6) million for the six months ended March 31, 2004. During the six months ended April 2, 2005, cash used in operating activities was primarily driven by increased accounts receivable and prepaid expenses, offset in part by earnings (after adjustment for the non-cash effect of depreciation and amortization and non-cash asset impairments), decreased inventory and increased accounts payable.

      As of April 2, 2005, annualized days sales outstanding in accounts receivable increased slightly to 53 days from 52 days at the prior year-end. Annualized inventory turns declined to 5.9 turns for the three months ended April 2, 2005 from 6.2 turns for the prior year-end, primarily as a result of the higher average inventory levels utilized in the calculation of inventory turns in the current period as compared to the prior year period. Inventories decreased $1.1 million from September 30, 2004, mainly because of a reduction in raw materials, offset in part by an increase in finished goods inventory. The raw materials inventory reduction was due to the establishment of certain new supply chain programs, while finished goods inventory increased as a result of certain new customer programs that required us to maintain finished goods.

      Investing Activities. Cash flows used in investing activities totaled $(4.6) million for the six months ended April 2, 2005, which primarily represented additions to property, plant and equipment, reduced by sales and maturities of short-term investments.

      We utilized available cash and our revolving credit facility as the primary means of financing our operating requirements during the first six months of fiscal 2005. The average amounts outstanding under the revolving credit facility were $5.1 million and $4.5 million during the three and six months ended April 2, 2005, respectively. We utilize operating leases primarily in situations where concerns about technical obsolescence outweigh the benefits of direct ownership. We currently estimate capital expenditures for fiscal 2005 to be approximately $20 million to $22 million, of which $8.6 million were made through the six months ended April 2, 2005.

      Financing Activities. Cash flows used in financing activities totaled $(0.2) million for the six months ended April 2, 2005, and primarily represented payment on debt and capital lease obligations, offset, in part, by proceeds from issuances of common stock through an employee stock purchase plan.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 2, 2005 (in thousands):

                                                             Payments Due by Fiscal Period
                                         ------------------------------------------------------------------------
                                                        Remaining in                                   2010 and
     Contractual Obligations              Total             2005         2006-2007      2008-2009     thereafter
     -----------------------            --------        ------------     ---------      ---------     -----------
Long-Term Debt Obligations              $      -        $          -     $       -      $       -     $         -
Capital Lease Obligations                 40,290               1,744         6,122          6,346          26,078
Operating Lease Obligations*              71,317               7,499        23,926         15,291          24,601
Purchase Obligations**                   201,077             201,077             -              -               -
Other Long-Term Liabilities on the
  Balance Sheet***                        13,741               2,950         4,664          1,165           4,962
Other Long-Term Liabilities not on
the Balance Sheet****                      1,500                 250         1,000            250               -
                                        --------        ------------     ---------      ---------     -----------
 Total Contractual Cash Obligations     $327,925        $    213,520     $  35,712      $  23,052     $    55,641
                                        ========        ============     =========      =========     ===========

* - As of April 2, 2005, operating lease obligations include future payments totaling $13.7 million related to lease exit costs that are included in other long-term liabilities on the balance sheet. The lease exit costs were accrued as a restructuring cost.

** - As of April 2, 2005, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

*** - As of April 2, 2005, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former executives, executive officers and other key employees and restructuring obligations for lease exit costs.

**** - As of April 2, 2005, other long-term obligations not on the balance sheet consist of a salary commitment to an officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

      Our accounting policies are disclosed in our 2004 Report on Form 10-K. During the three and six months ended April 2, 2005, there were no material changes to these policies. Our more critical accounting policies are as follows:

      Impairment of Long-Lived Assets - We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include decreases in future performance or industry demand and the restructuring of our operations. See

Note 10 in Notes to Condensed Consolidated Financial Statements for discussion of additional asset impairments recorded in the six months ended April 2, 2005.

      Intangible Assets - Under SFAS No. 142, "Goodwill and Other Intangible Assets," beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually, with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred.

      We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit's carrying amount, including goodwill, to the estimated fair market value of the reporting unit based on projected discounted future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment, if any.

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

      Restructuring Costs - From fiscal 2002 through fiscal 2005, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of April 2, 2005, we have one significant Seattle facility remaining which has not yet been subleased. In fiscal 2004, based on the remaining term available to lease two of our Seattle facilities and the weaker-than-expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, additional lease-related restructuring costs were recorded in fiscal 2004. If we were able to sublease the remaining Seattle facility, we would record a favorable adjustment to restructuring costs, as was the case in the first six months of fiscal 2005, when we recorded a $0.3 million favorable adjustment to restructuring costs as a result of entering into a sublease for one of the Seattle facilities. See Note 10 in Notes to Condensed Consolidated Financial Statements.

      Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit as defined in SFAS No. 146 depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.

      For leased facilities abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See Note 10 in the Notes to Condensed Consolidated Financial Statements for discussion of a lease liability recorded for the six months end April 2, 2005 associated with the closure of our Bothell facility.

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

      Income Taxes - Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in the fourth quarter of fiscal 2004, we expect to be able to utilize our net operating loss carryforwards to offset taxable income in the U.S.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which indicates that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt this statement in the first quarter of our fiscal 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (the "Act"). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company's home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are presently reviewing this new legislation to determine the impacts on our consolidated results of operations and financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognize the compensation cost over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal 2006. Currently, we account for stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in our consolidated results of operations. At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. We anticipate selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect consolidated cash flows, but it is expected to have a significant adverse effect on our consolidated results of operations if stock options remain an important element of long-term compensation.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. We are required to adopt FIN 47 by the end of fiscal 2006. We are currently assessing the impact of FIN 47 on our results of operations and financial condition.

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

      The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown or flat performance in the U.S. or global economies, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken or decrease, which in turn would impact our sales, capacity utilization, margins and results. Historically, we have seen periods, such as in fiscal 2003 and 2002, when our sales were adversely affected by a slowdown in the wireline/networking and wireless infrastructure sectors, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influence our net sales and margins.

      Net sales to customers in the wireline/networking and wireless infrastructure sectors have increased significantly in recent quarters. When an increasing percentage of our net sales is made to customers in a particular sector, we become more dependent upon the performance of that industry and the economic and business conditions that affect it.

      Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

THE MAJORITY OF OUR SALES COME FROM A RELATIVELY SMALL NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THESE CUSTOMERS, OUR SALES AND OPERATING RESULTS COULD DECLINE SIGNIFICANTLY.

      Sales to our largest customer for the three months ended April 2, 2005 represented 20 percent of our net sales, while net sales to our largest customer in the comparable period of the prior year represented 13 percent of net sales. We had no other customers that represented 10 percent or more of net sales in either period, although another customer represented 10 percent of our net sales for the six months ended April 2, 2005. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 59 percent and 55 percent of our net sales for the three month ended April 2, 2005 and March 31, 2004, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of major customers, could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

WE INVEST IN TECHNOLOGY FOR OUR OPERATIONS; DEVELOPMENTS MAY IMPAIR THOSE
ASSETS.

      We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of April 2, 2005, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. The conversion timetable and project scope for our remaining facilities is subject to change based upon our evolving needs and sales levels.

      During the second quarter of fiscal 2005, we recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system. We partially impaired the shop floor data-collection system in the fourth quarter of fiscal 2004 when we determined that certain elements would not be utilized. During the first quarter of fiscal 2005, we extended a maintenance and support agreement through April 2005 to provide additional time to evaluate the remaining elements of the shop floor data collection system. Based on our evaluation, and as part of the preparation of our financial statements, we determined that the shop floor data-collection system was impaired. We determined that we would abandon deployment of these remaining elements of the shop-floor data-collection system because the anticipated business benefits could not be realized.

      As of April 2, 2005, overall ERP investments included in net property, plant and equipment totaled $22.4 million and we anticipate incurring at least an additional $0.5 million in capital expenditures for the ERP platform through fiscal 2005. Changes in our technology needs may affect the utility of our ERP platform and require additional expenditures in the future.

FAILURE TO MANAGE CONTRACTION AND GROWTH, IF ANY, MAY SERIOUSLY HARM OUR
BUSINESS.

      Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the recent closure of the Bothell facility in the second quarter of fiscal 2005 and the related reduction in the number of employees, can affect our expenses and, therefore, our short-term and long-term results.

      Due to the rapid sales growth in fiscal 2004, we experienced a significant need for additional employees and facilities. We added many employees around the world, and we have expanded our operations in Penang, Malaysia. Our response to these changes in business conditions in fiscal 2004, compared to the two previous fiscal years, resulted in additional costs to support our growth. If we are unable to effectively manage the growth anticipated for fiscal 2005, our operating results could be adversely affected.

      In addition, to meet our customers' needs or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers' needs and market conditions can vary and change rapidly, we may find ourselves in a situation (such as occurred in the first six months of fiscal 2005) where we simultaneously experience the effects of contraction in one location while incurring the costs of expansion in another.

      We completed the closure of our Bothell facility in the second quarter of fiscal 2005. Although we worked to minimize the potential effects of transitioning customer programs to other Plexus facilities, there are inherent risks that such a transition can result in the continuing disruption of programs and customer relationships.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

      We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we expanded our operations in Malaysia, and we may in the future expand in these and/or into other international regions. We have limited experience in managing geographically dispersed operations in these countries. We also purchase a significant number of components manufactured in foreign countries. Because of these international aspects of our operations, we are subject to the following risks that could materially impact our operating results:

      -     economic or political instability

      - transportation delays or interruptions and other effects of less-developed infrastructure in many countries

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

      In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. For example, fiscal 2004, and the first three months of fiscal 2005 saw a significant increase in inventories to support increased sales and expected growth in customer programs. Customers' cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.

      In addition, we provide a managed inventory program under which we hold and manage finished goods inventory for some of our key customers. The managed inventory program may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial risk with such customers. Even though our customers generally will have contractual obligations to purchase the inventory from us, we may remain subject to the risk of enforcing those obligations.

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

      We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed or delayed production of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will continue from time to time, especially as demand for those components increases. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

      Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our additional facility in Penang, Malaysia, which began production in the first quarter of fiscal 2005, or when we transfer programs, such as in connection with the closure our the Bothell facility. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

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

      Our medical device business, which represented approximately 30 percent of our net sales in the second quarter of fiscal 2005, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. In addition, failure or noncompliance could have an adverse effect on our reputation.

      In addition, there are two European Union ("EU") directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances ("RoHS"). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, lead being the most relevant restricted substance to us. Although all implementing details of the directive are not yet known, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date.

      The second EU directive is the Waste Electrical and Electronic Equipment directive, effective August 13, 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.

      Since both of these directives affect the worldwide electronics supply-chain, we expect to make collaborative efforts with our suppliers and customers to develop compliant processes and products. The cost of such efforts, the degree to which we will be expected to absorb such costs, the impact that the directive may have on product shipments, and our liability for non-compliant product is not yet known, but could have a material effect on our operations and results.

      In recent periods, our sales related to the defense/security/aerospace sector have begun to increase. Companies such as Plexus that design and manufacture for this sector face governmental and other requirements that could materially affect their financial condition and results of operations.

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

      The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to extensive regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term consumer and provider demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.

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

WE MAY FAIL TO SECURE NECESSARY FINANCING.

      We maintain a Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million depending upon compliance with related covenants and conditions. However, we cannot be sure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future.

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

RECENTLY ENACTED CHANGES IN THE SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE COSTS.

      The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

IF WE REACH OTHER THAN AN AFFIRMATIVE CONCLUSION ON THE ADEQUACY OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF SEPTEMBER 30, 2005 AND FUTURE YEAR-ENDS AS REQUIRED BY THE SECTION 404 OF THE SARBANES-OXLEY ACT, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF THE OUR COMMON STOCK.

      As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.

      We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if we and/or our independent auditors determine that there are material weaknesses regarding the design or operating effectiveness of our internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. A weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. A weakness in stock price could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

      Among other things, volatility and weakness in Plexus' stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair Plexus' ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk from changes in foreign exchange and interest rates. To reduce such risks, we selectively use financial instruments.

FOREIGN CURRENCY RISK

      We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of April 2, 2005, we had no foreign currency contracts outstanding.

      Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

                Three months ended         Six months ended
              -----------------------   -----------------------
              April 2,      March 31,   April 2,      March 31,
                2005           2004       2005           2004
              --------      ---------   --------      ---------
Net Sales        10%           10%          9%           11%
Total Costs      14%           14%         13%           14%

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

      Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and six months ended April 2, 2005 and March 31, 2004.

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

      Internal Control Over Financial Reporting: As previously disclosed, the Company commenced a phased implementation of a global Enterprise Resource Planning (ERP) platform in fiscal 2001. Through April 2, 2005, five facilities have been converted to the ERP platform, including one facility converted in the second quarter of fiscal 2005. The conversion of the facility in the second quarter of fiscal 2005 and the related changes to the Company's internal control (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) did not have a material effect on, nor is it reasonably likely to materially affect, the Company's internal control over financial reporting. There have been no other significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company is currently undergoing a comprehensive effort to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of our fiscal year-end September 30, 2005. This effort includes documenting and testing of internal controls. During the course of these activities, the Company has identified certain other internal control issues which management believes should be improved. The Company is making improvements to its internal controls over financial reporting as a result of its review efforts; however, we do not believe these improvements represent a significant change that would have a material affect, or that would reasonably likely to materially affect, the Company's internal control over financial reporting. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 4. Submission of Matter to a Vote of Security Holders

      At the Company's annual meeting of shareholders on February 9, 2005, the seven management nominees for re-election to the board were re-elected by the shareholders. The nominees/directors were re-elected with the following votes:

                                             Authority for
   Director's Name      Authority Granted   Voting Withheld
---------------------   -----------------   ---------------
Ralf R. Boer               36,852,465          1,736,876
Stephen P. Cortinovis      36,541,641          2,047,700
David J. Drury             36,541,928          2,047,413
Dean A. Foate              36,786,929          1,802,412
John L. Nussbaum           36,783,297          1,806,044
Thomas J. Prosser          36,053,338          2,536,003
Charles M. Strother        36,548,979          2,040,362

      In addition, the shareholders approved the Plexus Corp. 2005 Equity Incentive Plan. The vote on the proposal was as follows:

For: 27,768,909  Against: 4,248,681  Abstain: 595,919  Broker Non-votes: 5,975,832

      In addition, the shareholders approved the Plexus Corp. 2005 Employee Stock Purchase Plan. The vote on the proposal was as follows:

For: 30,962,303  Against: 1,071,274  Abstain: 579,932  Broker Non-votes: 5,975,832

      In addition, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2005. The vote on the proposal was as follows:

For: 36,462,286  Against: 2,079,973  Abstain: 47,082

ITEM  6. EXHIBITS

            31.1      Certification of Chief Executive Officer pursuant to
                      Section 302(a) of the Sarbanes Oxley Act of 2002.

            31.2      Certification of Chief Financial Officer pursuant to
                      section 302(a) of the Sarbanes Oxley Act of 2002.

            32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Plexus Corp.
                              -------------------------------------
                              (Registrant)

5/12/05                       /s/ Dean A. Foate
-------                       -------------------------------------
  Date                        Dean A. Foate
                              President and Chief Executive Officer

5/12/05                       /s/ F. Gordon Bitter
-------                       -------------------------------------------------
  Date                        F. Gordon Bitter
                              Senior Vice President and Chief Financial Officer