Form 10-Q
period 2005-07-02
PLEXUS CORP
filed 2005-08-11
CIK 785786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter ended July 2, 2005

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

                                Yes   X   No
                                    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).

                                Yes   X   No
                                    -----    -----

     As of August 5, 2005 there were 43,563,754 shares of Common Stock of the Company outstanding.

                                  PLEXUS CORP.
                                TABLE OF CONTENTS
                                  July 2, 2005

PART I.   FINANCIAL INFORMATION.................................................    3

          Item 1. Consolidated Financial Statements.............................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE INCOME (LOSS)...................................    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS.........................    4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............    5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........    6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................   15

                  "SAFE HARBOR" CAUTIONARY STATEMENT............................   15

                  OVERVIEW .....................................................   15

                  EXECUTIVE SUMMARY.............................................   15

                  INDUSTRY SECTORS..............................................   16

                  RESULTS OF OPERATIONS.........................................   17

                  LIQUIDITY AND CAPITAL RESOURCES...............................   22

                  CONTRACTUAL OBLIGATIONS AND COMMITMENTS.......................   23

                  DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES.................   24

                  NEW ACCOUNTING PRONOUNCEMENTS.................................   26

                  RISK FACTORS..................................................   27

           Item 3. Quantitative and Qualitative Disclosures about Market Risk...   35

           Item 4. Controls and Procedures......................................   36

PART II - OTHER INFORMATION.....................................................   36

         Item 6. Exhibits.......................................................   36

SIGNATURES......................................................................   37

                          PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                    Unaudited

                                               Three Months Ended     Nine Months Ended
                                              --------------------   -------------------
                                               July 2,    June 30,    July 2,   June 30,
                                                2005        2004       2005       2004
                                              --------   ---------   --------   --------
Net sales                                     $313,709   $274,817    $906,675   $767,552
Cost of sales                                  286,572    251,838     831,698    703,765
                                              --------   --------    --------   --------

   Gross profit                                 27,137     22,979      74,977     63,787

Operating expenses:
   Selling and administrative expenses          19,298     17,846      56,615     50,519
   Restructuring and impairment costs           27,644      5,494      39,162      5,494
                                              --------   --------    --------   --------
                                                46,942     23,340      95,777     56,013
                                              --------   --------    --------   --------

   Operating income (loss)                     (19,805)      (361)    (20,800)     7,774

Other income (expense):
   Interest expense                               (878)      (802)     (2,640)    (2,300)
   Miscellaneous                                   207        202       1,403      1,028
                                              --------   --------    --------   --------

   Income (loss) before income taxes           (20,476)      (961)    (22,037)     6,502

Income tax expense (benefit)                     1,022       (193)        897      1,300
                                              --------   --------    --------   --------
   Net income (loss)                          $(21,498)  $   (768)   $(22,934)  $  5,202
                                              ========   ========    ========   ========

Earnings per share:
   Basic                                      $  (0.50)  $  (0.02)   $  (0.53)  $   0.12
                                              ========   ========    ========   ========
   Diluted                                    $  (0.50)  $  (0.02)   $  (0.53)  $   0.12
                                              ========   ========    ========   ========

Weighted average shares outstanding:
   Basic                                        43,369     43,056      43,291     42,890
                                              ========   ========    ========   ========
   Diluted                                      43,369     43,056      43,291     43,944
                                              ========   ========    ========   ========

Comprehensive income (loss):
   Net income (loss)                          $(21,498)  $   (768)   $(22,934)  $  5,202
   Foreign currency translation adjustments     (6,256)      (927)     (4,942)     5,648
                                              --------   --------    --------   --------
Comprehensive income (loss)                   $(27,754)  $ (1,695)   $(27,876)  $ 10,850
                                              ========   ========    ========   ========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)
                                    Unaudited

                                                                        July 2,   September 30,
                                                                         2005          2004
                                                                       --------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 64,225      $ 40,924
   Short-term investments                                                 6,000         4,005
   Accounts receivable, net of allowance of $3,000
      and $2,000, respectively                                          170,877       148,301
   Inventories                                                          174,750       173,518
   Deferred income taxes                                                    202         1,727
   Prepaid expenses and other                                            10,973         5,972
                                                                       --------      --------
         Total current assets                                           427,027       374,447

Property, plant and equipment, net                                      120,252       129,586
Goodwill                                                                  7,005        34,179
Deferred income taxes                                                     1,161            --
Other                                                                     8,236         7,496
                                                                       --------      --------
         Total assets                                                  $563,681      $545,708
                                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease obligations     $  1,165      $    811
   Accounts payable                                                     138,172       100,588
   Customer deposits                                                     14,542        11,952
   Accrued liabilities:
      Salaries and wages                                                 22,069        26,050
      Other                                                              20,762        19,686
                                                                       --------      --------
         Total current liabilities                                      196,710       159,087

Long-term debt and capital lease obligations, net of current portion     22,523        23,160
Other liabilities                                                        14,043        12,048
Deferred income taxes                                                     3,646            --

Commitments and contingencies (Note 10)                                      --            --

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized,
      none issued or outstanding                                             --            --
   Common stock, $.01 par value, 200,000 shares authorized, 43,518
      and 43,184 shares issued and outstanding, respectively                435           432
   Additional paid-in capital                                           271,144       267,925
   Retained earnings                                                     48,326        71,260
   Accumulated other comprehensive income                                 6,854        11,796
                                                                       --------      --------
                                                                        326,759       351,413
                                                                       --------      --------
         Total liabilities and shareholders' equity                    $563,681      $545,708
                                                                       ========      ========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    Unaudited

                                                                        Nine Months Ended
                                                                      --------------------
                                                                       July 2,    June 30,
                                                                        2005        2004
                                                                      --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $(22,934)  $   5,202
Adjustments to reconcile net income (loss) to net cash
   flows from operating activities:
   Depreciation and amortization                                        18,478      19,202
   Non-cash asset impairments                                           31,217          48
   Deferred income taxes, net                                              377       7,653
   Income tax benefit of stock option exercises                             --       1,188
   Changes in assets and liabilities:
      Accounts receivable                                              (22,612)    (25,584)
      Inventories                                                       (1,637)    (29,011)
      Prepaid expenses and other                                        (4,167)       (433)
      Accounts payable                                                  37,787     (16,954)
      Customer deposits                                                  2,625        (450)
      Accrued liabilities and other                                       (635)      4,776
                                                                      --------   ---------
         Cash flows provided by (used in) operating activities          38,499     (34,363)
                                                                      --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Sales and maturities (purchases) of short-term investments, net         (1,995)     19,622
Payments for property, plant and equipment                             (13,158)     (9,343)
                                                                      --------   ---------
         Cash flows provided by (used in) investing activities         (15,153)     10,279
                                                                      --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt                                                      15,000     159,752
Payments on debt                                                       (16,318)   (143,752)
Payments on capital lease obligations                                     (943)       (658)
Proceeds from exercise of stock options                                    985       3,085
Issuances of common stock (employee stock purchase plan)                 2,237         974
                                                                      --------   ---------
         Cash flows provided by financing activities                       961      19,401
                                                                      --------   ---------
Effect of foreign currency translation on cash and cash equivalents     (1,006)      1,393
                                                                      --------   ---------
Net increase (decrease) in cash and cash equivalents                    23,301      (3,290)
Cash and cash equivalents:
   Beginning of period                                                  40,924      58,993
                                                                      --------   ---------
   End of period                                                      $ 64,225   $  55,703
                                                                      ========   =========

            See notes to condensed consolidated financial statements.

                                  PLEXUS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 2, 2005
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. ("Plexus" or the "Company") without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of July 2, 2005 and its results of operations for the three and nine months ended July 2, 2005, and the three and nine months ended June 30, 2004 and its cash flows for the same three month and nine month periods.

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

     Effective October 1, 2004, the Company's fiscal year now ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to a adopt "4-4-5" weeks accounting system for the "interim" periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 week period. The accounting periods for the third quarter of fiscal 2005 and 2004 each included 91 days. The accounting periods for the nine months ended July 2, 2005 and June 30, 2004 included 275 days and 274 days, respectively.

NOTE 2 - INVENTORIES

     The major classes of inventories are as follows (in thousands):

                   July 2,   September 30,
                    2005          2004
                  --------   -------------
Raw materials     $106,972      $115,094
Work-in-process     31,471        32,898
Finished goods      36,307        25,526
                  --------      --------
                  $174,750      $173,518
                  ========      ========

NOTE 3 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company is a party to a secured revolving credit facility (as amended, the "Secured Credit Facility") with a group of banks that allows the Company to borrow up to $150 million. The Secured Credit Facility expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of July 2, 2005, we had no borrowings outstanding. The Secured Credit Facility is secured by substantially all of the Company's domestic working capital assets and a pledge of 65 percent of the stock of the Company's foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed
2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company's then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million, including $0.1 million paid in the third quarter of fiscal 2005 to amend the Secured Credit Facility. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $0.3 million and $0.9 million for the three and nine months ended July 2, 2005, respectively, and $0.2 million and $0.6 million for the for the three and nine months ended June 30, 2004, respectively.

     On June 30, 2005, the Company amended the Secured Credit Facility to revise a financial covenant. The amendment revised the definition of adjusted EBITDA to exclude any impairment charges that may arise from time-to-time in the Company's assessment of its goodwill. The amendment was requested by the Company in connection with its annual evaluation of goodwill under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which for Plexus occurs in the third quarter of each fiscal year. For the third quarter of fiscal 2005, the Company identified $26.9 million of goodwill impairment losses related to its Juarez, Mexico ("Juarez") and Kelso, Scotland and Maldon, England (together the "United Kingdom") operations (see Note 6).

NOTE 4 - EARNINGS PER SHARE

     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Three Months Ended    Nine Months Ended
                                                   -------------------   -------------------
                                                    July 2,   June 30,    July 2,   June 30,
                                                     2005       2004       2005       2004
                                                   --------   --------   --------   --------
Earnings:
   Net income (loss)                               $(21,498)  $  (768)   $(22,934)   $ 5,202
                                                   ========   =======    ========    =======
Basic weighted average common shares outstanding     43,369    43,056      43,291     42,890
Dilutive effect of stock options                         --        --          --      1,054
                                                   --------   -------    --------    -------
Diluted weighted average shares outstanding          43,369    43,056      43,291     43,944
                                                   ========   =======    ========    =======
Basic and diluted earnings per share:
   Net income (loss)                               $  (0.50)  $ (0.02)   $  (0.53)   $  0.12
                                                   ========   =======    ========    =======

     For both the three and nine months ended July 2, 2005, stock options to purchase approximately 5.2 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because there was a net loss in these periods, and therefore their inclusion would be anti-dilutive.

     For the three months ended June 30, 2004, stock options to purchase approximately 4.3 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in the period, and therefore their inclusion would be anti-dilutive. For the nine months ended June 30, 2004, stock options to purchase approximately
1.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

NOTE 5 - STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense related to the stock option plans has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per-share data as if the fair value-based method in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," had been used to account for stock-based compensation. The following presents pro forma net income (loss) and per-share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per-share amounts):

                                             Three Months Ended    Nine Months Ended
                                            -------------------   -------------------
                                             July 2,   June 30,    July 2,   June 30,
                                              2005       2004       2005       2004
                                            --------   --------   --------   --------
Net income (loss) as reported               $(21,498)  $  (768)   $(22,934)  $ 5,202

Add: stock-based employee compensation
   expense included in reported net loss,
   net of related income tax effect               --        --          --        --

Deduct: total stock-based employee
   compensation expense determined under
   fair value based method, net of
   related tax effects                        (9,487)   (2,392)    (12,428)   (5,319)
                                            --------   -------    --------   -------
Pro forma net income (loss)                 $(30,985)  $(3,160)   $(35,362)  $  (117)
                                            ========   =======    ========   =======

Earnings per share:
   Basic, as reported                       $  (0.50)  $ (0.02)   $  (0.53)  $  0.12
                                            ========   =======    ========   =======
   Basic, pro forma                         $  (0.71)  $ (0.07)   $  (0.82)  $  0.00
                                            ========   =======    ========   =======
   Diluted, as reported                     $  (0.50)  $ (0.02)   $  (0.53)  $  0.12
                                            ========   =======    ========   =======
   Diluted, pro forma                       $  (0.71)  $ (0.07)   $  (0.82)  $  0.00
                                            ========   =======    ========   =======

Weighted average shares:
   Basic, as reported and pro forma           43,369    43,056      43,291    42,890
                                            ========   =======    ========   =======
   Diluted, as reported                       43,369    43,056      43,291    43,944
                                            ========   =======    ========   =======
   Diluted, pro forma                         43,369    43,056      43,291    42,890
                                            ========   =======    ========   =======

     On May 11, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of the vesting of approximately 660,000 shares of unvested stock options outstanding under the Company's stock option plan with exercise prices per share of $12.20 or higher. The accelerated options have a range of exercise prices of $12.25 to $27.37 and a weighted average exercise price of $15.17. The effective date of the acceleration was May 11, 2005. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95" (see Note 11). The aggregate pre-tax expense associated with the accelerated options would have been approximately $5.0 million, of which $2.8 million and $1.0 million would have been reflected in the Company's consolidated statements of operations in fiscal years 2006 and 2007, respectively.

     On May 18, 2005, the Compensation Committee of the Company's Board of Directors granted approximately 700,000 stock options to key officers and employees of the Company and, as allowed under the Company's 2005 Equity Incentive Plan, also provided that these options would vest immediately. The primary purpose of the immediate vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R) (see Note
11). The aggregate pre-tax expense associated with the immediate vesting of these options would have been approximately $3.8 million, of which $1.3 million, $1.3 million and $0.8 million would have been reflected in the Company's consolidated statements of operations in fiscal years 2006, 2007 and 2008, respectively.

NOTE 6 - GOODWILL AND PURCHASED INTANGIBLE ASSETS

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, the Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests those assets for impairment at least annually with any related impairment loss recognized in earnings when incurred. Recoverability of goodwill is measured at the reporting unit level. The Company's goodwill was originally assigned to three reporting units or operations: San Diego, California ("San Diego"), Juarez and the United Kingdom. As of July 2, 2005 only the Company's United Kingdom operations had remaining goodwill.

     The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In the third quarter of fiscal 2005, the Company recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial goodwill impairment associated with the Company's United Kingdom operations and $10.8 million represented a full goodwill impairment associated with the Company's Juarez operations. The goodwill associated with the Company's former San Diego operations was fully impaired in fiscal 2003 and goodwill associated with the Company's Juarez operations was partially impaired in that same year. As of July 2, 2005, the Company's United Kingdom operations have remaining goodwill of $7.0 million. The goodwill impairment is included in restructuring and impairment costs in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

     The goodwill impairment of the Company's United Kingdom operations arose primarily from a significant medical customer's recently expressed intention to transfer future production from the Company's United Kingdom operations to a lower-cost location by the end of fiscal 2006. The impairment also reflects lowered expectations for the United Kingdom's electronics manufacturing services industry in general. The goodwill impairment associated with the Company's Juarez operations reflects a lowered forecast of near-term profits and cash flow associated with recent operational issues and an anticipated transfer of a customer program to another Plexus manufacturing facility. The fair value of each of the Company's United Kingdom and Juarez operations were primarily estimated using the present value of expected future cash flows, although market valuations were also utilized to a lesser extent. No assurances can be given that future impairment tests of the Company's remaining goodwill will not result in additional impairment (see Note 12).

     The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2004 and the nine months ended July 2, 2005 are as follows (amounts in thousands):

Balance as of October 1, 2003                 $ 32,269
   Foreign currency translation adjustments      1,910
                                              --------
Balance as of September 30, 2004                34,179
   Goodwill impairment                         (26,682)
   Foreign currency translation adjustments       (492)
                                              --------
Balance as of July 2, 2005                    $  7,005
                                              ========

NOTE 7 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

     The Company operates in one business segment. The Company provides product realization services to electronic original equipment manufacturers ("OEMs"). The Company has three reportable geographic regions: North America, Europe and Asia. As of July 2, 2005 the Company had 18 active manufacturing and/or engineering facilities in North America, Europe and Asia, which the Company aggregates into one reportable segment. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company's resources on a geographic basis. Interregion transactions are generally recorded at amounts that approximate arm's length transactions. The accounting policies for the regions are the same as for the Company taken as a whole. The table below presents geographic net sales information reflecting the origin of the product shipped and asset information based on the physical location of the assets (in thousands):

                      Three Months Ended      Nine Months Ended
                   -----------------------   -------------------
                   July 2, 2005   June 30,    July 2,   June 30,
                       2005         2004       2005       2004
                   ------------   --------   --------   --------
Net sales:
   North America     $243,506     $215,442   $715,595   $611,448
   Asia                44,299       32,931    111,816     75,909
   Europe              25,904       26,444     79,264     80,195
                     --------     --------   --------   --------
                     $313,709     $274,817   $906,675   $767,552
                     ========     ========   ========   ========

                      July 2,   September 30,
                       2005          2004
                     --------   -------------
Long-lived assets:
   North America     $ 89,603      $108,697
   Asia                19,042        19,231
   Europe              18,612        35,837
                     --------      --------
                     $127,257      $163,765
                     ========      ========

     Long-lived assets as of July 2, 2005 and September 30, 2004 exclude other non-operating long-term assets totaling $9.4 million and $7.5 million, respectively.

     Juniper Networks, Inc. ("Juniper") accounted for 20 percent of net sales for both the three months and nine months ended July 2, 2005. In addition, General Electric Corp. accounted for 12 percent and 11 percent of net sales for the three months and nine months, respectively, ended July 2, 2005. Juniper accounted for 14 percent and 13 percent of net sales for both the three months and nine months, respectively, ended June 30, 2004. No other customers accounted for 10 percent or more of net sales in either period.

NOTE 8 - GUARANTEES

     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers' end-customers against damages or liabilities arising out of the Company's negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company's adherence to customers' specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.

     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company's workmanship and meet mutually agreed-upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company's warranty, the Company's obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company's warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.

     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company's warranty liability include the value and the number of units shipped and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     The table below is a summary of the activity related to the Company's limited warranty liability for the nine months ended July 2, 2005 and June 30, 2004 (in thousands):

                                                      Nine months ended
                                                     ------------------
                                                     July 2,   June 30,
                                                       2005      2004
                                                     -------   --------
Balance at beginning of period                        $ 933     $ 985
Accruals for warranties issued during the period         58        80
Settlements (in cash or in kind) during the period      (20)     (179)
                                                      -----     -----
Balance at end of period                              $ 971     $ 886
                                                      =====     =====

NOTE 9 - CONTINGENCIES

     The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys' fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson has appealed this ruling and the initial appeal hearing occurred on June 8, 2005. The lawsuit against the Company remains stayed pending the outcome of that appeal. The Company believes the vendors from which the alleged patent-infringing equipment was purchased may be required to contractually indemnify the Company. However, based upon the Company's observation of Lemelson's actions in other parallel cases, it appears that the primary objective of Lemelson is to cause other parties to enter into license agreements. If a judgment is rendered and/or a license fee required, it is the opinion of management of the Company that such judgment or fee would not be material to the Company's financial position, results of operations or cash flows.

     In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 10 - RESTRUCTURING AND IMPAIRMENT COSTS

     Fiscal 2005: For the nine months ended July 2, 2005, the Company recorded pre-tax restructuring and impairment costs totaling $39.2 million, of which $27.6 million was recorded in the third quarter of fiscal 2005. The third quarter of fiscal 2005 restructuring and impairment costs included $26.9 million related to goodwill impairment (see Note 6) and $0.7 million related to severance.

     The third quarter of fiscal 2005 severance expense included $0.3 million for the elimination of a corporate executive position, $0.2 million for additional severance and retention bonuses for key individuals to assist in an orderly transition of programs from the Company's now-closed Bothell, Washington ("Bothell") engineering and manufacturing facility to other sites, and $0.2 million for a planned workforce reduction at the Company's Maldon, England ("Maldon") facility.

     During the third quarter of fiscal 2005, a significant customer of the Company's United Kingdom manufacturing operations expressed its intention to transfer future production from the Company's United Kingdom operations to a lower-cost location by the end of fiscal 2006. As a result, the Company plans to convert its facility in Maldon from a manufacturing facility to a fulfillment and service and repair center. This conversion is anticipated to occur over the next few quarters and will result in a net workforce reduction of approximately 25 employees. During the conversion period, the Company anticipates additional restructuring costs in the amount of $0.4 million to $0.6 million, most of which relates to severance.

     During the nine months ended July 2, 2005, the Company incurred significant restructuring costs associated with the closure of its Bothell facility. The Company transferred key customer programs from the Bothell facility to other Plexus locations, primarily in the United States. This restructuring reduced the Company's capacity by 97,000 square feet and affected approximately 160 employees. The Company substantially completed the closure of the Bothell facility during the second quarter of fiscal 2005. The Company incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.4 million, which consisted of the following:

          - $7.6 million was recorded in the nine months ended July 2, 2005 and consisted of $6.2 million for the facility lease, $1.2 million for employee severance and retention bonuses and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.

          - $1.8 million was recorded in the fourth quarter of fiscal 2004 and consisted of $1.5 million for employee severance and $0.3 million for fixed asset impairments;

     During the nine months ended July 2, 2005, the Company also recorded the following other restructuring and impairment costs:

          - $3.8 million impairment of the remaining elements of a shop floor data-collection system. The Company had previously recorded a $1.8 million impairment related to the shop floor data-collection system in the fourth quarter of fiscal 2004 when the Company initially determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, the Company extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of the system. The Company determined that the shop floor data-collection system was impaired and that it would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized;

          - $0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Company's Juarez facility. The Juarez workforce reduction affected approximately 50 employees;

          - $0.4 million related to additional impairment of the Company's closed San Diego facility. The Company closed its San Diego facility in fiscal 2003; however, part of that facility was subleased prior to its closing. The San Diego facility was acquired under a capital lease. Accordingly, the subleased portion of the facility was recorded at the net present value of actual future sublease income. The remainder of facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, the Company subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income.

     During the nine months ended July 2, 2005, the Company also recorded certain reductions to its previously recognized restructuring and impairment costs:

          - $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah, Wisconsin ("Neenah"). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, the Company reactivated use of the warehouse in the second quarter of fiscal 2005.

          - $0.3 million reduction in an accrual for lease obligations for one of the Company's closed facilities near Seattle, Washington ("Seattle"). The Company was able to sublease one of its two closed Seattle facilities, both of which were originally accounted for as operating leases. Lease-related restructuring costs for the Seattle facilities were recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As a result of the new sublease, the Company reduced its lease obligation for these facilities by $0.3 million. EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.

     Fiscal 2004: For the nine months ended June 30, 2004, the Company recorded restructuring costs of $5.5 million, all of which were recorded in the third quarter of fiscal 2004. The restructuring costs were primarily associated with remaining lease obligations for two previously abandoned Seattle facilities and with the consolidation of a satellite PCB-design office in Hillsboro, Oregon ("Hillsboro") into another Plexus design office. The closure of the Seattle facilities and the lease related restructuring costs were included in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As of June 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, the Company recorded additional lease-related restructuring costs of $4.2 million. The Company also recorded an additional $0.1 million of lease-related restructuring costs on a facility in Neenah for which estimated lease-related restructuring costs were included in previous period restructuring actions.

     The remaining $1.2 million of restructuring costs in the third quarter of fiscal 2004 were primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. These restructuring costs were primarily for severance and contract termination costs associated with leased facilities and software service providers. Approximately 40 employees were affected by this restructuring.

     Fiscal year 2004 restructuring activities that occurred subsequent to June 30, 2004 and fiscal year 2003 restructuring activities for which a liability remained at September 30, 2004 included severance costs associated with the planned closure of the Company's Bothell facility, lease obligations associated with the Company's Seattle facilities, and other costs associated with refocusing the Company's PCB design group.

     The table below summarizes the Company's restructuring obligations as of July 2, 2005 (in thousands):

                                          EMPLOYEE      LEASE OBLIGATIONS
                                      TERMINATION AND     AND OTHER EXIT    NON-CASH ASSET
                                      SEVERANCE COSTS         COSTS           IMPAIRMENTS      TOTAL
                                      ---------------   -----------------   --------------   --------
Accrued balance, September 30, 2004       $ 2,019            $ 9,760           $     --      $ 11,779
Restructuring and impairment costs            732                 28                 --           760
Adjustment to provisions                       --               (308)               432           124
Amounts utilized                             (569)              (963)              (432)       (1,964)
                                          -------            -------           --------      --------
Accrued balance, January 1, 2005            2,182              8,517                 --        10,699
Restructuring and impairment costs            782              6,358              3,923        11,063
Adjustment to provisions                       23               (389)               (63)         (429)
Amounts utilized                           (1,408)              (803)            (3,860)       (6,071)
                                          -------            -------           --------      --------
Accrued balance, April 2, 2005              1,579             13,683                 --        15,262
Restructuring and impairment costs            653                 65             26,926        27,644
Adjustment to provisions                       --                 --                 --            --
Accretion of lease obligation                  --                 71                 --            71
Amounts utilized                           (1,179)            (1,293)           (26,926)      (29,398)
                                          -------            -------           --------      --------
Accrued balance, July 2, 2005             $ 1,053            $12,526           $     --      $ 13,579
                                          =======            =======           ========      ========

     As of July 2, 2005, all of the accrued severance costs and $4.3 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through October 2011.

     NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt this statement in its first quarter of fiscal 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued Staff Position ("FSP") FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," (the "Jobs Act"). The Jobs Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company's home jurisdiction. However, due to the lack of clarification of certain provisions within the Jobs Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is presently reviewing this new legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom (see Note 12), to determine the impact on the Company's consolidated results of operations and financial position.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006. Currently, the Company accounts for its stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in the Company's consolidated results of operations. Management has selected a transition method in which prior period financial statements would not be restated. In addition, management will use the Black-Scholes valuation model, which is the same valuation model the Company uses to value stock options for proforma presentation of income and per-share data for SFAS No. 148 disclosure purposes (see Note 5). The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company's financial condition and will not affect consolidated cash flows; however, if stock options remain an important element of the Company's long-term compensation for its officers and key employees, SFAS No. 123(R) is expected to have a significant adverse effect on the Company's consolidated results of operations.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.

NOTE 12 - SUBSEQUENT EVENT

     As discussed in Note 6, the Company recorded an impairment of goodwill related to its United Kingdom operations. The goodwill impairment primarily arose from a significant medical customer's recently expressed intention to transfer future production from the Company's United Kingdom operations to a lower-cost location by the end of fiscal 2006. On July 25, 2005, this customer announced that it was under investigation by the Office of Communication, a government regulator in the United Kingdom, and that it would postpone the further installation of its product in the United Kingdom until the situation became clearer. Consequently, the Company's future demand from this customer is uncertain.

     On July 20, 2005, a legislative body of the United Kingdom enacted the United Kingdom Finance Act (the "Finance Act"), which may limit the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which may be affected by the Finance Act.

Management is currently reviewing the affect of the Finance Act on the deductibility of interest expense incurred by the United Kingdom subsidiary on these loans. The Finance Act is effective for interest expense arising or accrued after March 16, 2005.

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

OVERVIEW

     Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participates in the Electronic Manufacturing Services ("EMS") industry. We provide product realization services to original equipment manufacturers, or OEMs, in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace industries. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex, high technology and high reliability products. We offer our customers the ability to outsource all stages of product realization, including: development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. The following information should be read in conjunction with our condensed consolidated financial statements included herein and the "Risk Factors" section beginning on page 27.

EXECUTIVE SUMMARY

     Overall revenues in the third quarter of fiscal 2005 increased approximately $38.9 million, or 14 percent, over the comparable prior year period. Overall revenues throughout the first nine months of fiscal 2005 increased by approximately $139.1 million, or 18 percent, over the comparable prior year period. Although revenues in all end-markets increased, the largest revenue gains were in the wireline/networking and medical industries for the three months and nine months ended July 2, 2005 as a result of growth in demand of existing programs, as well as winning new programs from both current and new customers. (See below for a description of our customer industry analysis.)

     Our largest customer remained Juniper Networks Inc. ("Juniper"), which represented 20 percent of our overall net sales for both the three and nine months ended July 2, 2005. This was a significant increase from the 14 percent and 13 percent, respectively, of our overall net sales that Juniper represented in the comparable three and nine month prior year periods. In addition, General Electric Corp. ("GE") accounted for 12 percent and 11 percent of net sales, respectively, for the three and nine months ended July 2, 2005. The percentage of net sales represented by our ten largest customers rose to 60 percent and 58 percent, respectively, for the three months and nine months ended July 2, 2005 compared to 54 percent for both of the comparable prior year periods.

     Gross profit in the third fiscal quarter improved over the comparable prior year period mainly due to higher revenues and improved operating performance at certain of our North American facilities. Gross profits were moderated during the most recent quarter by continued manufacturing inefficiencies at one of our facilities and by lower revenues from traditionally higher-margin engineering services. Start-up costs associated with a new facility in Penang, Malaysia also dampened gross profit, although that operation did generate a nominal profit during the third quarter of fiscal 2005. These adverse factors were offset, in part, by lower accruals for variable incentive compensation in the current period.

     Selling and administrative expenses increased by $1.5 million, or 8 percent, in the third fiscal quarter over the prior year period, primarily as a result of increased spending for internal and external resources to comply with
Section 404 of the Sarbanes Oxley Act of 2002; additional personnel and other administrative expenses to support the revenue growth in Asia; and an increase in bad debt expense and various other corporate overhead costs. These increases were offset, in part, by lower accruals for variable incentive compensation in the current year.

     We incurred $27.6 million of additional restructuring and impairment costs during the third quarter of fiscal 2005, the largest element of which was a $26.9 million impairment of goodwill associated with our operations in Juarez, Mexico ("Juarez") and in Kelso, Scotland and Maldon, England (together, the "United Kingdom") as more fully described in Note 6. In addition, we recognized severance expense totaling $0.7 million relating to an executive position that has been eliminated, final severance and retention bonuses associated with the closure earlier in the current fiscal year of an engineering and manufacturing facility in Bothell, Washington ("Bothell"), and the severance expected for a workforce reduction that will begin to occur later this fiscal year, or early in the next fiscal year, at our facility in Maldon, England ("Maldon").

     Our $21.5 million net loss in the current quarter was primarily due to $26.9 million of goodwill impairment; however, the goodwill impairment is not deductible for income tax purposes, thereby resulting in consolidated taxable income. Operations in the United Kingdom generated taxable income in that tax jurisdiction, which resulted in income tax expense. Our expanding operations in Asia generated taxable income; however, these operations benefit from tax holidays. Our U.S. operations generated taxable income; however, use of net operating loss carryforwards resulted in no income tax in the U.S. The low income tax rate in the comparable period of the prior year reflects tax holidays in Malaysia and China as well as our utilization of net operating loss carryforwards in the U.S.

     Our primary objective is to improve profitability, and we remain intensely focused on improving working capital utilization and return on capital employed. Based on customer indications of expected demand, we currently expect fourth quarter of fiscal 2005 sales to be in the range of $315 million to $325 million; however, our results will ultimately depend on the actual levels of customer orders. Attainment of these levels of revenues in the fourth quarter would mean annual sales growth in fiscal 2005 of between 17 percent and 18 percent over the prior year. In addition, although we have not yet completed our fiscal 2006 financial plan, we currently anticipate comparable sales growth in fiscal 2006; however, our results will ultimately depend on actual customer order levels.

INDUSTRY SECTORS

     Commencing in the first quarter of fiscal 2005, we realigned our end-market sector analysis to better reflect our business development focus. Consequently, our comparative net sales by end-market, or industry, as shown in the Results of Operations section herein, have been reclassified to reflect the new sector categorization, which we previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended January 1, 2005, and which is described below:

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

RESULTS OF OPERATIONS

     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

        Three months ended                    Nine months ended
        ------------------                   ------------------
        July 2,   June 30,      Increase/    July 2,   June 30,      Increase/
          2005      2004       (Decrease)      2004      2004       (Decrease)
        -------   --------   -------------   -------   --------   --------------
Sales    $313.7    $274.8    $38.9   14.2%    $906.7    $767.6    $139.1   18.1%

     Our net sales increase for the three month period reflects increased end-market demand in all sectors, particularly in the wireline/networking and medical sectors. The net sales growth in the wireline/networking and medical sectors was primarily associated with Juniper and GE, respectively, our largest customers. The increase in net sales also reflects new program wins from both new and existing customers.

     Our net sales increase for the nine month period reflects increased end-market demand in all sectors, but particularly strong sales growth in the wireline/networking, wireless infrastructure, medical and defense/security/ aerospace sectors. The net sales growth in the wireless infrastructure and defense/security/aerospace sectors were broadly based, while the net sales growth in the wireline/networking and medical sectors was primarily associated with Juniper and GE, respectively, our largest customers.

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

                         Three months ended    Nine months ended
                         ------------------   ------------------
                         July 2,   June 30,   July 2,   June 30,
                           2005      2004       2005      2004
                         -------   --------   -------   --------
Juniper Networks           20%        14%       20%        13%
General Electric Corp.     12%         *        11%         *

Top 10 customers           60%        54%       58%        54%

*    Represents less than 10 percent of net sales

     Sales to our customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and our customer concentration has increased during the fiscal year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. For example, see Note 12 in Notes to Condensed Consolidated Financial Statements for matters which could affect our future sales to a significant customer of our United Kingdom operations. In addition, as our percentage of sales to customers in a specific sector becomes larger relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.

     As noted in the Industry Sector section above, we aligned our sector analysis and business development focus commencing in the first quarter of fiscal 2005. Utilizing the revised sectors, our percentages of net sales by sector for the indicated periods were as follows:

                                     Percentage of Net Sales
                             ---------------------------------------
                             Three months ended    Nine months ended
                             ------------------   ------------------
                             July 2,   June 30,   July 2,   June 30,
Industry                       2005      2004       2005      2004
--------                     -------   --------   -------   --------
Wireline/Networking             37%       36%      38%         38%
Wireless Infrastructure         11%       13%      11%          9%
Medical                         28%       28%      29%         30%
Industrial/Commercial           19%       20%      18%         20%
Defense/Security/Aerospace       5%        3%       4%          3%
                               ---       ---      ---         ---
                               100%      100%     100%        100%
                               ===       ===      ===         ===

     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

               Three months ended                 Nine months ended
               ------------------                ------------------
               July 2,   June 30,    Increase/   July 2,   June 30,    Increase/
                 2005      2004     (Decrease)     2005      2004     (Decrease)
               -------   --------   ----------   -------   --------   ----------
Gross Profit    $27.1     $23.0     $4.2   18%    $75.0     $63.8     $11.2   18%
Gross Margin      8.7%      8.4%                    8.3%      8.3%

     The improvements in gross profits in both periods were primarily due to higher net sales and improved operating performance at certain of our North American facilities. For the three months ended July 2, 2005, gross profit and gross margin improvements were moderated by continued manufacturing inefficiencies at one of our facilities, and lower net sales from traditionally higher-margin engineering services. In addition, our new facility in Penang, Malaysia, which commenced manufacturing activities in the first quarter of fiscal 2005, achieved only a nominal gross profit and gross margin in the third quarter of fiscal 2005. These adverse factors were off-set, in part, by lower accruals for variable incentive compensation in the current quarter.

     For the nine months ended July 2, 2005, gross profit improvements were moderated and gross margin remained flat as a result of manufacturing inefficiencies at one of our facilities, which included $0.9 million in net inventory adjustments due to the loss of inventory from theft and other causes, lower sales from traditionally higher-margin engineering services and start-up costs of $0.8 million related to the new facility in Penang, Malaysia. These adverse factors were off-set, in part, by lower accruals for variable incentive compensation in the current year.

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

     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

                           Three months ended                 Nine months ended
                           ------------------                ------------------
                           July 2,   June 30,    Increase/   July 2,   June 30,    Increase/
                             2005      2004     (Decrease)     2005      2004     (Decrease)
                           -------   --------   ----------   -------   --------   ----------
Sales and administrative
   expense (S&A)            $19.3     $17.8     $1.5    8%    $56.6     $50.5     $6.1   12%
Percent of sales              6.2%      6.5%                    6.2%      6.6%

     The dollar increase in S&A in the three months ended July 2, 2005 was due to a combination of factors which included: increased spending for internal and external resources to comply with Section 404 of the Sarbanes Oxley Act of 2002; additional personnel and other administrative expenses to support the revenue growth in Asia; and an increase in bad debt expense and various other corporate overhead costs. The decrease in S&A as a percent of net sales was due primarily to the 14 percent increase in net sales in the three months ended July 2, 2005 over the comparable prior year period. These increases were off-set, in part, by lower accruals for variable incentive compensation.

     The dollar increase in S&A in the nine months ended July 2, 2005 was due to a combination of factors including an increase in bad debt expense, increased spending for internal and external resources to comply with Section 404 of the Sarbanes Oxley Act of 2002; additional personnel and other administrative expenses to support the revenue growth in Asia; and increased spending for information technology systems support related to the implementation of an ERP platform. These increases were off-set in part by lower variable incentive compensation. In the nine months ended July 2, 2005, bad debt expense included approximately $1.1 million of expense, primarily associated with an increase in our allowance for doubtful accounts for a small customer that encountered a liquidity problem, whereas the nine months ended June 30, 2004 included $1.1 million of recoveries of accounts receivable that had been previously either written off or reserved for. The decrease in S&A as a percent of net sales was due primarily to the 18 percent increase in net sales in the nine months ended July 2, 2005 over the comparable prior year period.

     Our common ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to translate information globally from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. We converted one more facility to the common ERP platform in the second quarter of fiscal 2005 and now manage a significant majority of our net sales on the common ERP platform. We plan to extend the common ERP platform to the remaining Plexus sites over the next two years; however, the conversion timetable for the other Plexus sites and project scope remain subject to change based upon our evolving needs and sales levels. In addition to S&A expenses associated with the common ERP platform, we continue to incur capital expenditures for hardware, software and certain other costs for testing and installation. As of July 2, 2005, net property, plant and equipment include $21.7 million related to the ERP platform, including $0.1 million and $1.2 million capitalized in the three and nine months ended July 2, 2005. We anticipate incurring up to an additional $1.6 million of capital expenditures for the ERP platform through the remainder of fiscal 2005. See "Fiscal 2005 Restructuring and Impairment Costs" below for discussion of a fiscal 2005 impairment of a shop floor data-collection system, which we determined to remove from the common ERP platform.

     Fiscal 2005 restructuring and impairment costs: For the nine months ended July 2, 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million, of which $27.6 million was recorded in the third quarter of fiscal 2005. The third quarter of fiscal 2005 restructuring and impairment costs included $26.9 million related to goodwill impairment and $0.7 million related to severance.

     We are required to perform goodwill impairment tests at least on an annual basis, for which we selected the third quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. In the third quarter of fiscal 2005, we recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with our United Kingdom operations and $10.8 million represented a full impairment of goodwill associated with our Juarez operations. As of July 2, 2005, our United Kingdom operations have remaining goodwill of $7.0 million.

     The impairment of goodwill associated with our United Kingdom operations arose primarily from a significant medical customer's recently expressed intention to transfer future production from our United Kingdom operations to a lower-cost location by the end of fiscal 2006. The impairment also reflects lowered expectations for the United Kingdom's electronics manufacturing services industry in general. The impairment of goodwill associated with our Juarez operations reflects a lowered forecast of near-term profits and cash flow associated with recent operational issues and an anticipated transfer of a customer program to another Plexus manufacturing facility.

     The third quarter of fiscal 2005 severance expense included $0.3 million for the elimination of a corporate executive position, $0.2 million for additional severance and retention bonuses for key individuals to assist in an orderly transition of programs from our now-closed Bothell facility to other sites, and $0.2 million for a planned workforce reduction at our Maldon facility.

     As noted above, a significant customer of our United Kingdom operations expressed its intention to transfer future production from our United Kingdom operations to a lower-cost location by the end of fiscal 2006. As a result, we plan to convert our facility in Maldon from a manufacturing facility to a fulfillment and service and repair center. This conversion is anticipated to occur over the next few quarters and will result in a net workforce reduction of approximately 25 employees. During the conversion period, we anticipate additional restructuring costs in the amount of $0.4 million to $0.6 million, most of which relates to severance.

     During the nine months ended July 2, 2005, we incurred significant restructuring costs associated with the closure of our Bothell facility. We transferred key customer programs from the Bothell facility to other Plexus locations primarily in the United States. This restructuring reduced our capacity by 97,000 square feet and affected approximately 160 employees. We substantially completed the closure of the Bothell facility during the second quarter of fiscal 2005. We incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.4 million, which consisted of the following elements:

          - $7.6 million was recorded in the nine months ended July 2, 2005 and consisted of $6.2 million for the facility lease, $1.2 million for employee severance and retention bonuses and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.

          - $1.8 million was recorded in the fourth quarter of fiscal 2004 and consisted of $1.5 million for employee severance and $0.3 million for fixed asset impairments;

     During the nine months ended July 2, 2005, we also recorded the following other restructuring and impairment costs:

          - $3.8 million impairment of the remaining elements of a shop floor data-collection system. We had previously recorded a $1.8 million impairment related to the shop floor data-collection system in the fourth quarter of fiscal 2004 when we determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, we extended a maintenance and support agreement for the data-collection system through July 2005 to provide us additional time to evaluate the remaining elements of the system. Based on our evaluation, we determined that the shop floor data-collection system was impaired. We determined that we would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized;

          - $0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at our Juarez facility. The Juarez workforce reduction affected approximately 50 employees;

          - $0.4 million related to additional impairment of our closed San Diego facility. We closed the San Diego facility in fiscal 2003; however, part of that facility was subleased prior to its closing and recorded at the net present value of its estimated sublease income. The remainder of the facility that was available for subleasing was recorded at the net present value of estimated sublease income. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income.

     During the nine months ended July 2, 2005, we also recorded certain reductions to previously recognized restructuring and impairment costs:

          - $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah, Wisconsin ("Neenah"). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, we reactivated use of the warehouse in the second quarter of fiscal 2005.

          - $0.3 million reduction in an accrual for lease obligations for one of the Company's closed facilities near Seattle, Washington ("Seattle"). We were able to sublease one of the two closed Seattle facilities held under operating leases. Lease-related restructuring costs for the Seattle facilities were recorded in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income.

     As discussed in Note 12 to our Condensed Consolidated Financial Statements, on July 25, 2005, a significant customer of our United Kingdom operations announced that it was under investigation by the Office of Communication, a government regulator in the United Kingdom, and would postpone the further installation of its product in the United Kingdom until the situation became clearer. Consequently, future manufacturing for this customer is uncertain.

     Fiscal 2004 restructuring and impairment costs: For the nine months ended June 30, 2004, we recorded restructuring costs of $5.5 million, all of which were recorded in the third quarter of fiscal 2004. The restructuring costs were primarily associated with remaining lease obligations for two previously abandoned Seattle facilities and with the consolidation of a satellite PCB-design office in Hillsboro, Oregon ("Hillsboro") into another Plexus design office. The closure of the Seattle facilities and the lease related restructuring costs were included in previous periods based on future lease payments subsequent to abandonment, less estimated sublease income. As of June 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, we recorded additional lease-related restructuring costs of $4.2 million in the third quarter of fiscal 2004. We also recorded an additional $0.1 million of lease-related restructuring costs on a facility in Neenah for which estimated lease-related restructuring costs were included in previous period restructuring actions.

     The remaining $1.2 million of restructuring costs in the third quarter of fiscal 2004 were primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. These restructuring costs were primarily for severance and contract termination costs associated with leased facilities and software service providers. Approximately 40 employees were affected by this restructuring.

     Pre-tax restructuring charges for the indicated periods are summarized as follows (in thousands):

                                  Three months ended    Nine months ended
                                  ------------------   ------------------
                                  July 2,   June 30,   July 2,   June 30,
                                    2005      2004       2005      2004
                                  -------   --------   -------   --------
Goodwill impairment               $26,915    $   --    $26,915    $   --
Severance costs                       653       743      2,167       743
Lease exit costs and other             65     4,703      6,451     4,703
Asset impairments                      11        48      3,934        48
Adjustments to lease exit costs        --        --       (697)       --
Adjustments to asset impairment        --        --        369        --
Adjustment to severance                --        --         23        --
                                  -------    ------    -------    ------
                                  $27,644    $5,494    $39,162    $5,494
                                  =======    ======    =======    ======

     As of July 2, 2005, we have a remaining restructuring liability of approximately $13.6 million, of which $1.1 million represents a liability for severance costs associated with the closure of our Bothell facility, the elimination of a corporate executive position and a planned workforce reduction in Maldon, and $12.5 million represents a liability for lease obligations and other exit costs primarily associated with our Bothell and Seattle facilities. As of July 2, 2005, the $1.1 million liability for accrued severance costs and $4.3 million of the liability for lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through October 2011.

     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

                               Three months ended    Nine months ended
                               ------------------   ------------------
                               July 2,   June 30,   July 2,   June 30,
                                 2005      2004       2005      2004
                               -------   --------   -------   --------
Income tax expense (benefit)    $1.0      $(0.2)     $0.9       $1.3
Effective annual tax rate         (5)%       20%       (4)%       20%

     Our $21.5 million net loss in the current quarter was primarily due to $26.9 million of goodwill impairment, offset by other results of operations. However, the goodwill impairment is not deductible for income tax purposes, thereby resulting in consolidated taxable income. Operations in the United Kingdom generated taxable income in that tax jurisdiction, which resulted in income tax expense. Our expanding operations in Asia generated taxable income; however, these operations benefit from tax holidays. Our U.S. operations generated taxable income; however, use of net operating loss carryforwards resulted in no income tax in the U.S. Although we established a full valuation allowance on our U.S. deferred income tax assets in the fourth quarter of fiscal 2004, we are able to utilize our net operating loss carry-forwards to offset taxable income in the U.S., thereby contributing to a lower effective tax rate. The low income tax rate in the comparable period of the prior year reflects tax holidays in Malaysia and China as well as our utilization of net operating loss carryforwards in the U.S.

     On July 20, 2005, a legislative body of the United Kingdom enacted the United Kingdom Finance Act (the "Finance Act"), which may limit the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to one of our United Kingdom subsidiaries, which may be affected by the Finance Act. Management is currently reviewing the affect of the Finance Act on the deductibility of interest expense incurred by our United Kingdom subsidiary on these loans. The Finance Act is effective for interest expense arising or accrued after March 16, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities. Cash flows provided by operating activities were $38.5 million for the nine months ended July 2, 2005, compared to cash flows used in operating activities of $(34.4) million for the nine months ended June 30, 2004. During the nine months ended July 2, 2005, cash provided by operating activities was primarily driven by earnings (after adjustment for the non-cash effect of depreciation and amortization and non-cash asset impairments) and increased accounts payable, offset in part by an increase in accounts receivable, prepaid expenses and other assets and inventory.

     As of July 2, 2005, annualized days sales outstanding in accounts receivable remained constant at the prior year-end level of 52 days. Annualized inventory turns increased to 6.4 turns for the nine months ended July 2, 2005 from 6.2 turns for the prior year-end, primarily as a result of the higher net sales in the current period as compared to the prior year period and better inventory management. Inventories increased $1.2 million from September 30, 2004, mainly because of an increase in finished goods offset, in part by a reduction in raw materials. The finished goods inventory increased as a result of certain new customer programs that required us to maintain finished goods, while the raw materials inventory reduction was due to the establishment of certain new supply chain programs.

     Investing Activities. Cash flows used in investing activities totaled $(15.2) million for the nine months ended July 2, 2005, which primarily represented additions to property, plant and equipment, and net purchases of short-term investments, as compared to cash flow provided by investing activities of $10.3 million in fiscal 2004.

     We utilized available cash and our revolving credit facility as the primary means of financing our operating requirements during the first nine months of fiscal 2005. The average amounts outstanding under the revolving credit facility were $0 million and $3.0 million during the three months and nine months ended July 2, 2005, respectively. We utilize operating leases primarily in situations where concerns about technical obsolescence outweigh the benefits of direct ownership. We currently estimate capital expenditures for fiscal 2005 to be approximately $21 million to $24 million, of which $13.2 million were made through the nine months ended July 2, 2005.

     Financing Activities. Cash flows provided by financing activities totaled $1.0 million for the nine months ended July 2, 2005, and primarily represented proceeds from the issuances of common stock through an employee stock purchase plan and proceeds from employees' exercise of stock options, offset, in part, by payment on debt and capital lease obligations. The Company has suspended further employee stock purchases under its employee stock purchase plan as a result of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based
Payment: An Amendment of FASB Statements No. 123 and 95." See "New Accounting Pronouncements" below.

     Our secured revolving credit facility, as amended (the "Secured Credit Facility"), allows us to borrow up to $150 million from a group of banks. Borrowing under the Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a minimum adjusted EBITDA, maximum outstanding borrowings (not to exceed 2.5 times adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the agreement. The Secured Credit Facility was amended on June 30, 2005 to revise a financial covenant. The amendment revised the definition of adjusted EBITDA to exclude any impairment charges that may arise from time-to-time in our assessment of our goodwill. We requested the amendment in connection with our annual evaluation of goodwill under SFAS No. 142, which for Plexus occurs in the third quarter of each fiscal year. For the third quarter of fiscal 2005, we identified $26.9 million of impairment losses related to our Juarez and United Kingdom operations (see "Fiscal 2005 Restructuring and Impairment Costs" above). We cannot assure that we can arrange similar amendments in the future in order to accommodate changes or developments in our business and operations.

     We believe that our Secured Credit Facility, leasing capabilities and cash and short-term investments should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2006. However, the growth anticipated for fiscal 2006 will increase our working capital needs and we may have to use our Secured Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be sure that we will be able to make any such arrangements on acceptable terms.

     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 2, 2005 (in thousands):

                                                        Payments Due by Fiscal Period
                                        ------------------------------------------------------------
                                                   Remaining in                            2010 and
Contractual Obligations                   Total        2005       2006-2007   2008-2009   thereafter
-------------------------------------   --------   ------------   ---------   ---------   ----------
Long-Term Debt Obligations              $     --     $     --      $    --     $    --      $    --
Capital Lease Obligations                 38,985          855        6,017       6,281       25,832
Operating Lease Obligations*              67,527        3,730       23,905      15,291       24,601
Purchase Obligations**                   179,828      143,260       36,568          --           --
Other Long-Term Liabilities
   on the Balance Sheet***                14,043           --        4,193       3,398        6,452
Other Long-Term Liabilities
   not on the Balance Sheet****            1,500          125        1,000         375           --
                                        --------     --------      -------     -------      -------
   Total Contractual Cash Obligations   $301,883     $147,970      $71,683     $25,345      $56,885
                                        ========     ========      =======     =======      =======

* - As of July 2, 2005, operating lease obligations include future payments totaling $8.3 million related to lease exit costs that are included in other long-term liabilities on the balance sheet. The lease exit costs were accrued as a restructuring cost.

** - As of July 2, 2005, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

*** - As of July 2, 2005, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former executives, executive officers and other key employees and restructuring obligations for lease exit costs.

**** - As of July 2, 2005, other long-term obligations not on the balance sheet consist of a salary commitment to an officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, commercial commitments, or other off-balance sheet financing arrangements.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

     Our accounting policies are disclosed in our 2004 Report on Form 10-K. During the three and nine months ended July 2, 2005, there were no material changes to these policies. Our more critical accounting policies are as follows:

     Impairment of Long-Lived Assets - We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include decreases in future performance or industry demand and the restructuring of our operations. See Note 10 in Notes to Condensed Consolidated Financial Statements for discussion of additional asset impairments recorded in the nine months ended July 2, 2005.

     Intangible Assets - Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually, with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred. See Note 6 in Notes to Condensed Consolidated Financial Statements for discussion of $26.9 million of goodwill impairment recorded in the nine months ended July 2, 2005.

     We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit's carrying amount, including goodwill, to a reporting unit's estimated fair market value which is primarily estimated using the present value of expected future cash flows, although market valuations may also be used to a lesser extent. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment, if any. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen decreases in customer demand, future operating performance or industry demand.

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

     Restructuring Costs - From fiscal 2002 through fiscal 2005, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force ("EITF") 94-3 and for leased facilities that were abandoned and subleased. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of July 2, 2005, we have one significant Seattle facility remaining which has not yet been subleased. In fiscal 2004, based on the remaining term available to lease two of our Seattle facilities and the weaker-than-expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, additional lease-related restructuring costs were recorded in fiscal 2004. If we were able to sublease the remaining Seattle facility, we would record a favorable adjustment to restructuring costs, as was the case in the first nine months of fiscal 2005, when we recorded a $0.3 million favorable adjustment to restructuring costs as a result of entering into a sublease for one of the Seattle facilities. See Note 10 in Notes to Condensed Consolidated Financial Statements.

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

     For leased facilities abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See Note 10 in the Notes to Condensed Consolidated Financial Statements for discussion of a lease liability recorded for the nine months ended July 2, 2005 associated with the closure of our Bothell facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt this statement in the first quarter of our fiscal 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

     In December 2004, FASB issued Staff Position ("FSP") FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (the "Act"). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company's home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are presently reviewing this new legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom, to determine the impacts on our consolidated results of operations and financial position (see "Income Taxes" above).

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment: An Amendment of FASB Statements No. 123 and 95." This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal 2006. Currently, we account for stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in our consolidated results of operations. We have selected a transition method in which prior period financial statements would not be restated. In addition, we will use the Black-Scholes valuation model, which is the same valuation model we use to value stock options for proforma presentation of income and per-share data for SFAS No. 148 disclosure purposes (see Note 5 in Notes to Condensed Consolidated Financial Statements). The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect consolidated cash flows; however, if stock options remain an important element of long-term compensation for our officers and key employees, SFAS No. 123(R) is expected to have a significant adverse effect on our consolidated results of operations.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. We are required to adopt FIN 47 by the end of fiscal 2006. We are currently assessing the impact of FIN 47 on our results of operations and financial condition.

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

     Sales to our largest customer for the three months ended July 2, 2005 represented 20 percent of our net sales, while net sales to our largest customer in the comparable period of the prior year represented 14 percent of net sales. One other customer for the three months ended July 2, 2005 represented 12 percent of our net sales. We had no other customers that represented 10 percent or more of net sales in either period. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent and 54 percent of our net sales for the three months ended July 2, 2005 and June 30, 2004, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of other major customers (see for example Note 12 in Notes to Condensed Consolidated Financial

Statements), could seriously harm our business. If we are not able to replace expired, canceled or reduced contracts with new business on a timely basis, our sales will decrease.

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

WE INVEST IN TECHNOLOGY FOR OUR OPERATIONS; DEVELOPMENTS MAY IMPAIR THOSE
ASSETS.

     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of July 2, 2005, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years; however, the conversion timetable and project scope for our remaining sites is subject to change based upon our evolving needs and sales levels.

     During the nine months ended July 2, 2005, we recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system. We partially impaired the shop floor data-collection system in the fourth quarter of fiscal 2004 when we determined that certain elements would not be utilized. During the first quarter of fiscal 2005, we extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of system. Based on our evaluation, and as part of the preparation of our financial statements, we determined that the shop floor data-collection system was impaired. We determined that we would abandon deployment of these remaining elements of the shop-floor data-collection system because the anticipated business benefits could not be realized.

     As of July 2, 2005, overall ERP investments included in net property, plant and equipment totaled $21.7 million and we anticipate incurring up to an additional $1.6 million of capital expenditures for the ERP platform through the remainder of fiscal 2005. Changes in our technology needs may affect the utility of our ERP platform and require additional expenditures in the future.

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

     Due to the rapid sales growth in fiscal 2004, we experienced a significant need for additional employees and facilities. We added many employees around the world, and we have expanded our operations in Penang, Malaysia. Our response to these changes in business conditions in fiscal 2004, compared to the two previous fiscal years, resulted in additional costs to support our growth. If we are unable to effectively manage the growth currently anticipated for fiscal 2005 and fiscal 2006, our operating results could be adversely affected.

     In addition, to meet our customers' needs or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers' needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location (such as occurred with our Bothell facility in the first nine months of fiscal 2005 and which we are now experiencing in our Maldon, England facility) while incurring the costs of expansion in another (such as occurred with our Penang, Malaysia operations).

     We completed the closure of our Bothell facility in the second quarter of fiscal 2005. Although we worked to minimize the potential effects of transitioning customer programs to other Plexus facilities, there are inherent risks that such a transition can result in the continuing disruption of programs and customer relationships.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS, INCLUDING FOREIGN CURRENCY RISKS.

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

     Recently, both the Chinese and Malaysian governments revalued their currencies against the U.S. dollar. Both the Malaysian and Chinese currencies had held relatively fixed to the U.S. dollar for numerous years, but now both governments appear to be adopting a managed float policy (allowing their currencies to move in a tight range up or down from the previous day's close). As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our financial condition, results of operations and cash flows.

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

     We rely on a limited number of suppliers for many components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and in certain areas recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed or delayed production of assemblies using that component, which contributed to an increase in our inventory levels. We expect that shortages and delays in deliveries of some components will occur from time to time, especially as demand for those components increases. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, also could affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm our relationships with customers and reduce our sales.

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

START-UP COSTS AND INEFFICIENCIES RELATED TO NEW OR TRANSFERRED PROGRAMS CAN ADVERSELY AFFECT OUR OPERATING RESULTS.

     Start-up costs, the management of labor and equipment resources in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance can adversely affect our gross margins and operating results. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our additional facility in Penang, Malaysia, which began production in the first quarter of fiscal 2005, or when we transfer programs, such as in connection with the closure our the Bothell facility or the planned transfer of programs from our Maldon facility. These factors also affect our ability to efficiently use labor and equipment. Due to the improved economy and our increased marketing efforts, we are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could be harmed, particularly in the short term.

WE AND OUR CUSTOMERS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS.

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

     Our medical device business, which represented approximately 28 percent of our net sales in the third quarter of fiscal 2005, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these rules can result in, among other things, our and our customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.

     In addition, our customers' failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our sales to those customers. For example, as discussed in Note 12 in Notes to Condensed Consolidated Financial Statements, a significant customer of our United Kingdom operations is under investigation by the Office of Communication, a government regulator in the United Kingdom. Even though our manufacturing services are not implicated in this investigation, it appears to affect our customer's installations going forward, which in turn may affect our sales to that customer.

     In addition, there are two European Union ("EU") directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances ("RoHS"). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, lead being the most relevant restricted substance to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts indicate that similar legislation in the U.S. and Asia will eventually follow.

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

WE DEPEND ON CERTAIN KEY PERSONNEL, AND THE LOSS OF KEY PERSONNEL MAY HARM OUR BUSINESS.

     Our success depends in large part on the continued service of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.

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

WE MAY FAIL TO SECURE OR MAINTAIN NECESSARY FINANCING.

     We maintain a Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million depending upon compliance with related covenants and conditions. However, we cannot be sure that the Secured Credit Facility will provide all of the financing capacity that we will need in the future or that we will be able to amend the Secured Credit Facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.

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

FOREIGN CURRENCY RISK

     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of July 2, 2005, we had no foreign currency contracts outstanding.

     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

              Three months ended    Nine months ended
              ------------------   ------------------
              July 2,   June 30,   July 2,   June 30,
                2005      2004       2005      2004
              -------   --------   -------   --------
Net Sales        8%        10%        9%        10%
Total Costs     13%        13%       13%        14%

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

     Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on average long-term borrowings would have had a nominal impact on net interest expense for both the three months and nine months ended July 2, 2005 and June 30, 2004.

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

                                        Plexus Corp.
                                        (Registrant)


8/11/05                                 /s/ Dean A. Foate
Date                                    ----------------------------------------
                                        Dean A. Foate
                                        President and Chief Executive Officer


8/11/05                                 /s/ F. Gordon Bitter
Date                                    ----------------------------------------
                                        F. Gordon Bitter
                                        Senior Vice President and
                                        Chief Financial Officer