Form 10-K
period 2005-10-01
PLEXUS CORP
filed 2005-12-15
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-14824
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1344447
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(920) 722-3451
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value
Preferred Stock Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 under the Exchange Act).
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of December 1, 2005, there were 43,990,038 shares of common stock outstanding. As of April 2, 2005, 43,330,031 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $11.39 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes shares reported as beneficially owned by directors and executive officers — does not constitute an admission as to affiliate status) was approximately $487 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for 2005 Annual
Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate” and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effects of facilities closures and restructurings

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of the impact of increased competition, and

•	other risks detailed below, especially in “Risk Factors” and otherwise herein, and in our Securities and Exchange Commission filings.
          In addition, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, particularly “Risk Factors” for a further discussion of some of the factors that could affect future results.
* * *
PART 1
ITEM 1. BUSINESS
Overview
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronics Manufacturing Services (“EMS”) industry. We provide a full range of product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace industries with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, direct order fulfillment, logistics and test/repair.
          Because of our focus on serving customers in advanced electronics technology, our business is influenced by major technological and end-market trends such as the rate of development of telecommunications infrastructure, the expansion of network and internet use, and the federal Food and Drug Administration’s approval of new medical devices. Beyond technology, our business is influenced by the overall expansion or contraction of outsourcing by OEMs.
          Established in 1979 as a Wisconsin corporation, we have approximately 6,800 full-time employees, including approximately 360 engineers and technologists dedicated to product development and design, approximately 200 engineers and technologists dedicated to test equipment development and design, and approximately 590 engineers and technologists dedicated to manufacturing process development and control, all of whom operate from 18 active facilities in 14 locations, totaling approximately 1.8 million square feet.
          Although the services we provide, the manufacturing processes we use, the class of customers we serve and the order fulfillment processes we use are similar and generally interchangeable across segments, we noted changes in the economic performance and related long-term expectations of our operating segments during fiscal 2005. As a result, we have reclassified the manner in which we previously aggregated our operating segments from one business segment into four reportable geographical segments: the United States, Asia, Mexico and Europe. See Note 12 in Notes to

Consolidated Financial Statements, which are incorporated herein by reference, for certain financial information about our operating segments, as reclassified.
          We maintain a website at www.plexus.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investors” at our website.
Services
          Plexus offers a broad range of integrated services as more fully described below; our customers may utilize any, or all, of the following services and tend to use more of these services as their outsourcing strategies mature:
          Product development and design. We provide comprehensive conceptual design and value engineering services. These product design services include project management, feasibility studies, product conceptualization, specifications for product features and functions, product engineering specifications, circuit design (including digital, microprocessor, power, analog, RF, optical and micro-electronics), application-specific integrated circuit design (ASIC), printed circuit board layout, embedded software design, product housing design, development of test specifications and product validation testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction, component obsolescence, feature expansion, test enhancement and component re-sourcing.
          Prototyping and new product introduction services. We provide assembly of prototype products within our operating sites. We supplement our prototype assembly services with other value-added services, including materials management, analysis of the manufacturability and testability of a design, test implementation and pilot production runs leading to volume production. These services link our engineering, our customers’ engineering and our volume manufacturing facilities. These links facilitate an efficient transition from engineering to manufacturing. We believe that these services provide significant value to our customers by accelerating their products’ time-to-market schedule.
          Test equipment development. Enhanced product functionality has led to increasingly complex components and assembly techniques; consequently, there is a need to design and assemble increasingly complex in-circuit and functional test equipment for electronic products and assemblies. Our internal development of this test equipment allows us to rapidly specify, implement, maintain and enhance test solutions that efficiently test printed circuit assemblies, subassemblies, system assemblies and finished products. We also develop specialized equipment that allows us to environmentally stress-test products during functional testing to assure reliability. We believe that the internal design and production of test equipment is an important factor in our ability to provide technology-driven products of consistently high quality.
          Material sourcing and procurement. We provide contract manufacturing services on either a “turnkey” basis, which means we source and procure some or all of the materials required for product assembly, or on a “consignment” basis, which means the customer supplies some, or occasionally all, of the materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and potential inventory risk than consignment services. Substantially all of our manufacturing services are currently on a turnkey basis.
          Agile manufacturing services. We have the manufacturing services expertise required to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These manufacturing services, which we endeavor to provide on an agile and rapid basis, include developing and implementing materials and manufacturing strategies that meet our customers’ requirements for demand flexibility, for assembling printed circuit boards utilizing a wide range of assembly technologies, and for building and configuring final product and system boxes and testing assemblies to meet customers’ requirements. These complex products are typically configured to fulfill unique end-customer requirements and many are shipped directly to our customers’ end users.
          Fulfillment and logistic services. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then Build to Order (“BTO”) and Configure to Order (“CTO”) and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”)

systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
          After-market support. We provide service support for manufactured products requiring repair and/or upgrades, which may or may not be under a customer’s warranty. We provide in and out bound logistics required to support fulfillment and service. We also provide installation for select products.
          Regulatory requirements. In addition, we have developed certain processes and tools to meet industry-specific requirements. Among these are the tools and processes to assemble finished medical devices that meet U.S. Food and Drug Administration Quality Systems Regulation requirements and similar regulatory requirements in other countries.
          Our manufacturing facilities are ISO certified to 9001:2000 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 — United States, Asia, Mexico

•	Environmental Standard ISO — 14001 — Asia, Europe

•	21 CFR part 820 (FDA) (Medical) — United States, Asia, Mexico

•	Telecommunications Standard TL 9000 — United States, Asia

•	Aerospace Standard AS9100 — United States, Asia

•	ITAR (International Traffic and Arms Regulation) self-declaration — United States

•	ANSI/ESD S20.20 — United States
Customers and Industries Served
          We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2005, we provided services to over 130 customers. For many customers, we provide both a design and production function, thereby allowing our customers to concentrate on concept development, distribution and marketing, while accelerating their time to market, reducing their investment in engineering and manufacturing capacity and thereby optimizing total product cost.
          Juniper Networks (“Juniper”) and General Electric Corp. (“GE”) accounted for 19 percent and 12 percent, respectively, of our net sales in fiscal 2005. Juniper accounted for 14 percent of our net sales in fiscal 2004, and Siemens (“Siemens”) accounted for 12 percent of our net sales in fiscal 2003. No other customer accounted for 10 percent or more of our net sales in fiscal 2005, 2004 or 2003. The loss of any of our major customers could have a significant negative impact on our financial results.
          Many of our large customers contract with us independently through multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.
          In fiscal 2005, we redefined our end-market sectors to reflect more accurately our current business development focus:
•	Wireline/Networking — The manufacture and design of electronic products and technologies that transmit and store voice, data and video electronically using wire conductors and/or optical fibers. Products include routers, switches, servers, security devices, storage devices, gateways, bridges, and hubs, internet service and optimization gear.

•	Wireless infrastructure — The manufacture and design of electronic products and technologies that support the management and delivery of wireless voice, data and video communications. Products include cellular base stations, wireless and radio access, broadband wireless access, networking gateways and devices.

•	Medical — The manufacture and design of electronic products and technologies mainly for advanced electronic medical instruments, therapeutic devices, diagnostic devices, imaging devices and communication devices. Products include wireless implantable programmers, patient communication devices, surgical laser instruments, harmonic scalpel instruments, blood analysis instruments, wound management instruments, ultrasound systems, computed tomography (“CT”) components, and x-ray systems.

•	Industrial/Commercial — The manufacture and design of electronic products used primarily in a broad array of industrial and commercial sectors of the economy. Products include industrial controls, high-end laboratory instruments, advanced utility meters, and products that control and coordinate audio visual systems.

•	Defense/Security/Aerospace — The manufacture and design of electronic products for the defense, homeland security and aerospace industries. Products include detection devices, secure data communications equipment, computers, vision systems and avionics systems.
          The distribution of our net sales to the sectors noted above is shown in the following table:

	Fiscal years ended
	October 1,	September 30,	September 30,
Industry	2005	2004	2003
Wireline/Networking	38%	37%	33%
Wireless Infrastructure	10%	10%	9%
Medical	30%	31%	33%
Industrial/Commercial	17%	17%	22%
Defense/Security/Aerospace	5%	5%	3%

	100%	100%	100%

          Although our current business development focus is based on the end-market sectors noted above, we evaluate our financial performance and allocate our resources on a geographic basis (see Note 12 in Notes to Consolidated Financial Statements regarding our operating segments).
Materials and Suppliers
          We typically purchase raw materials, including printed circuit boards and electronic components, from manufacturers as well as from electronic distributors. In addition, we occasionally purchase components from customers. The key electronic components we purchase include specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components used in higher-level assembly and manufacturing. These components include injection-molded plastics, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. All of these components range from standard to highly customized and vary widely in terms of market availability and price.
          Occasional component shortages and subsequent allocations by suppliers are an inherent part of the electronics industry. We actively manage our business to try to minimize our exposure to material and component shortages. We have a corporate sourcing and procurement organization whose primary purpose is to develop supply-chain sources and create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and therefore can influence the selection of components used in some new products, component manufacturers often provide us with priority access to materials and components, even during times of shortages. We have undertaken a series of initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and other efforts to improve our overall supply chain flexibility.
New Business Development
          Our new business development is directed primarily through an internal effort organized around end-markets, or market sectors. Each market sector has a team of dedicated, empowered resources including sector vice presidents, customer management vice presidents, sales account executives, customer managers, customer development directors, market sector analysts, and service specialists. Our sales and marketing efforts focus on generating both new customers and expanding business with existing customers. Our ability to provide a full range of product realization services is a marketing advantage; our service specialists participate in marketing through direct customer contact and participation in industry symposia and seminars.

Competition
          The market for the services we provide is highly competitive. We compete primarily on the basis of meeting the unique needs of our customers, and providing flexible solutions, timely order fulfillment and strong engineering, testing and production capabilities. We have many competitors in the electronics design and assembly industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors primarily compete only in specific sectors, typically within limited geographical areas. We also compete against companies that design or manufacture items in-house. In addition, we compete against foreign, low-labor-cost manufacturers. This foreign, low-labor-cost competition tends to focus on commodity and consumer-related products, which is not our focus.
Intellectual Property
          We own various service marks, including “Plexus,” and “Plexus, The Product Realization Company.” Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.
Information Technology
          In fiscal 2001, we began implementation of an ERP platform. This ERP platform augments our other management information systems and includes software from J.D. Edwards (now part of Oracle Corporation) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information and create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2005, we converted one additional manufacturing facility to the common ERP platform and now manage a significant majority of our net sales on the common ERP platform. We plan to extend the common ERP platform to the remaining Plexus sites over the next two years; however, the conversion timetable for the remaining Plexus sites and project scope are subject to change based upon our evolving needs.
Environmental Compliance
          We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. We believe that we are in compliance with all federal, state and local environmental laws and do not anticipate any significant expenditures in maintaining our compliance; however, there can be no assurance that violations will not occur which could have a material adverse effect on our financial results.
Employees
          Our employees are one of our primary strengths, and we make a considerable effort to maintain a well-qualified and motivated work force. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill developments for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained. We have a policy of involvement and consultation with employees in every facility and strive for continuous improvement at all levels.
          We employ approximately 6,800 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In Europe, approximately 70 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 2. PROPERTIES
     Our facilities comprise an integrated network of engineering and manufacturing centers with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.3 million square feet of capacity. This includes approximately 1.7 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.3 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.5 million square feet of this capacity is either vacant or subleased. Our facilities are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Penang, Malaysia (1)	Manufacturing/Engineering	276,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois	Manufacturing	141,000	Leased
Appleton, Wisconsin	Manufacturing	67,000	Owned
Ayer, Massachusetts	Manufacturing	65,000	Leased
Xiamen, China	Manufacturing	63,000	Leased
Kelso, Scotland	Manufacturing	60,000	Leased
Maldon, England (2)	Manufacturing	40,000	Owned
Fremont, California	Manufacturing	36,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado	Engineering	19,000	Leased
Raleigh, North Carolina	Engineering	17,000	Leased
Livingston, Scotland	Engineering	2,000	Leased

Neenah, Wisconsin (3)	Office/Warehouse	93,000	Leased
Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
El Paso, Texas	Office/Warehouse	25,000	Leased
Neenah, Wisconsin (1)	Office	27,000	Leased

San Diego, California (4)	Inactive/Other	198,000	Leased
Seattle, Washington (1) (5)	Inactive/Other	141,000	Leased
Bothell, Washington (6)	Inactive/Other	97,000	Leased
San Diego, California (7)	Inactive/Other	36,000	Leased
Hillsboro, Oregon (7)	Inactive/Other	9,000	Leased
Nashua, New Hampshire (7)	Inactive/Other	5,000	Leased

(1)	Includes more than one building.

(2)	In fiscal 2006, we anticipate transitioning this facility to a fulfillment and service and repair center.

(3)	This leased warehousing space was previously abandoned (i.e. ceased use of) as part of a fiscal 2003 restructuring action; however, we reactivated use of the warehouse during fiscal 2005.

(4)	This building is subleased and no longer used in our operations.

(5)	Consists of two facilities previously used for engineering and manufacturing operations. During fiscal 2005, we subleased a portion of one of the unoccupied facilities and are seeking to sublease the other facility.

(6)	We closed this facility in fiscal 2005 and are seeking to sublease the space.

(7)	This facility is no longer used in our operations. The lease terminates in fiscal 2006.

ITEM 3. LEGAL PROCEEDINGS
          As we have previously disclosed, the Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorneys’ fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson appealed this ruling and on September 9, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the lower Court’s decision ruling that the Lemelson patents are unenforceable, and on November 16, 2005 denied a petition for rehearing. Lemelson may appeal this decision to the U.S. Supreme Court. The lawsuit against the Company remains stayed pending the outcome.
          The Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	47	President, Chief Executive Officer and Director
F. Gordon Bitter	62	Senior Vice President and Chief Financial Officer
David A. Clark	45	Vice President and Vice President-Materials and Supply Chain, Plexus Electronic Assembly
Thomas J. Czajkowski	41	Vice President and Chief Information Officer
Paul L. Ehlers	49	Senior Vice President, and President of Plexus Electronic Assembly
Joseph D. Kaufman	48	Senior Vice President, Secretary and Chief Legal Officer
J. Robert Kronser	46	Executive Vice President and Chief Technology & Strategy Officer
Simon J. Painter	40	Corporate Controller and Chief Accounting Officer
David H. Rust	58	Vice President — Human Resources
George W.F. Setton	59	Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen	47	Vice President, and President of Plexus Technology Group
Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000; previously Chief Operating Officer from 2001 to 2002, Executive Vice President from 1999 to 2001 and President of Plexus Technology Group prior thereto.
F. Gordon Bitter joined Plexus out of retirement in October 2002 as Vice President and Chief Financial Officer. In February 2005, Mr. Bitter was promoted to Senior Vice President and Chief Financial Officer. Previously, Mr. Bitter was the Senior Vice President-Finance and Administration and Chief Financial Officer for Hadco Corporation, a printed circuit board and electronics contract manufacturer, from 1998 to 2000. Prior to that, Mr. Bitter had held numerous senior financial and operational positions in various industrial companies.
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
David H. Rust joined Plexus in 2001 as Vice President — Human Resources. Previously, Mr. Rust served as Vice President and Chief Human Resources Officer from 1990 to 2001 for Menasha Corporation.
George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer. He was Plexus’ Principal Accounting Officer from 2001 to 2003. Previously, from 2000 to 2001, Mr. Setton was a partner in Euram, Inc., a financial consulting firm, and from 1997 to 1999, Mr. Setton served as Group Treasurer for Carr Futures, Inc.
Michael T. Verstegen joined Plexus in 1983 and has served as Vice-President since 2002. In addition, Mr. Verstegen served as President of Plexus Technology Group since 2001. Mr. Verstegen has held various management positions within the engineering business unit from 1995 to 2000.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
     For the fiscal years ended October 1, 2005 and September 30, 2004, the Company’s Common Stock has traded on the NASDAQ Stock Market. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended October 1, 2005			Fiscal Year Ended September 30, 2004
	High	Low		High	Low
First Quarter	$14.54	$11.05	First Quarter	$19.63	$15.30
Second Quarter	$13.07	$10.13	Second Quarter	$24.47	$16.15
Third Quarter	$14.99	$10.02	Third Quarter	$19.28	$12.35
Fourth Quarter	$17.93	$13.50	Fourth Quarter	$13.50	$9.95
          As of December 1, 2005, there were approximately 950 shareholders of record. We have not paid any cash dividends. We anticipate that all earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
ITEM 6. SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
	October 1,		September 30,		September 30,		September 30,		September 30,
	2005		2004		2003		2002		2001
Operating Statement Data

Net sales	$1,228,882		$1,040,858		$807,837		$883,603		$1,062,304
Gross profit	105,736		86,778		52,965		81,320		131,790
Gross margin percentage	8.6%		8.3%		6.6%		9.2%		12.4%
Operating income (loss)	(9,745	) (1)	9,216	(2)	(71,531	) (3)	(3,636	) (4)	68,388 (5)
Operating margin percentage	(0.8%)		0.9%		(8.9%)		(0.4%)		6.4%
Net income (loss)	(12,417	) (1)	(31,580	) (2)	(67,978	) (3)	(4,073	) (4)	39,150 (5)
Earnings (loss) per share (diluted)	$(0.29	) (1)	$(0.74	) (2)	$(1.61	) (3)	$(0.10	) (4)	$0.91 (5)

Cash Flow Statement Data
Cash flows provided by (used in) operations	$81,967		$(21,352)		$(19,953)		$130,455		$119,479
Capital equipment additions	21,707		18,086		22,372		30,760		54,560
Balance Sheet Data
Working capital	$239,392		$215,360		$210,315		$219,854		$277,055
Total assets	600,468		545,708		553,054		583,945		602,525
Long-term debt and capital lease obligations	22,310		23,160		23,502		25,356		70,016
Shareholders’ equity	340,015		351,413		371,016		430,689		426,852
Return on average assets	(2.2%)		(5.7%)		(12.0%)		(0.7%)		7.0%
Return on average equity	(3.6%)		(8.7%)		(17.0%)		(0.9%)		12.3%
Inventory turnover ratio	6.4x		6.2x		6.5x		7.0x		5.3x

(1)	In fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with the impairments of goodwill related to our operations in the United Kingdom and Mexico, the closure of our Bothell, Washington (“Bothell’) facility (as previously announced in fiscal 2004), the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs. We also recorded certain adjustments to previously recognized restructuring and impairment costs.

(2)	In fiscal 2004, we recorded restructuring and impairment costs of approximately $9.3 million, which were primarily associated with the remaining lease obligations for two previously abandoned facilities near Seattle, Washington (the “Seattle facilities”), severance costs associated with the closure of our Bothell facility, the impairment of certain abandoned software, and the remaining lease obligation and severance costs related to the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In addition, we recorded a $36.8 million valuation allowance for deferred income tax assets.

(3)	In fiscal 2003, we recorded restructuring and impairment costs of approximately $59.3 million ($36.8 million after-tax) which primarily related to closing facilities in Richmond, Kentucky and San Diego, California. In addition, we adopted Statement of Financial Accounting Standards No. 142 for the accounting of goodwill and other intangible assets. We determined that a pre-tax transitional impairment charge of $28.2 million was required, which was recorded as a cumulative effect of a change in accounting for goodwill ($23.5 million after-tax).

(4)	In fiscal 2002, we completed the acquisition of certain assets of MCMS, Inc. (“MCMS”). The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition (January 2002). No goodwill resulted from the acquisition. We incurred approximately $0.3 million of acquisition costs in fiscal 2002 associated with the acquisition of the MCMS operations. We also recorded fiscal 2002 restructuring costs of approximately $12.6 million. Together, these costs totaled approximately $8.3 million after-tax.

(5)	In connection with the May 2001 acquisition of Qtron Inc. (“Qtron”) and merger with e2E, we recorded acquisition and merger costs of approximately $1.6 million ($1.4 million after-tax). We also recorded restructuring costs of approximately $1.9 million ($1.1 million after-tax). The effects of the acquisition of Qtron are reflected in the financial statements from the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Plexus participates in the Electronics Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers, (“OEMs”), and other technology companies in a number of industry sectors that are described below. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section beginning on page 24.
          Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured product internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the internet. In addition, the federal Food and Drug Administration’s approval of new medical devices can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
          We provide most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies the necessary materials, and we provide the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to manufacturing, and involve greater resource investments than consignment services. Other than certain test equipment used for internal manufacturing, we do not design or manufacture our own proprietary products.
INDUSTRY SECTORS
          Our business development efforts are focused on specific end-markets as follows:
•	Wireline/Networking — The manufacture and design of electronic products and technologies that transmit and store voice, data and video electronically using wire conductors and/or optical fibers. Products include routers, switches, servers, security devices, storage devices, gateways, bridges, and hubs, internet service and optimization gear.

•	Wireless infrastructure — The manufacture and design of electronic products and technologies that support the management and delivery of wireless voice, data and video communications. Products include cellular base stations, wireless and radio access, broadband wireless access, networking gateways and devices.

•	Medical — The manufacture and design of electronic products and technologies mainly for advanced electronic, medical instruments, therapeutic devices, diagnostic devices, imaging devices and communication devices. Products include wireless implantable programmers, patient communication devices, surgical laser instruments, harmonic scalpel instruments, blood analysis instruments, wound management instruments, ultrasound systems, computed tomography (“CT”) components, and x-ray systems.

•	Industrial/Commercial — The manufacture and design of electronic products used primarily in a broad array of industrial and commercial sectors of the economy. Products include industrial controls, high-end oscilloscopes, advanced electrical meters, and products that control and coordinate audio visual systems.

•	Defense/Security/Aerospace — The manufacture and design electronic products for the defense, homeland security and aerospace industries. Products include detection devices, secure data communications equipment, computers, vision systems and avionics systems.
EXECUTIVE SUMMARY
          Our focus as we entered fiscal 2005 was to improve the Company’s profitability primarily by attaining profitable growth in revenues while improving operational efficiencies, including better management of working capital. Revenues in fiscal 2005 increased 18 percent over the prior year, and gross margins, both in absolute dollars and as a percentage of revenues, improved quarter-over-quarter throughout the fiscal year. Gross margins in the first half of the year were adversely affected by manufacturing inefficiencies and material control issues in our facility in Juarez, Mexico (“Juarez”). In addition, we incurred anticipated start-up losses associated with a new facility in Penang, Malaysia (“Penang”), which attained profitability only later in the fiscal year. Profitability was enhanced by the economies of scale associated with higher revenues than in the prior year, as well as the continued application of lean manufacturing initiatives.
          Better inventory management allowed us to increase revenues without substantially increasing inventory levels, and inventory turnover increased to 6.4 from the prior year’s 6.2. We also negotiated more favorable payment terms with many of our suppliers, which increased accounts payable balances and improved our cash conversion cycle. Our focus on improving working capital management allowed us to finance revenue growth internally and still generate positive cash flows from operations resulting in a $63.8 million increase in cash and short-term investments.
          As we enter fiscal 2006, we are encouraged by the improved operational metrics achieved in the prior year. Our goal is to continue to improve financial performance and to earn an after-tax return on capital employed greater than our estimated 15 percent weighted average cost of capital. This, we believe, can be achieved by expanding operating margins and accelerating our capital employed turnover through further improvements in the management of working capital. Based on customer indications of expected demand and management estimates of new program wins, our internal projections currently anticipate full fiscal 2006 sales growth of approximately 15 percent to 18 percent. We currently expect first quarter of fiscal 2006 sales to be in the range of $315 million to $325 million; however, our results will ultimately depend on the actual levels of customer orders.
FACILITY CLOSURES/ACQUISITIONS
          In fiscal 2005, we closed our Bothell engineering and manufacturing facility and transitioned the remaining customer programs to other Plexus sites.
          In fiscal 2004, we purchased a second manufacturing facility in Penang, which commenced manufacturing activities in the first quarter of fiscal 2005. The expansion was driven by additional demand from our customers for more production in this relatively low-cost country. In fiscal 2004, we closed our PCB design operations in Hillsboro, Oregon (“Hillsboro”) and announced plans to close our Bothell facility in fiscal 2005. In addition, we sold a small PCB design operation in Tel Aviv, Israel to a group of former employees; however, this transaction did not have a material impact on our consolidated financial statements.
          In fiscal 2003, we closed our manufacturing facilities in San Diego, California (“San Diego”) and Richmond, Kentucky (“Richmond”), and ceased production in our oldest facility in Neenah, Wisconsin (“Neenah”). In addition, we sold our PCB design operations in Nashua, New Hampshire to a group of former employees; however, this transaction did not have a material impact on our consolidated financial statements.
RESULTS OF OPERATIONS
          Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Net Sales	$1,228.9	$1,040.9	$807.8

          Net sales for the fiscal year ended October 1, 2005 increased 18 percent from the year ended September 30, 2004. The increase reflects increased growth in all sectors, particularly in the wireless infrastructure, wireline/networking, industrial and medical sectors.
          The net sales growth in the wireline/networking and medical sectors was primarily associated with Juniper and GE, respectively, our largest customers. Net sales growth in the wireline/networking sector is expected to continue in fiscal 2006 based on current customer forecasts and the expected start-up of new programs. In the medical sector, we anticipate that net sales may decline in fiscal 2006 due largely to uncertainty over future manufacturing for a key customer in the United Kingdom (see further discussion below under “Fiscal 2005 Restructuring and Impairment Costs — Goodwill Impairment”).
          The growth in the wireless infrastructure and industrial sectors reflect new program wins from both new and existing customers. Based on current customer forecasts, we anticipate that net sales in the industrial sector will be relatively flat in fiscal 2006. Although we achieved fiscal 2005 net sales growth in the wireless infrastructure sector, a key end-customer of one of our customers in this sector recently exercised an option to manufacture some of our customer’s product. The impact of this event on us is unknown; however, the event prompts a less optimistic outlook for the wireless infrastructure sector in the first half of fiscal 2006.
          In the defense/security/aerospace sector, we obtained new programs during fiscal 2005, which we anticipate will result in fiscal 2006 net sales growth in this sector as we move beyond start-up production for these new customers.
          Net sales for the fiscal year ended September 30, 2004 increased 29 percent from the year ended September 30, 2003. The increase reflects strengthened end-market demand in the wireline/networking, wireless infrastructure, medical and defense/security/aerospace sectors, as well as new program wins from both new and existing customers in all sectors. Net sales growth in the wireline/networking sector was primarily associated with Juniper, our largest customer. The industrial/commercial sector remained relatively flat due to weakened end-market demand from one customer.
          The percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Juniper Networks	19%	14%	*
General Electric	12%	*	*
Siemens	*	*	12%
Top 10 customers	60%	51%	55%

*	Represents less than 10 percent of net sales
          Sales to our largest customers may vary from time to time depending on the size and timing of program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and our customer concentration has increased during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of their fluctuating end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. For example, see Note 9 in Notes to Consolidated Financial Statements for matters which could affect our future sales to a significant customer in the United Kingdom. In addition, as our percentage of sales to customers in a specific industry becomes larger relative to other industries (as we are currently experiencing in the wireline/networking industry), we will become increasingly dependent upon economic and business conditions affecting that industry.

          Our net sales by industry for the indicated periods were as follows:

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Wireline/Networking	38%	37%	33%
Wireless Infrastructure	10%	10%	9%
Medical	30%	31%	33%
Industrial/Commercial	17%	17%	22%
Defense/Security/Aerospace	5%	5%	3%

	100%	100%	100%

          For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in our operating segments in the United States and Asia. Net sales to GE, a major customer, occur in our segments in the United States, Asia and Mexico. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our operating segments, including a detail of net sales by operating segment.
          Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Gross Profit	$105.7	$86.8	$53.0
Gross Margin	8.6%	8.3%	6.6%
          For the fiscal year ended October 1, 2005, gross profit improvements were primarily due to higher net sales and improved operating performances at several sites arising from lean manufacturing and other cost-reduction initiatives. Gross profit and gross margin improvements were moderated, however, as a result of manufacturing inefficiencies and material control issues in our Juarez facility. Lower sales from traditionally higher-margin engineering services, and anticipated start-up costs related to a new facility in Penang also negatively impacted gross profit and gross margin in fiscal 2005.
          For the fiscal year ended September 30, 2004, the improvement in gross profit and gross margin was primarily due to higher net sales and the benefits of the prior year’s restructuring actions that resulted in enhanced manufacturing capacity utilization. The primary fiscal 2003 restructuring actions benefiting fiscal 2004 gross margins included the closures of the San Diego and Richmond facilities. The gross profit and gross margin improvements were partially offset, however, by manufacturing inefficiencies related to the start of many new programs, higher compensation and benefits costs, including variable incentive compensation, and increased amortization of capitalized costs associated with our common ERP platform.
          Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant to the transition of new programs, product life cycles, sales volumes, price erosion within the electronics industry, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.
          Most of the research and development we conduct is paid for by our customers and is therefore included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are not material.

          Operating expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Selling and administrative expense	$76.3	$68.3	$65.2
Percent of sales	6.2%	6.6%	8.1%
          The dollar increase in S&A for the fiscal year ended October 1, 2005 was due to a combination of factors including increased spending for internal and external resources to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), an increase in bad debt expense, in part due to a small customer that encountered a liquidity issue during fiscal 2005, and the expense of additional personnel and other administrative expenses to support growth in Asia. These increases were offset in part by lower variable incentive compensation. The decrease in S&A as a percent of net sales was due primarily to the 18 percent increase in net sales in fiscal 2005 over the prior year.
          Through fiscal 2005, we accounted for stock option awards under the provisions of Accounting Principles Board No. 25, which resulted in no compensation expense in our consolidated results of operations. Effective in fiscal 2006, we will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS No 123(R) requires that we recognize stock-based compensation as an expense in our results of operations. The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition and will not affect consolidated cash flows; however, if stock options remain an important element of our long-term compensation for directors, officers and key employees, SFAS No. 123(R) is expected to have a significant adverse effect on our consolidated results of operations. Based on unvested options outstanding at October 1, 2005, the future compensation cost to be recognized as a result of the implementation of SFAS No. 123(R) is approximately $0.4 million, nearly all of which will be recognized in fiscal 2006.
          The dollar increase in S&A for the fiscal year ended September 30, 2004 was primarily due to variable incentive compensation expense and additional expenses for the support of information technology systems related to the implementation of our common ERP platform, offset, in part, by $1.7 million of recoveries of accounts receivable that were either written off or reserved for in prior periods. During fiscal 2004, we devoted substantial internal resources in accounting, information technology and legal, supplemented by the use of external consultants, to the Section 404 compliance effort. The significant decrease in S&A as a percent of net sales was due primarily to the higher level of net sales over the prior year.
          Restructuring and impairment costs. The following table summarizes our restructuring and impairment costs for fiscal 2005, 2004, and 2003 (dollars in millions):

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Goodwill impairment	$26.9	$—	$5.6
Lease exit costs and other	6.5	0.4	10.9
Asset impairments	3.9	2.1	32.4
Severance costs	2.2	2.5	10.4
Adjustments to lease exit costs	(0.7)	4.3	—
Adjustments to asset impairments	0.4	—	—

Total restructuring and impairment costs	$39.2	$9.3	$59.3

          The restructuring and impairment costs were associated with various segments. Such costs are not allocated to operating segments, as management excludes such costs when assessing the performance of the operating segments. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our operating segments, including a summary of restructuring and impairment costs by operating segment.
          Fiscal 2005 restructuring and impairment costs: During fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with goodwill impairment, the closure of the Bothell facility, the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs and adjustments to previously recognized restructuring and impairment actions.

          Goodwill Impairment. We are required to perform goodwill impairment tests at a minimum on an annual basis, for which we selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of fiscal 2005, we recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with our operations in the United Kingdom (our European operating segment) and $10.8 million represented a full impairment of goodwill associated with our operations in Juarez (our Mexican operating segment). As of October 1, 2005, we have remaining goodwill of $7.0 million related to our operations in the United Kingdom.
          The impairment of goodwill associated with operations in the United Kingdom arose primarily from a significant medical customer’s recently expressed intention to transfer future production by the end of fiscal 2006 from the United Kingdom to a lower-cost location. The impairment also reflects lowered expectations for the United Kingdom’s electronics manufacturing services industry, in general. The impairment of goodwill associated with operations in Juarez reflects a lowered forecast of near-term profits and cash flows associated with recent operational issues and an anticipated transfer of a major customer’s program to another Plexus manufacturing facility.
          In July 2005, subsequent to our goodwill evaluation, our significant customer in the United Kingdom referred to above announced that it was under investigation by the Office of Communication (“OOC”), a government regulator in the United Kingdom, and would postpone the further installation of its product in the United Kingdom until the regulatory situation became clearer. In September 2005, the customer provided an updated announcement indicating that although the OOC’s investigation was still continuing, the investigation had appeared to diminish in scope, which the customer viewed as an encouraging step toward a positive resolution of the investigation. However, our future manufacturing for this customer remains uncertain.
          Bothell Facility Closure. During fiscal 2005, we incurred significant restructuring costs associated with the closure of the Bothell facility. We transferred key customer programs from the Bothell facility (a part of our United States operating segment) to other Plexus locations, primarily in the United States. This restructuring reduced our capacity by 97,000 square feet and affected approximately 160 employees. We completed the closure of the Bothell facility during fiscal 2005 (as previously announced in fiscal 2004). During fiscal 2005 and 2004, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, which consisted of the following elements:
•	$7.5 million was recorded in fiscal 2005 and consisted of $6.2 million for the facility lease, $1.1 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property;

•	$1.8 million was recorded in fiscal 2004 and consisted of $1.5 million for employee severance and $0.3 million for fixed asset impairments.
          Shop Floor Data-Collection System Impairment. During fiscal 2005, we recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system. We had previously recorded a $1.7 million impairment related to the shop floor data-collection system in fiscal 2004 when it was determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, we extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of the system. Based on our evaluation, we determined that the shop floor data-collection system was impaired. We abandoned deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized. These costs were not allocated to a specific geographic operating segment.
          Other Restructuring Costs. During fiscal 2005, we also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility (our Mexican operating segment). The Juarez workforce reduction affected approximately 50 employees;

•	$0.3 million for severance associated with the elimination of a corporate executive position. These costs were not allocated to a specific geographic operating segment;

•	$0.2 million for a planned workforce reduction at a facility in Maldon, England (“Maldon”). As noted above, a significant customer in the United Kingdom intends to transfer future production from the United Kingdom to a lower-cost location by the end of fiscal 2006. As a result, we plan to consolidate the Maldon manufacturing operations into our facility in Kelso, Scotland and focus the Maldon facility on fulfillment and service and repair. This transition is anticipated to be completed by the end of fiscal 2006 and will result in a net workforce reduction of approximately 25 employees. During the transition period, we anticipate additional restructuring costs in the amount of $0.4 million to $0.6 million, most of which relates to employee retention costs;

•	$0.3 million of other restructuring costs. These costs were not allocated to a specific geographic operating segment.
          Adjustments to Provisions: During fiscal 2005, we recorded certain adjustments to previously recognized restructuring and impairment costs. All adjustments to provisions are associated with prior actions in the United States:
•	$0.4 million additional expense related to additional impairment of the closed facility in San Diego. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income;

•	a $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah. The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, we reactivated use of the warehouse in the second quarter of fiscal 2005;

•	a $0.3 million reduction in an accrual for lease obligations for one of the closed facilities near Seattle. We subleased one of the two closed Seattle facilities held under operating leases.
          We currently expect that our fiscal 2005 restructuring actions will primarily benefit cost of sales through lower facilities costs and employee expenses.
          Fiscal 2004 restructuring and impairment actions: During fiscal 2004, we recorded pre-tax restructuring and impairment costs totaling $9.3 million. The restructuring and impairment costs were primarily associated with adjustments to previously recognized restructuring actions, specifically, additional lease obligations for two previously abandoned Seattle facilities. In addition, we incurred restructuring and impairment costs associated with the planned closure of our Bothell facility, the write-down of certain software and the closure of a satellite PCB-design office in Hillsboro, Oregon.
          Adjustments to Provisions: The estimated cost for the closure of the Seattle facilities was included in our fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, we recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. We also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, which had also been included in restructuring actions in fiscal 2003. These adjustments were associated with our United States operating segment.
          Bothell Facility Closure: In fiscal 2004, we incurred restructuring and impairment costs related to the Bothell closure of $1.8 million, which consisted of $1.5 million associated with employee terminations and $0.3 million associated with fixed asset impairments. Our fiscal 2004 restructuring actions, combined with other factors, also led to the establishment of a $36.8 million valuation allowance on our deferred income tax assets in fiscal 2004 (see discussion below).
          Shop Floor Data-Collection System Impairment: We recorded a $1.7 million impairment of certain software components of our ERP platform. We determined that some elements of a shop-floor data-collection system would not be deployed because the originally anticipated business benefits could not be realized. Although we continued to evaluate the remaining elements of the shop floor data-collection system into fiscal 2005, an impairment of the remaining elements of the shop floor data-collection system was taken in fiscal 2005 after the evaluation was complete. These costs were not allocated to a specific geographic operating segment.

          Closure of a PCB-Design Office: We incurred approximately $1.5 million of other restructuring and impairment costs in fiscal 2004 primarily related to the consolidation of the Hillsboro satellite PCB-design office into another Plexus design office. The Hillsboro related restructuring costs were primarily for employee termination costs and contract termination costs associated with leased facilities and software service providers. Approximately 40 employees were affected by this restructuring.
          Fiscal 2003 restructuring and impairment actions: During fiscal 2003, we recorded pre-tax restructuring and impairment costs of $59.3 million. These restructuring actions included the closure of the San Diego and Richmond facilities, and various other actions. These measures were intended to align our capabilities and resources with lower industry demand.
          San Diego Facility Closure: The San Diego facility was closed in May 2003. The closure of the San Diego facility resulted in a write-off of remaining goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility’s work force. Building impairment charges totaled $6.3 million. During fiscal 2003, goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of a transitional impairment evaluation under SFAS No. 142 (see discussion below under “Cumulative effect of a change in accounting for goodwill”) and $5.6 million was impaired as a result of our decision to close the facility.
          Richmond Facility Closure: The Richmond facility was phased out of operation and sold in September 2003. Customer programs were shifted to other Plexus sites in the United States and Mexico. The closure of the Richmond facility resulted in a write-down of the building, a write-down of underutilized assets to fair value, and costs relating to severance for the facility’s work force. Building impairment charges related to Richmond totaled $3.7 million.
          Other Restructuring and Impairment Costs: Other fiscal year 2003 restructuring and impairment actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites in Juarez, Seattle, Neenah, and the United Kingdom. Restructuring actions also impacted our engineering and corporate organizations. Employee termination and severance costs for fiscal 2003 were for approximately 1,000 employees. These costs affected various operating segments.
          As of October 1, 2005, we have a remaining restructuring liability of approximately $12.0 million, of which $4.6 million is expected to be paid in fiscal 2006. The remaining $7.4 million of accrued liabilities is expected to be paid through October 2011.
          Cumulative effect of a change in accounting for goodwill. We adopted SFAS No. 142 for the accounting for goodwill and other intangible assets as of October 1, 2002. Under the transitional provisions of SFAS No. 142, we performed impairment tests on the net goodwill and other intangible assets associated with each location using a valuation date as of October 1, 2002. We determined that a pre-tax transitional impairment charge of $28.2 million was required for goodwill associated with operations at San Diego and Juarez. The impairment charge was recorded as a cumulative effect of a change in accounting for goodwill in our Consolidated Statements of Operations.
          Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Income tax expense (benefit)	$1.4	$39.2	$(27.2)
Effective annual tax rate	(12.9)%	515.0%	38.0%
          The reduction in fiscal 2005 income tax expense was primarily due to the inclusion of a $36.8 million valuation allowance in the prior year’s income tax expense (see further discussion below). Fiscal 2005 income tax expense of $1.4 million arose primarily from taxable income generated in the United Kingdom. Our expanding operations in Asia were profitable; however, those operations benefit from tax holidays which therefore resulted in no income tax expense for our Asian operations. Our U.S operations generated a pre-tax loss; however, a full valuation allowance against such losses eliminated any associated U.S. income tax benefit. As a result of the continued availability of deferred income tax assets, together with tax holidays in Asia, and if we are able to achieve our current profitability estimates, we anticipate that our effective tax rate for fiscal 2006 will be approximately 3 percent to 5 percent.

          The increase in fiscal 2004 income tax expense was primarily due to establishing a $36.8 million valuation allowance on all of our U.S. Federal and state deferred income tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided when it is more likely than not that the related income tax assets will not be utilized. Under SFAS No. 109, unless specific exceptions apply, historical operating results are a strong indicator of a company’s ability to generate future taxable income. As a result of the Company having a net loss in the U.S. for income tax purposes in fiscal 2004, 2003 and 2002, we established a full valuation allowance on our U.S. deferred income tax assets in fiscal 2004. Although this valuation allowance reduces the carrying value of our net deferred income tax assets, we may be able to utilize these deferred income tax assets in future profitable periods to reduce future tax obligations.
          The effective income tax rate in fiscal 2005 decreased from fiscal 2004 due to the establishment of the valuation allowance in the prior year and the mix in tax jurisdictions in which income was earned. The effective income tax rate increased in fiscal 2004 from fiscal 2003 primarily due to the valuation allowance.
          In July 2005, a legislative body of the United Kingdom enacted the Finance Act (the “Finance Act”), which may limit the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. The Finance Act is effective for interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For the fiscal year ended October 1, 2005, we provided income tax expense for the full effect of the Finance Act on the non-deductibility of this interest expense based on our discussions to date with the tax authorities in the United Kingdom regarding the application of the Finance Act to our circumstances.
          In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) (see Note 1) was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. We may elect to apply this provision to qualifying earnings repatriations made in fiscal 2006. During fiscal 2005, we did not repatriate any qualified earnings pursuant to the Jobs Act. We have determined that $15.1 million to $26.4 million of existing foreign earnings will meet the requirements of the Jobs Act. We are evaluating the potential repatriation of earnings in the amounts ranging from $0 up to $15.1 million and currently estimate that a repatriation of earnings in this range would result in income tax of up to approximately $0.8 million (or approximately 5 percent of any amounts repatriated).
LIQUIDITY AND CAPITAL RESOURCES
          Cash flows provided by operating activities were $82.0 million for the year ended October 1, 2005, compared to cash flows used in operating activities of ($21.4) and ($20.0) million for the years ended September 30, 2004 and 2003, respectively. During fiscal 2005, cash provided by operating activities was primarily provided by increased accounts payable and higher accrued liabilities and earnings (after adjusting for the non-cash effects of depreciation and amortization expense and non-cash asset impairments); these positive cash flow effects were offset, in part, by higher accounts receivable and inventory in support of higher sales.
          Our actual days sales outstanding in accounts receivable for the fiscal year ended October 1, 2005 decreased to 50 days from 52 days for the prior year, primarily as a result of stronger cash collections.
          Our inventory turns increased to 6.4 turns for the year ended October 1, 2005 from 6.2 turns for the year ended September 30, 2004. Inventories increased $6.6 million from September 30, 2004, primarily due to an increase in finished goods. Inventories increased as a result of certain new programs for which we maintain finished goods in support of our customers’ needs. Although net sales increased 18 percent in fiscal 2005, raw material levels at October 1, 2005 were relatively flat in comparison to the prior year end due to the establishment of certain new vendor programs.
          Cash flows used in investing activities totaled ($27.5) million for the year ended October 1, 2005. The primary investments included $21.7 million for purchases of property, plant and equipment and $6.0 million of net purchases of short-term securities. Fiscal 2005 purchases of property, plant and equipment included $9.7 million, $10.4 million, $1.0 million and $0.6 million related to our U.S., Asian, United Kingdom and Mexican operations, respectively. Property, plant and equipment purchases within the U.S. included $1.2 million related to our common ERP platform. During fiscal 2005, we converted another manufacturing facility to the common ERP platform, and now manage a significant majority of our net sales on the common platform. As of October 1, 2005, net property, plant and equipment includes $22.3 million related to the new ERP platform.

          We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2005. Our actual level of capital expenditures for fiscal 2006 will depend on anticipated demand, but we currently expect to spend in the range of $30 million to $35 million, which includes approximately $16 million to $18 million for our Asian operations. We also plan to extend the common ERP platform to the remaining Plexus sites over the next two years; however, the conversion timetable for these remaining Plexus sites and project scope is subject to change based upon our evolving needs. Our anticipated fiscal 2006 capital expenditures include approximately $4 million to $5 million of capital expenditures for the common ERP platform.
          Cash flows provided by financing activities, totaling $4.2 million for the year ended October 1, 2005, primarily represent proceeds from the exercise of stock options and stock issuances under our Employee Stock Purchase Plan, offset by net payments on debt and capital lease obligations. We have suspended further employee stock purchases under the employee stock purchase plan as a result of SFAS No. 123(R), “Share-Based Payment an Amendment of FASB Statements No. 123 and 95.”
          Our secured revolving credit facility (as amended, the “Secured Credit Facility”), allows us to borrow up to $150 million from a group of banks. Borrowing under the Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined in the agreement) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a minimum adjusted EBITDA, a maximum total leverage ratio (not to exceed 2.5 times adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the agreement. The Secured Credit Facility includes a definition of adjusted EBITDA to exclude any impairment charges that may arise from time-to-time in our assessment of our goodwill. The exclusion of impairment charges from the adjusted EBITDA definition arose from a request made by us in connection with our annual evaluation of goodwill under SFAS No. 142, which occurs for Plexus in the third quarter of each fiscal year. For the third quarter of fiscal 2005, we identified $26.9 million of impairment losses related to our Juarez and United Kingdom operations (see “Fiscal 2005 Restructuring and Impairment Costs” above). We are allowed to repurchase common shares and pay cash dividends as long as we remain in compliance with the various covenants. We may not be able to arrange similar amendments in the future in order to accommodate changes or developments in our business or operations.
          We believe that our projected cash flows from operations, cash and short-term investments, the Secured Credit Facility and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2006. Although our net sales growth anticipated for fiscal 2006 will increase our working capital needs, we currently do not anticipate having to utilize our Secured Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We, therefore, evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
          We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using earnings to support the growth of our business.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
          Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 1, 2005 (in thousands):

	Payments Due by Fiscal Period
					2011 and
Contractual Obligations	Total	2006	2007-2008	2009-2010	thereafter
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	38,102	2,991	6,126	6,439	22,546
Operating Lease Obligations (1)	58,558	12,132	18,305	11,519	16,602
Purchase Obligations (2)	185,835	185,835	—	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	5,302	540	1,145	1,235	2,382
Other Long-Term Liabilities not on the Balance Sheet (4)	1,890	630	1,260	—	—

Total Contractual Cash Obligations	$289,687	$202,128	$26,836	$19,193	$41.530

(1)	As of October 1, 2005, operating lease obligations include future payments related to accrued lease costs attendant various restructurings. Fiscal 2006 payments include $4.1 million related to accrued lease costs, which are included in accrued other liabilities on the balance sheet. Fiscal 2007 payments and beyond include $7.4 million, which are included in other long-term liabilities on the balance sheet.

(2)	As of October 1, 2005, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)	As of October 1, 2005, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former and current executive officers and other key employees and accrued lease costs attendant various restructurings. Fiscal 2007 payments and beyond exclude $7.4 million associated with accrued lease costs attendant various restructurings; however, such amount is excluded from this category in the above table due to the inclusion of such payments in the operating lease obligation category of the above table as noted in footnote (1).

(4)	As of October 1, 2005, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment is terminated for an executive officer of the Company. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
          Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. During the year ended October 1, 2005, there were no material changes to these policies. Our more critical accounting policies are noted below:
          Impairment of Long-Lived Assets — We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings. See Note 9 in Notes to Consolidated Financial Statements for discussion of additional asset impairments recorded in fiscal 2005.
          Intangible Assets — Under SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead we test those assets for impairment, at least annually, and recognize any related losses when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year or more frequently if an event or circumstance indicates that an impairment has occurred. See Note 9 in Notes to Consolidated Financial Statements for discussion of $26.9 million of goodwill impairment recorded in fiscal 2005.
          We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit’s carrying amount, including goodwill, to the reporting unit’s estimated fair market value, which is primarily estimated using the present value of expected future cash flows, although market valuations may also be employed. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.
          Revenue — Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to our customers under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
          Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated.
          Sales are recorded net of estimated returns of manufactured product based on management’s analysis of historical rates of returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling, if applicable. The corresponding shipping and handling costs are included in cost of sales.
          Restructuring Costs — From fiscal 2002 through fiscal 2005, we have taken a number of actions and recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that were abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs and lease exit costs were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of October 1, 2005, we have one significant facility in Seattle remaining to be subleased. If we are able to sublease the remaining Seattle facility, we would record a favorable adjustment to restructuring costs, as we did in fiscal 2005, when we recorded a $0.3 million favorable adjustment to restructuring costs as a result of entering into a sublease for one of the Seattle facilities. See Note 9 in Notes to Consolidated Financial Statements for discussion of additional restructuring costs recorded in fiscal 2005.
          Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit, as defined in SFAS No. 146, depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.
          For leased facilities abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value. See Note 9 in the Notes to Consolidated Financial Statements for discussion of a lease liability recorded in fiscal 2005 associated with the closure of our Bothell facility.
          The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, which would result in recording additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained, no additional accruals are required and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

          Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in fiscal 2004, we may be able to utilize these deferred income tax assets to offset future taxable income in the U.S.
NEW ACCOUNTING PRONOUNCEMENTS
          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt this statement in the first quarter of our fiscal 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.
          In December 2004, FASB issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are presently reviewing this new legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom, to determine the impacts on our consolidated results of operations and financial position (see “Income Taxes” above).
          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS No. 123(R) in our first quarter of fiscal 2006. Currently, we account for stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in our consolidated results of operations. We have selected a transition method in which prior period financial statements would not be restated. In addition, we will use the Black-Scholes valuation model, which is the same valuation model we use to value stock options for pro forma presentation of income and per-share data for SFAS No. 148 disclosure purposes (see Note 5 in Notes to Condensed Consolidated Financial Statements). The adoption of SFAS No. 123(R) is not expected to have a significant effect on our financial condition and will not affect consolidated cash flows; however, if stock options remain an important element of long-term compensation for our officers and key employees, SFAS No. 123(R) is expected to have a significant adverse effect on our consolidated results of operations. Based on unvested options outstanding as of October 1, 2005, the future compensation expense to be recognized as a result of the implementation of SFAS No. 123(R) is $0.4 million in fiscal 2006 and nominal amounts in each of fiscal 2007 and 2008 (Note 1 — New Accounting Pronouncements).
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. We are required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and our adoption is not expected to have a significant effect on our results of operations or financial condition.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. We are required to adopt FIN 47 by the end of fiscal 2006. We are currently assessing the impact of FIN 47 on our results of operations and financial condition.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal 2007. Our results of operations and financial condition will only be impacted by SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or have corrections of accounting errors.
          In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”). WEEE primarily impacts our operations in the United Kingdom. FSP No 143-1 is effective on the date that the United Kingdom adopts WEEE into law, which is anticipated sometime in fiscal 2006. We are currently assessing the impact of FSP No. 143-1 on our financial condition, results of operations and cash flows.
RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter, which could negatively impact the price of our common stock.
          Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume of customer orders relative to our capacity

•	the level and timing of customer orders, particularly in light of the fact that some of our customers release a significant percentage of their orders during the last few weeks of a quarter

•	the typical short life cycle of our customers’ products

•	market acceptance and demand for our customers’ products

•	customers’ announcements of operating results and business conditions

•	changes in our sales mix to our customers

•	business conditions in our customers’ industries

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in managing manufacturing processes

•	changes in cost and availability of labor and components

•	local and regional events, such as holidays, that may affect our production levels

•	health and disease issues which could affect local, regional or global markets

•	credit ratings and securities analysts’ reports and

•	changes in economic conditions and world events.
          The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown in the U.S. or global economy, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken, which in turn would impact our sales, capacity utilization, margins and financial results. Historically, we have seen periods, such as in fiscal 2003 and 2002, when our sales were adversely affected by a slowdown in the wireline/networking and wireless infrastructure sectors, as a result of reduced end-market demand and reduced availability of venture capital to fund existing and emerging technologies. These factors substantially influence our net sales and margins.
          Net sales to customers in the wireline/networking sector have increased significantly in absolute dollars and increased as a percentage of total net sales, making us more dependent upon the performance of that industry and the economic and business conditions that affect it.
          Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.

The majority of our sales come from a relatively small number of customers, and if we lose any of these customers, our sales and operating results could decline significantly.
          Sales to our largest customer for the fiscal year ended October 1, 2005 represented 19 percent of our net sales, while net sales to our largest customer in the fiscal year ended September 30, 2004 represented 14 percent of net sales. One other customer for the fiscal year ended October 1, 2005 represented 12 percent of our net sales. Sales to our largest customer for the fiscal year ended September 30, 2003 represented 12 percent of our net sales. We had no other customers that represented 10 percent or more of net sales in any of the periods. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent, 51 percent and 55 percent of our net sales for the years ended October 1, 2005, September 30, 2004 and September 30, 2003, respectively. Our principal customers have varied from year to year, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business, such as the fiscal 2005 goodwill impairment associated with our operations in the United Kingdom that resulted from a significant customer’s announced intention to transfer future production from our United Kingdom facility to a lower-cost location (see Note 9 in Notes Consolidated Financial Statements).
Our customers may cancel their orders, change production quantities or delay production.
          EMS companies must provide rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.
          In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.
          Customers may require rapid increases in production, which can stress our resources and reduce operating margins. We may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific program.
We invest in technology to support our operations; developments may impair those assets.
          We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of October 1, 2005, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years; however, the conversion timetable and project scope for our remaining sites is subject to change based upon our evolving needs.
          During the year ended October 1, 2005, we recorded a $3.8 million impairment related to the remaining elements of a shop floor data-collection system. We partially impaired the shop floor data-collection system in the fourth quarter of fiscal 2004 when we determined that certain elements would not be utilized. During the first quarter of fiscal 2005, we extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of the system. Based on our evaluation, and as part of the preparation of our financial statements, we determined that the shop floor data-collection system was impaired. We determined that we would abandon deployment of these remaining elements of the shop-floor data-collection system because the anticipated business benefits could not be realized.
          As of October 1, 2005, overall ERP investments included in net property, plant and equipment totaled $22.3 million and we anticipate incurring up to an additional $4 million to $5 million of capital expenditures for the common

ERP platform in fiscal 2006. Changes in our technology needs may affect the utility of our common ERP platform and require additional expenditures in the future.
Failure to manage contraction and growth, if any, may seriously harm our business.
          Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create challenges. We must determine whether all facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell facility and the related reduction in the number of employees, can affect our expenses and, therefore, our short-term and long-term results.
          Due to continued growth in fiscal 2005 and the rapid sales growth which occurred in fiscal 2004, we needed additional employees and facilities to meet incremental demand. In fiscal 2004, we began the expansion of our operations in Penang, Malaysia and added many employees, principally in Asia. These actions resulted in additional costs to support our growth. If we are unable to effectively manage the growth currently anticipated for fiscal 2006, our operating results could be adversely affected.
          In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. We are currently evaluating further expansion alternatives in Asia. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location while incurring the costs of expansion in another location.
Operating in foreign countries exposes us to increased risks, including foreign currency risks.
          We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we expanded our operations in Malaysia, and we may in the future expand in these or into other international locations. We have limited experience in managing geographically dispersed operations. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
•	economic or political instability

•	transportation delays or interruptions and other effects of the less-developed infrastructure in many countries

•	foreign exchange rate fluctuations

•	utilization of different systems and equipment

•	difficulties in staffing and managing foreign personnel in diverse cultures and

•	the effects of international political developments.
          In fiscal 2005, the Chinese and Malaysian governments revalued their currencies against the U.S. dollar. Both currencies had been relatively fixed to the U.S. dollar for the last several years, but both governments now appear to have adopted policies described as “managed floats” (that is, allowing their currencies to move in a tight range up or down from the previous day’s close). As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our financial condition, results of operations and cash flows.
          In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 9 years and 8 years, respectively, which may or may not be renewed.

We may not be able to maintain our engineering, technological and manufacturing process expertise.
          The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our continued ability to:
•	retain our qualified engineering and technical personnel

•	maintain and enhance our technological capabilities

•	develop and market manufacturing services which meet changing customer needs

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.
          Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.
Our manufacturing services involve inventory risk.
          Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required materials. Accordingly, component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.
          In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers’ cancellation or reduction of orders can result in additional expense to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.
          In addition, we provide managed inventory programs for some of our key customers under which we hold and manage finished goods inventories. These managed inventory programs may result in higher finished goods inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. Even though our customers generally have contractual obligations to purchase such inventories from us, we may remain subject to the risk of enforcing those obligations.
We may not be able to obtain raw materials or components for our assemblies on a timely basis, or at all.
          We rely on a limited number of suppliers for many of the components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and such shortages may be expected to recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed or delayed production of assemblies, which contributed to an increase in our inventory levels. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, could also affect supply chains. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing and shipping delays, which could harm relationships with our customers and reduce our sales.
          While most of our customer contracts permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we typically bear the risk of component price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, component price increases could adversely affect our operating results.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results.
          The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross margins and operating margins. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, such as our new facility in Penang, Malaysia, which began production in the first quarter of fiscal 2005, or when we transfer programs, such as those made in connection with the fiscal 2005 closure of our Bothell facility. Customer needs, capacity utilization rates and/or increased demand may require that we expand certain facilities, or seek larger facilities in fiscal 2006, or future years. We are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
          Although we try to minimize the potential losses of transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in the disruption of programs and customer relationships.
We and our customers are subject to extensive government regulations.
          We are subject to environmental regulations relating to the use, storage, discharge, recycling and disposal of hazardous chemicals used in our manufacturing process. If we fail to comply with present and future regulations, we could be subject to future liabilities or the suspension of business. These regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur significant expense. While we are not currently aware of any material violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.
          Our medical device business, which represented approximately 30 percent of our net sales in fiscal 2005, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
          In addition, our customers’ failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our sales to those customers. For example, as discussed in Note 9 in Notes to Condensed Consolidated Financial Statements, a significant customer in the United Kingdom is under investigation by the Office of Communication, a government regulator in the United Kingdom. Even though our manufacturing services are not implicated in this investigation, it has delayed installations of the product and reduced our sales to that customer.
          In addition, there are two European Union (“EU”) directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, lead being the most relevant restricted substance to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts indicate that similar legislation in the U.S. and Asia will eventually follow.
          The second EU directive is the Waste Electrical and Electronic Equipment directive, effective in August 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.
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

          In recent periods, our sales related to the defense/security/aerospace sector have begun to increase. Companies that design and manufacture for this sector face governmental, security and other requirements that could materially affect their financial condition and results of operations.
Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our services and liability claims against us.
          We manufacture products to our customers’ specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component defect, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any such costs or required payments to us and we occasionally incur costs defending claims.
Our products are for the electronics industry, which produces technologically advanced products with relatively short life cycles.
          Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:
•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.
Our business in the wireline/networking and wireless infrastructure sectors could be slowed by further government regulation of the communications industry.
          The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term consumer and provider demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.
Increased competition may result in decreased demand or reduced prices for our services.
          The electronics manufacturing services industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidations and other changes in the electronics manufacturing services industry result in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors that may have significantly greater resources with which to compete against us.
          Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:
•	respond more quickly to new or emerging technologies

•	have greater name recognition, critical mass and geographic and market presence

•	be better able to take advantage of acquisition opportunities

•	adapt more quickly to changes in customer requirements

•	devote greater resources to the development, promotion and sale of their services

•	be better positioned to compete on price for their services.
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
          We have expanded our presence in Malaysia and may further expand our operations by establishing or acquiring other facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our business and operations involves numerous business risks, including:
•	the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value

•	additional fixed costs which may not be fully absorbed by the new business

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial, management, technical and information systems and resources

•	disruption in manufacturing operations

•	incurrence of significant costs and expenses

•	inability to locate sufficient customers or employees to support the expansion.
Our operations could be negatively affected by an epidemic.
          We have a production facility in Xiamen, China, which is one of the countries that have been most at risk in the current outbreak of avian flu. We also operate in Malaysia, which is in the area in which avian flu has spread. To the best of our knowledge, concerns about the spread of avian flu have not affected our employees or operations in China or Malaysia, nor have we experienced any disruption in our supply chain as a result of these concerns. However, our production in Asia could be severely impacted by an epidemic spread of avian flu or a similar widespread disease or epidemic. Our facilities could be closed by government authorities, some or all of our workforce could be unavailable due to quarantine, fear of contagion or other factors, and transportation or other elements of the infrastructure could be affected, leading to delays or loss of production.
          Concerns relating to avian flu are currently limited to Asia; however, avian flu or other outbreaks of disease or epidemics could similarly affect our other facilities. These health-related factors could also affect our suppliers and lead to a shortage of components. They could also lead to a reduction in end-customer demand.
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
          Although we have previously grown through acquisitions, our current focus is on pursuing organic growth opportunities. If we were to pursue future growth through acquisitions, however, this would involve significant risks that could have a material adverse effect on us. These risks include:

          Operating risks, such as the:
•	inability to integrate successfully our acquired operations’ businesses and personnel

•	inability to realize anticipated synergies, economies of scale or other value

•	difficulties in scaling up production and coordinating management of operations at new sites

•	strain placed on our personnel, systems and resources

•	possible modification or termination of an acquired business’s customer programs, including cancellation of current or anticipated programs

•	loss of key employees of acquired businesses.
          Financial risks, such as the:
•	use of cash resources, or incurrence of additional debt and related interest expenses

•	dilutive effect of the issuance of additional equity securities

•	inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to Plexus’ desired levels

•	incurrence of large write-offs or write-downs

•	impairment of goodwill and other intangible assets

•	unforeseen liabilities of the acquired businesses.
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
          Our future success may depend on our ability to obtain additional financing and capital to support increased sales and our possible future growth. We may seek to raise capital by:
•	issuing additional common stock or other equity securities

•	issuing debt securities

•	modifying existing credit facilities or obtaining new credit facilities

•	a combination of these methods.
          We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to shareholders’ ownership interests. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.
Recently enacted changes in the securities laws and regulations have increased our costs.
          The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated new rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers. Compliance with these new rules has increased our legal and accounting costs, most significantly in fiscal 2005, which was our first year of compliance. We expect our compliance costs to continue; however, absent significant changes in related rules (which we cannot assure), we anticipate these costs may be lower in future years as we become more efficient in our compliance processes.

If we reach other than an affirmative conclusion on the adequacy of our internal control over financial reporting as required by the Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
          As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing a company’s financial statements must attest to and report on both management’s assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting.
          In fiscal 2006, we will continue a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if we and/or our independent auditors determine that there are material weaknesses regarding the design or operating effectiveness of our internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.
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
          Among other things, volatility and weakness in Plexus’ stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair Plexus’ ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of October 1, 2005, we had no foreign currency contracts outstanding.
          Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2005	2004	2003
Net Sales	9%	10%	8%
Total Costs	13%	14%	11%

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
          Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in fiscal 2005, 2004 and 2003.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Item 15 on page 35.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
          Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of October 1, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of October 1, 2005, the Company’s internal control over financial reporting was effective.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
          PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited management’s assessment of the Company’s internal control over financial reporting as of October 1, 2005, as stated in their report included herein on page 37.
          Changes in Internal Control Over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          During the course of the Company’s assessment of its internal control over financial reporting, the Company has identified certain internal control issues which management believes should be improved. The Company is making improvements to its internal controls over financial reporting as a result of its review efforts; however, management does not believe these improvements represent a significant change that would be likely to materially affect the Company’s internal control over financial reporting. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.
          The matters noted herein have been discussed with the Company’s Audit Committee. The Company believes that it is taking the necessary steps to monitor and maintain appropriate internal control during periods of change.
ITEM 9B. OTHER INFORMATION.
          None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Information in response to this item is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders (“2006 Proxy Statement”) and from “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and “Executive Officers of the Registrant” in Part I hereof.
ITEM 11. EXECUTIVE COMPENSATIONS
          Incorporated herein by reference to “Election of Directors — Directors’ Compensation” and “Executive Compensation” in the 2005 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.
Equity Compensation Plan Information
          The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 1, 2005:

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by securityholders	4,953,553	$17.55	3,180,782

Equity compensation plans not approved by securityholders	-0-	$ n/a	-0-

Total (3)	4,953,553	$17.55	3,180,782

(1)	Represents options granted under the 1998 Stock Option Plan, the 1995 Directors’ Stock Option Plan or the 2005 Equity Incentive Plan (the “Option Plans”), all of which were approved by shareholders.

(2)	Includes, in addition to options that may be granted under the 2005 Equity Incentive Plan, 1,200,000 authorized shares which have not yet been purchased by employees under the 2005 Employee Stock Purchase Plan (which has been suspended in view of SFAS No. 123(R), “Share-Based Payment an Amendment of

FASB Statements No. 123 and 95). No further awards may be made under the 1998 Stock Option Plan or the 1995 Directors’ Stock Option Plan.

(3)	In addition, there are outstanding options to purchase 340 shares, at a weighted average price of $18.56, under option plans of acquired companies. Options under these plans were converted into options to acquire Plexus stock in the acquisition transactions. Plexus cannot grant additional options under the plans of the acquired companies.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Incorporated herein by reference to “Certain Transactions” in the 2005 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Incorporated herein by reference to the subheading “Fees and Services” under “Auditors” in the 2005 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed

Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 36.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedules
October 1, 2005

Contents	Pages

Report of Independent Registered Public Accounting Firm	37

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended October 1, 2005, September 30, 2004 and September 30, 2003	39

Consolidated Balance Sheets as of October 1, 2005 and September 30, 2004	40

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended October 1, 2005, September 30, 2004 and September 30, 2003	41

Consolidated Statements of Cash Flows for the years ended October 1, 2005, September 30, 2004 and September 30, 2003	42

Notes to Consolidated Financial Statements	43

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended October 1, 2005 and September 30, 2004, and 2003	68

Report of Independent Registered Public Accounting Firm
To the Shareholders and
Board of Directors
of Plexus Corp.:
We have completed an integrated audit of Plexus Corp.’s 2005 consolidated financial statements and of its internal control over financial reporting as of October 1, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 1, 2005 and September 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective October 1, 2002.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of October 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
December 12, 2005

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended October 1, 2005, September 30, 2004 and September 30, 2003
(in thousands, except per share data)

	2005	2004	2003
Net sales	$1,228,882	$1,040,858	$807,837
Cost of sales	1,123,146	954,080	754,872

Gross profit	105,736	86,778	52,965

Operating expenses:
Selling and administrative expenses	76,319	68,259	65,152
Restructuring and impairment costs	39,162	9,303	59,344

	115,481	77,562	124,496

Operating income (loss)	(9,745)	9,216	(71,531)

Other income (expense):
Interest expense	(3,471)	(3,080)	(2,817)
Miscellaneous	2,218	1,475	2,624

Income (loss) before income taxes and cumulative effect of change in accounting for goodwill	(10,998)	7,611	(71,724)

Income tax expense (benefit)	1,419	39,191	(27,228)

Loss before cumulative effect of change in accounting for goodwill	(12,417)	(31,580)	(44,496)

Cumulative effect of change in accounting for goodwill, net of income tax benefit of $4,755	—	—	(23,482)

Net loss	$(12,417)	$(31,580)	$(67,978)

Earnings per share:
Basic and Diluted:
Loss before cumulative effect of change in accounting for goodwill	$(0.29)	$(0.74)	$(1.05)

Cumulative effect of change in accounting for goodwill	—	—	(0.56)

Net loss	$(0.29)	$(0.74)	$(1.61)

Weighted average shares outstanding:
Basic	43,373	42,961	42,284

Diluted	43,373	42,961	42,284

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 1, 2005 and September 30, 2004
(in thousands, except per share data )

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$98,727	$40,924
Short-term investments	10,000	4,005
Accounts receivable, net of allowances of $3,000 and $2,000, respectively	167,345	148,301
Inventories	180,098	173,518
Deferred income taxes	127	1,727
Prepaid expenses and other	5,693	5,972

Total current assets	461,990	374,447

Property, plant and equipment, net	123,140	129,586
Goodwill	6,995	34,179
Other	8,343	7,496

Total assets	$600,468	$545,708

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$770	$811
Accounts payable	159,068	100,588
Customer deposits	7,707	8,310
Accrued liabilities:
Salaries and wages	24,052	26,050
Other	31,001	23,328

Total current liabilities	222,598	159,087

Capital lease obligations, net of current portion	22,310	23,160
Other liabilities	13,499	12,048
Deferred income taxes	2,046	—

Commitments and contingencies (Notes 9 and 12)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, and 43,752 and 43,184 issued and outstanding, respectively	438	432
Additional paid-in capital	273,419	267,925
Retained earnings	58,843	71,260
Accumulated other comprehensive income	7,315	11,796

	340,015	351,413

Total liabilities and shareholders’ equity	$600,468	$545,708

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
for the years ended October 1, 2005, September 30, 2004 and September 30, 2003
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 1, 2002	42,030	$420	$256,584	$170,818	$2,867	$430,689
Comprehensive income (loss):
Net loss	—	—	—	(67,978)	—	(67,978)
Foreign currency hedges and translation adjustments	—	—	—	—	3,667	3,667
Other	—	—	—	—	2	2

Total comprehensive loss						(64,309)
Issuance of common stock under Employee Stock Purchase Plan	253	3	1,939	—	—	1,942
Exercise of stock options, including tax benefits	324	3	2,691	—	—	2,694

Balances, September 30, 2003	42,607	426	261,214	102,840	6,536	371,016

Comprehensive income (loss):
Net loss	—	—	—	(31,580)	—	(31,580)
Foreign currency translation adjustments	—	—	—	—	5,260	5,260

Total comprehensive loss						(26,320)
Issuance of common stock under Employee Stock Purchase Plan	186	2	1,971	—	—	1,973
Exercise of stock options, including tax benefits	391	4	4,740	—	—	4,744

Balances, September 30, 2004	43,184	432	267,925	71,260	11,796	351,413

Comprehensive income (loss):
Net loss	—	—	—	(12,417)	—	(12,417)
Foreign currency translation adjustments	—	—	—	—	(4,481)	(4,481)

Total comprehensive loss						(16,898)
Issuance of common stock under Employee Stock Purchase Plan	204	2	2,235	—	—	2,237
Exercise of stock options, including tax benefits	364	4	3,259	—	—	3,263

Balances, October 1, 2005	43,752	$438	$273,419	$58,843	$7,315	$340,015

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 1, 2005, September 30, 2004 and September 30, 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities
Net loss	$(12,417)	$(31,580)	$(67,978)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	23,890	25,449	27,135
Cumulative effect of change in accounting for goodwill	—	—	28,237
Non-cash goodwill and asset impairments	31,217	2,106	38,046
Net (repurchases) sales under asset securitization facility	—	—	(16,612)
Income tax benefit of stock option exercises	—	1,508	926
Provision for accounts receivable allowances	1,094	—	438
Deferred income taxes	4	46,946	(27,006)
Changes in assets and liabilities:
Accounts receivable	(19,946)	(35,492)	1,861
Inventories	(6,569)	(35,700)	(41,852)
Prepaid expenses and other	(644)	1,230	6,309
Accounts payable	58,658	1,526	23,554
Customer deposits	(584)	(2,847)	868
Accrued liabilities and other	7,264	5,502	6,121

Cash flows provided by (used in) operating activities	81,967	(21,352)	(19,953)

Cash flows from investing activities
Purchases of short-term investments	(19,500)	(86,903)	(105,236)
Sales and maturities of short-term investments	13,505	102,599	138,560
Payments for property, plant and equipment	(21,707)	(18,086)	(22,372)
Proceeds on sale of property, plant and equipment	202	—	2,665

Cash flows provided by (used in) investing activities	(27,500)	(2,390)	13,617

Cash flows from financing activities
Proceeds from debt	16,648	159,752	—
Payments on debt and capital lease obligations	(17,916)	(160,753)	(2,749)
Proceeds from exercise of stock options	3,263	3,236	1,768
Issuances of common stock under Employee Stock Purchase Plan	2,237	1,973	1,942

Cash flows provided by financing activities	4,232	4,208	961

Effect of foreign currency translation on cash	(896)	1,465	1,021

Net decrease in cash and cash equivalents	57,803	(18,069)	(4,354)

Cash and cash equivalents, beginning of year	40,924	58,993	63,347

Cash and cash equivalents, end of year	$98,727	$40,924	$58,993

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
     Description of Business: Plexus Corp. together with its subsidiaries, (the “Company” or “Plexus”) participates in the Electronics Manufacturing Services (“EMS”) industry. The Company provides a full range of product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/ networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace industries with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. The Company offers its customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping, and new product introduction, testing, manufacturing, product configuration, direct order fulfillment, logistics and test/repair.
     The Company provides most of its contract manufacturing services on a turnkey basis, which means it sources and procures some or all of the materials required for product assembly. The Company provides some services on a consignment basis, which means that the customer supplies materials necessary for product assembly. Turnkey services include material procurement and warehousing, in addition to manufacturing, and involve greater resource investment than consignment services. Other than certain test equipment used to support internal manufacturing, the Company does not design or manufacture its own proprietary products.
     Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus. All significant intercompany transactions have been eliminated.
     Effective October 1, 2004, the Company’s fiscal year now ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to adopt a “4-4-5” weeks accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 week period. The accounting periods for fiscal 2005 and 2004 each included 366 days.
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
     Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2005, 2004 and 2003, unrealized or realized gains and losses were not material.
     As of October 1, 2005 and September 30, 2004, cash and cash equivalents included the following securities (in thousands):

	2005	2004
Money market funds and other	$26,282	$15,797
U.S. corporate and bank debt	51,700	16,297

	$77,982	$32,094

     Short-term investments as of October 1, 2005 and September 30, 2004 consisted primarily of state and municipal securities.
     Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company’s control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.
     Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

Buildings and improvements	15-50years
Machinery and equipment	3-10years
Computer hardware and software	3-10years
     Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense (see Note 3) and the financing component of the lease payments is classified as interest expense.
     For the capitalization of software costs, the Company follows Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use.” The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, consultants and payroll and payroll related costs for employees directly involved in developing internal use computer software once the final selection of the software is made (see Note 3). Costs incurred prior to the final selection of software and costs not qualifying for capitalization are expensed as incurred.
     Goodwill and Other Intangible Assets: The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level. Upon the adoption of SFAS No. 142, the Company’s goodwill was assigned to three reporting units: San Diego, California (“San Diego”), Juarez, Mexico (“Juarez”) and Kelso, Scotland and Maldon, England (“United Kingdom”). As of October 1, 2005, the Company had remaining goodwill of $7.0 million, all of which related to the operations in the United Kingdom.
     The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Since the Company’s adoption of SFAS No. 142 and excluding the transitional goodwill impairment noted below, the Company has recorded aggregate goodwill impairment of $32.5 million, which includes $26.9 million, $0 and $5.6 million recorded in fiscal 2005, 2004 and 2003, respectively (see Note 9). No assurances can be given that future impairment tests of goodwill will not result in further goodwill impairment or that changes in circumstances will not arise which result in further goodwill impairment.
     We measure the recoverability of goodwill under the annual impairment test by comparing the reporting unit’s carrying amount, including goodwill, to the reporting unit’s estimated fair market value, which is primarily estimated using the present value of expected future cash flows, although market valuations may also be employed. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.
     As of the adoption date of SFAS No. 142, the Company was required to perform a transitional goodwill impairment evaluation. The Company concluded that it had goodwill impairment related to its San Diego and Juarez operations, since the estimated fair value based on expected future discounted cash flows to be generated from each operation was significantly less than their respective carrying value. The Company then compared the respective carrying amounts of goodwill for the San Diego and Juarez operations to the

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
implied fair value of each operation’s respective goodwill. The implied fair value was determined by allocating the fair value to each respective operation’s assets and liabilities in a manner similar to a purchase price allocation for an acquired business. Both values were measured at the date of adoption. For fiscal 2003, the Company identified $28.2 million of transitional impairment losses ($23.5 million, net of income tax benefits) related to the San Diego and Juarez operations, which were recognized as a cumulative effect of a change in accounting for goodwill in the Consolidated Statements of Operations.
     For the fiscal years ended October 1, 2005 and September 30, 2004 changes in the carrying amount of goodwill for the various segments are as follows (in thousands):

	United
	Kingdom	Mexico	Total
Balance as of October 1, 2003	$21,417	$10,852	$32,269
Foreign currency translation adjustments	1,910	—	1,910

Balance as of September 30, 2004	23,327	10,852	34,179

Goodwill impairment (See Note 9)	(16,063)	(10,852)	(26,915)
Foreign currency translation adjustment	(269)	—	(269)

Balance as of October 1, 2005	$6,995	$—	$6,995

     The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2005, there were no additions to intangible assets. Intangible asset amortization expense was nominal for fiscal 2005, 2004 and 2003.
     Impairment of Long-Lived Assets: The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including sales and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.
     Revenue Recognition: Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to the Company’s customers under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
     Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than ten percent of total sales in fiscal 2005, 2004 and 2003.
     Sales are recorded net of estimated returns of manufactured product based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment. Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3. For leased facilities that were abandoned and subleased, the Company accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of October 1, 2005, certain of the Company’s facilities which it plans to sublease have not yet been subleased and, accordingly, the Company’s estimates of expected sublease income could change based on factors that affect its ability to sublease those facilities such as general economic conditions and the real estate market, among others.
     Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit, as defined in SFAS No. 146, depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. The Company concluded that it had a substantive severance plan based upon past severance practices; therefore, certain severance and benefit costs were recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.
     For leased facilities that will be abandoned and subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could be reasonably obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company, a liability for future remaining payments under the contract is recognized and measured at its fair value.
     The recognition of restructuring costs requires that the Company make certain judgments and estimates regarding the nature, timing and amount of cost associated with the planned exit activity. If actual results in exiting these facilities differ from the Company’s estimates and assumptions, the Company may be required to revise the estimates of future liabilities, which could result in recording additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained, no additional accruals are required, and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
     Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 5). Realization of deferred income tax assets is dependent on the Company’s ability to generate future taxable income.
     Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and (losses) on foreign currency transactions were $(0.5) million, $0.5 million and $0.3 million for the years ended October 1, 2005 and September 30, 2004 and 2003, respectively.
     Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. These amounts were not material during fiscal 2005, 2004 and 2003.
     Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income (loss). The computation of diluted earnings per common share reflects additional dilution from stock options, unless such shares are antidilutive.
     Stock-based Compensation: The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense related to the stock option plans has been recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s stock-based employee compensation plans are more fully described in Note 10. In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123 (R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95.” SFAS 123R, which is effective from the first annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006 (see “New Accounting Pronouncements” section below for further discussion).
     On May 11, 2005, in response to SFAS No. 123 (R), the Compensation/Leadership Development Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the acceleration of the vesting of approximately 660,000 shares of unvested stock options outstanding under the Company’s stock option plan with exercise prices per share of $12.20 or higher. The accelerated options have a range of exercise prices of $12.25 to $27.37 and a weighted average exercise price of $15.17. The effective date of the acceleration was May 11, 2005. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The aggregate pre-tax expense associated with the accelerated options would have been approximately $5.0 million, of which $2.8 million and $1.0 million would have been reflected in the Company’s consolidated statements of operations in fiscal years 2006 and 2007, respectively.
     On May 18, 2005, the Compensation Committee granted approximately 700,000 stock options to key officers and employees of the Company. In response to SFAS No. 123 (R), and as allowed under the Company’s 2005 Equity Incentive Plan, the Compensation Committee provided that these options would vest immediately. The primary purpose of the immediate vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The aggregate pre-tax expense associated with the immediate vesting of these options would have been approximately $3.9 million, of which $1.3 million, $1.3 million and $0.8 million would have been reflected in the Company’s consolidated statements of operations in fiscal years 2006, 2007 and 2008, respectively.
     The Company utilizes the Black-Scholes option valuation model to value stock options for pro forma presentation of income and per-share data as if the fair value-based method in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” had been used to account for stock-based compensation. The following presents pro forma net income (loss) and per-share data as if a fair value based method had been used to account for stock-based compensation (in thousands, except per-share amounts):

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Net loss as reported	$(12,417)	$(31,580)	$(67,978)

Add: stock-based employee compensation expense included in reported net loss, net of related income tax effect	—	—	—

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12,749)	(9,542)	(9,042)

Proforma net loss	$(25,166)	$(41,122)	$(77,020)

Earnings per share:
Basic, as reported	$(0.29)	$(0.74)	$(1.61)

Basic, proforma	$(0.58)	$(0.96)	$(1.82)

Diluted, as reported	$(0.29)	$(0.74)	$(1.61)

Diluted, proforma	$(0.58)	$(0.96)	$(1.82)

Weighted average shares:
Basic	43,373	42,961	42,284

Diluted	43,373	42,961	42,284

     New Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt this statement in its first quarter of fiscal 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In December 2004, the FASB issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (the “Jobs Act”). The Jobs Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Jobs Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is presently reviewing this new legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom (see Note 12), to determine the impact on the Company’s consolidated results of operations and financial position.
     In December 2004, the FASB issued SFAS No. 123(R), which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the grant date (with limited exceptions) and recognition of the compensation expense over the period during which an employee is required to provide service in exchange for the award. In March 2005, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2006. Currently, the Company accounts for its stock option awards under the provisions of APB No. 25, which to date has not resulted in compensation expense in the Company’s consolidated results of operations. Management has selected a transition method in which prior period financial statements would not be restated. In addition, management will use the Black-Scholes valuation model, which is the same valuation model the Company uses to value stock options for proforma presentation of income and per-share data for SFAS No. 148 disclosure purposes. The adoption of SFAS No. 123(R) is not expected to have a significant effect on the Company’s financial condition and will not affect consolidated cash flows; however, if stock options remain an important element of the Company’s long-term compensation for its officers and key employees, SFAS No. 123(R) is expected to have a significant adverse effect on the Company’s consolidated results of operations.
     Based on unvested options outstanding at October 1, 2005, the future compensation cost to be recognized as a result of the implementation of SFAS No. 123(R) is as follows (in thousands of dollars):

2006	$372
2007	47
2008	20
2009	—
2010	—
Thereafter	—

$439

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The Company is required to adopt FIN 47 by the end of fiscal 2006. The Company is currently assessing the impact of FIN 47 on its results of operations and financial condition.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in fiscal 2007. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.
     In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”). WEEE primarily impacts the Company’s operations in the United Kingdom. FSP No 143-1 is effective on the date that the United Kingdom adopts WEEE into law, which is anticipated sometime in fiscal 2006. The Company is currently assessing the impact of FSP No. 143-1 on its financial condition, results of operations and cash flows.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair Value of Financial Instruments: Accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivables are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customer credit status. The fair value of capital lease obligations is approximately $24.5 million and $25.4 million as of October 1, 2005 and September 30, 2004, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.
     Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company’s cash, cash equivalents and short-term investments are managed by recognized financial institutions that follow the Company’s investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 12. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.
     Reclassifications: Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the 2005 presentation.
2. Inventories
     Inventories as of October 1, 2005 and September 30, 2004 consist of (in thousands):

	2005	2004
Assembly parts	$116,466	$115,094
Work-in-process	30,282	32,898
Finished goods	33,350	25,526

	$180,098	$173,518

3. Property, Plant and Equipment
     Property, plant and equipment as October 1, 2005 and September 30, 2004, consist of (in thousands):

	2005	2004
Land, buildings and improvements	$74,721	$73,813
Machinery, and equipment	137,364	119,761
Computer hardware and software	63,843	58,512
Construction in progress	7,776	13,812

	283,704	265,898

Less: accumulated depreciation and amortization	160,564	136,312

	$123,140	$129,586

     As of October 1, 2005 and September 30, 2004, computer hardware and software includes $27.1 million and $24.1 million, respectively, related to a common enterprise resource planning platform (“ERP”). As of October 1, 2005 and September 30, 2004, construction in process includes $2.0 million and $6.3 million, respectively, of software implementation costs related to the common ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
Fiscal 2005, 2004 and 2003 amortization of the common ERP platform totaled $3.0, $2.7 million and $0.7, respectively.
     Assets held under capital leases and included in property, plant and equipment as of October 1, 2005 and September 30, 2004, consist of (in thousands):

	2005	2004
Buildings and improvements	$23,830	$23,945
Machinery and equipment	1,735	1,775

	25,565	25,720
Less accumulated amortization	3,973	3,914

	$21,592	$21,806

     The Building and improvements category in the above table includes a manufacturing facility in San Diego, which was closed during fiscal 2003 (see Note 9) and is no longer used for operating purposes. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005 (see Note 9). The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $15.7 million as of October 1, 2005.
     Amortization of assets held under capital leases totaled $0.7, $0.7 million and $1.6 million for fiscal 2005, 2004 and 2003, respectively. There were no capital lease additions in fiscal 2005 and 2004.
     As of October 1, 2005 and September 30, 2004, accounts payable includes approximately $6.2 million and $6.5 million, respectively, related to the purchase of property, plant and equipment and has been treated as non-cash transactions for purposes of the Consolidated Statement of Cash Flow.
4. Capital Lease Obligations and Other Financing
     Capital lease obligations as of October 1, 2005 and September 30, 2004, consist of (in thousands):

	2005	2004
Capital lease obligations for equipment and facilities located in San Diego and the UK, expiring on various dates through 2016; weighted average interest rate of 9.2% for both years	$23,080	$23,971
Less current portion	770	811

Capital lease obligations, net of current portion	$22,310	$23,160

     The aggregate scheduled maturities of the Company’s debt and its obligations under capital leases as of October 1, 2005, are as follows (in thousands):

2006	$2,991
2007	3,025
2008	3,101
2009	3,179
2010	3,260
Thereafter	22,546

38,102
Interest portion of capital leases	15,022

Total	$23,080

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The Company is a party to a secured revolving credit facility (as amended, the “Secured Credit Facility”) with a group of banks that allows the Company to borrow up to $150 million. The Secured Credit Facility expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of October 1, 2005, we had no borrowings outstanding. The Secured Credit Facility is secured by substantially all of the Company’s domestic working capital assets and a pledge of 65 percent of the stock of the Company’s foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed 2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $1.2 million, $1.2 million and $0 in fiscal 2005, 2004 and 2003, respectively.
     On June 30, 2005, the Company amended the Secured Credit Facility to revise a financial covenant. The amendment revised the definition of adjusted EBITDA to exclude any impairment charges that may arise from time-to-time in the Company’s assessment of its goodwill. The amendment was requested by the Company in connection with its annual evaluation of goodwill under SFAS No. 142 (see Note 1), which occurs for Plexus in the third quarter of each fiscal year. For the third quarter of fiscal 2005, the Company identified $26.9 million of goodwill impairment losses related to its Juarez and United Kingdom operations (see Note 9).
     In fiscal 2003, the Company terminated its prior credit facility (“Old Credit Facility”). No amounts were outstanding during fiscal 2003 prior to the termination of the Old Credit Facility. Termination of the Old Credit Facility was occasioned by anticipated noncompliance with a minimum interest expense coverage ratio covenant as a result of restructuring costs incurred in fiscal 2003 (see Note 9). As a result of the termination of the Old Credit Facility, the Company wrote off unamortized deferred financing costs of approximately $0.5 million in fiscal 2003.
     In fiscal 2001, the Company entered into an amended agreement to sell up to $50 million of trade accounts receivable without recourse to a wholly owned limited-purpose subsidiary of the Company. In September 2003, the asset securitization facility expired. During fiscal 2003, the Company incurred financing costs of $0.4 million under the former asset securitization facility. Net borrowings/(repayments) under the agreement are included in the cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows.
     Cash paid for interest in fiscal 2005, 2004 and 2003 was $3.1 million, $2.8 million and $2.8 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
5. Income Taxes
     The domestic and foreign components of income (loss) before income tax expenses for fiscal 2005, 2004 and 2003 consist of (in thousands):

	2005	2004	2003
U.S. income (loss) before income taxes	$(4,336)	$(69)	$(66,823)
Foreign income (loss) before income taxes	(6,662)	7,680	(4,901)

	$(10,998)	$7,611	$(71,724)

     Income tax expense (benefit) for fiscal 2005, 2004 and 2003 consists of (in thousands):

	2005	2004	2003
Currently payable (receivable):
Federal	$—	$563	$2,096
State	(87)	—	—
Foreign	1,509	839	(69)

	1,422	1,402	2,027

Deferred:
Federal expense (benefit)	—	28,531	(25,094)
State expense (benefit)	—	8,253	(3,800)
Foreign expense (benefit)	(3)	1,005	(361)

	(3)	37,789	(29,255)

	$1,419	$39,191	$(27,228)

     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Federal statutory income tax rate	35%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of Federal income tax benefit	2.2	(1.3)	4.2
Foreign income and tax rate differences	(15.8)	(34.7)	0.3
Resolution of prior year tax matters and tax contingencies	(5.2)	30.3	(1.9)
Change in valuation allowance	(31.4)	483.8	—
Other, net	2.3	1.9	0.4

Effective income tax rate	(12.9)%	515.0%	38.0%

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The components of the net deferred income tax asset as of October 1, 2005 and September 30, 2004, consist of (in thousands):

	2005	2004
Deferred income tax assets:
Loss carryforwards	$21,427	$22,291
Goodwill	7,084	3,747
Inventories	4,799	5,182
Accrued benefits	4,415	4,439
Allowance for bad debts	1,060	705
Other	5,156	6,229

Total gross deferred income tax assets	43,941	42,593
Less valuation allowance	(40,551)	(36,818)

Deferred income tax assets	3,390	5,775

Deferred income tax liabilities:
Property, plant and equipment	1,729	4,048
Other	3,580	—

	5,309	4,048

Net deferred income tax asset (liability)	$(1,919)	$1,727

     SFAS No. 109, “Accounting for Income Taxes”, and relevant interpretations of SFAS No. 109, require that a valuation allowance be provided when it is more likely than not that the related income tax assets will not be utilized. Under SFAS No. 109, unless specific exceptions apply, historical operating results are a strong indicator of a company’s ability to generate future taxable income. As a result of the Company having a net loss in the U.S. for income tax purposes in fiscal years 2004, 2003 and 2002, the Company recorded a full valuation allowance on its net U.S. deferred income tax assets in fiscal 2004. In addition, the Company increased the valuation allowance in fiscal 2005 for increases in certain net deferred tax assets. The Company will continue to assess the need for a valuation allowance on deferred income tax assets in the future.
     In July 2005, a legislative body of the United Kingdom enacted the Finance Act (the “Finance Act”), which may limit the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which will be affected by the Finance Act. The Finance Act is effective for interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For the fiscal year ended October 1, 2005, management provided income tax expense for the full effect of the Finance Act on the non-deductibility of this interest expense based on discussions to date with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
     The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire in 2014 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2005, these subsidiaries generated income resulting in a tax benefit of approximately $1.3 million (or $0.03 per diluted share). In fiscal 2004 only the Malaysian subsidiary was profitable resulting in a tax benefit of $1.2 million (or $0.03 per diluted share). In fiscal 2003, only the Malaysian subsidiary was profitable, however, the tax benefit and diluted earnings per share effect was nominal.
     The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded is approximately $26.4 million as of October 1, 2005.
     In October 2004, the Jobs Act (see Note 1) was signed into law. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. The Company may

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
elect to apply this provision to qualifying earnings repatriations made in fiscal 2006. During fiscal 2005, the Company did not repatriate any qualified earnings pursuant to the Jobs Act. The Company has determined that $15.1 million to $26.4 million of existing foreign earnings will meet the requirements of the Jobs Act. The Company is evaluating the repatriation of earnings in the amounts of $0 to $15.1 million and currently estimates that a repatriation of earnings in this range would result in income tax of up to approximately $0.8 million.
     As of October 1, 2005, the Company has approximately $124 million of state net operating loss carryforwards that expire between 2007 and 2025 and $41 million of federal net operating loss carryforwards that expire in varying amounts in 2023 and 2024.
     Cash paid for income taxes in fiscal 2005, 2004 and 2003 was $2.2 million, $1.3 million and $0.3 million, respectively.
6. Shareholders’ Equity
     Pursuant to a resolution of the Board of Directors, the Company has a common stock buyback program that permits it to acquire up to 6.0 million shares for an amount not to exceed $25.0 million. To date, no shares have been repurchased. The Company’s Secured Credit Facility allows the Company to repurchase its common shares and pay cash dividends as long as it remains in compliance with the various covenants (see Note 4).
     Income tax benefits attributable to stock options exercised are recorded as an increase in additional paid-in capital.
7. Earnings Per Share
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For Years Ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Earnings:
Loss before cumulative effect of change in accounting for goodwill	$(12,417)	$(31,580)	$(44,496)
Cumulative effect of change in accounting for goodwill, net of income taxes	—	—	(23,482)

Net loss	$(12,417)	$(31,580)	$(67,978)

Basic weighted average common shares outstanding	43,373	42,961	42,284
Dilutive effect of stock options	—	—	—

Diluted weighted average shares outstanding	43,373	42,961	42,284

Basic and Diluted earnings per share:
Loss before cumulative effect of change in accounting for goodwill	$(0.29)	$(0.74)	$(1.05)
Cumulative effect of change in accounting for goodwill, net of income taxes	—	—	(0.56)

Net loss	$(0.29)	$(0.74)	$(1.61)

     For the years ended October 1, 2005 and September 30, 2004 and 2003, stock options to purchase approximately 5.0 million, 4.9 million and 4.9 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in these periods, and, therefore, their inclusion would be antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
8. Operating Lease Commitments
     The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2005, 2004 and 2003 was approximately $11.0 million, $11.2 million and $14.1 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $1.7 million, $1.5 million and $1.3 million in fiscal 2005, 2004 and 2003, respectively.
     Future minimum annual payments on operating leases are as follows (in thousands):

2006	$12,132
2007	9,823
2008	8,482
2009	6,703
2010	4,816
Thereafter	16,602

$58,558

     For certain leased facilities that were abandoned as result of restructuring actions (see Note 9), the Company accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. The above table of future minimum annual payments on operating leases includes future payments totaling $11.5 million that are reflected as an obligation for lease exit costs as of October 1, 2005 in the accompanying Consolidated Balance Sheets.
9. Restructuring and Impairment Costs
     Fiscal 2005 restructuring and impairment costs: During fiscal 2005, the Company recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with goodwill impairment, the closure of our Bothell facility, the write-off of the remaining elements of a shop floor data-collection system and other restructuring costs and adjustments to previously recognized restructuring actions.
     Goodwill Impairment. The Company is required to perform goodwill impairment tests at least on an annual basis, for which it selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of fiscal 2005, the Company recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with operations in the United Kingdom and $10.8 million represented a full impairment of goodwill associated with operations in Juarez. As of October 1, 2005, the United Kingdom operations have remaining goodwill of $7.0 million.
     The impairment of goodwill associated with the United Kingdom arose primarily from a significant medical customer’s recently expressed intention to transfer future production by the end of fiscal 2006 from the United Kingdom to a lower-cost location. The impairment also reflects lowered expectations for the United Kingdom’s electronics manufacturing services industry in general. The impairment of goodwill associated with Juarez reflects a lowered forecast of near-term profits and cash flow associated with recent operational issues and an anticipated transfer of a major customer program to another Plexus manufacturing facility.
     Bothell Facility Closure. During fiscal 2005, the Company incurred significant restructuring costs associated with the closure of the Bothell facility. The Company transferred key customer programs from the Bothell facility to other Plexus locations, primarily in the United States. This restructuring reduced the Company’s capacity and affected approximately 160 employees. The Company completed the closure of the Bothell facility during fiscal 2005 (as previously announced in fiscal 2004). During fiscal 2005 and 2004, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, which consisted of the following elements:

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
•	$7.5 million was recorded in fiscal 2005 and consisted of $6.2 million for the facility lease, $1.1 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property;

•	$1.8 million was recorded in fiscal 2004 and consisted of $1.5 million for employee severance and $0.3 million for fixed asset impairments.
     Shop Floor Data-Collection System Impairment. During fiscal 2005, the Company recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system. The Company had previously recorded a $1.7 million impairment related to the shop floor data-collection system in fiscal 2004 when it determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, the Company extended a maintenance and support agreement for the data-collection system through July 2005 to provide it additional time to evaluate the remaining elements of the system. Based on the Company’s evaluation, it determined that the shop floor data-collection system was impaired. The Company determined that it would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized.
     Other Restructuring Costs. During fiscal 2005, the Company also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility. The Juarez workforce reduction affected approximately 50 employees;

•	$0.3 million for severance associated with the elimination of a corporate executive position;

•	$0.2 million for a planned workforce reduction at the Maldon, England (“Maldon”) facility. As noted above, a significant customer in the United Kingdom intends to transfer future production from the United Kingdom to a lower-cost location by the end of fiscal 2006. As a result, the Company plans to consolidate its Maldon manufacturing operations into Kelso, Scotland and to focus the Maldon facility on fulfillment and service and repair.

•	$0.3 million of other restructuring costs.
     Adjustments to Provisions: During fiscal 2005, the Company also recorded certain adjustments to previously recognized restructuring and impairment costs:
•	$0.4 million additional expense related to additional impairment of a closed facility in San Diego. During the first quarter of fiscal 2005, the Company subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income;

•	a $0.4 million reduction in an accrual for lease obligations associated with a warehouse located in Neenah, Wisconsin (“Neenah”). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, the Company reactivated use of the warehouse in the second quarter of fiscal 2005;

•	a $0.3 million reduction in an accrual for lease obligations for one of the closed facilities near Seattle, Washington (“Seattle”). The Company was able to sublease one of the two closed Seattle facilities held under operating leases.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     On July 25, 2005, a significant customer in the United Kingdom announced that it was under investigation by the Office of Communication, a government regulator in the United Kingdom, and would postpone the further installation of its product in the United Kingdom until the regulatory situation became clearer. Consequently, future manufacturing for this customer is uncertain.
     Fiscal 2004 Restructuring and Impairment Costs: During fiscal 2004, the Company recorded pre-tax restructuring and impairment costs totaling $9.3 million. The restructuring and impairment costs were primarily associated with adjustments to previously recognized restructuring actions, specifically, additional lease obligations for two previously abandoned Seattle facilities. In addition, we incurred restructuring and impairment costs associated with the planned closure of the Company’s Bothell facility, the write-down of certain software and the closure of a satellite PCB-design office in Hillsboro, Oregon (“Hillsboro”).
     Adjustments to Provisions: The originally estimated cost of the closure of the Seattle facilities was included in the Company’s fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, the Company recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. The Company also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, Wisconsin (“Neenah”), which was also included in restructuring actions in fiscal 2003. EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.
     Bothell Facility Closure: In fiscal 2004, the Company incurred restructuring costs of $1.8 million, which consisted of $1.5 million associated with employee terminations and $0.3 million associated with fixed asset impairments. In fiscal 2005, the Company completed the Bothell closure which resulted in additional restructuring costs of $7.5 million (see Fiscal 2005 Restructuring and Impairment Costs above.)
     Shop Floor Data-Collection System Impairment: The Company recorded a $1.7 million impairment related to certain ERP software, which primarily resulted from the Company’s deployment strategy for a shop floor data-collection system. Some elements of the shop-floor data-collection system will not be deployed because the originally anticipated business benefits could not be realized. Although the Company continued to evaluate the remaining elements of the shop floor data-collection system, the impairment of the remaining elements of the shop floor data-collection system was taken in fiscal 2005.
     Closure of a PCB-Design Office: The Company incurred approximately $1.5 million of other restructuring and impairment costs in fiscal 2004 primarily related to the consolidation of the Hillsboro PCB-design office into another Plexus design office. The Hillsboro-related restructuring costs were primarily for employee termination costs and contract termination costs associated with leased facilities and software service providers. Approximately 40 employees were affected by this restructuring.
     Fiscal 2003 Restructuring and Impairment Costs: During fiscal 2003, the Company recorded pre-tax restructuring and impairment costs totaling $59.3 million. These restructuring actions included the closure of the San Diego and Richmond facilities and various other actions. These measures were intended to align the Company’s capabilities and resources with its customer demand.
     San Diego Facility Closure: The San Diego facility was closed in May 2003. The closure of the San Diego facility resulted in a write-off of goodwill, the write-down of underutilized assets to fair value, and costs relating to the elimination of the facility’s work force. Building impairment charges totaled $6.3 million related to the San Diego facility. During fiscal 2003, goodwill impairment for San Diego totaled approximately $20.4 million, of which $14.8 million was impaired as a result of a transitional impairment evaluation under SFAS No. 142 (see Note 1) and $5.6 million was impaired as a result of the Company’s decision to close the facility.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Richmond Facility Closure: The Richmond facility was phased out of operations and sold in September 2003. Customer programs were shifted to other Plexus sites in the United States and Mexico. The closure of the Richmond facility resulted in a write-down of the building, a write-down of underutilized assets to fair value, and costs relating to severance for the facility’s work force. Building impairment charges totaled $3.7 million related to the Richmond facility.
     Other Restructuring and Impairment Costs: Other fiscal year 2003 restructuring actions included the consolidation of several leased facilities, the write-down of underutilized assets to fair value and work force reductions, which primarily affected operating sites such as Juarez; Seattle, Washington; Neenah and the United Kingdom. It also impacted the Company’s engineering and corporate organizations. The employee termination and severance costs for fiscal 2003 were for approximately 1,000 employees.

	Employee	Lease Obligations
	Termination and	and Other Exit	Non-cash Asset
	Severance Costs	Costs	Impairments	Total
Accrued balance, October 1, 2002	$540	$2,957	$—	$3,497

Restructuring and impairments costs	10,358	10,940	38,696	59,994
Adjustment to provisions	—	—	(650)	(650)
Amount utilized	(7,993)	(6,005)	(38,046)	(52,044)

Accrued balance, September 30, 2003	2,905	7,892	—	10,797

Restructuring and impairments costs	2,493	393	2,107	4,993
Adjustment to provisions	—	4,310	—	4,310
Amount utilized	(3,379)	(2,835)	(2,107)	(8,321)

Accrued balance September 30, 2004	2,019	9,760	—	11,779

Restructuring and impairments costs	2,213	6,451	30,849	39,513
Adjustment to provisions	(23)	(697)	369	(351)
Accretion of lease	—	138	—	138
Amount utilized	(3,690)	(4,149)	(31,218)	(39,057)

Accrued balance October 1, 2005	$519	$11,503	$—	$12,022

     As of October 1, 2005, all of the remaining employee termination and severance costs are expected to be paid by the end of fiscal 2006, while approximately $4.1 million of the lease obligations and other exit costs are expected to be paid in the next twelve months. The remaining liability for lease payments is expected to be paid through October 2011.
     For a detail of restructuring and impairment costs by operating segment, See Note 12 — Business Segment, Geographic Information and Major Customers.
10. Benefit Plans
     Employee Stock Purchase Plans: In February 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) under which the Company may issue up to 1.2 million shares of its common stock. The terms of the 2005 Purchase Plan allow for qualified employees to participate in the purchase of the Company’s common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The 2005 Purchase Plan was effective July 1, 2005 and terminates on June 30, 2010, unless all shares authorized under the 2005 Purchase Plan have been issued prior to that date. No shares have been issued under the 2005 Purchase Plan

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
as the Company has suspended employee stock purchases under this plan as a result of the accounting implications of SFAS No. 123(R).
     Prior to the adoption of the 2005 Purchase Plan, the Company had established a qualified Employee Stock Purchase Plan (the “2000 Purchase Plan”), the terms of which were substantially similar to the 2005 Purchase Plan. The 2000 Purchase Plan allowed for the Company to issue up to 2.0 million shares of its common stock under it. During fiscal 2005, 2004 and 2003, the Company issued approximately 204,000, 186,000 and 253,000 shares of common stock, respectively, under the 2000 Purchase Plan, which were issued for $2.2 million, $2.0 million, and $1.9 million, respectively. The 2000 Purchase Plan expired on June 30, 2005.
     401(k) Savings Plan: The Company’s 401(k) savings plan covers all eligible U.S. employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2005, 2004 and 2003 totaled $2.3 million, $2.2 million and $2.3 million, respectively.
     Stock Option Plans: In February 2005, the Company’s shareholders adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constitutes a stock-based incentive plan for the Company and includes provisions by which the Company may grant stock-based awards to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares, all of which may be issued pursuant to stock options, although up to 1.2 million shares may be issued pursuant to the following: up to 0.6 million shares as stock appreciation rights (“SARs”) and up to 0.6 million shares as restricted stock awards. The exercise price of each stock option granted must not be less than the fair market value on the date of grant. The Compensation Committee of the Board of Directors may establish the term and vesting period of stock options (see Note 1), as well as accelerate the vesting of stock options. Unless otherwise directed by the Compensation Committee, stock options vest over a three-year period from date of grant and have a term of ten years. Under the 2005 Plan, the Company has granted options to purchase 0.7 million shares of the Company’s common stock in fiscal 2005. No SARs or restricted stock awards were granted in fiscal 2005.
     Under the Company’s 1998 Option Plan (the “1998 Plan”), the Company had reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 11.2 million shares, net of cancellations, were granted. The exercise price of each option granted must not be less than the fair market value on the date of grant. Under the 1998 Plan, the Compensation Committee was authorized to establish the term and vesting period of stock options, as well as to accelerate the vesting of stock options (see Note 1). Unless otherwise directed by the Compensation Committee, stock options vest over a three-year period from date of grant and have a term of ten years. As a result of the adoption of the 2005 Plan, no additional awards will be made under the 1998 Plan.
     Under the Company’s 1995 Directors Plan (the “1995 Plan”), each outside director of the Company is granted 3,000 stock options each December 1, with the option pricing similar to the employee plan. Commencing in fiscal 2004, to reflect an adjustment for a prior stock split, the 1995 Plan provided that each outside director of the Company would be granted 6,000 stock options each December 1. These options vested immediately and can be exercised after a minimum six-month holding period. The 1995 Plan expired on December 31, 2004. Under the 1995 Plan, the Company granted options to purchase 42,000 shares of the Company’s common stock in fiscal 2005 prior to the 1995 Plan’s expiration. As noted above, the 2005 Plan includes provisions by which the Company may grant stock-based awards to directors, as well as executive officers and other officers and key employees.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     A summary of the Company’s stock option activity follows:

	Shares	Weighted Average
	(in thousands)	Exercise Price
Options outstanding as of October 1, 2002	4,482	$19.40

Granted	1,145	10.87
Cancelled	(391)	23.74
Exercised	(324)	5.46

Options outstanding as of September 30, 2003	4,912	$17.99

Granted	749	15.94
Cancelled	(341)	24.26
Exercised	(391)	8.37

Options outstanding as of September 30, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

	Shares	Weighted Average
	(in thousands)	Exercise Price
Options exercisable as of:
September 30, 2003	3,131	$18.97

September 30, 2004	3,365	$19.34

October 1, 2005	4,527	$18.12

     The following table summarizes outstanding stock option information as of October 1, 2005 (shares in thousands):

Range of	Number of Shares	Weighted Average	Weighted Average	Number of Shares	Weighted Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 3.38-$ 5.07	128	$3.38	0.9	128	$3.38
$ 5.08-$ 7.62	292	$6.16	1.5	292	$6.16
$ 7.63-$11.45	756	$9.58	5.7	584	$9.73
$11.46-$17.19	2,171	$14.44	7.6	1,916	$14.62
$17.20-$25.80	987	$24.24	6.2	987	$24.24
$25.81-$38.72	592	$35.17	4.7	592	$35.17
$38.73-$63.88	28	$49.31	4.8	28	$49.31

$3.38- $63.88	4,954	$17.55	6.1	4,527	$18.12
     The weighted average fair value of options granted per share during fiscal 2005, 2004 and 2003 is $5.72, $9.56 and $7.46, respectively. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing method with the following assumption ranges: 51 percent to 66 percent volatility, risk-free interest rates ranging from 3.7 percent to 4.5 percent, expected option life of 3.75 to 9.1 years, and no expected dividends.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its former executive officers under a nonqualified deferred compensation plan. Under the plan, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives’ death, certain amounts annually for the first 15 years subsequent to their retirement. Life insurance contracts owned by the Company will fund this plan.
     In fiscal 2000, the Company established an additional deferred compensation plan for its executive officers and other key employees (the “Executive Deferred Compensation Plan”). Under the Executive Deferred Compensation Plan, a covered executive may elect to defer some or all of his or her compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any earnings, which may be credited thereon upon termination or retirement from Plexus.
     In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation, held on behalf of the participants, into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed into the Trust. In fiscal 2005, 2004 and 2003, the Company made contributions to the participants’ accounts in the amount of $13,500 per participant, or approximately $0.1 million in total in each period. The Trust assets are subject to the claims of the Company’s creditors. As of October 1, 2005 and September 30, 2004, the Trust assets totaled $1.9 million and $1.1 million, respectively and the related liability to the participants totaled approximately $2.1 million and $1.2 million, respectively. The Trust assets and the related liability to the participants are included in Other assets and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets.
     Other: The Company is not obligated to provide any post-retirement medical or life insurance benefits to employees.
11. Contingencies
     The Company (along with many other companies) has been sued by the Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) related to alleged possible infringement of certain Lemelson patents. The complaint, which is one of a series of complaints by Lemelson against hundreds of companies, seeks injunctive relief, treble damages (amount unspecified) and attorney’s fees. The Company has obtained a stay of action pending developments in other related litigation. On January 23, 2004, the judge in the other related litigation ruled against Lemelson, thereby declaring the Lemelson patents unenforceable and invalid. Lemelson appealed this ruling, and on September 9, 2005 the U.S. Court of Appeals for the Federal Circuit affirmed the lower Court’s decision ruling that the Lemelson patents are unenforceable, and on November 16, 2005 denied a petition for rehearing. Lemelson may appeal this decision to the U.S. Supreme Court. The lawsuit against the Company remains stayed pending the outcome.
     In addition, the Company is party to other certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
12. Business Segment, Geographic Information and Major Customers
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     As part of its annual assessment under SFAS No. 131, the Company noted changes in the economic performance and related long-term expectations of its operating segments during fiscal year 2005. This was especially acute in Europe and Mexico as evidenced by the $26.9 million goodwill impairment recorded in the third quarter of fiscal 2005 related to the Company’s UK and Mexico operations (See Note 9 — Restructuring and Impairment Costs). In addition, the Company continued to experience rapid sales growth in its Asian region during fiscal 2005. As a result, the Company has reclassified the manner in which it previously aggregated its operating segments from one business segment into four reportable geographical segments: United States, Asia, Mexico and Europe. As of October 1, 2005, the Company had 18 active manufacturing and/or engineering facilities in the United States, Asia, Mexico and Europe.
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net revenues for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling, general and administrative expenses, but excludes corporate and other costs, interest expense, other income (loss), and income tax expense. Corporate and other costs primarily represent corporate selling, general and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.
     Information about the Company’s four operating segments for the fiscal years ended October 1, 2005, September 30, 2004 and September 30, 2003 were as follows (in thousands):

	Years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Net sales:
United States	$920,096	$754,718	$633,662
Asia	165,057	105,103	41,353
Mexico	122,161	98,950	78,080
Europe	104,318	107,237	62,522
Elimination of inter-segment sales	(82,750)	(25,150)	(7,780)

	$1,228,882	$1,040,858	$807,837

Depreciation and amortization:
United States	$11,395	$13,355	$16,884
Asia	3,043	2,571	2,276
Mexico	1,295	1,492	1,914
Europe	1,956	2,015	2,047
Corporate	6,201	6,016	4,014

	$23,890	$25,449	$27,135

Operating income (loss):
United States	$67,150	$58,135	$31,149
Asia	7,847	4,418	(712)
Mexico	(3,394)	3,206	399
Europe	6,552	8,690	2,097
Corporate and other costs	(87,900)	(65,233)	(104,464)

	$(9,745)	$9,216	$(71,531)

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	Years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Capital expenditures:
United States	$8,551	$2,408	$4,437
Asia	10,363	8,471	4,335
Mexico	633	509	1,115
Europe	973	480	588
Corporate	1,187	6,218	11,897

	$21,707	$18,086	$22,372

	October 1,	September 30,
	2005	2004
Total assets:
United States	$264,848	$239,994
Asia	82,050	56,128
Mexico	40,908	63,810
Europe	81,549	98,051
Corporate	131,113	87,725

	$600,468	$545,708

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are based on the Company’s location providing product or services (in thousands):

	Years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Net sales:
United States	$920,096	$754,718	$633,662
Malaysia	130,939	86,984	37,833
Mexico	122,161	98,950	78,080
United Kingdom	104,318	107,237	62,522
China	34,118	18,119	3,520
Elimination of inter-segment sales	(82,750)	(25,150)	(7,780)

	$1,228,882	$1,040,858	$807,837

	October 1,	September 30,
	2005	2004
Long-lived assets:
United States	$32,912	$35,060
Malaysia	22,095	17,432
Mexico	3,571	15,338
United Kingdom	18,410	35,837
China	1,992	1,798
Corporate	51,155	58,300

	$130,135	$163,765

     Long-lived assets as of October 1, 2005 and September 30, 2004 exclude other non-operating, long-term assets totaling $8.3 million and $7.5 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The percentages of net sales to customers representing 10 percent or more of sales for the indicated periods were as follows:

	Fiscal years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Juniper Networks	19%	14%	*
General Electric	12%	*	*
Siemens	*	*	12%

*	Represents less than 10 percent of net sales
     The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	October 1,	September 30,
	2005	2004
Juniper Networks	21%	15%
General Electric	12%	*

*	Represents less than 10 percent of total accounts receivable
     No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balance as of October 1, 2005 and September 30, 2004.
     Restructuring and impairment costs are not allocated to operating segments, as management excludes such costs when assessing the performance of the operating segments, but rather includes such costs within the Corporate and other costs section of the above table of operating income (loss). In fiscal 2005, 2004 and 2003, the Company incurred restructuring and impairment costs (see Note 9) which were associated with various segments (in thousands):

	Years ended
	October 1,	September 30,	September 30,
	2005	2004	2003
Restructuring and impairment costs:
United States	$7,296	$7,164	$50,534
Asia	—	—	—
Mexico	11,414	50	3,034
Europe	16,212	193	1,660
Corporate	4,240	1,896	4,116

	$39,162	$9,303	$59,344

13. Guarantees
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product sales are recognized and establishes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal 2005 and 2004 (in thousands):

Limited warranty liability, as of October 1, 2003	$985
Accruals for warranties issued during the period	148
Settlements (in cash or in kind) during the period	(200)

Limited warranty liability, as of September 30, 2004	933
Accruals for warranties issued during the period	112
Settlements (in cash or in kind) during the period	(20)

Limited warranty liability, as of October 1, 2005	$1,025

14. Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2005 and 2004 consists of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$287,480	$305,486	$313,709	$322,207	$1,228,882
Gross profit	22,295	25,545	27,137	30,759	105,736
Net income (loss)	3,022	(4,459)	(21,498)	10,518	(12,417)

Earnings per share:
Basic	$0.07	$(0.10)	$(0.50)	$0.24	$(0.29)
Diluted	$0.07	$(0.10)	$(0.50)	$0.24	$(0.29)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total
Net sales	$238,464	$254,272	$274,817	$273,305	$1,040,858
Gross profit	19,627	21,181	22,979	22,991	86,778
Net income (loss)	2,499	3,471	(768)	(36,782)	(31,580)

Earnings per share:
Basic	$0.06	$0.08	$(0.02)	$(0.85)	$(0.74)
Diluted	$0.06	$0.08	$(0.02)	$(0.85)	$(0.74)

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Earnings per share is computed independently for each quarter. The annual total amounts may not equal the sum of the quarterly amounts due to rounding.
     In the first, second and third quarters of fiscal 2005, the Company recorded pre-tax restructuring and impairment costs of $0.9 million, $10.6 million and $27.7 million, respectively. These costs were primarily associated with goodwill impairment, the closure of the Bothell facility and the write-down of certain ERP software.
     In the third and fourth quarters of fiscal 2004, the Company recorded pre-tax restructuring and impairment costs of $5.5 million and $3.8 million, respectively. These costs were primarily associated with lease obligations for two previously abandoned facilities near Seattle, Washington, the planned closure of the Bothell facility, the write-down of certain ERP software and the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In the fourth quarter of fiscal 2004, the Company also recorded a full valuation allowance on all of its U.S. deferred income tax assets.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For the years ended October 1, 2005, September 30, 2004 and September 30, 2003
(in thousands)

		Additions charged
	Balance at	to costs and	Additions charged		Balance at end of
Descriptions	beginning of period	expenses	to other accounts	Deductions	period
Fiscal Year 2005:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,000	$1,094	$—	$94	$3,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$36,818	$—	$3,733	$—	$40,551

Fiscal Year 2004:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$4,100	$—	$—	$2,100	$2,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$—	$36,818	$—	$—	$36,818

Fiscal Year 2003:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$4,200	$438	$—	$538	$4,100
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$—	$—	$—	$—	$—

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	PLEXUS CORP. (Registrant)

/s/ Dean A. Foate

Dean A. Foate, President and Chief Executive Officer
December 15, 2005
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
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Stephen P. Cortinovis

Dean A. Foate, President, Chief Executive Officer, and Director (Principal Executive Officer)	Stephen P. Cortinovis, Director

/s/ F. Gordon Bitter	/s/ David J. Drury

F. Gordon Bitter, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	David J. Drury, Director

/s/ Simon J. Painter	/s/ Peter Kelly

Simon J. Painter, Corporate Controller (Principal Accounting Officer)	Peter Kelly, Director

/s/ John L. Nussbaum	/s/ Thomas J. Prosser

John L. Nussbaum, Chairman and Director	Thomas J. Prosser, Director

/s/ Ralf R. Böer	/s/ Dr. Charles M. Strother

Ralf R. Böer, Director	Dr. Charles M. Strother, Director

*	Each of the above signatures is affixed as of December 15, 2005.

EXHIBIT INDEX
PLEXUS CORP.
10-K for Year Ended October 1, 2005

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

3(i)	Restated Articles of Incorporation of Plexus Corp., as amended through March 13, 2001	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

3(ii)	Bylaws of Plexus Corp., as amended through March 7, 2001	Exhibit 3(ii) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2001

4.1	Restated Articles of Incorporation of Plexus Corp.	Exhibit 3(i) above

4.2	(a) Amended and Restated Shareholder Rights Agreement, dated as of August 13, 1998, (as amended through November 14, 2000) between Plexus and Firstar Bank, N.A. (n/k/a US Bank, N.A.) as Rights Agent, including form of Rights Certificates	Exhibit 1 to Plexus’ Form 8-A/A filed on December 6, 2000

	(b) Agreement of Substitution and First Amendment to the Amended and Restated Shareholder Rights Agreement dated as of December 5, 2002	Exhibit 4.2 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2002

10.1	(a) Credit Agreement dated as of October 22, 2003 among Plexus, certain Plexus subsidiaries and various lending institutions whose Administrative Agent is Harris Trust and Savings Bank	Exhibit 10.6(a) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003 (“2003 10-K”)

	(b) First Amendment and Waiver to Credit Agreement, dated as of October 31, 2003	Exhibit 10.6(b) to 2003 10-K

	(c) Second Amendment to Credit Agreement, dated as of April 29, 2004	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

	(d) Third Amendment to Credit Agreement, dated as of July 13, 2004	Exhibit 10.2 to 6/30/04 10-Q

	(e) Fourth Amendment to Credit Agreement, dated as of August 5, 2004	Exhibit 10.3 to 6/30/04 10-Q

	(f) Fifth Amendment to Credit Agreement, dated as of November 8, 2004	Exhibit 10.1 to Plexus’ Report on Form 8-K dated November 8, 2004

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

	(g) Sixth Amendment to Credit Agreement, dated as of June 30, 2005	Exhibit 10.1 to Plexus’ Report on Form 8-K dated June 30, 2005

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994 (“1994 10-K”)

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8(c) to 1994 10-K

10.3	(a) Supplemental Executive Retirement Agreements with John Nussbaum dated as of September 19, 1996*	Exhibit 10.1 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 1996

	(b) First Amendment Agreement to Supplemental Retirement Agreement between Plexus and John Nussbaum, dated as of September 1, 1999*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 31, 2000

10.4	Amended and Restated Employment Agreement dated as of September 1, 2003 between Plexus Corp. and Dean A. Foate*	Exhibit 10.15(a) to 2003 10-K

10.5	Forms of Change of Control Agreements dated October 1, 2003 with*	Exhibit 10.2(a) to 2003 10-K

(a) Dean A. Foate F. Gordon Bitter David A. Clark Thomas J. Czajkowski Paul L. Ehlers Joseph D. Kaufman J. Robert Kronser David H. Rust Michael T. Verstegen

	(b) George W.F. Setton Simon J. Painter	Exhibit 10.2(b) to 2003 10-K

10.6	Plexus Corp. 1998 Option Plan* [superceded]	Exhibit A to Plexus’ definitive proxy statement for its 1998 Annual Meeting of Shareholders

10.7(a)	Plexus Corp. 1995 Directors’ Stock Option Plan* [superceded]	Exhibit 10.10 to 1994 10-K

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

10.7(b)	(i) Summary of Directors’ Compensation (12/04)* (Superceded)	Exhibit 10.4(b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2004 (“2004 10-K”)

	(ii) Summary of Directors’ Compensation (11/05)*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated November 17, 2005 (“11/17/05 8-K”)

10.8(a)	Plexus Corp. 2005 Equity Incentive Plan (as amended)*, +		X

10.8(b)	Forms of award agreements thereunder*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005 (“4/1/05 8-K”)

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to 11/17/05 8-K

	(iii) Form of Restricted Stock Award with True Vesting	Exhibit 10.3 to 4/1/05 8-K

	(iv) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to 4/1/05 8-K

10.9(a)	Plexus Corp. 2004 Incentive Compensation Plan- Executive Leadership Team * [superceded]	Exhibit 10.8(b) to 2003 10-K

10.9(b)	(i) Plexus Corp. 2005 Variable Incentive Compensation Plan — Executive Leadership Team * [superceded version]	Exhibit 10.8(b) to 2004 10-K

	(ii) Plexus Corp. 2005 Variable Incentive Compensation Plan — Executive Leadership Team (as amended and restated as of August 31, 2005)*		X

10.10(a)	Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

10.10(b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to 2003 10-K

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Designates management compensatory plans or agreements

+	Reflects a non-material change

EI-73