Form 10-Q
period 2005-12-31
PLEXUS CORP
filed 2006-02-09
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-14824
PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin	39-1344447
(State of Incorporation)	(IRS Employer Identification No.)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(Address of principal executive offices)(Zip Code)
Telephone Number (920) 722-3451
(Registrant’s telephone number, including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                       No☑
     As of February 1, 2006, there were 44,483,896 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net sales	$328,306	$287,480
Cost of sales	297,031	265,185

Gross profit	31,275	22,295

Operating expenses:
Selling and administrative expenses	17,229	18,074
Restructuring and impairment costs	—	884

	17,229	18,958

Operating income	14,046	3,337

Other income (expense):
Interest expense	(830)	(871)
Miscellaneous	794	819

Income before income taxes	14,010	3,285

Income tax expense	253	263

Net income	$13,757	$3,022

Earnings per share:
Basic	$0.31	$0.07

Diluted	$0.31	$0.07

Weighted average shares outstanding:
Basic	43,897	43,191

Diluted	45,099	43,753

Comprehensive income:
Net income	$13,757	$3,022
Foreign currency translation adjustments	(1,169)	4,296

Comprehensive income	$12,588	$7,318

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 31,	October 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$109,667	$98,727
Short-term investments	10,000	10,000
Accounts receivable, net of allowance of $2,422 and $3,000, respectively	174,844	167,345
Inventories	183,779	180,098
Deferred income taxes	88	127
Prepaid expenses and other	5,865	5,693

Total current assets	484,243	461,990

Property, plant and equipment, net	128,686	123,140
Goodwill	6,790	6,995
Other	8,869	8,343

Total assets	$628,588	$600,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,758	$770
Accounts payable	169,863	159,068
Customer deposits	8,068	7,707
Accrued liabilities:
Salaries and wages	22,651	24,052
Other	33,011	31,001

Total current liabilities	235,351	222,598

Long-term debt and capital lease obligations, net of current portion	21,959	22,310
Other liabilities	13,369	13,499
Deferred income taxes	1,280	2,046

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 44,048 and 43,752 shares issued and outstanding, respectively	440	438
Additional paid-in capital	277,443	273,419
Retained earnings	72,600	58,843
Accumulated other comprehensive income	6,146	7,315

	356,629	340,015

Total liabilities and shareholders’ equity	$628,588	$600,468

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 31,	January 1,
	2005	2005
Cash flows from operating activities
Net income	$13,757	$3,022
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,836	6,444
Non-cash asset impairments	—	432
Deferred income taxes	(45)	(41)
Stock based compensation expense	812	—
Changes in assets and liabilities:
Accounts receivable	(7,923)	(4,097)
Inventories	(4,267)	(23,984)
Prepaid expenses and other	(706)	(2,593)
Accounts payable	9,110	22,112
Customer deposits	394	1,882
Accrued liabilities and other	470	(7,696)

Cash flows provided by (used in) operating activities	17,438	(4,519)

Cash flows from investing activities
Sales and maturities of short-term investments	—	4,005
Payments for property, plant and equipment	(9,528)	(4,074)

Cash flows used in investing activities	(9,528)	(69)

Cash flows from financing activities
Proceeds from debt	1,292	12,000
Payments on debt and capital lease obligations	(500)	(5,800)
Proceeds from exercise of stock options	3,208	88

Cash flows provided by financing activities	4,000	6,288

Effect of foreign currency translation on cash and cash equivalents	(970)	990

Net increase in cash and cash equivalents	10,940	2,690
Cash and cash equivalents:
Beginning of period	98,727	40,924

End of period	$109,667	$43,614

See notes to condensed consolidated financial statements.

PLEXUS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of operations for the three months ended December 31, 2005 and January 1, 2005, and the cash flows for the same three month periods.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
     Effective October 1, 2004, the Company’s fiscal year now ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to adopt a “4-4-5” accounting system for the “monthly” periods in each quarter. Each quarter will therefore end on a Saturday at the end of the 4-4-5 period. The accounting periods for the first quarter of fiscal 2006 and 2005 included 91 days and 93 days, respectively.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	December 31,	October 1,
	2005	2005
Raw materials	$122,956	$116,466
Work-in-process	29,608	30,282
Finished goods	31,215	33,350

	$183,779	$180,098

NOTE 3 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The Company is a party to a secured revolving credit facility (as amended, the “Secured Credit Facility”) with a group of banks that allows the Company to borrow up to $150 million and expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of December 31, 2005, the Company had no borrowings outstanding under the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s domestic working capital assets and a pledge of 65 percent of the stock of the Company’s foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed 2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee and amortization of deferred origination fees totaled approximately $0.3 million for both the three months ended December 31, 2005 and January 1, 2005.
NOTE 4 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Basic and Diluted Earnings Per Share:
Net income	$13,757	$3,022

Basic weighted average common shares outstanding	43,897	43,191
Dilutive effect of stock options	1,202	562

Diluted weighted average shares outstanding	45,099	43,753

Earnings per share:
Basic	$0.31	$0.07

Diluted	$0.31	$0.07

     For the three months ended December 31, 2005 and January 1, 2005, stock options to purchase approximately 1.6 million and 3.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis.
     Stock Option Plans: In February 2005, the Company’s shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is a stock-based incentive plan for the Company and includes provisions by which the Company may grant stock-based awards to directors, executive officers and other officers and key employees. The Compensation Committee of the Board of Directors may establish the terms and vesting periods of the stock options, as well as accelerate the vesting of stock options. Unless otherwise directed by the Compensation Committee, stock options vest over a three-year period from the date of grant and have a term of ten years.
     The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares. Under the 2005 Plan, the Company granted options to purchase 0.8 million shares of the Company’s common stock from the approval date of the 2005 Plan through December 31, 2005.

     As a result of the adoption of SFAS No. 123(R), the Company recognized $0.8 million of compensation expense associated with stock options for the three months ended December 31, 2005. The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock-based compensation for the three months ended January 1, 2005 (in thousands, except per share amounts):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net income as reported	$13,757	$3,022

Stock-based employee compensation expense included in reported net income, net of related income tax effects	772	—

Stock-based employee compensation expense determined under fair-value-based method excluded in reported net income, net of related income tax effects	(772)	(2,159)

Pro-forma net income	$13,757	$863

Earnings per share:
Basic, as reported	$0.31	$0.07

Basic, pro-forma	$0.31	$0.02

Diluted, as reported	$0.31	$0.07

Diluted, pro-forma	$0.31	$0.02

Weighted average shares:
Basic	43,897	43,191

Diluted	45,099	43,191

     A summary of the Company’s stock option activity follows:

		Weighted	Aggregate
	Shares	Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Options outstanding as of October 1, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

Granted	90	$21.09
Cancelled	(18)	24.07
Exercised	(303)	11.07

Options outstanding as of December 31, 2005	4,723	$18.01	$22,729

		Weighted	Aggregate
	Shares	Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Options exercisable as of:

October 1, 2004	3,365	$19.34

October 1, 2005	4,527	$18.12

December 31, 2005	4,470	$18.28	$20,272

     The following table summarizes outstanding stock option information as of December 31, 2005 (shares in thousands):

	Number of			Number of	Weighted
Range of	Shares	Weighted Average	Weighted Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$3.38- $5.07	87	$3.38	0.6	87	$3.38
$5.08- $7.62	263	$6.16	1.2	263	$6.16
$7.63- $11.45	685	$9.57	5.5	521	$9.75
$11.46- $17.19	2,022	$14.46	7.4	2,007	$14.45
$17.20- $25.80	1,051	$24.08	6.2	977	$24.25
$25.81- $38.72	587	$35.17	4.4	587	$35.17
$38.73- $63.88	28	$49.31	4.6	28	$49.31

$3.38- $63.88	4,723	$18.01	6.0	4,470	$18.28
     The Company continues to use the Black-Scholes valuation model to value stock options. The Company used its historical stock prices as the basis for its volatility assumption. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and were based on historical experience.
     The weighted average fair value of options granted per share during the first fiscal quarter of fiscal 2006 and fiscal year 2005 is $10.32 and $5.72, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumption ranges: 51 percent to 85 percent volatility, risk-free interest rates ranging from 2.43 percent to 4.55 percent, expected option life of 3.75 to 5.48 years, and no expected dividends.
     For the three months ended December 31, 2005, the total intrinsic value of stock options exercised was $2.8 million.
     As of December 31, 2005, there was $0.6 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of 1.17 years.
     Employee Stock Purchase Plans: In February 2005, the shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) under which the Company may issue up to 1.2 million shares of its common stock. The terms of the 2005 Purchase Plan allowed for qualified employees to participate in the purchase of the Company’s common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The 2005 Purchase Plan was effective on July 1, 2005 and terminates on June 30, 2010, unless all shares authorized under the 2005 Purchase Plan have been issued prior to that date. No shares have been issued under the 2005 Purchase Plan as the Company had suspended employee stock purchases under this plan as a result of the accounting requirements of SFAS No. 123(R).
     The Board of Directors of the Company amended and reinstated the 2005 Purchase Plan. The 2005 Purchase Plan was amended to allow qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase

Plan. With these amendments, the Company does not expect to record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R).
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level. Upon the adoption of SFAS No. 142, the Company’s goodwill was originally assigned to three reporting units or operations: San Diego, California (“San Diego”), Juarez, Mexico (“Juarez”) and Kelso, Scotland and Maldon, England (“United Kingdom”). As of December 31, 2005, the Company had remaining goodwill of $6.8 million, all of which related to the operations in the United Kingdom.
     The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of fiscal 2005, the Company recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial goodwill impairment associated with the Company’s operations in the United Kingdom and $10.8 million represented a full goodwill impairment associated with the Company’s operations in Juarez.
     In fiscal year 2005, the goodwill impairment of the Company’s United Kingdom operations arose primarily from a medical customer’s expressed intention to transfer future production from the Company’s United Kingdom operations to a lower-cost location by the end of fiscal 2006. The impairment also reflected lowered expectations for the United Kingdom’s electronics manufacturing services industry in general. In fiscal year 2005, the goodwill impairment associated with the Company’s Juarez operations reflected a lowered forecast of near-term profits and cash flows associated with recent operational issues and an anticipated transfer of a customer program to another Plexus manufacturing facility. The fair value of each of the Company’s United Kingdom and Juarez operations was primarily estimated using the present value of expected future cash flows, although market valuations were also utilized. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
     The changes in the carrying amount of goodwill for the fiscal year ended October 1, 2005 and for the three months ended December 31, 2005 for the various business segments are as follows (amounts in thousands):

	United Kingdom	Mexico	Total
Balance as of October 1, 2004	$23,327	$10,852	$34,179
Goodwill impairment	(16,063)	(10,852)	(26,915)
Foreign currency translation adjustment	(269)	—	(269)

Balance as of October 1, 2005	6,995	—	6,995
Foreign currency translation adjustment	(205)	—	(205)

Balance as of December 31, 2005	$6,790	$—	$6,790

NOTE 7 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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

     The Company has aggregated its operating segments into four reportable geographical segments: United States, Asia, Mexico and Europe. As of December 31, 2005, the Company had 18 active manufacturing and/or engineering facilities in the United States, Asia, Mexico and Europe.
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
     Information about the Company’s four operating segments for the three months ended December 31, 2005, and January 1, 2005 were as follows (in thousands):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net sales:

United States	$237,934	$223,026
Asia	58,112	32,842
Mexico	26,143	32,321
Europe	25,707	23,632
Elimination of inter-segment sales	(19,590)	(24,341)

	$328,306	$287,480

Depreciation and amortization:

United States	$2,624	$3,205
Asia	1,126	802
Mexico	298	390
Europe	290	514
Corporate	1,498	1,533

	$5,836	$6,444

Operating income (loss):

United States	$19,286	$14,906
Asia	4,435	90
Mexico	(337)	(1,575)
Europe	2,224	1,234
Corporate and other costs	(11,562)	(11,318)

	$14,046	$3,337

	Three Months Ended
	December 31,	January 1
	2005	2005
Capital expenditures:

United States	$3,023	$772
Asia	4,371	787
Mexico	319	260
Europe	113	1,445
Corporate	1,702	810

	$9,528	$4,074

	December 31,	October 1,
	2005	2005
Total assets:

United States	$265,813	$264,848
Asia	98,811	82,050
Mexico	39,215	40,908
Europe	81,837	81,549
Corporate	142,912	131,113

	$628,588	$600,468

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	December 31,	January 1,
	2005	2005
Net sales:

United States	$237,934	$223,026
Malaysia	46,238	26,588
Mexico	26,143	32,321
United Kingdom	25,707	23,632
China	11,874	6,254
Elimination of inter-segment sales	(19,590)	(24,341)

	$328,306	$287,480

	December 31,	October 1,
	2005	2005
Long-lived assets:

United States	$31,738	$32,912
Malaysia	29,739	22,095
Mexico	3,593	3,571
United Kingdom	17,664	18,410
China	2,067	1,992
Corporate	50,675	51,155

	$135,476	$130,135

     Long-lived assets as of December 31, 2005 and October 1, 2005 exclude other non-operating long-term assets totaling $8.9 million and $8.3 million, respectively.

     Juniper Networks, Inc. (“Juniper”) and General Electric Corp. (“GE”) accounted for 22 percent and 15 percent of net sales, respectively, for the three months ended December 31, 2005. Juniper and GE accounted for 20 percent and 11 percent of net sales, respectively, for the three months ended January 1, 2005. No other customers accounted for 10 percent or more of net sales in either period.
NOTE 8 — GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and includes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. During the three months ended December 31, 2005, the Company incurred nominal warranty activity. As of December 31, 2005, the Company had recorded a $1.0 million warranty liability.
NOTE 9 — CONTINGENCIES
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 10 — RESTRUCTURING AND IMPAIRMENT COSTS
     Fiscal 2005 restructuring and impairment costs: During the first quarter of fiscal 2005, the Company recorded pre-tax restructuring and impairment costs totaling $0.9 million of which $0.8 million was primarily associated with severance related to the planned closure of the Company’s Bothell, Washington (“Bothell”) engineering and manufacturing facility and $0.4 million represented additional impairment on the Company’s closed San Diego facility, partially offset by a $0.3 million reduction in lease obligations for one of the Company’s other closed facilities near Seattle, Washington (“Seattle”).
     During the remainder of fiscal 2005, the Company recorded additional pre-tax restructuring and impairment costs of $38.3 million associated with goodwill impairment, the closure of our Bothell facility, the write-off of the remaining elements of a shop floor data-collection system and other restructuring costs and adjustments to previously recognized restructuring actions. Listed below is a further explanation of these remaining elements of restructuring and impairment costs for fiscal 2005.
     Bothell Facility Closure. During the second and third quarters of fiscal 2005, the Company incurred additional restructuring costs associated with the closure of the Bothell facility. The Company transferred most of the key customer programs from the Bothell facility to other Plexus locations, primarily in the United States. This restructuring reduced the Company’s capacity and affected approximately 160 employees. The Company completed the closure of the Bothell facility during fiscal 2005. In addition to $0.8 million of severance costs recorded in the first quarter, as noted above, the Company incurred additional restructuring and impairment costs associated with the Bothell facility closure of approximately $6.7 million, which consisted of $6.2 million for the facility lease, $0.3 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.
     Shop Floor Data-Collection System Impairment. In the second quarter of fiscal 2005, the Company recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system. The Company had previously recorded a $1.7 million impairment related to the shop floor data-collection system in fiscal 2004 when it determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, the Company extended a maintenance and support agreement for the data-collection system through July 2005 to provide it additional time to evaluate the remaining elements of the system. Based on the Company’s evaluation, it determined that the shop floor data-collection system was impaired. The Company determined that it would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized.
     Goodwill Impairment. In the third quarter of fiscal 2005, the Company recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with operations in the United Kingdom and $10.8 million represented a full impairment of goodwill associated with operations in Juarez. As of December 31, 2005, the United Kingdom operations have remaining goodwill of $6.8 million. (See Note 6 — Goodwill and Other Intangible Assets).
     Other Restructuring Costs. During the second and third quarters of fiscal 2005, the Company also recorded the following other restructuring and impairment costs:
     • $0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility was recorded in the second quarter of fiscal 2005. The Juarez workforce reduction affected approximately 50 employees;
     • $0.3 million for severance associated with the elimination of a corporate executive position was recorded in the third quarter of fiscal 2005;
     • $0.2 million for a planned workforce reduction at the Maldon, England (“Maldon”) facility was recorded in the third quarter of fiscal 2005. As noted above, a significant customer in the United Kingdom intends to transfer future production from the United Kingdom to a lower-cost location by the end of fiscal 2006. As a result, the Company plans to consolidate its Maldon manufacturing operations into Kelso, Scotland and to focus the Maldon facility on fulfillment and service and repair;
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
     The table below summarizes the Company’s accrued restructuring liabilities as of December 31, 2005 (in thousands):

	Employee	Lease Obligations
	Termination and	and Other Exit	Non-cash Asset
	Severance Costs	Costs	Write-downs	Total
Accrued balance, October 1, 2005	$519	$11,503	$—	$12,022
Accretion of lease	—	67	—	67
Amounts utilized	(213)	(1,170)	—	(1,383)

Accrued balance, December 31, 2005	$306	$10,400	$—	$10,706

     As of December 31, 2005, we expect to pay $3.6 million of the remaining severance and lease obligation costs in the next twelve months. The remaining accrued lease obligation costs of $7.1 million are expected to be paid through October 2011.
NOTE 11 — SUBSEQUENT EVENT
     The Company issued a press release on January 25, 2006 and reported net income of $12.6 million, or fully diluted earnings per share of $0.28, for the fiscal first quarter. Subsequently, the Company received $1.2 million in cash for an account receivable that had been fully reserved when the Company issued its January 25, 2006 financial results. As a result of this subsequent event, the Company reduced both its allowance for doubtful accounts and the related bad debt expense by $1.2 million for the three months ended December 31, 2005. As a result, net income increased $1.2 million, or an increase of fully diluted earnings per share of $0.03.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We were required to adopt this statement in the first quarter of our fiscal 2006. Our adoption of SFAS 151 did not have a significant impact on our financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. We were required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006. Our adoption of SFAS No. 153 did not have a significant effect on our financial position, results of operations or cash flows.
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
     In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”). WEEE primarily impacts our operations in the United Kingdom. FSP No 143-1 is effective on the date that the United Kingdom adopts WEEE into law, which is anticipated sometime in fiscal 2006. We are currently assessing the potential impact of FSP No. 143-1 on our financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate” and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effects of facilities closures and restructurings

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of the impact of increased competition

•	other risks detailed below, especially in “Risk Factors”, otherwise in this report, and in our other Securities and Exchange Commission filings.
OVERVIEW
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers, (“OEMs”), and other technology companies in a number of industry sectors that are described in our Form 10-K. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section beginning on page 26.
     Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured products internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the internet. In addition, the federal Food and Drug Administration’s approval of new medical devices can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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

EXECUTIVE SUMMARY
     Net sales for the first quarter of fiscal 2006 increased by $40.8 million, or 14.2 percent, over the comparable prior year period to $328.3 million. Net income for the first quarter of fiscal 2006 increased to $13.8 million from $3.0 million, and fully diluted earnings per share increased to $0.31 from $0.07. Net income for the first quarter of fiscal 2006 included approximately $0.8 million, equivalent to $0.02 per fully diluted share, for our initial recognition of equity-based incentive compensation expense under Statement of Financial Accounting Standards No. 123 (R), “Shared-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). (See Note 5 in Notes to Condensed Consolidated Financial Statements). Net income for the first quarter of fiscal 2005 included approximately $0.8 million, or $0.02 per fully diluted share, of restructuring and impairment costs.
     Net income for the first quarter of fiscal 2006 benefited from higher net sales and operational improvements, discussed more fully below, and the absence of restructuring and impairment costs as well as from a lower effective tax rate: the tax rate in the current quarter was 2 percent versus an 8 percent effective tax rate in the comparable prior year period. The lower current rate reflects increased income in tax jurisdictions where we currently do not pay tax: Asia and the United States. We enjoy tax holidays in both Malaysia and China, which extend through 2014 and 2013, respectively. In the United States, we have the benefit of the carryforward of net operating losses (NOLs) incurred in prior years to offset current taxable income. For the rest of fiscal 2006, we currently expect the effective tax rate to not exceed 2 percent.
     Earnings benefited from higher net sales and the attendant improvements in productivity within each operating segment:
•	United States: Net sales for the first quarter of fiscal 2006 increased $14.9 million, or 6.7 percent, over the prior year period to $237.9 million. Growth in the United States was moderated by the closure in the prior year of the Bothell, Washington (“Bothell”) site for manufacturing and engineering, which was primarily oriented to serving customers in the Medical sector, as not all programs were transitioned to other Plexus’ sites. Additionally, certain programs were transferred from various other sites in the United States to lower-cost sites in Asia. Operating income in the United States improved primarily as a result of higher revenues and operational efficiencies.

•	Asia: Net sales in the first quarter of fiscal 2006 increased $25.3 million, or 77 percent, over the prior year to $58.1 million. As a result of the higher net sales and the absence of the start-up costs incurred in the prior year period at a new facility in Penang, Malaysia, operating income improved from essentially a breakeven in the prior year to $4.4 million. We continue to expand our capabilities in Asia, and additional infrastructure costs for Information Technology and business development have, and will, moderate growth in operating profit in this segment.

•	Mexico: Net sales in the first quarter of fiscal 2006 of $26.1 million were $6.2 million, or 19 percent, lower than in the prior year period mainly as a result of the transfer of certain medical programs to sites in the United States; the operating loss in this segment was moderated to ($0.3) million from the prior year’s loss of ($1.6 million), which included a net unfavorable adjustment of $0.9 million arising from certain inventory material control issues.

•	Europe: Net sales in this segment increased $2.1 million, or 9 percent, due to a ramp to volume production for a new program and improved net sales in a Defense sector program that had been reduced in the prior year period to help rebalance that customer’s inventory position. Overall net sales increased despite the absence in the current quarter of any significant revenues from a medical customer pending resolution of a formal investigation of that customer by a regulatory agency in the United Kingdom. Operating income improved by nearly $1 million to $2.2 million on higher revenues and improved productivity.
     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in our operating segments in the United States and Asia. Net sales to GE, a significant customer, occur in our operating segments in the United States, Asia, and Mexico. See Note 7 in Notes to

Condensed Consolidated Financial Statements for certain financial information regarding our operating segments, including a detail of net sales by operating segment.
     Our financial goals for the current fiscal year are to build on the prior year’s achievements and to focus on attaining industry-leading organic net sales growth and further improvements in operating income. We recently reaffirmed our previously announced net sales growth target for full fiscal 2006 of approximately 15 percent to 18 percent over fiscal 2005. Based on customer indications of expected demand and management estimates of new program wins, we currently expect second fiscal quarter 2006 net sales to be in the range of $330 million to $345 million; however, results will ultimately depend upon the actual level of customer orders. Assuming that net sales are in that range, we would currently expect to earn between $0.31 to $0.36 per fully diluted share, excluding any restructuring or impairment costs.
     Our primary financial metric for measuring financial performance is after-tax return on capital employed (ROCE), which we currently anticipate will exceed our estimated 15 percent weighted average cost of capital in fiscal 2006. We expect to achieve this improved metric by further expansion of operating margins and continued focus on improving working capital management to increase capital employed turnover. We define ROCE as operating income, excluding unusual charges, divided by average capital employed, which is equity plus debt less cash.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 31,	January 1,
	2005	2005	Increase
Net Sales	$328.3	$287.5	$40.8	14%
     Our net sales increase of 14 percent reflected increased demand in most sectors, but particularly in the wireline/networking and industrial/commercial sectors, where there were program wins from both new and existing customers.
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the first fiscal quarter of 2006 and 2005 were as follows:

	Three months ended
	December 31,	January 1,
	2005	2005
Juniper	22%	20%
GE	15%	11%
Top 10 customers	61%	60%
     Sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demands and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.

     Our net sales by industry sector for the indicated periods were as follows:

	Three months ended
	December 31,	January 1,
Sector	2005	2005
Wireline/Networking	42%	39%
Wireless Infrastructure	8%	11%
Medical	28%	31%
Industrial/Commercial	17%	14%
Defense/Security/Aerospace	5%	5%
     The net sales growth in the wireline/networking sector was primarily associated with Juniper, our largest customer. Net sales growth in the industrial/commercial sectors was due to increased sales volumes with three customers. In the remaining sectors, net sales in dollars were essentially flat with the prior year period.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 31,	January 1,
	2005	2005	Increase
Gross Profit	$31.3	$22.3	$9.0	40%
Gross Margin	9.5%	7.8%
     The improvement in gross profit was primarily due to higher net sales and improved operating performance in each of our operating segments arising primarily from lean manufacturing and other cost-reduction initiatives. In the first quarter of fiscal 2005, gross profits and gross margin improvements were moderated by the following factors:
•	manufacturing inefficiencies and material control issues in our Juarez facility

•	start-up costs at a new facility in Penang, Malaysia which commenced manufacturing activities in the first quarter of fiscal 2005.
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
     Operating expenses. Selling and administrative expenses for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 31,	January 1,
	2005	2005	Decrease
Selling and administrative expense (S&A)	$17.2	$18.1	($0.9)	(5%)
Percent of net sales	5.2%	6.3%

     The dollar decrease in S&A was due to a combination of factors including; a decrease in bad debt expense of $0.6 million (see Note 11 in Notes to Condensed Consolidated Financial Statements), reduced spending on our internal and external resources to comply with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by our initial recognition of stock-based compensation expense under SFAS No. 123(R) of approximately $0.6 million in the first quarter of fiscal 2006. The significant reduction in S&A as a percent of net sales was primarily due to the 14 percent increase in net sales over the comparable prior year period.
     The Compensation Committee of Plexus’ Board of Directors has typically awarded stock options at its meeting in May, which action would increase the expense for share-based compensation in the fiscal third and fourth quarters of fiscal 2006.
     Restructuring Actions: In the first quarter of fiscal 2006, we did not incur any restructuring charges. In the first quarter of fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $0.9 million of which $0.8 million was primarily associated with severance related to the planned closure of our Bothell engineering and manufacturing facility and $0.4 million represented additional impairment on our closed San Diego facility, partially offset by a $0.3 million reduction in lease obligations for one of our other closed facilities near Seattle, Washington (“Seattle”).
     Pre-tax restructuring charges for the indicated periods are summarized as follows (in thousands):

	Three months ended
	December 31,	January 1,
	2005	2005
Severance costs	$—	$732
Lease exit costs and other	—	28
Adjustment to asset impairment arising from the sublease of a closed facility	—	432
Adjustment to lease exit costs arising from a sublease of a closed facility	—	(308)

Total restructuring costs	$—	$884

     During the remainder of fiscal 2005, we recorded additional pre-tax restructuring and impairment costs of $38.3 million associated with goodwill impairment, the closure of our Bothell facility, the write-off of the remaining elements of a shop floor data-collection system and other restructuring costs and adjustments to previously recognized restructuring actions.
     As of December 31, 2005, we have a remaining restructuring liability of approximately $10.7 million, of which $3.6 million is expected to be paid in next twelve months. The remaining $7.1 million is expected to be paid through October 2011. See Note 10 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring and impairment costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 31,	January 1,
	2005	2005
Income tax expense	$0.3	$0.3
Effective tax rate	2%	8%
     The reduction in our effective tax rate in the first quarter of fiscal 2006, compared to the prior year period, was due to increased profits in Asia, where we currently enjoy tax holidays, and in the United States where the carry-forward of NOLs, and the establishment in fiscal 2004 of a full-valuation allowance on deferred tax assets, result in no tax provision on U.S. income.

     In addition, U.S. GAAP requires us to periodically review our historical and projected levels of profitability in the United States, and we may be required to reinstate the then-remaining deferred tax asset by crediting the then-remaining valuation allowance to the tax provision, which would create a one-time beneficial impact on our effective tax rate. Once the U.S. valuation allowance is reversed, our effective tax rate is expected to increase.
     In July 2005, the Finance Act (the “Finance Act”) was enacted in the United Kingdom. The Finance Act limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to a subsidiary in the United Kingdom, which is affected by the Finance Act. The Finance Act is effective for interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For the first quarter of fiscal 2006, we revised the estimated effect of the Finance Act on our United Kingdom interest deductions to approximately half of the interest expense recorded. This revision was based on continued discussions with the tax authorities in the United Kingdom. In fiscal 2005, we had provided income tax expense for the anticipated full effect of the Finance Act on the non-deductibility of this interest expense.
     In October 2004, the American Jobs Creation Act (the “Jobs Act”) was enacted in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. We may elect to apply this provision to qualifying earnings repatriations made in fiscal 2006. During the first quarter of fiscal 2006 and fiscal 2005, we did not repatriate any qualified earnings pursuant to the Jobs Act. We have determined that $15 million to $30 million of existing foreign earnings will meet the requirements of the Jobs Act. We are currently evaluating the repatriation of earnings in the amounts ranging from $0 to $15 million and currently estimate that a repatriation of earnings in this range would result in income tax of up to approximately $0.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $17.4 million for the first quarter of fiscal 2006, compared to cash flows used in operating activities of $4.5 million for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, cash flows provided by operating activities were primarily provided by increased accounts payable, as a result of improved vendor terms, and earnings (after adjusting for the non-cash effects of depreciation and amortization expense); these positive cash flow effects were offset, in part, by higher accounts receivable and inventory in support of anticipated higher net sales in the next fiscal quarter.
     As of December 31, 2005, days sales outstanding in accounts receivable were 50 days, the same as the 50 days sales outstanding as of October 1, 2005.
     Our inventory turns increased to 6.5 turns for the first quarter of fiscal 2006 from 6.4 turns for fiscal 2005.
     Investing Activities. Cash flows used in investing activities totaled $9.5 million for the first quarter of fiscal 2006 and were for additions to property, plant and equipment, primarily in our Asian operations as we continue to expand in that region. See Note 7 in Notes to the Condensed Consolidated Financial Statements for further information regarding our first quarter capital expenditures by operating segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2006 to be in the range of $30 million to $35 million, of which $9.5 million were made during the first quarter of fiscal 2006.
     Financing Activities. Cash flows provided by financing activities totaled $4.0 million for the first fiscal quarter of fiscal 2006, which primarily represented the proceeds from the exercise of stock options and the net proceeds from borrowings and repayments on debt and capital lease obligations.
     Our secured revolving credit facility, as amended (the “Secured Credit Facility”), allows us to borrow up to $150 million from a group of banks. Borrowing under the Secured Credit Facility may be either through revolving or swing loans or letters of credit. The Secured Credit Facility is secured by substantially all of our domestic working capital assets and a pledge of 65 percent of the stock of each of our foreign subsidiaries. Interest on borrowings varies with our total leverage ratio, as defined in our credit agreement, and begins at the Prime rate (as defined) or LIBOR plus 1.5 percent. We also are required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. The Secured Credit Facility matures on October 31, 2007 and includes certain financial covenants customary in agreements of this type. These covenants include a minimum adjusted EBITDA, maximum outstanding borrowings (not to exceed 2.5 times adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the agreement. The Secured Credit Facility includes a definition of adjusted EBITDA to exclude any impairment charges that may arise from time to time in our assessment of our goodwill. We are allowed to repurchase common shares and pay cash dividends as long as we remain in compliance with the various covenants.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Secured Credit Facility, and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2006. Although our net sales growth anticipated for fiscal 2006 will increase our working capital needs, we currently do not anticipate having to use our Secured Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We, therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Payments Due by Fiscal Period
		Remaining in			2011 and
Contractual Obligations	Total	2006	2007-2008	2009-2010	thereafter
Current Portion of Long-Term Debt Obligations	$1,033	$1,033	$—	$—	$—
Capital Lease Obligations	37,108	2,208	6,096	6,411	22,393
Operating Lease Obligations (1)	61,476	9,940	19,724	12,977	18,835
Purchase Obligations (2)	193,008	188,467	4,541	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	5,749	483	1,145	1,235	2,886
Other Long-Term Liabilities not on the Balance Sheet (4)	1,733	473	1,260	—	—

Total Contractual Cash Obligations	$300,107	$202,604	$32,766	$20,623	$44,114

(1)	— As of December 31, 2005, operating lease obligations include future payments related to accrued lease costs attendant various restructurings. The remaining fiscal 2006 payments include $3.6 million related to accrued lease costs, which are included in accrued other liabilities on the balance sheet. Fiscal 2007 payments and beyond include $7.1 million, which are included in other long-term liabilities on the balance sheet.

(2)	— As of December 31, 2005, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)	— As of December 31, 2005, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former and current executive officers and other key employees and accrued lease costs attendant various restructurings. Fiscal 2007 payments and beyond exclude $7.1 million associated with accrued lease costs attendant various restructurings due to the inclusion of such payments in the operating lease obligation category of the above table as noted in footnote (1).

(4)	— As of December 31, 2005, other long-term obligations not on the balance sheet consist of a salary commitment to an executive officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2005 Report on Form 10-K. During the first quarter of fiscal 2006, there were no material changes to these policies. Our more critical accounting policies are as follows:
     Stock Based Compensation — Effective October 2, 2005, we adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis. We continue to use the Black-Scholes valuation model to value stock options.
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
     Intangible Assets — Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually, with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred.
     We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit’s carrying amount, including goodwill, to a reporting unit’s estimated fair market value, which is primarily estimated using the present value of expected future cash flows, although market valuations may also be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment, if any. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.
     Revenue — Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
     Restructuring Costs — From fiscal 2002 through fiscal 2005, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3 and for leased facilities that were abandoned and subleased. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of December 31, 2005, we have one significant Seattle facility remaining which has not yet been subleased. If we were able to sublease the remaining Seattle facility, we would record an adjustment to restructuring costs.
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
     Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in fiscal 2004, we may be able to utilize these deferred income tax assets to offset future taxable income in the U.S. as was the case in the first quarter of fiscal 2006.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 12 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.

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
     Sales to our largest customer for the first quarter of fiscal 2006 represented 22 percent of our net sales, while net sales to our largest customer in the first quarter of fiscal 2005 represented 20 percent of net sales. One other customer for the first quarter of fiscal 2006 and fiscal 2005 represented 15 percent and 11 percent of our net sales, respectively. We had no other customers that represented 10 percent or more of net sales in either of the periods. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 61 percent and 60 percent of our net sales for the first quarter of fiscal 2006 and fiscal 2005, respectively. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business, such as the fiscal 2005 goodwill impairment associated with our operations in the United Kingdom that resulted from a significant customer’s announced intention to transfer future production from our United Kingdom facility to a lower-cost location.

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
Failure to manage growth and contraction, if any, may seriously harm our business.
     Due to continued sales growth in the first quarter of fiscal 2006, we needed additional employees and production equipment to meet incremental demand. In fiscal 2004, we began the expansion of our operations in Penang, Malaysia and added many employees, principally in Asia. These actions resulted in additional costs to support our growth. We are currently evaluating further expansion alternatives in Asia. If we are unable to effectively manage the growth currently anticipated for the remainder of fiscal 2006, our operating results could be adversely affected.
     Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create challenges. We must determine whether facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to later market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell facility and the related reduction in the number of employees, can affect our expenses and, therefore, our short-term and long-term results.
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
     We have expanded our presence in Malaysia and may further expand our operations thereby establishing or acquiring other facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our operations involves numerous business risks, including:
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
     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of December 31, 2005, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years with Malaysia and China in fiscal 2006; however, the conversion timetable and project scope for our remaining sites is subject to change based upon our evolving needs.
     As of December 31, 2005, overall ERP investments included in net property, plant and equipment totaled $21.5 million and we anticipate incurring approximately $4.2 million of capital expenditures for the common ERP platform for the remainder of fiscal 2006. Changes in our technology needs may affect the utility of our common ERP platform and require additional expenditures in the future.
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
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross margins and operating margins. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, or when we transfer programs. Customer needs, capacity utilization rates and/or increased demand may require that we expand certain facilities, or seek larger facilities in fiscal 2006, or future years. We are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
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
     Our medical device business, which represented approximately 28 percent of our net sales for the first quarter of fiscal 2006, is subject to substantial government regulation, primarily from the federal FDA and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     In addition, our customers’ failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our sales to those customers.
     In addition, there are two European Union (“EU”) directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, lead being the restricted substance most relevant to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts indicate that similar legislation in the U.S. and Asia will eventually follow.
     The second EU directive is the Waste Electrical and Electronic Equipment directive, now effective, under which a manufacturer or importer is required, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.
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
     Concerns relating to avian flu are currently focused on Asia; however, avian flu or other outbreaks of disease or epidemics could similarly affect our other facilities. These health-related factors could also affect our suppliers and lead to a shortage of components. They could also lead to a reduction in end-customer demand.
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
     Although we have previously grown through acquisitions, our current focus is on pursuing organic growth opportunities. If we were to pursue future growth through acquisitions, however, this would involve significant risks that could have a material adverse effect on us. These risks include:
     Operating risks, such as the:
•	inability to integrate successfully our acquired operations’ businesses and personnel

•	inability to realize anticipated synergies, economies of scale or other value

•	difficulties in scaling up production and coordinating management of operations at new sites

•	strain placed on our personnel, systems and resources

•	possible modification or termination of an acquired business’s customer programs, including cancellation of current or anticipated programs

•	loss of key employees of acquired businesses.
     Financial risks, such as the:
•	use of cash resources, or incurrence of additional debt and related interest expenses

•	dilutive effect of the issuance of additional equity securities

•	inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins at acquired entities to our desired levels

•	incurrence of large write-offs or write-downs

•	impairment of goodwill and other intangible assets

•	unforeseen liabilities of the acquired businesses.
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
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated new rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers. Compliance with these new rules has increased our legal and accounting costs, most significantly in fiscal 2005, which was our first year of compliance. We expect our compliance costs to continue; however, absent significant changes in related rules (which we cannot assure), we anticipate these costs to be lower in fiscal 2006 and beyond as we become more efficient in our compliance processes.
If we reach other than an affirmative conclusion on the adequacy of our internal control over financial reporting as required by the Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
     As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on both management’s assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting.
     In fiscal 2006, we will continue a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if we and/or our independent registered public accounting firm determines that there are material weaknesses regarding the design or operating effectiveness of our internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

The price of our common stock has been and may continue to be volatile.
     Our stock price has fluctuated in recent periods. The price of our common stock may fluctuate in response to a number of events and factors relating to us, our competitors and the market for our services, many of which are beyond our control.
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
     Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of December 31, 2005, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	December 31, 2005	January 1, 2005
Net Sales	8%	8%
Total Costs	13%	13%
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
     Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in the first quarter of fiscal 2006 and fiscal 2005, respectively.

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
     Internal Control Over Financial Reporting: During the first quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors.
     The Company does not become subject to this item until after filing its Annual Report on Form 10-K for fiscal 2006. However, see “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, beginning on page 26, which is incorporated by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following table provides the specified information about the repurchases of shares by the Company during the first quarter of fiscal 2006.

			Total number	Maximum number of
			of shares purchased	shares that may
		Average	as part of publicly	yet be purchased
	Total number	price paid	announced plans or	under the plans or
Period	of shares purchased	per share	programs	programs*

October 2 to October 31, 2005	—	$—	—

November 1 to November 30, 2005	7,126	20.34	—

December 1 to December 31, 2005	—	—	—

Total	7,126	$20.34	—	6,000,000

*	At period end. Plexus has a common stock buyback program that permits it to acquire up to 6.0 million shares for an amount not to exceed $25.0 million. To date, no shares have been repurchased.
     The shares repurchased above, were existing employee owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s stock option plans. The “price” used for these purposes is the deemed market value of those shares.
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

2/9/06	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

2/9/06	/s/ F. Gordon Bitter

Date	F. Gordon Bitter
Vice President and
Chief Financial Officer