Form 10-Q
period 2006-04-01
PLEXUS CORP
filed 2006-05-09
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter ended April 1, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-14824
PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin	39-1344447
(State of Incorporation)	(IRS Employer Identification No.)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(Address of principal executive offices)(Zip Code)
Telephone Number (920) 722-3451
( Registrant’s telephone number, including Area Code)
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
     As of May 3, 2006, there were 45,747,333 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	$337,911	$305,486	$666,217	$592,966
Cost of sales	300,870	279,941	597,901	545,126

Gross profit	37,041	25,545	68,316	47,840

Operating expenses:
Selling and administrative expenses	19,301	19,243	36,530	37,317
Restructuring and asset impairment costs	—	10,634	—	11,518

	19,301	29,877	36,530	48,835

Operating income (loss)	17,740	(4,332)	31,786	(995)

Other income (expense):
Interest expense	(1,001)	(891)	(1,831)	(1,762)
Interest income	1,453	521	2,573	1,004
Miscellaneous income (expense)	345	(145)	19	191

Income (loss) before income taxes	18,537	(4,847)	32,547	(1,562)

Income tax expense (benefit)	—	(388)	253	(125)

Net income (loss)	$18,537	$(4,459)	$32,294	$(1,437)

Earnings per share:
Basic	$0.42	$(0.10)	$0.73	$(0.03)

Diluted	$0.40	$(0.10)	$0.71	$(0.03)

Weighted average shares outstanding:
Basic	44,633	43,315	44,265	43,252

Diluted	46,347	43,315	45,760	43,252

Comprehensive income (loss):
Net income (loss)	$18,537	$(4,459)	$32,294	$(1,437)
Foreign currency translation adjustments	1,912	(2,982)	743	1,314

Comprehensive income (loss)	$20,449	$(7,441)	$33,037	$(123)

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 1,	October 1,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$124,673	$98,727
Short-term investments	25,000	10,000
Accounts receivable, net of allowance of $1,300 and $3,000, respectively	176,259	167,345
Inventories	207,905	180,098
Deferred income taxes	64	127
Prepaid expenses and other	6,788	5,693

Total current assets	540,689	461,990

Property, plant and equipment, net	130,617	123,140
Goodwill	6,859	6,995
Other	8,958	8,343

Total assets	$687,123	$600,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,553	$770
Accounts payable	191,903	159,068
Customer deposits	10,129	7,707
Accrued liabilities:
Salaries and wages	24,677	24,052
Other	29,984	31,001

Total current liabilities	258,246	222,598

Long-term debt and capital lease obligations, net of current portion	21,623	22,310
Other liabilities	12,625	13,499
Deferred income taxes	1,518	2,046

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 45,170 and 43,752 shares issued and outstanding, respectively	452	438
Additional paid-in capital	293,464	273,419
Retained earnings	91,137	58,843
Accumulated other comprehensive income	8,058	7,315

	393,111	340,015

Total liabilities and shareholders’ equity	$687,123	$600,468

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities
Net income (loss)	$32,294	$(1,437)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,493	12,435
Non-cash asset impairments	—	4,292
Deferred income taxes, net	465	405
Stock based compensation expense	1,005	—
Changes in assets and liabilities:
Accounts receivable	(8,589)	(22,222)
Inventories	(27,358)	2,029
Prepaid expenses and other	(1,681)	(2,959)
Accounts payable	35,415	8,817
Customer deposits	2,408	(675)
Accrued liabilities and other	(2,021)	(1,389)

Cash flows provided by (used in) operating activities	43,431	(704)

Cash flows from investing activities
Purchases of short-term investments	(22,500)	—
Sales of short-term investments	7,500	4,005
Payments for property, plant and equipment	(21,453)	(8,601)
Proceeds from sales of property, plant and equipment	129	—

Cash flows used in investing activities	(36,324)	(4,596)

Cash flows from financing activities
Proceeds from debt	1,292	15,000
Payments on debt and capital lease obligations	(1,093)	(16,645)
Proceeds from stock options exercised	18,869	214
Income tax benefit from stock options exercised	184	—
Issuances of common stock under Employee Stock Purchase Plan	—	1,218

Cash flows provided by (used in) financing activities	19,252	(213)

Effect of foreign currency translation on cash and cash equivalents	(413)	708

Net increase (decrease) in cash and cash equivalents	25,946	(4,805)
Cash and cash equivalents:
Beginning of period	98,727	40,924

End of period	$124,673	$36,119

See notes to condensed consolidated financial statements.

PLEXUS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 1, 2006
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of April 1, 2006 and the results of operations for the three and six months ended April 1, 2006, and the three and six months ended April 2, 2005 and its cash flows for the same six month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. The Company also has adopted a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 weekly period. The accounting periods for the second quarter of fiscal 2006 and 2005 each included 91 days. The accounting periods for the six months ended April 1, 2006 and April 2, 2005, included 182 and 184 days, respectively.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	April 1,	October 1,
	2006	2005
Raw materials	$142,575	$116,466
Work-in-process	31,462	30,282
Finished goods	33,868	33,350

	$207,905	$180,098

NOTE 3 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The Company is a party to a secured revolving credit facility (as amended, the “Secured Credit Facility”) with a group of banks that allows the Company to borrow up to $150 million and expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of April 1, 2006, the Company had no borrowings outstanding under the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s domestic working capital assets and a pledge of 65 percent of the stock of the Company’s foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed 2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee and amortization of deferred origination fees totaled approximately $0.3 million and $0.6 million for the three and six months ended April 1, 2006, respectively, and $0.3 million and $0.6 million for the three and six months ended April 2, 2005, respectively.
NOTE 4 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Basic and Diluted Earnings Per Share:
Net income (loss)	$18,537	$(4,459)	$32,294	$(1,437)

Basic weighted average common shares outstanding	44,633	43,315	44,265	43,252
Dilutive effect of stock options	1,714	—	1,495	—

Diluted weighted average shares outstanding	46,347	43,315	45,760	43,252

Earnings per share:
Basic	$0.42	$(0.10)	$0.73	$(0.03)

Diluted	$0.40	$(0.10)	$0.71	$(0.03)

     For the three and six months ended April 1, 2006, stock options to purchase approximately 0.6 million and 1.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.
     For both the three and six months ended April 2, 2005, stock options to purchase approximately 4.7 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because there was a net loss in each period, and therefore their effect would be anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis.
     Stock Option Plans: The Company’s shareholders have approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is a stock-based incentive plan for the Company and includes provisions by which the Company’s Compensation Committee of the Board of Directors may grant stock-based awards to directors, executive officers and other officers and key employees. The Compensation Committee of the Board of Directors may establish the terms and vesting periods of the stock options, as well as accelerate the vesting of stock options. Unless otherwise directed by the Compensation Committee, stock options vest over a three-year period from the date of grant and have a term of ten years.
     The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares. Under the 2005 Plan, the Company granted options to purchase 0.8 million shares of the Company’s common stock from the approval date of the 2005 Plan through April 1, 2006.

     As a result of the adoption of SFAS No. 123(R), the Company recognized $0.2 million and $1.0 million of compensation expense associated with stock options for the three and six months ended April 1, 2006. The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock-based compensation for the three and six months ended April 2, 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net income (loss) as reported	$18,537	$(4,459)	$32,294	$(1,437)

Stock-based employee compensation expense included in reported net income (loss), net of related income tax effects	191	—	963	—

Stock-based employee compensation expense determined under fair value based method excluded in reported net income (loss), net of related income tax effects	(191)	(782)	(963)	(2,941)

Pro forma net income (loss)	$18,537	$(5,241)	$32,294	$(4,378)

Earnings per share:
Basic, as reported	$0.42	$(0.10)	$0.73	$(0.03)

Basic, pro forma	$0.42	$(0.12)	$0.73	$(0.10)

Diluted, as reported	$0.40	$(0.10)	$0.71	$(0.03)

Diluted, pro forma	$0.40	$(0.12)	$0.71	$(0.10)

Weighted average shares:
Basic	44,633	43,315	44,265	43,252

Diluted	46,347	43,315	45,760	43,252

     A summary of the Company’s stock option activity follows:

		Weighted
		Average	Aggregate
	Shares	Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Options outstanding as of October 1, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

Granted	91	$21.17
Cancelled	(26)	25.74
Exercised	(1,431)	13.43

Options outstanding as of April 1, 2006	3,588	$19.22	$64,933

		Weighted
		Average	Aggregate
	Shares	Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Options exercisable as of:
October 1, 2004	3,365	$19.34

October 1, 2005	4,527	$18.12

April 1, 2006	3,498	$19.19	$63,431

     The following table summarizes outstanding stock option information as of April 1, 2006 (shares in thousands):

	Number of			Number of	Weighted
Range of	Shares	Weighted Average	Weighted Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 3.38 - $ 5.07	30	$3.38	0.4	30	$3.38
$ 5.08 - $ 7.62	152	$6.16	1.0	152	$6.16
$ 7.63 - $11.45	488	$9.53	5.4	487	$9.53
$11.46 - $17.19	1,439	$14.42	7.4	1,424	$14.41
$17.20 - $25.80	895	$24.10	6.0	821	$24.30
$25.81 - $38.72	557	$35.27	4.1	557	$35.27
$38.73 - $63.88	27	$49.69	4.3	27	$49.69

$ 3.38 - $63.88	3,588	$19.22	5.9	3,498	$19.19
     The Company continues to use the Black-Scholes valuation model to value stock options. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option lives represent the period of time that the options granted are expected to be outstanding and were based on historical experience.
     The weighted average fair value of options granted per share for the three and six months ended April 1, 2006 are $18.22 and $21.17, respectively. The weighted average fair value of options granted per share for the three and six months ended April 2, 2005 are $6.46 and $9.73, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method based on the assumption ranges below:

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Expected life (years)	3.75 – 5.48	5.08 – 9.10	3.75 – 5.48	5.08 – 9.10
Risk-free interest rate	2.43 – 4.84%	2.43 - 4.51%	2.43 – 4.84%	2.43 - 4.51%
Weighted average volatility	51 - 85%	60 – 85%	51 – 85%	60 – 85%
Dividend yield	—	—	—	—
     For the three and six months ended April 1, 2006, the total intrinsic value of stock options exercised was $19.5 million and $22.3 million, respectively.
     As of April 1, 2006, there were $0.4 million of unrecognized compensation costs related to non-vested stock options that is expected to be recognized over a weighted average period of 1.18 years.
     Employee Stock Purchase Plans: The Company’s shareholders have also approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) under which the Company may issue up to 1.2 million shares of its common stock. The terms of the 2005 Purchase Plan allowed for qualified employees to participate in the purchase of the Company’s common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The 2005 Purchase Plan was effective on July 1, 2005 and terminates on June 30, 2010, unless all shares authorized under the 2005 Purchase Plan have been issued prior to that date. No shares have been issued under the 2005 Purchase Plan as the Company had suspended employee stock purchases under this plan as a result of the accounting requirements of SFAS No. 123(R).
     The Board of Directors of the Company amended the 2005 Purchase Plan to allow qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company does not expect to record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R).
NOTE 6 — INCOME TAXES
     Income taxes for the three and six months ended April 1, 2006 were $0 and $0.3 million, respectively. The effective tax rates for the three and six months ended April 1, 2006 were 0 percent and 1 percent, respectively. Income taxes for the three and six months ended April 2, 2005 were $(0.3) million and $(0.1) million, respectively. The effective tax rate for both the three and six months ended April 2, 2005 was 8 percent. The reduction in our effective tax rate for the three and six months ended April 1, 2006, compared to the three and six months ended April 2, 2005, was due to increased profits in Asia, where we currently enjoy tax holidays, and in the United States where the carry-forward of NOLs, and the establishment in fiscal 2004 of a full-valuation allowance on deferred tax assets, result in no tax provision on U.S. income. During the three months ended April 1, 2006, we received a favorable result of a tax audit in the United Kingdom which lowered our effective tax rate to 0 percent and 1 percent for the three and six months ended April 1, 2006, respectively. This favorable result is expected to reduce our annual effective tax rate from 1.8 percent to 1.2 percent for fiscal year 2006.
     In addition, U.S. GAAP requires us to periodically review our historical and projected levels of profitability in the United States, and we may be required to reduce the valuation allowance by crediting the tax provision for a portion of the remaining valuation allowance, which would have a beneficial impact on our effective tax rate. Once the U.S. valuation allowance is reversed, our effective tax rate is expected to increase. We estimate that our normalized world-wide effective tax rate for fiscal 2006 without this valuation allowance would be approximately 25 percent.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level. Upon the adoption of SFAS No. 142, the Company’s goodwill was originally assigned to three reporting units or operations: San Diego, California (“San Diego”), Juarez, Mexico (“Juarez”) and Kelso, Scotland and Maldon, England (“United Kingdom”). As of April 1, 2006, the Company had remaining goodwill of $6.9 million, all of which related to the operations in the United Kingdom.
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
     In fiscal year 2005, the goodwill impairment of the Company’s United Kingdom operations arose primarily from a medical customer’s expressed intention to transfer future production from the Company’s United Kingdom operations to a lower-cost location by the end of fiscal 2006. The impairment also reflected lowered expectations for the United Kingdom’s electronics manufacturing services industry in general. Also in fiscal year 2005, the goodwill impairment associated with the Company’s Juarez operations reflected a lowered forecast of near-term profits and cash flows associated with recent operational issues and an anticipated transfer of a customer program to another Plexus manufacturing facility. The fair value of each of the Company’s United Kingdom and Juarez operations was primarily estimated using the present value of expected future cash flows, although market valuations were also utilized. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
     The changes in the carrying amount of goodwill for the fiscal year ended October 1, 2005 and for the six months ended April 1, 2006 for the various business segments are as follows (in thousands):

	United Kingdom	Mexico	Total

Balance as of October 1, 2004	$23,327	$10,852	$34,179
Goodwill impairment	(16,063)	(10,852)	(26,915)
Foreign currency translation adjustment	(269)	—	(269)

Balance as of October 1, 2005	6,995	—	6,995
Foreign currency translation adjustment	(136)	—	(136)

Balance as of April 1, 2006	$6,859	$—	$6,859

NOTE 8 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
     The Company has aggregated its operating locations into four reportable geographical segments: United States, Asia, Mexico and Europe. As of April 1, 2006, the Company had 18 active manufacturing and/or engineering facilities in the United States, Asia, Mexico and Europe.
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

     Information about the Company’s four operating segments for the three and six months ended April 1, 2006 and April 2, 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales:

United States	$242,281	$231,442	$480,215	$454,468
Asia	64,972	34,675	123,084	67,517
Mexico	24,757	29,703	50,900	62,024
Europe	22,673	29,740	48,380	53,372
Elimination of inter-segment sales	(16,772)	(20,074)	(36,362)	(44,415)

	$337,911	$305,486	$666,217	$592,966

Depreciation and Amortization:

United States	$2,353	$2,757	$4,977	$5,962
Asia	1,398	814	2,524	1,616
Mexico	308	316	606	706
Europe	251	558	541	1,072
Corporate	1,347	1,546	2,845	3,079

	$5,657	$5,991	$11,493	$12,435

Operating income (loss):

United States	$23,941	$15,788	$43,227	$30,694
Asia	5,376	672	9,811	762
Mexico	(541)	(1,014)	(878)	(2,589)
Europe	1,372	1,721	3,596	2,955
Corporate and other costs	(12,408)	(21,499)	(23,970)	(32,817)

	$17,740	$(4,332)	$31,786	$(995)

Capital Expenditures:

United States	$4,515	$1,987	$7,538	$2,759
Asia	6,658	1,695	11,029	2,482
Mexico	229	262	548	522
Europe	37	83	150	1,528
Corporate	486	563	2,188	1,310

	$11,925	$4,590	$21,453	$8,601

	April 1,	October 1,
	2006	2005
Total assets:

United States	$276,467	$264,848
Asia	117,950	82,050
Mexico	41,291	40,908
Europe	82,421	81,549
Corporate	168,994	131,113

	$687,123	$600,468

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Six Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales:

United States	$242,281	$231,442	$480,215	$454,468
Malaysia	52,286	27,402	98,524	53,990
Mexico	24,757	29,703	50,900	62,024
United Kingdom	22,673	29,740	48,380	53,372
China	12,686	7,273	24,560	13,527
Elimination of inter-segment sales	(16,772)	(20,074)	(36,362)	(44,415)

	$337,911	$305,486	$666,217	$592,966

	April 1,	October 1,
	2006	2005
Long-lived assets:

United States	$32,815	$32,912
Malaysia	31,605	22,095
Mexico	3,513	3,571
United Kingdom	17,750	18,410
China	2,000	1,992
Corporate	49,793	51,155

	$137,476	$130,135

     Long-lived assets as of April 1, 2006 and October 1, 2005 exclude other non-operating long-term assets totaling $9.0 million and $8.3 million, respectively.
     Juniper Networks, Inc. (“Juniper”) accounted for 20 percent and 21 percent of net sales for the three and six months ended April 1, 2006, respectively. In addition, General Electric Corp. (“GE”) accounted for 11 percent and 13 percent of net sales for the three and six months ended April 1, 2006, respectively. Juniper accounted for 20 percent of net sales for both the three and six months ended April 2, 2005. In addition, GE accounted for 10 percent of sales for the six months ended April 2, 2005. No other customers accounted for 10 percent or more of net sales in either periods for both fiscal 2006 and 2005.
NOTE 9 — GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide from such indemnities, and seeks indemnification from its customers for, damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company for them. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty components, design defects or damage caused by any party other than the Company.
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. During the six months ended April 1, 2006, the Company incurred nominal warranty activity. As of April 1, 2006, the Company had a $1.0 million accrued warranty liability.
NOTE 10 — CONTINGENCIES
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 11 — RESTRUCTURING AND IMPAIRMENT COSTS
     Fiscal 2006 restructuring and impairment costs: For the three and six months ended April 1, 2006, the Company recorded pre-tax restructuring costs of $0.4 million related to severance for its facilities in Juarez and the United Kingdom. The Juarez and United Kingdom workforce reductions affected approximately 90 employees. These restructuring costs were offset by a $0.2 million reduction in lease obligations attendant the sub-lease of one of the Company’s previously closed facilities near Seattle, Washington (“Seattle”), and favorable adjustments of $0.2 million related to other restructuring accruals.
     Fiscal 2005 restructuring and impairment costs: For the six months ended April 2, 2005, the Company recorded pre-tax restructuring and impairment costs totaling $11.5 million, of which $10.6 million and $0.9 million was recorded in the second quarter and first quarter of fiscal 2005, respectively. The detail of these costs is listed below:
     Bothell Facility Closure. During the second quarter of fiscal 2005, the Company incurred $6.7 million of additional restructuring costs associated with the closure of the Company’s Bothell, Washington (“Bothell”) engineering and manufacturing facility. These costs consisted of $6.2 million for the facility lease, $0.4 million for additional severance in the form of retention bonuses and $0.1 million for other closure costs. During the first quarter of fiscal 2005, the Company had incurred $0.8 million primarily associated with severance related to the closure of Bothell. This restructuring reduced the Company’s capacity and affected approximately 160 employees. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.

     Shop Floor Data-Collection System Impairment. During the second quarter of fiscal 2005, the Company recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system. The Company had previously recorded a $1.7 million impairment related to the shop floor data-collection system in the fourth quarter of fiscal 2004 when it determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, the Company extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of the system. Based on the Company’s evaluation, it was determined that the shop floor data-collection system was impaired. The Company determined that it would abandon deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized.
     Other Restructuring Costs. During the second quarter of fiscal 2005, the Company also recorded the following restructuring and impairment costs:
•	$0.5 million which consisted of $0.4 million associated with a workforce reduction and $0.1 million in asset impairments in the Juarez facility. The Juarez workforce reduction affected approximately 50 employees.

•	$0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah, Wisconsin (“Neenah”). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, during the second quarter of fiscal 2005, the Company reactivated use of the warehouse.
     During the first quarter of fiscal 2005, the Company also recorded the following restructuring and impairment costs:
•	$0.4 million for additional impairment on the Company’s closed San Diego facility.

•	$0.3 million reduction in lease obligations for one of the Company’s closed facilities near Seattle.
     The table below summarizes the Company’s accrued restructuring liabilities as of April 1, 2006 (in thousands):

	Employee
	Termination	Lease Obligations
	and Severance	and Other Exit
	Costs	Costs	Total

Accrued balance, October 1, 2005	$519	$11,503	$12,022
Accretion of lease	—	133	133
Adjustment to provisions	264	(264)	—
Amounts utilized	(683)	(2,896)	(3,579)

Accrued balance, April 1, 2006	$100	$8,476	$8,576

     As of April 1, 2006, we expect to pay $0.1 million of the remaining severance liability and $2.6 million of the lease obligation liability in the next twelve months. The remaining accrued lease obligation costs of $5.9 million are expected to be paid through October 2011.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, FASB issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are presently reviewing this legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom, to determine the impacts on our consolidated results of operations and financial position.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
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
OVERVIEW
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers, (“OEMs”), and other technology companies in a number of industry sectors that are described in our Form 10-K. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section beginning on page 27.
     Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured products internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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
EXECUTIVE SUMMARY
     Net sales for the three months ended April 1, 2006 increased by $32.4 million, or 10.6 percent, over the comparable prior-year period to $337.9 million. Net income for the second quarter of fiscal 2006 was a record $18.5 million, and diluted earnings per share were $0.40, which compared favorably to a net loss of $4.5 million, or $(0.10) per diluted share, in the second quarter of last year. The prior-year period included $10.6 million ($9.8 million after-tax) of restructuring and asset impairment charges, the equivalent of $0.22 per diluted share.
     Net sales for the six months ended April 1, 2006 increased by $73.3 million, or 12.4 percent over the comparable prior-year period to $666.2 million. Net income for the six months ended April 1, 2006 was $32.3 million and diluted earnings per share were $0.71, which compared favorably to a net loss of $1.4 million, or $(0.03) per diluted share, in the comparable period last year. The prior year period included $11.5 million ($10.6 million after-tax) of restructuring and asset impairment charges, the equivalent of $0.24 per diluted share.
     Earnings in both the three and six months ended April 1, 2006 benefited not only from the absence of restructuring and asset impairment charges in the current period, but also from continued operational improvements, discussed more fully below, as well as a lower effective tax rate than in the prior-year periods.
     Gross margins were 11.0 percent for the three months ended April 1, 2006, which compared favorably to 8.4 percent in the prior-year period. Gross margins were 10.3 percent for the six months ended April 1, 2006 as compared to 8.1 percent in the prior-year period. Gross margins in both current-year periods benefited from the operating leverage gained on incremental revenues attained on a relatively fixed manufacturing cost structure, a favorable change in the customer mix, the continued application of “lean” manufacturing practices to enhance operational effectiveness, as well as the absence in the current-year periods of losses associated with the start-up of a second manufacturing facility in Penang, Malaysia (“Penang”) which commenced early in fiscal 2005.
     Selling and administrative expenses of $19.3 million for the three months ended April 1, 2006 remained essentially unchanged from the comparable prior-year period, although the categories of spending differed between the two periods. The current period had lower bad debt expense and lower audit and consultant fees, but increased accruals for variable incentive compensation compared to the prior-year period. There was no equity-based compensation expense in the prior-year period, and only $0.2 million in the current period. For the six months ended April 1, 2006, selling and administrative expenses declined by approximately $0.8 million, to $36.5 million for the same reasons noted above.
     A further discussion of the fiscal second quarter’s financial performance by operating segment is presented below:
•	United States: Net sales for the three months ended April 1, 2006 increased $10.8 million, or 5 percent, over the comparable prior-year period to $242.3 million. Growth was moderated by the closure in the prior year of the Bothell, Washington (“Bothell”) manufacturing and engineering sites as not all of the programs, principally medical sector-focused, were transitioned to other Plexus sites. Additionally, certain other programs, or significant components of those other programs, were transferred to lower-cost sites in Asia.

•	Asia: Net sales for the three months ended April 1, 2006 increased $30.3 million, or 87 percent, over the prior-year second quarter to $65 million as sites in this low-cost region became an increasingly important source for Printed Circuit Board Assemblies (PCBA’s). Operating income improved from a modest profit of $0.7 million for the three months ended April 2, 2005 to $5.4 million for the three months ended April 1, 2006. Earnings benefited from the incremental volume and the turnaround from a loss to a profit at our second site in Penang which began production in the first quarter of fiscal 2005.

•	Mexico: Net sales declined by $4.9 million, or 17 percent, to $24.8 million for the three months ended April 1, 2006. The decline in revenues was principally related to the decision of a medical customer to transfer production back to a Plexus site located in the United States. Despite lower revenues in the current period, the operating loss decreased by $0.5 million to $0.5 million for the three months ended April 1, 2006 as a result of both improved material control and reduced manufacturing fixed expense following a reduction in the local workforce during the second quarter of fiscal 2006.

•	Europe: Net sales declined by $7.1 million, or nearly 24 percent, to $22.7 million for the three months ended April 1, 2006. The revenue decline was attributable to reduced demand from a medical customer that curtailed demand while considering changes to its fundamental business model in the wake of a regulatory investigation and changes in senior management. Lower earnings were largely related to lower revenues.
     For our significant customers, we generally manufacture product in more than one location. For example, manufacturing for Juniper, our largest customer, occurs in the United States and Asia. Manufacturing for GE, a significant customer, takes place in the United States, Asia, and Mexico. See Note 8 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our operating segments, including a detail of net sales by operating segment.
     The effective income tax rate for the three and six months ended April 1, 2006 was 0 percent and 1 percent, respectively, which compared favorably to the 8 percent effective tax rate in the prior year. The low current rate reflects increased income in tax jurisdictions where we currently do not pay tax: Asia and the United States. We enjoy tax holidays in both Malaysia and China, which extend through 2014 and 2013, respectively. In the United States, we have the benefit of the carryforward of net operating losses (NOLs) incurred in prior years to offset current taxable income. The deferred tax asset for these NOL carryforwards is offset by a full valuation allowance. The timing of the reversal of the valuation allowance will be determined by, among other things, the amount of taxable U.S. income and the amount of U.S. tax deductions generated by the exercises of nonqualified stock options and/or disqualifying dispositions of stock received under incentive stock options, which result in tax deductions, but not expense for financial statement purposes.
     We currently expect the annual effective tax rate for fiscal year 2006 to be approximately 1.2 percent. We estimate that our normalized world-wide effective tax rate for fiscal 2006 without this valuation allowance on our U.S. deferred tax assets would be approximately 25 percent.
     Our financial goals for the current fiscal year are to build on the prior year’s achievements and to focus on attaining industry-leading organic net sales growth and further improvements in operating income. We recently announced a revised growth target for net sales for full fiscal year 2006 of approximately 20 percent over fiscal 2005. Based on customer indications of expected demand and management estimates of new program wins, including a new program in our defense/security/aerospace sector, we currently expect net sales for the third fiscal quarter 2006 to be in the range of $390 million to $405 million; however, results will ultimately depend upon the actual level of customer orders. Assuming that net sales are in that range, we would currently expect to earn between $0.50 to $0.55 per diluted share, excluding any restructuring or impairment costs.
     Our primary financial metric for measuring financial performance is after-tax return on capital employed (ROCE), which we anticipate will exceed our estimated 15 percent weighted average cost of capital in fiscal 2006. We expect to achieve this improved metric through further expansion of operating margins and continued focus on improving working capital management to increase capital employed turnover. We define after-tax ROCE as tax-effected operating income, excluding unusual charges, divided by average capital employed, which is equity plus debt, less cash. Annualized after-tax ROCE for the fiscal second quarter was 26.9 percent, a substantial improvement over the 21.4 percent achieved in the fiscal first quarter.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Six months ended		Variance
	April 1,	April 2,	Increase/		April 1,	April 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Net sales	$337.9	$305.5	$32.4	11%	$666.2	$593.0	$73.3	12%
     The dollar increase in net sales for both the three and six months ended April 1, 2006, primarily reflects increased demand in the wireline/networking, wireless infrastructure, industrial/commercial and defense/security

/aerospace sectors. The net sales growth in the wireline/networking sector was associated with increased demand from several of our customers, including our largest customer, Juniper. The net sales growth in the wireless infrastructure was the result of the addition of a significant new customer in this sector. The net sales growth in the industrial/commercial sector was also related to increased demand from several existing customers, including GE. Finally, the net sales growth in the defense/security/aerospace sector was driven by the addition of a new customer, which is expected to become a significant customer in the second half of the fiscal year. This new customer in the defense/security/aerospace sector represents a significant initial opportunity; the degree to which this customer relationship, as with all new customers, matures into a long-term relationship is not yet certain.
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three months ended		Six months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Juniper Networks	20%	20%	21%	20%
General Electric Corp.	11%	*	13%	10%
Top 10 customers	58%	59%	59%	59%

*	Represents less than 10 percent of net sales
     Since filing our preliminary second quarter financial results on Form 8-K dated April 27, 2006, we have reclassified one customer from the wireline/networking sector to the wireless infrastructure sector. Our revised net sales by industry sector for the indicated periods were as follows:

	Three months ended		Six months ended
	April 1,	April 2,	April 1,	April 2,
Industry	2006	2005	2006	2005
Wireline/Networking	37%	37%	38%	38%
Wireless Infrastructure	11%	11%	11%	11%
Medical	26%	30%	28%	31%
Industrial/Commercial	20%	17%	18%	16%
Defense/Security/Aerospace	6%	5%	5%	4%
     Sales to our customers may vary from time to time depending on the size and timing of customer program commencement, termination, delays, modifications and transitions. We remain dependent on continued sales to our significant customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific sector becomes larger relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Six months ended		Variance
	April 1,	April 2,	Increase/		April 1,	April 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Gross Profit	$37.0	$25.5	$11.5	45%	$68.3	$47.8	$20.5	43%
Gross Margin	11.0%	8.4%			10.3%	8.1%
     For the three months ended April 1, 2006, gross profit and gross margin improvements were primarily due to increased net sales, a favorable change in the customer mix, a higher proportion of revenue derived from value- added labor and improved operating performances at several manufacturing locations. For the three months ended April 2, 2005, gross profit and gross margin improvements were moderated by manufacturing inefficiencies at certain of our sites, plus losses of $0.4 million related to the start-up of a new facility in Penang, which commenced manufacturing activities in the first quarter of fiscal 2005.
     For the six months ended April 1, 2006, improved gross profit and gross margin were primarily due to increased net sales, a favorable change in the customer mix and improved operating performances at several manufacturing locations. For the six months ended April 2, 2005, the gross profit and gross margin were unfavorably impacted by manufacturing inefficiencies at certain of our sites: $0.9 million of net inventory adjustments at our Juarez, Mexico (“Juarez”) facility due to the loss of inventory from theft and other causes, $0.9 million of start-up costs at a new facility in Penang, and only a nominal profit at our Bothell site due to transition expenses and manufacturing inefficiencies related to the phase-out of that facility.
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
     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Six months ended		Variance
	April 1,	April 2,	Increase/		April 1,	April 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Sales and administrative expense (S&A)	$19.3	$19.2	$0.1	0.3%	$36.5	$37.3	$(0.8)	(2.1)%
Percent of net sales	5.7%	6.3%			5.5%	6.3%
     The dollar increase in S&A for the three months ended April 1, 2006 was due to a number of factors: an increase in compensation expense related to our variable incentive plan and the recognition of stock option expense under SFAS No. 123(R). These increases were partially offset by a reduction in the amount of bad debt expense recognized in the current period as well as reduced spending on resources to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The reduction in S&A as a percentage of net sales is a result of the increased net sales in the three months ended April 1, 2006 as compared to the prior year period.
     The dollar reduction in S&A for the six months ended April 1, 2006 was also due to a reduction in the amount of bad debt recognized in the current period and reduced spending on resources to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These reductions were offset by an increase in compensation expense related to our variable incentive plan and the recognition of stock option expense under SFAS No. 123(R). The reduction in S&A as a percentage of net sales is a result of the increased net sales in the six months ended April 1, 2006 as compared to the prior year period, as well as the lower total S&A expenses for the current period.
     The Compensation Committee of the Plexus’ Board of Directors has typically awarded stock options at its meeting in May; such action would increase the expense for share-based compensation in the fiscal third and fourth quarters of fiscal 2006. We currently estimate equity-based compensation expense to impact net income by $0.02 and $0.03 per diluted share for the third and fourth quarters of fiscal 2006, respectively.
     Restructuring Actions: In the three and six months ended April 1, 2006, we did not incur any additional net restructuring charges. We did, however incur pre-tax restructuring costs of $0.4 million related to severance in our facilities in Juarez and the United Kingdom. The Juarez and United Kingdom workforce reductions affected approximately 90 employees. These restructuring costs were offset by a $0.2 million reduction in lease obligations at one the Company’s closed facilities near Seattle, Washington (“Seattle”) and favorable adjustments of $0.2 million related to other restructuring accruals.
     For the six months ended April 2, 2005, we recorded pre-tax restructuring and impairment costs totaling $11.5 million, of which $10.6 million was recorded in the three months ended April 2, 2005. Our restructuring activities and costs in the first six months of 2005 included the following: $7.5 million associated with the lease obligation and severance related to the planned closure of our Bothell engineering and manufacturing facility; $3.8 million related to the impairment of the remaining elements of a shop floor data-collection system; $0.4 million related to a workforce reduction of approximately 50 employees in our Juarez facility; $0.1 million of asset impairments at the Juarez facility; $0.4 of additional impairment on our closed San Diego facility. These costs were offset by reductions to accrued lease obligations of $0.4 million for a warehouse located in Neenah, Wisconsin, which was reactivated, and $0.3 million for one of our closed facilities near Seattle, which was subleased.
     Pre-tax restructuring charges for the indicated periods are summarized as follows (dollars in millions):

	Three months ended		Six months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Lease exit costs and other	$—	$6.4	$—	$6.4
Asset impairments	—	3.9	—	3.9
Severance costs	0.4	0.8	0.4	1.5
Adjustments to lease exit costs	(0.4)	(0.4)	(0.4)	(0.7)
Adjustments to asset impairment	—	(0.1)	—	0.4
Adjustment to severance	—	—	—	—

	$—	$10.6	$—	$11.5

     As of April 1, 2006, we have a remaining restructuring liability of approximately $8.6 million, of which $2.7 million is expected to be paid in the next twelve months. The remaining $5.9 million is expected to be paid through October 2011. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring and impairment costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended		Six months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Income tax expense (benefit)	$—	$(0.4)	$0.3	$(0.1)
Effective annual tax rate	—%	8%	1%	8%
     The reduction in our effective tax rate for the three and six months ended April 1, 2006, compared to the three and six months ended April 2, 2005, was due to increased profits in Asia, where we currently enjoy tax holidays, and in the United States where the carry-forward of NOLs, and the establishment in fiscal 2004 of a full-valuation allowance on deferred tax assets, result in no tax provision on U.S. income. During the three months ended April 1, 2006, we received a favorable result of a tax audit in the United Kingdom which lowered our effective tax rate to 0 percent and 1 percent for the three and six months ended April 1, 2006, respectively. This favorable result is expected to reduce our annual effective tax rate from 1.8 percent to 1.2 percent for fiscal year 2006.
     In addition, U.S. GAAP requires us to periodically review our historical and projected levels of profitability in the United States, and we may be required to reduce the valuation allowance by crediting the tax provision for a portion of the remaining valuation allowance, which would have a beneficial impact on our effective tax rate. Once the U.S. valuation allowance is reversed, our effective tax rate is expected to increase. We estimate that our normalized world-wide effective tax rate for fiscal 2006 without this valuation allowance would be approximately 25 percent.
     In July 2005, the Finance Act (the “Finance Act”) was enacted in the United Kingdom. The Finance Act limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to a subsidiary in the United Kingdom, which is affected by the Finance Act. The Finance Act affects interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For the three and six months ended April 1, 2006, we revised the estimated effect of the Finance Act on our United Kingdom interest deductions to approximately half of the interest expense recorded. This revision was based on continued discussions with the tax authorities in the United Kingdom. In fiscal 2005, we had provided income tax expense for the anticipated full effect of the Finance Act on the non-deductibility of this interest expense.
     In October 2004, the American Jobs Creation Act (the “Jobs Act”) was enacted in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. We may elect to apply this provision to qualifying earnings repatriations made in fiscal 2006. During the three and six months ended April 1, 2006 and April 2, 2005, we did not repatriate any qualified earnings pursuant to the Jobs Act. We have determined that $15 million to $30 million of existing foreign earnings meet the requirements of the Jobs Act. We are currently evaluating the repatriation of earnings in the amounts ranging from $0 to $15 million and currently estimate that a repatriation of earnings in this range would result in income tax of up to approximately $0.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $43.4 million for the six months ended April 1, 2006, compared to cash flows used in operating activities of $(0.7) million for the six months ended April 2, 2005. During the six months ended April 1, 2006, cash provided by operating activities was primarily due to higher earnings (after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expense) and increased accounts payable, as a result of negotiating improved vendor terms. These sources of operating cash flows were offset, in part, by increased inventory (inventories increased $27.8 million from October 1, 2005) to support anticipated higher net sales in the next fiscal quarter and increased accounts receivable.
     As of April 1, 2006, annualized days sales outstanding in accounts receivable decreased to 48 days from 50 days sales outstanding as of October 1, 2005. Annualized inventory turns declined to 6.2 turns for the three months ended April 1, 2006 from 6.4 turns for fiscal 2005, primarily to support anticipated increased net sales for the next fiscal quarter.
     Investing Activities. Cash flows used in investing activities totaled $36.3 million for the six months ended April 1, 2006, which represented additions to property, plant and equipment of approximately $21.5 million as well as net purchases of short-term investments of $15.0 million. The additions to property, plant and equipment were primarily for our Asian operations as we continue to expand in that region. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by operating segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2006 to be approximately $40 million to $45 million, of which $21.5 million was made through the six months ended April 1, 2006.
     Financing Activities. Cash flows provided by financing activities totaled $19.3 million for the six months ended April 1, 2006, and primarily represented proceeds from the exercises of stock options.
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
     We believe that our projected cash flows from operations, available cash and short-term investments, the Secured Credit Facility, and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2006. Although our net sales growth anticipated for fiscal 2006 will increase our working capital needs, we currently do not anticipate having to use the Secured Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We anticipate using any earnings to support our business.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations, commercial commitments and off-balance sheet arrangements as of April 1, 2006 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2011 and
	Total	2006	2007-2008	2009-2010	thereafter

Current Portion of Long-Term Debt Obligations	$0.6	$0.6	$—	$—	$—
Capital Lease Obligations	36.4	1.5	6.1	6.4	22.4
Operating Lease Obligations (1)	58.7	6.0	20.1	12.7	19.9
Purchase Obligations (2)	173.2	168.3	4.9	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	5.8	—	1.5	1.2	3.1
Other Long-Term Liabilities not on the Balance Sheet (4)	1.6	0.3	1.3	—	—

Total Contractual Cash Obligations	$276.3	$176.7	$33.9	$20.3	$45.4

(1)-	As of April 1, 2006, operating lease obligations include future payments related to accrued lease costs attendant various restructurings. The remaining fiscal 2006 payments include $1.3 million related to accrued lease costs, which are included in accrued other liabilities on the balance sheet. Fiscal 2007 payments and beyond include $7.2 million, which are included in other long-term liabilities on the balance sheet.

(2)-	As of April 1, 2006, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)-	As of April 1, 2006, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former and current executive officers and other key employees. Other Long-Term Liabilities on the Balance Sheet exclude $5.9 million associated with accrued lease costs attendant various restructurings due to the inclusion of such payments in the operating lease obligation category of the above table as noted in footnote (1).

(4)-	As of April 1, 2006, other long-term obligations not on the balance sheet consist of a salary commitment to an executive officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2005 Report on Form 10-K. During the three and six months ended April 1, 2006, there were no material changes to these policies other than stock-based compensation as noted below. Our more critical accounting policies are as follows:
     Stock-Based Compensation — Effective October 2, 2005, we adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis. We continue to use the Black-Scholes valuation model to value stock options.
     Impairment of Long-Lived Assets — We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions made by management of future results, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reductions in future performance or industry demand and the restructuring of our operations.
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
     Restructuring Costs — From fiscal 2002 through fiscal 2005, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3 and for leased facilities that were abandoned and subleased. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. As of April 1, 2006, we have one significant Seattle facility remaining that was accounted for under EITF 94-3 rules that has not yet been subleased. If we were able to sublease the remaining Seattle facility, we would record an adjustment to restructuring costs.
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
     For leased facilities abandoned and expected to be subleased, a liability is recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property. For contract termination costs, including costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity, a liability for future remaining payments under the contract is recognized and measured at its fair value.
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
     Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in fiscal 2004, we may be able to utilize these deferred income tax assets to offset future taxable income in the U.S. as was the case in both the first and second quarters of fiscal 2006.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 12 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.

RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter, which could negatively impact the price of our common stock.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume of customer orders relative to our capacity

•	the level and timing of customer orders, particularly in light of the fact that some of our customers determine whether or not to release a significant percentage of their orders during the last few weeks of a quarter

•	the typical short life-cycle of our customers’ products

•	market acceptance and demand for our customers’ products

•	customers’ announcements of operating results and business conditions

•	changes in the sales mix to our customers

•	business conditions in our customers’ industries

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in managing manufacturing processes

•	changes in cost and availability of labor and components

•	local and regional events, such as holidays, that may affect our production levels

•	health and disease issues which could affect local, regional or global markets

•	credit ratings and securities analysts’ reports and

•	changes in economic conditions and world events.
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
     Net sales to customers in the wireline/networking sector have increased significantly in absolute dollars, making us more dependent upon the performance of that industry and the economic and business conditions that affect it.
     Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.
The majority of our sales come from a relatively small number of customers, and if we lose any of these customers, our sales and operating results could decline significantly.
     Sales to our largest customer for the three months ended April 1, 2006 and April 2, 2005 represented 20 percent of our net sales for both periods. Sales to our second largest customer for the three months ended April 1, 2006 and April 2, 2005 represented 11 percent and less than 10 percent, respectively. We had no other customers that represented 10 percent or more of net sales in either period. Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 58 percent and 59 percent of our net sales for the three months ended April 1, 2006 and April 2, 2005, respectively. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business, such as the fiscal 2005 goodwill impairment associated with our operations in the United Kingdom that resulted from a significant customer’s announced intention to transfer future production from our United Kingdom facility to a lower-cost location.

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
     Due to continued sales growth in the first and second quarters of fiscal 2006, we needed additional employees and production equipment to meet incremental demand. In fiscal 2004, we began the expansion of our operations in Penang, Malaysia and added many employees, principally in Asia. These actions resulted in additional costs to support our growth. We are currently evaluating further expansion alternatives in Asia. If we are unable to effectively manage the growth currently anticipated for the remainder of fiscal 2006, our operating results could be adversely affected.
     Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create challenges. We must determine whether facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell facility and the related reduction in the number of employees, can affect our expenses and, therefore, our short-term and long-term results.
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
     We have expanded our presence in Malaysia and may further expand our operations there by establishing or acquiring other facilities or by expanding capacity in our current facilities. We may expand in geographical areas in which we currently operate or in new geographical areas within the United States or internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our operations involves numerous business risks, including:
•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value

•	additional fixed costs which may not be fully absorbed by the new business

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial, management, technical and information systems and resources

•	disruption in manufacturing operations

•	incurrence of significant costs and expenses

•	inability to locate sufficient customers or employees to support the expansion.
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
     In fiscal 2005, the Chinese and Malaysian governments revalued their currencies against the U.S. dollar. Both currencies had been relatively fixed to the U.S. dollar for the last several years, but both governments now appear to have adopted policies described as “managed floats” (that is, allowing their currencies to move in a tight range up or down from the previous day’s close). We do not currently “hedge” foreign currencies. As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our financial condition, results of operations and cash flows.
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
     Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.
We invest in technology to support our operations; developments may impair those assets.
     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of April 1, 2006, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years, with Malaysia and China in the balance of fiscal 2006; however, the conversion timetable and project scope for our remaining sites is subject to change based upon our evolving needs.
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
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross margins and operating margins. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, or when we transfer programs between locations. Customer needs, capacity utilization rates and/or increased demand may require that we expand certain facilities, or seek larger facilities in fiscal 2006, or future years. We are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
     Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in the disruption of programs and customer relationships.
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
     Medical — Our medical device business, which represented approximately 26 percent of our net sales for the second quarter of fiscal 2006, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     In addition, our customers’ failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our sales to those customers.
     Defense — In recent periods, our net sales related to the defense/security/aerospace sector have begun to increase, and we expect a significant increase in our activity in this sector for the remainder of fiscal 2006. Companies that design and manufacture for this sector face governmental, security and other requirements that could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. While those arrangements may result in a significant amount of net sales in a short period of time, they may or may not result in continuing long-term relationships.
     Wireline/Wireless — The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term consumer and provider demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.
     European Union — There are two European Union (“EU”) directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS becomes effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, lead being the restricted substance most relevant to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts anticipate that similar legislation in the U.S. and Asia will eventually follow.
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
     We manufacture products to our customers’ specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component defect, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any such costs or required payments to us, and we occasionally incur costs defending claims.
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
     We may be operating at a cost disadvantage compared to manufacturers which have greater direct buying power from component suppliers, distributors and raw material suppliers or which have lower cost structures. As a result, competitors may have a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. Increased competition could result in price reductions, reduced sales and margins or loss of market share.
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
Energy price increases may reduce our profits.
     We use some components made with petroleum-based materials. In addition, we use various energy sources transporting, producing and distributing products. Energy prices have increased significantly and are subject to further volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.
     Energy price increases raise both our material and operating costs. We may not be able to increase our prices enough to offset these increased costs. Increasing our prices also may reduce sales volume and profitability.
Our operations could be negatively affected by an epidemic.
     We have a production facility in Xiamen, China, which is one of the countries that have been most at risk in the recent outbreak of avian flu. We also operate in Malaysia, which is in the area in which avian flu has spread. To the best of our knowledge, concerns about the spread of avian flu have not affected our employees or operations in China or Malaysia, nor have we experienced any disruption in our supply chain as a result of these concerns. However, our production in Asia and elsewhere could be severely impacted by an epidemic spread of avian flu or a similar widespread disease or epidemic. Our facilities could be closed by government authorities, some or all of our workforce could be unavailable due to quarantine, fear of contagion or other factors, and transportation or other elements of the infrastructure could be affected, leading to delays or loss of production.
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
     We maintain a Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million depending upon compliance with related covenants and conditions. However, we cannot be certain that the Secured Credit Facility will provide all of the financing capacity that we will need in the future or that we will be able to amend the Secured Credit Facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
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
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers. Compliance with these new rules has increased our legal and accounting costs, most significantly in fiscal 2005, which was our first year of compliance. We expect our compliance costs to continue; however, absent significant changes in related rules (which we cannot assure), we anticipate these costs to be lower in fiscal 2006 and beyond as we become more efficient in our compliance processes.
If we reach other than an affirmative conclusion on the adequacy of our internal control over financial reporting as required by the Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
     As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on both management’s assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting.
     In fiscal 2006, we are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if we and/or our independent registered public accounting firm determines that there are material weaknesses regarding the design or operating effectiveness of our internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.
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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of April 1, 2006, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended		Six months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net Sales	7%	10%	7%	9%
Total Costs	13%	14%	13%	13%

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
     Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months and six months ended April 1, 2006 and April 2, 2005.
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
     Internal Control Over Financial Reporting: During the second quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     The Company has previously reported a suit against it by Lemelson Medical, Education & Research Foundation Limited Partnership (“Lemelson”) relating to alleged possible infringement of certain Lemelson patents. Lemelson Medical, Education & Research Foundation Limited Partnership vs. Emercon Electric Co., et al., US District Court for the District of Arizona, Case No. CIV00-0660-PHX-HRH. The litigation had been stayed pending the resolution of other related Lemelson litigation, which was ultimately resolved adversely to Lemelson. On February 3, 2006, Lemelson’s lawsuit against the Company was dismissed with prejudice.
ITEM 1A. Risk Factors
     The Company does not become subject to this item until after filing its Annual Report on Form 10-K for fiscal 2006. However, see “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, beginning on page 27, which is incorporated by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 1, 2006.

			Total number	Maximum number of
			of shares purchased	shares that may yet
	Total number	Average	as part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs*

January 1 to January 31, 2006	—	$—	—

February 1 to February 28, 2006	5,840	34.25	—

March 1 to April 1, 2006	—	—	—

Total	5,840	$34.25	—	6,000,000

*	At period end. Plexus has a common stock buyback program that permits it to acquire up to $25.0 million of its common stock. To date, no shares have been repurchased.
     The shares repurchased above, were existing employee-owned Company shares used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s stock option plans. The “price” used for these purposes is the deemed market value of those shares.

ITEM 4. Submission of Matter To a Vote of Security Holders
     At the Company’s annual meeting of shareholders on February 7, 2006, the seven management nominees for re-election as directors were re-elected by the shareholders. The nominees/directors were re-elected with the following votes:

		Authority for
Director’s Name	Authority Granted	Voting Withheld
Ralf R. Böer	38,665,046	923,170
Stephen P. Cortinovis	39,234,195	354,021
David J. Drury	39,342,504	245,712
Dean A. Foate	38,867,681	720,535
Peter Kelly	39,357,720	230,496
John L. Nussbaum	38,822,920	765,296
Thomas J. Prosser	38,732,565	855,651
Charles M. Strother	39,224,982	363,234
     In addition, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2006. The vote on the proposal was as follows:
     For: 39,329,913                     Against: 235,604                     Abstain: 22,699
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

5/9/06	/s/ Dean A. Foate

Date	Dean A. Foate
President and Chief Executive Officer

5/9/06	/s/ F. Gordon Bitter

Date	F. Gordon Bitter
Senior Vice President and
Chief Financial Officer