Form 10-Q
period 2006-07-01
PLEXUS CORP
filed 2006-08-09
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter ended July 1, 2006
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
Yes ☐      No ☑
     As of August 3, 2006, there were 46,204,890 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales	$397,398	$313,709	$1,063,615	$906,675
Cost of sales	351,894	286,572	949,796	831,698

Gross profit	45,504	27,137	113,819	74,977

Operating expenses:
Selling and administrative expenses	21,554	19,298	58,084	56,615
Goodwill impairment costs	—	26,915	—	26,915
Restructuring and asset impairment costs	—	729	—	12,247

	21,554	46,942	58,084	95,777

Operating income (loss)	23,950	(19,805)	55,735	(20,800)

Other income (expense):
Interest expense	(821)	(878)	(2,652)	(2,640)
Interest income	1,654	698	4,226	1,702
Miscellaneous income (expense)	637	(491)	656	(299)

Income (loss) before income taxes	25,420	(20,476)	57,965	(22,037)

Income tax expense	328	1,022	579	897

Net income (loss)	$25,092	$(21,498)	$57,386	$(22,934)

Earnings per share:
Basic	$0.55	$(0.50)	$1.28	$(0.53)

Diluted	$0.53	$(0.50)	$1.24	$(0.53)

Weighted average shares outstanding:
Basic	45,848	43,369	44,793	43,291

Diluted	47,274	43,369	46,391	43,291

Comprehensive income (loss):
Net income (loss)	$25,092	$(21,498)	$57,386	$(22,934)
Foreign currency translation adjustments	1,053	(6,256)	1,796	(4,942)

Comprehensive income (loss)	$26,145	$(27,754)	$59,182	$(27,876)

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 1,	October 1,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$139,750	$98,727
Short-term investments	30,000	10,000
Accounts receivable, net of allowance of $1,100 and $3,000, respectively	218,128	167,345
Inventories	232,824	180,098
Deferred income taxes	58	127
Prepaid expenses and other	6,260	5,693

Total current assets	627,020	461,990

Property, plant and equipment, net	129,755	123,140
Goodwill	7,312	6,995
Other	9,226	8,343
Deferred income taxes	1,725	1,572

Total assets	$775,038	$602,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,245	$770
Accounts payable	230,303	159,068
Customer deposits	5,923	7,707
Accrued liabilities:
Salaries and wages	32,965	24,052
Other	34,458	31,001

Total current liabilities	304,894	222,598

Long-term debt and capital lease obligations, net of current portion	21,666	22,310
Other liabilities	6,770	13,499
Deferred income taxes	4,670	3,618

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,195 and 43,752 shares issued and outstanding, respectively	462	438
Additional paid-in capital	311,236	273,419
Retained earnings	116,229	58,843
Accumulated other comprehensive income	9,111	7,315

	437,038	340,015

Total liabilities and shareholders’ equity	$775,038	$602,040

See notes to condensed consolidated financial statements.

PLEXUS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities
Net income (loss)	$57,386	$(22,934)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	17,189	18,478
Non-cash asset impairments	59	31,217
Deferred income taxes, net	(80)	377
Stock based compensation expense	1,714	—
Changes in assets and liabilities:
Accounts receivable	(49,731)	(22,612)
Inventories	(51,495)	(1,637)
Prepaid expenses and other	(1,433)	(4,167)
Accounts payable	73,387	37,787
Customer deposits	1,000	2,625
Accrued liabilities and other	2,024	(635)

Cash flows provided by operating activities	50,020	38,499

Cash flows from investing activities
Purchases of short-term investments	(30,500)	(1,995)
Sales of short-term investments	10,500	—
Payments for property, plant and equipment	(26,192)	(13,158)
Proceeds from sales of property, plant and equipment	309	—

Cash flows used in investing activities	(45,883)	(15,153)

Cash flows from financing activities
Proceeds from debt	1,292	15,000
Payments on debt and capital lease obligations	(1,692)	(17,261)
Proceeds from stock options exercised	35,625	985
Income tax benefit from stock options exercised	363	—
Issuances of common stock under Employee Stock Purchase Plan	138	2,237

Cash flows provided by financing activities	35,726	961

Effect of foreign currency translation on cash and cash equivalents	1,160	(1,006)

Net increase in cash and cash equivalents	41,023	23,301
Cash and cash equivalents:
Beginning of period	98,727	40,924

End of period	$139,750	$64,225

See notes to condensed consolidated financial statements.

PLEXUS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 1, 2006
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission. In the opinion of the Company, the financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the financial position of the Company as of July 1, 2006 and the results of operations for the three and nine months ended July 1, 2006 and July 2, 2005, and its cash flows for the same nine month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. The Company also has adopted a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 weekly period. The accounting periods for the third quarter of fiscal 2006 and 2005 each included 91 days. The accounting periods for the nine months ended July 1, 2006 and July 2, 2005, included 273 days and 275 days, respectively.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	July 1,	October 1,
	2006	2005
Raw materials	$167,144	$116,466
Work-in-process	34,726	30,282
Finished goods	30,954	33,350

	$232,824	$180,098

NOTE 3 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     The Company is a party to a secured revolving credit facility (as amended, the “Secured Credit Facility”) with a group of banks that allows the Company to borrow up to $150 million and expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of July 1, 2006, the Company had no borrowings outstanding under the Secured Credit Facility. The Secured Credit Facility is secured by substantially all of the Company’s domestic working capital assets and a pledge of 65 percent of the stock of the Company’s foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed 2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee and amortization of deferred origination fees totaled approximately $0.3 million and $0.9 million for the three and nine months ended July 1, 2006, respectively, and $0.3 million and $0.9 million for the three and nine months ended July 2, 2005, respectively.
NOTE 4 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Basic and Diluted Earnings Per Share:
Net income (loss)	$25,092	$(21,498)	$57,386	$(22,934)

Basic weighted average common shares outstanding	45,848	43,369	44,793	43,291
Dilutive effect of stock options	1,426	—	1,598	—

Diluted weighted average shares outstanding	47,274	43,369	46,391	43,291

Earnings per share:
Basic	$0.55	$(0.50)	$1.28	$(0.53)

Diluted	$0.53	$(0.50)	$1.24	$(0.53)

     For the three and nine months ended July 1, 2006, stock options to purchase approximately 0.4 million and 0.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.
     For both the three and nine months ended July 2, 2005, stock options to purchase approximately 5.2 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because there was a net loss in each period, and therefore their effect would be anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis.
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
     The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares. Under the 2005 Plan, the Company granted options to purchase 1.5 million shares of the Company’s common stock from the approval date of the 2005 Plan through July 1, 2006.

     As a result of the adoption of SFAS No. 123(R), the Company recognized $0.7 million and $1.7 million of compensation expense associated with stock options for the three and nine months ended July 1, 2006, respectively. The following presents pro-forma net income and per share data as if a fair-value-based method had been used to account for stock-based compensation for the three and nine months ended July 2, 2005 (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	July 2,	July 2,
	2005	2005
Net income (loss) as reported	$(21,498)	$(22,934)

Stock-based employee compensation expense included in reported net income (loss), net of related income tax effects	—	—

Stock-based employee compensation expense determined under fair value based method excluded in reported net income (loss), net of related income tax effects	(9,487)	(12,428)

Pro forma net income (loss)	$(30,985)	$(35,362)

Earnings per share:
Basic, as reported	$(0.50)	$(0.53)

Basic, pro forma	$(0.71)	$(0.82)

Diluted, as reported	$(0.50)	$(0.53)

Diluted, pro forma	$(0.71)	$(0.82)

Weighted average shares:
Basic	43,369	43,291

Diluted	43,369	43,291

     A summary of the Company’s stock option activity follows:

		Weighted
		Average	Aggregate
	Shares	Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)
Options outstanding as of October 1, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

Granted	810	$40.11
Cancelled	(28)	24.17
Exercised	(2,460)	14.70

Options outstanding as of July 1, 2006	3,276	$25.20	$30,262

		Weighted Average	Aggregate
	Shares	Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)
Options exercisable as of:
October 1, 2004	3,365	$19.34

October 1, 2005	4,527	$18.12

July 1, 2006	2,508	$20.33	$35,364

     The following table summarizes outstanding stock option information as of July 1, 2006 (shares in thousands):

	Number of			Number of	Weighted
Range of	Shares	Weighted Average	Weighted Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 3.38- $ 5.07	3	$3.38	0.1	3	$3.38
$ 5.08- $ 7.62	77	$6.16	0.7	77	$6.16
$ 7.63- $11.45	303	$9.47	5.1	303	$9.47
$11.46- $17.19	1,009	$14.42	7.2	999	$14.41
$17.20- $25.80	654	$23.92	5.9	615	$24.06
$25.81- $38.72	485	$35.39	3.9	484	$35.38
$38.73- $63.88	745	$42.75	9.7	27	$49.69

$3.38- $63.88	3,276	$25.20	6.6	2,508	$20.33
     The Company continues to use the Black-Scholes valuation model to value stock options. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant and with a term consistent with the expected option lives. The expected option lives represent the period of time that the options granted are expected to be outstanding and were based on historical experience.
     The weighted average fair value per share of options granted for the three and nine months ended July 1, 2006 are $21.32 and $20.10, respectively. The weighted average fair value per share of options granted for the three and nine months ended July 2, 2005 are $5.43 and $5.68, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method based on the assumption ranges below:

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Expected life (years)	3.75 – 5.48	3.75 – 9.10	3.75 – 5.48	3.75 – 9.10
Risk-free interest rate	2.43 – 5.00%	2.43 – 4.51%	2.43 – 5.00%	2.43 – 4.51%
Weighted average volatility	51 – 81%	51 – 85%	51 – 85%	51 – 85%
Dividend yield	—	—	—	—
     For the three and nine months ended July 1, 2006, the total intrinsic value of stock options exercised was $28.2 million and $50.5 million, respectively.
     As of July 1, 2006, there was $15.0 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.8 years.

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
     The Board of Directors of the Company amended the 2005 Purchase Plan to allow qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company does not expect to record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R). The Company has issued 4,226 shares under the 2005 Purchase Plan during the three months and nine months ended July 1, 2006.
NOTE 6 — INCOME TAXES
     Income taxes for the three and nine months ended July 1, 2006 were $0.3 million and $0.6 million, respectively. The effective tax rates for the three and nine months ended July 1, 2006 were 1.3 percent and 1.0 percent, respectively. Income taxes for the three and nine months ended July 2, 2005 were $1.0 million and $0.9 million, respectively. The effective tax rate for the three and nine months ended July 2, 2005 was (5.0) percent and (4.0) percent, respectively. The reduction in our effective tax rate for the three and nine months ended July 1, 2006, compared to the three and nine months ended July 2, 2005, was due to increased profits in Asia, where we currently enjoy tax holidays, and in the United States where the carry-forward of net operating losses (“NOLs”), and the establishment in fiscal 2004 of a full-valuation allowance on deferred tax assets, result in no tax provision on U.S. income. As of July 1, 2006, the Company had a $44.3 million valuation allowance on U.S. deferred tax assets.
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
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective October 1, 2002. Under SFAS No. 142, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level. Upon the adoption of SFAS No. 142, the Company’s goodwill was originally assigned to three reporting units or operations: San Diego, California (“San Diego”), Juarez, Mexico (“Juarez”) and Kelso, Scotland and Maldon, England (“United Kingdom”). As of July 1, 2006, the Company had remaining goodwill of $7.3 million, all of which related to the operations in the United Kingdom.
     The Company is required to perform goodwill impairment tests at least on an annual basis, for which the Company selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s fiscal 2006 annual impairment test did not result in any further impairment of the remaining goodwill in the United Kingdom. The fair value of the Company’s United Kingdom operations was primarily estimated using the present value of expected future cash flows. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
     In the third quarter of fiscal 2005, the Company recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with the Company’s operations in the United Kingdom and $10.8 million represented a complete impairment of goodwill associated with the Company’s operations in Juarez.

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
     The changes in the carrying amount of goodwill for the fiscal year ended October 1, 2005 and for the nine months ended July 1, 2006 for the various business segments are as follows (in thousands):

	United
	Kingdom	Mexico	Total
Balance as of October 1, 2004	$23,327	$10,852	$34,179
Goodwill impairment	(16,063)	(10,852)	(26,915)
Foreign currency translation adjustment	(269)	—	(269)

Balance as of October 1, 2005	6,995	—	6,995
Foreign currency translation adjustment	317	—	317

Balance as of July 1, 2006	$7,312	$—	$7,312

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
     The Company has aggregated its operating locations into four reportable geographical segments: United States, Asia, Mexico and Europe. As of July 1, 2006, the Company had 18 active manufacturing and/or engineering facilities in the United States, Asia, Mexico and Europe.
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, other income (loss), and income tax expense. Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.

     Information about the Company’s four operating segments for the three and nine months ended July 1, 2006 and July 2, 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
United States	$294,567	$230,980	$774,782	$685,448
Asia	89,565	44,300	212,649	111,817
Mexico	16,940	32,010	67,840	94,034
Europe	22,970	25,905	71,350	79,277
Elimination of inter-segment sales	(26,644)	(19,486)	(63,006)	(63,901)

	$397,398	$313,709	$1,063,615	$906,675

Depreciation and Amortization:
United States	$2,341	$2,737	$7,318	$8,699
Asia	1,454	903	3,978	2,519
Mexico	311	334	917	1,040
Europe	249	478	790	1,550
Corporate	1,341	1,591	4,186	4,670

	$5,696	$6,043	$17,189	$18,478

Operating income (loss):
United States	$31,259	$16,383	$74,486	$47,077
Asia	7,952	2,729	17,763	3,491
Mexico	(1,521)	46	(2,399)	(2,543)
Europe	1,679	1,829	5,275	4,784
Corporate and other costs	(15,419)	(40,792)	(39,390)	(73,609)

	$23,950	$(19,805)	$55,735	$(20,800)

Capital Expenditures:
United States	$1,903	$3,452	$9,441	$6,211
Asia	1,916	467	12,945	2,949
Mexico	237	79	785	601
Europe	53	139	203	1,667
Corporate	630	420	2,818	1,730

	$4,739	$4,557	$26,192	$13,158

	July 1,	October 1,
	2006	2005
Total assets:
United States	$336,029	$264,848
Asia	145,123	82,050
Mexico	33,028	40,908
Europe	89,522	81,549
Corporate	171,336	132,685

	$775,038	$602,040

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Nine Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net sales:
United States	$294,567	$230,980	$774,782	$685,448
Malaysia	75,021	34,557	173,545	88,547
Mexico	16,940	32,010	67,840	94,034
United Kingdom	22,970	25,905	71,350	79,277
China	14,544	9,743	39,104	23,270
Elimination of inter-segment sales	(26,644)	(19,486)	(63,006)	(63,901)

	$397,398	$313,709	$1,063,615	$906,675

	July 1,	October 1,
	2006	2005
Long-lived assets:
United States	$31,676	$32,912
Malaysia	32,362	22,095
Mexico	3,366	3,571
United Kingdom	18,819	18,410
China	1,865	1,992
Corporate	48,979	51,155

	$137,067	$130,135

     Long-lived assets as of July 1, 2006 and October 1, 2005 exclude other non-operating long-term assets totaling $11.0 million and $9.9 million, respectively.
     Juniper Networks, Inc. (“Juniper”) accounted for 19 percent and 20 percent of net sales for the three and nine months ended July 1, 2006, respectively. In addition, General Electric Corp. (“GE”) accounted for 11 percent and 12 percent of net sales for the three and nine months ended July 1, 2006, respectively. Also, an unnamed defense customer accounted for 10 percent of net sales for the three months ended July 1, 2006. Juniper accounted for 20 percent of net sales for both the three and nine months ended July 2, 2005. In addition, GE accounted for 12 percent and 11 percent of sales for the three and nine months ended July 2, 2005, respectively. No other customers accounted for 10 percent or more of net sales in either periods for both fiscal 2006 and 2005.
NOTE 9 — GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’

customers against damages or liabilities arising out of the Company’s negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. During the nine months ended July 1, 2006, the Company incurred nominal warranty activity. As of July 1, 2006, the Company had a $1.0 million accrued warranty liability.
NOTE 10 — CONTINGENCIES
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
NOTE 11 — RESTRUCTURING AND IMPAIRMENT COSTS
     Fiscal 2006 restructuring and asset impairment costs: For the three and nine months ended July 1, 2006, the Company recorded pre-tax restructuring and asset impairment costs of $0.6 million and $1.0 million, respectively, related to the decision to close its Maldon, England (“Maldon”) facility and to reduce the workforce in Juarez. For the three and nine months ended July 1, 2006, these restructuring costs were offset by reductions in lease obligations of $0.6 and $0.8 million, respectively, as a result of the Company entering into lease termination or sublease agreements for three of its previously closed facilities in the Bothell and Seattle, Washington area, as well as favorable adjustments of $0.2 million for the nine months ended July 1, 2006, related to other restructuring accruals. The details of these fiscal 2006 restructuring actions are listed below:
     Maldon Facility Closure: The Company announced its decision to close its Maldon facility. For the three months ended July 1, 2006, the Company recorded $0.5 million for severance and asset impairments related to the closure of the Maldon facility. This restructuring affected 77 employees. The Company expects to incur an additional $0.5 million for retention and other costs when the Maldon facility closes by the end of March 2007.
     Maldon Facility Conversion: In the third quarter of fiscal 2005, the Company announced a planned workforce reduction at the Maldon facility as the Company decided to convert this manufacturing facility to a fulfillment, service and repair facility. As a result of this planned conversion, the Company recorded expenses of $0.1 million and $0.2 million for retention bonuses for the three and nine months ended July 1, 2006 related to the workforce reduction as part of the Maldon facility conversion. This restructuring affected 43 employees.
     Other Restructuring Costs. For the nine months ended July 1, 2006, the Company recorded pre-tax restructuring costs of $0.3 million related to severance for its Juarez facility. The Juarez workforce reductions affected approximately 46 employees.

     Fiscal 2005 restructuring and asset impairment costs: For the three and nine months ended July 2, 2005, the Company recorded pre-tax restructuring and impairment costs totaling $0.7 million and $12.3 million, respectively. The details of these fiscal 2005 restructuring actions are listed below:
     Bothell Facility Closure. For the three and nine months ended July 2, 2005, the Company incurred $0.2 million and $7.5 million, respectively, of restructuring costs associated with the closure of the Company’s Bothell, Washington engineering and manufacturing facility. For the three months ended July 2, 2005, these costs consisted of $0.2 million for employee severance and retention bonuses. For the nine months ended July 2, 2005, these costs consisted of $6.2 million for the facility lease, $1.1 million for employee severance and retention bonuses and $0.2 million for other closure costs.
     Shop Floor Data-Collection System Impairment. For the nine months ended July 2, 2005, the Company recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system when it determined that the remaining value of the shop floor data-collection system was impaired because the anticipated business benefits could not be realized.
     Other Restructuring Costs. For the three and nine months ended July 2, 2005, the Company recorded $0.5 million and $1.0 million, respectively, of restructuring and asset impairment costs.
     For the three months ended July 2, 2005, the Company incurred other restructuring and asset impairment costs of $0.5 million, which consisted of the following:
•	$0.3 million associated with the elimination of a corporate executive position, and

•	$0.2 million for the planned workforce reduction for the Maldon facility conversion noted above.
     For the nine months ended July 2, 2005, the Company incurred other restructuring and asset impairment costs of $1.0 million, which consisted of the following:
•	$0.5 million which consisted of $0.4 million associated with a workforce reduction and $0.1 million in asset impairments in the Juarez facility. The Juarez workforce reduction affected approximately 50 employees.

•	$0.3 million associated with the elimination of a corporate executive position.

•	$0.2 million for the planned workforce reduction for the Maldon facility conversion noted above.

     The table below summarizes the Company’s accrued restructuring liabilities as of July 1, 2006 (in thousands):

	Employee	Lease Obligations
	Termination and	and Other Exit	Non-cash Asset
	Severance Costs	Costs	Impairments	Total

Accrued balance, October 1, 2005	$519	$11,503	$—	$12,022
Restructuring and asset impairment/(adjustments to provisions)	889	(948)	59	—
Accretion of lease	—	212	—	212
Amounts utilized	(880)	(3,584)	(59)	(4,523)

Accrued balance, July 1, 2006	$528	$7,183	$—	$7,711

     As of July 1, 2006, we expect to pay $0.5 million of the remaining severance liability and $7.2 million of the lease obligation liability in the next twelve months.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP SFAS No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are presently reviewing this legislation, in conjunction with income tax legislation enacted in July 2005 in the United Kingdom, to determine the impacts on our consolidated results of operations and financial position.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. We will adopt FIN 47 in the fourth quarter of fiscal 2006. We estimate the impact of the adoption of FIN 47 to be approximately $0.9 million, or $0.02 per share, on our consolidated results of operations and financial position.
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
     In June 2005, the FASB issued FSP No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” that provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”). WEEE primarily impacts our operations in the United Kingdom. FSP No 143-1 is effective on the date that the United Kingdom adopts WEEE into law, which occurred on July 1, 2006. The adoption of FSP No. 143-1 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows for the three and nine months ended July 1, 2006.

     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” (FIN 48) that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. The effective date for FIN 48 is as of the beginning of fiscal years that start subsequent to December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated results of operations, financial position and cash flows.
NOTE 13 — RECLASSIFICATIONS
     Certain amounts in previously filed consolidated financial statements have been reclassified to conform to the 2006 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effects of expanding, closing and restructuring facilities

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of the impact of increased competition

•	other risks detailed below, especially in “Risk Factors”, otherwise in this report, and in our other Securities and Exchange Commission filings.
OVERVIEW
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers, (“OEMs”), and other technology companies in a number of industry sectors that are described in our Form 10-K. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section beginning on page 29.
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
EXECUTIVE SUMMARY
     Net sales for the three months ended July 1, 2006 increased by $83.7 million, or 26.7 percent, over the comparable prior-year period to $397.4 million. Net sales in each of our end-markets, or sectors, were higher in the current-year period except for wireless infrastructure. Net sales in the defense/security/aerospace sector, which benefited in the current-year period from production of a new program, exhibited the highest growth in both dollars and as a percentage.
     Net income for the three months ended July 1, 2006 was a record $25.1 million, and diluted earnings per share were $0.53, which compared favorably to a net loss of $(21.5) million, or $(0.50) per diluted share, in the prior-year period. The prior-year period included $27.6 million ($27.5 million after-tax) of primarily goodwill impairment ($26.9 million) and other restructuring charges which together were the equivalent of $0.66 per diluted share.
     Net sales for the nine months ended July 1, 2006 increased by $156.9 million, or 17.3 percent over the comparable prior-year period to $1.1 billion. Net sales for the nine months were higher than the prior-year period for all sectors except wireless infrastructure.
     Net income for the nine months ended July 1, 2006 was $57.4 million and diluted earnings per share were $1.24, which compared favorably to a net loss of $(22.9) million, or $(0.53) per diluted share, in the comparable prior-year period. The prior-year period included $39.2 million of, primarily, goodwill impairment costs ($26.9 million) and other restructuring charges.
     In addition to the positive effects of increased sales, earnings in both the three and nine months ended July 1, 2006 benefited not only from the absence of impairments of goodwill and other restructuring and asset impairment charges in the current periods, but also higher interest income earned on higher investment balances in a higher interest-rate environment and lower taxes than in the prior-year periods. Operationally, we expanded both gross and operating margins as more fully discussed below.
     Gross margins were 11.5 percent for the three months ended July 1, 2006, which compared favorably to 8.7 percent in the prior-year period. Gross margins were 10.7 percent for the nine months ended July 1, 2006 as compared to 8.3 percent in the prior-year period. Gross margins in both current-year periods benefited from the operating leverage gained on incremental revenues attained on a relatively fixed manufacturing cost structure, favorable changes in the customer and sector mix of revenues, and the continued application of “lean” manufacturing practices to enhance operational effectiveness. In addition, our second manufacturing facility in Penang, Malaysia (“Penang”), had commenced operations early in the prior fiscal year and operated at a loss for the nine months ended July 2, 2005. This second facility in Penang has been consistently profitable in both the three and nine months ended July 1, 2006 which has contributed to the year-over-year improvements for these current-year periods.
     Selling and administrative expenses were $21.6 million for the three months ended July 1, 2006, an increase of $2.3 million, or 11.7% over the prior-year period’s $19.3 million. The current-year period had increased salaries and benefits, reflecting wage increases and additional staffing, as well as higher accruals for variable incentive compensation and stock-based compensation. There was no stock-based compensation expense in the prior-year period.
     For the nine months ended July 1, 2006, selling and administrative expenses increased $1.5 million or 2.6% to $58.1 million. The current-year period had increased salaries and benefits, reflecting wage increases and additional staffing, as well as higher accruals for variable incentive compensation and stock-based compensation. There was no stock-based compensation expense in the prior-year period. The overall growth in selling and administrative expenses for the nine month period were moderated by lower bad debt expenses and lower outside professional fees associated with Section 404 of the Sarbanes Oxley Act.

     A further discussion of the fiscal third quarter’s financial performance by operating segment is presented below:
•	United States: Net sales for the three months ended July 1, 2006 increased $63.6 million, or 27.5 percent, over the comparable prior-year period to $294.6 million. This growth reflected primarily increased net sales to several customers including Juniper Networks Inc. (“Juniper”), General Electric Corp. (“GE”) and a new customer within the defense sector. Operating income improved $14.9 million for the three months ended July 1, 2006, as compared to the prior-year period, primarily as a result of increased net sales on a relatively fixed manufacturing cost structure, favorable changes in customer mix and continued operational improvements achieved through “lean” manufacturing practices.

•	Asia: Net sales for the three months ended July 1, 2006 increased $45.3 million, or 102.2 percent, over the prior-year period to $89.6 million as our facilities in this low-cost region became an increasingly important source for Printed Circuit Board Assemblies (PCBA’s). Operating income improved $5.2 million to $8.0 million for the three months ended July 1, 2006 as compared to the prior-year period. Earnings benefited from the incremental net sales and the turnaround from a loss to a profit at our second facility in Penang, which began production in the first quarter of fiscal 2005.

•	Mexico: Net sales declined by $15.1 million, or 47.1 percent, to $16.9 million for the three months ended July 1, 2006, as compared to the prior-year period. The decline in revenues was principally related to the decision of a medical customer to transfer production back to a Plexus facility located in the United States as well as lower demand from other customers. The decrease in net sales resulted in an operating loss of $1.5 million for the three months ended July 1, 2006. In the comparable prior-year period, operating income was essentially break-even.

•	Europe: Net sales declined by $2.9 million, or nearly 11.3 percent, to $23.0 million for the three months ended July 1, 2006, as compared to the prior-year period. The revenue decline was attributable to reduced demand from a medical customer in the current-year period. Lower operating income was primarily related to lower revenues.
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
     The effective income tax rates for the three and nine months ended July 1, 2006 were 1.3 percent and 1.0 percent, respectively, which compared favorably to the effective tax rates of (5.0) percent and (4.0) percent for the three and nine months ended July 2, 2005. The low current rate reflects increased income in tax jurisdictions where we currently do not pay tax: Asia and the United States. We enjoy tax holidays in both Malaysia and China, which extend through 2019 and 2013, respectively. In the United States, we have the benefit of the carryforward of net operating losses (NOLs) incurred in prior years to offset current taxable income. The deferred tax asset for these NOL carryforwards is offset by a full valuation allowance. The timing of the reversal of the valuation allowance will be determined by, among other things, the amount of taxable U.S. income and the amount of U.S. tax deductions generated by the exercises of nonqualified stock options or disqualifying dispositions of stock received under incentive stock options, which result in tax deductions, but not expense for financial statement purposes.
     We currently expect the annual effective tax rate for fiscal year 2006 to be approximately 1.0 percent. We estimate that our normalized world-wide effective tax rate for fiscal 2006 without this valuation allowance on our U.S. deferred tax assets would be approximately 25 percent.
     Our financial goals for the current fiscal year are to build on the prior year’s achievements and to focus on attaining industry-leading organic net sales growth and further improvements in operating income. We recently announced a revised growth target for net sales for full fiscal year 2006 of approximately 18.3 percent to 19.5 percent over fiscal 2005. Based on customer indications of expected demand and management estimates of new program wins, including the new program in our defense/security/aerospace sector, we currently expect net sales for the fourth fiscal quarter 2006 to be in the range of $390 million to $405 million; however, results will ultimately depend upon the actual level of customer orders. Assuming that net sales are in that range, we would currently expect to earn, before any restructuring and impairment costs, between $0.46 to $0.50 per diluted share.
     Our primary financial metric for measuring financial performance is after-tax return on capital employed (ROCE), which we anticipate will exceed in fiscal 2006 our estimated 15 percent weighted average cost of capital. We expect to achieve this improved metric through further expansion of operating margins and continued focus on improving working capital management to increase capital employed turnover. We define after-tax ROCE as tax-effected operating income, excluding unusual charges, divided by average capital employed, which is equity plus debt, less cash. Annualized after-tax ROCE for the fiscal third quarter was 34.0 percent, a substantial improvement over the 26.9 percent achieved in the fiscal second quarter.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Nine months ended		Variance
	July 1,	July 2,	Increase/		July 1,	July 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Net sales	$397.4	$313.7	$83.7	27%	$1,063.6	$906.7	$156.9	17%
     The dollar increase in net sales for both the three and nine months ended July 1, 2006, reflects increased demand in all sectors except wireless infrastructure (see industry sector table below). The net sales growth was due to increased demand from several of our customers, including our largest customer, Juniper, and GE. In addition, the net sales growth in the defense/security/aerospace sector was driven by the addition of a new customer. This new customer represents a significant opportunity; the degree to which this customer relationship, as with all new customers, matures into a long-term relationship is not yet certain. Net sales in the wireless infrastructure sector were reduced due to lower end-customer demand for several accounts in this sector.
     Our net sales by industry sector for the indicated periods were as follows:

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
Industry Sector	2006	2005	2006	2005
Wireline/Networking	38%	37%	38%	38%
Wireless Infrastructure	6%	11%	9%	11%
Medical	25%	28%	26%	29%
Industrial/Commercial	17%	19%	18%	18%
Defense/Security/Aerospace	14%	5%	9%	4%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Juniper	19%	20%	20%	20%
GE	11%	12%	12%	11%
Defense customer	10%	*	*	*
Top 10 customers	63%	60%	61%	58%

*	Represents less than 10 percent of net sales

     Juniper recently announced the addition of another EMS provider. Although the Company expects to transfer certain programs currently manufactured at Plexus to this other EMS company, we also expect to win programs from Juniper that we currently do not manufacture. Accordingly, we expect that our revenues will be unaffected by Juniper’s decision to add a third EMS provider.
     Sales to the unnamed defense customer became significant to us in the third quarter of fiscal 2006. As a result of the nature of the project for that customer, Plexus expects that related orders and sales (if any) will vary significantly from period to period and are unlikely to result in predictable recurring revenue or revenue patterns across periods.
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
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Nine months ended		Variance
	July 1,	July 2,	Increase/		July 1,	July 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Gross Profit	$45.5	$27.1	$18.4	67.7%	$113.8	$75.0	$38.8	51.8%
Gross Margin	11.5%	8.7%			10.7%	8.3%
     For the three months ended July 1, 2006, gross profit and gross margin improvements were primarily due to increased net sales, favorable changes in the customer mix and improved operating efficiencies at several manufacturing locations. For the three months ended July 2, 2005, gross profit and gross margins were moderated by lower net sales and manufacturing inefficiencies at certain of our sites, particularly a break-even gross profit at our second facility in Penang which commenced manufacturing activities in the first quarter of fiscal 2005.
     For the nine months ended July 1, 2006, improved gross profit and gross margin were primarily due to increased net sales, favorable changes in the customer mix and improved operating performances at several manufacturing locations. For the nine months ended July 2, 2005, the gross profit and gross margin were unfavorably impacted by manufacturing inefficiencies at certain of our sites including: $0.9 million of net inventory adjustments at our Juarez, Mexico (“Juarez”) facility due to the loss of inventory from theft and other causes; $0.8 million of start-up costs at a new facility in Penang; and only a nominal profit at our Bothell site due to transition expenses and manufacturing inefficiencies related to the phase-out of that facility.
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
     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three months ended		Variance		Nine months ended		Variance
	July 1,	July 2,	Increase/		July 1,	July 2,	Increase/
	2006	2005	(Decrease)		2006	2005	(Decrease)
Sales and administrative expense (S&A)	$21.6	$19.3	$2.3	11.7%	$58.1	$56.6	$1.5	2.6%
Percent of net sales	5.4%	6.2%			5.5%	6.2%
     The dollar increase in S&A for the three months ended July 1, 2006 was due to increased salaries and benefits, reflecting wage increases and additional staffing, as well as higher accruals for variable incentive compensation and stock-based compensation required to be recognized under SFAS No. 123(R) in fiscal 2006. Variable incentive compensation increased $2.1 million for the three months ended July 1, 2006 compared with the three months ended July 2, 2005. Stock-based compensation included in selling and administrative expenses was $0.5 million for the three months ended July 1, 2006. There was no stock-based compensation expense for the three months ended July 2, 2005. The increases were moderated by decreases to various other elements of expenses. The reduction in S&A as a percentage of net sales was attributable to the increase in net sales.
     The dollar increase in S&A for the nine months ended July 1, 2006 was also due to increased salaries and benefits, reflecting wage increases and additional staffing, as well as higher accruals for variable incentive compensation and stock-based compensation. Variable incentive compensation increased $3.5 million for the nine months ended July 1, 2006 as compared to the nine months ended July 2, 2005. Stock-based compensation included in selling and administrative expenses was $1.3 million for the nine months ended July 1, 2006. There was no stock-based compensation expense for the nine months ended July 2, 2005. The growth in selling and administrative expenses for the nine months ended July 1, 2006 was moderated by lower bad debt expense of $1.9 million and lower outside professional fees of $1.4 million associated with Section 404 of the Sarbanes Oxley Act of 2002 as compared to the nine months ended July 2, 2005. The reduction in S&A as a percentage of net sales was attributable to the increase in net sales.
     The Compensation Committee of the Plexus’ Board of Directors awarded approximately 0.7 million stock options at its meeting in May; this action increased the total expense for share-based compensation in the third quarter of fiscal 2006 to $0.7 million. We currently estimate our total share-based compensation expense to increase to $1.4 million or $0.03 per diluted share for the three months ended September 30, 2006.
     Restructuring and Impairment Actions: In the three and nine months ended July 1, 2006, we did not incur any additional net-restructuring charges. We did, however, incur pre-tax restructuring costs of $0.6 million and $1.0 million, respectively, related to our decisions initially to convert and ultimately to close our Maldon, England (“Maldon”) facility and to reduce our workforce in Juarez. The Maldon conversion and closure affects 120 employees. The Juarez workforce reduction affected 46 employees.
     For the three and nine months ended July 1, 2006, these restructuring costs noted above were offset by favorable adjustments of $0.6 million and $1.0 million, respectively, for reductions in lease obligations at three of our closed facilities near Bothell and Seattle, Washington (“Seattle”) and prior other restructuring accruals.
     For the three months and nine months ended July 2, 2005, we recorded $0.7 million and $12.3 million, respectively, of restructuring and asset impairment costs. For the three months ended July 2, 2005, these costs consisted of $0.3 million for the elimination of a corporate executive position, $0.2 million for additional severance and retention bonuses for one of the previously closed Seattle facilities and $0.2 million for a planned workforce reduction at Maldon related to the conversion of the facility from manufacturing to fulfillment, service and repair.
     For the nine months ended July 2, 2005, these costs consisted of $7.5 million of restructuring and impairment costs for the closure of the Seattle facility, $3.8 million for impairment of a shop floor data-collection system and $1.0 million of other restructuring and asset impairment costs at our corporate location, Juarez and Maldon.

     In addition to the restructuring and asset impairment costs noted above, for both the three and nine months ended July 2, 2005, we recorded goodwill impairment costs of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with our United Kingdom operations and $10.8 million represented a complete impairment of goodwill associated with our Juarez operations.
     Pre-tax restructuring and impairment charges for the indicated periods are summarized as follows (dollars in millions):

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Goodwill impairment	$—	$26.9	$—	$26.9
Severance costs	0.5	0.6	0.9	2.2
Lease exit costs and other	—	0.1	—	6.5
Asset impairments	0.1	—	0.1	3.9
Adjustments to lease exit costs	(0.6)	—	(1.0)	(0.7)
Adjustment to asset impairment	—	—	—	0.4

	$—	$27.6	$—	$39.2

     As of July 1, 2006, we have a remaining restructuring liability of approximately $7.7 million, all of which is expected to be paid in the next twelve months. See Note 7 and Note 11 in Notes to the Condensed Consolidated Financial Statements for further information on goodwill impairment and restructuring and asset impairment costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Income tax expense	$0.3	$1.0	$0.6	$0.9
Effective annual tax rate	1.3%	(5.0)%	1.0%	(4.0)%
     The reduction in our effective tax rate for the three and nine months ended July 1, 2006, compared to the three and nine months ended July 2, 2005, was due to increased profits in Asia, where we currently enjoy tax holidays, and in the United States where the carry-forward of NOLs and the establishment in fiscal 2004 of a full-valuation allowance on deferred tax assets, result in no tax provision on U.S. income. As of July 1, 2006, we had a $44.3 million valuation allowance on U.S. deferred tax assets.
     In addition, U.S. GAAP requires us to periodically review our historical and projected levels of profitability in the United States, and we may be required to reduce the valuation allowance by crediting the tax provision for a portion of the remaining valuation allowance, which would have a beneficial impact on our effective tax rate. If the U.S. valuation allowance is reversed, our effective tax rate is expected to increase. We estimate that our normalized world-wide effective tax rate for fiscal 2006 without this valuation allowance would be approximately 25 percent.
     In July 2005, the Finance Act (the “Finance Act”) was enacted in the United Kingdom. The Finance Act limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to a subsidiary in the United Kingdom, which is affected by the Finance Act. The Finance Act affects interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For the three and nine months ended July 1, 2006, we revised the estimated effect of the Finance Act on our United Kingdom interest deductions to approximately half of the interest expense recorded. This revision was based on continued discussions with the tax authorities in the United Kingdom. In fiscal 2005, we had provided income tax expense for the anticipated full effect of the Finance Act on the non-deductibility of this interest expense.

     The American Jobs Creation Act (the “Jobs Act”), enacted in the United States in 2004, includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. We may elect to apply this provision to qualifying earnings repatriations made in fiscal 2006. During the three and nine months ended July 1, 2006 and July 2, 2005, we did not repatriate any qualified earnings pursuant to the Jobs Act. We have determined that $15 million to $30 million of existing foreign earnings meet the requirements of the Jobs Act. We are currently evaluating the repatriation of earnings in the amounts ranging from $0 to $15 million and currently estimate that a repatriation of earnings in this range would result in income tax of up to approximately $0.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $50.0 million for the nine months ended July 1, 2006, compared to cash flows provided by operating activities of 38.5 million for the nine months ended July 2, 2005. During the nine months ended July 1, 2006, cash provided by operating activities was primarily due to higher earnings (after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expense) and increased accounts payable, as a result of negotiating improved vendor terms. These sources of operating cash flows were partially offset by increased inventory and increased accounts receivable to support increased net sales.
     As of July 1, 2006, annualized days sales outstanding in accounts receivable remained at 50 days sales outstanding as compared to 50 days sales outstanding as of October 1, 2005. Annualized inventory turns remained at 6.4 turns for the three months ended July 1, 2006 as compared to 6.4 turns for fiscal 2005.
     Investing Activities. Cash flows used in investing activities totaled $45.9 million for the nine months ended July 1, 2006, which represented additions to property, plant and equipment of approximately $26.2 million as well as net purchases of short-term investments of $20 million. The additions to property, plant and equipment were primarily for our Asian operations as we continued to expand in that region. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by operating segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2006 to be approximately $30 million to $35 million, of which $26.2 million were made through the nine months ended July 1, 2006. This fiscal 2006 estimate excludes the capital expenditures to expand our current facility in Xiamen, China and to add a third facility in Penang, Malaysia which are expected to be incurred in fiscal 2007.
     Financing Activities. Cash flows provided by financing activities totaled $35.7 million for the nine months ended July 1, 2006, which primarily represented proceeds from the exercises of stock options.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Secured Credit Facility, and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2006 and at least the early part of 2007. We currently do not anticipate having to use the Secured Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations, commercial commitments and off-balance sheet arrangements as of July 1, 2006 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2011 and
	Total	2006	2007-2008	2009-2010	thereafter

Current Portion of Long-Term Debt Obligations	$0.3	$0.3	$—	$—	$—
Capital Lease Obligations	36.3	0.8	6.2	6.5	22.8
Operating Lease Obligations (1)	61.7	7.4	19.3	11.8	23.2
Purchase Obligations (2)	231.4	164.5	66.9	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	5.8	—	1.5	1.2	3.1
Other Long-Term Liabilities not on the Balance Sheet (4)	1.8	0.5	1.3	—	—

Total Contractual Cash Obligations	$337.3	$173.5	$95.2	$19.5	$49.1

(1)	–	As of July 1, 2006, operating lease obligations include future payments related to accrued lease costs attendant various restructurings. The remaining fiscal 2006 and fiscal 2007 payments include $5.1 million and $2.1 million, respectively, which are included in accrued other liabilities on the balance sheet.

(2)	–	As of July 1, 2006, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)	–	As of July 1, 2006, other long-term obligations on the balance sheet include: deferred compensation obligations to certain of our former and current executive officers and other key employees.

(4)	–	As of July 1, 2006, other long-term obligations not on the balance sheet consist of a salary commitment to an executive officer of the Company under an employment agreement. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, or other commercial commitments that would not already be included on the balance sheet.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2005 Report on Form 10-K. During the three and nine months ended July 1, 2006, there were no material changes to these policies other than stock-based compensation as noted below. Our more critical accounting policies are as follows:
     Stock-Based Compensation — Effective October 2, 2005, we adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro-forma basis. We continue to use the Black-Scholes valuation model to value stock options. See Note 5 in Notes to Condensed Consolidated Financial Statements for further information.
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
     Restructuring Costs — From fiscal 2002 through fiscal 2006, we have recorded restructuring costs in response to reductions in sales and/or reduced capacity utilization. These restructuring costs included employee severance and benefit costs, and costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable). Prior to January 1, 2003, severance and benefit costs were recorded in accordance with Emerging Issues Task Force (“EITF”) 94-3. The estimated lease loss was accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income.
     Subsequent to December 31, 2002, costs associated with a restructuring activity are recorded in compliance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The timing and related recognition of severance and benefit costs, that are not presumed to be an ongoing benefit as defined in SFAS No. 146, depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. During fiscal 2003, we concluded that we had a substantive severance plan based upon our past severance practices; therefore, we recorded certain severance and benefit costs in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits,” which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.
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

     The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. If our actual results in exiting these facilities differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, which would require the recognition of additional restructuring costs or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained, no additional accruals are required and the utilization of the provisions is for their intended purposes in accordance with developed exit plans.
     Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although we recorded a $36.8 million valuation allowance against all U.S. deferred income tax assets in fiscal 2004, we may be able to utilize these deferred income tax assets to offset future taxable income in the U.S. as was the case for the nine months of fiscal 2006.
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
     Net sales to customers in the wireline/networking sector have increased significantly in absolute dollars, making us more dependent upon the performance of that industry and the economic and business conditions that affect it. In addition, net sales in the defense/security/aerospace sector have become increasingly important; net sales in this sector are particularly susceptible to significant period to period variations.
     Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availabilities, and the degree of capacity utilization in the manufacturing process.
The majority of our net sales come from a relatively small number of customers, and if we lose any of these customers, our sales and operating results could decline significantly.
     Sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 63 percent and 60 percent of our net sales for the three months ended July 1, 2006 and July 2, 2005, respectively. For the three months ended July 1, 2006, there were three customers each of which represented 10 percent or more of our net sales. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at current levels, if at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     Due to continued sales growth in fiscal 2006, we needed additional employees and production equipment to meet incremental demand. In fiscal 2004, we expanded of our operations in Penang, Malaysia and added many employees, principally in Asia. These actions resulted in additional costs to support our growth. We are currently evaluating further expansion alternatives in Asia, including a recently announced intention to double capacity in our existing Xiamen, China facility as well as adding a third facility in Penang, Malaysia. If we are unable to effectively manage the growth currently anticipated, our operating results could be adversely affected.
     Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through 2003, create challenges. We must determine whether facilities remain productive, determine whether staffing levels need to be reduced, and determine how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increases short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell facility and the recently announced closure of our Maldon, England facility and the related reduction in the number of employees, can affect our expenses and, therefore, our short-term and long-term results.
     In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location while incurring the costs of expansion in another location, such as those noted above.
Expansion of our business and operations may negatively impact our business.
     We have announced our intentions to add a third facility in Malaysia as well as expand our existing facility in Xiamen, China. We may expand in geographical areas in which we currently operate or in new geographical areas within the United States or internationally. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of our operations involves numerous business risks, including:
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
     We have operations in China, Malaysia, Mexico and the United Kingdom. As noted above, we are considering a new manufacturing facility in Penang, Malaysia and have announced an expansion in China, and we may in the future expand further in these or into other international locations. We have limited experience in managing geographically dispersed operations. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
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
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 13 years and 7 years, respectively, which may or may not be renewed.
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
     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of July 1, 2006, facilities representing a significant majority of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years; however, the conversion timetable and project scope for our remaining sites are subject to change based upon our evolving needs.
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
     Medical - Our medical device business, which represented approximately 25 percent of our net sales for the third quarter of fiscal 2006, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     In addition, our customers’ failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our sales to those customers.
     Defense - In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies that design and manufacture for this sector face governmental, security and other requirements that could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. While those arrangements may result in a significant amount of net sales in a short period of time as they did in the third quarter of fiscal 2006, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     European Union - There are two European Union (“EU”) directives which could affect our business and results. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS became effective on July 1, 2006, and restricted within the EU the distribution of products containing certain substances, lead being the restricted substance most relevant to us. Although most of the EU member countries have not yet turned the mandates into legislation, it appears that we will be required to manufacture RoHS compliant products for customers intending to sell into the EU after the effective date. In addition, industry analysts anticipate that similar legislation in the U.S. and Asia will eventually follow.
     The second EU directive is the Waste Electrical and Electronic Equipment directive which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.
     Since both of these directives affect the worldwide electronics supply-chain, we expect to make collaborative efforts with our suppliers and customers to develop compliant processes and products. The cost of such efforts, the degree to which we will be expected to absorb such costs, the impact that the directive may have on product shipments, and our liability for non-compliant product was nominal.
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
     In addition, the stock market in general, and especially the NASDAQ markets, along with share prices for technology companies in particular, have experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.
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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of July 1, 2006, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended		Nine months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Sales	6%	8%	7%	9%
Total Costs	10%	13%	12%	13%

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
     Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months and nine months ended July 1, 2006 and July 2, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
     Internal Control Over Financial Reporting: During the third quarter of fiscal 2006, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 13d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     The Company does not become subject to this item until after filing its Annual Report on Form 10-K for fiscal 2006. However, see “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, beginning on page 29, which is incorporated by reference.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 1, 2006.

			Total number	Maximum number of
			of shares purchased	shares that may yet
	Total number	Average	as part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs*
April 2 to April 29, 2006	—	$—	—

April 30 to May 27, 2006	4,116	46.55	—

May 28 to July 1, 2006	—	—	—

Total	4,116	$46.55	—	6,000,000

*	At period end. Plexus has a common stock buyback program that permits it to acquire up to $25.0 million of its common stock. To date, no shares have been repurchased.
     The shares repurchased above, were existing employee-owned shares of the Company used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s stock option plans. The “price” used for these purposes is the market value of those shares.

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

8/9/06	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

8/9/06	/s/ F. Gordon Bitter
Date	F. Gordon Bitter
Senior Vice President and
Chief Financial Officer