Form 10-K
period 2006-09-30
PLEXUS CORP
filed 2006-12-01
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-14824
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1344447
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(920) 722-3451
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value Preferred Stock Purchase Rights (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:	None
     Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 1, 2006, 45,170,021 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $37.57 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes 397,386 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,682.1 million.
     As of November 27, 2006, there were 46,253,179 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for 2007 Annual Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-K which are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate” and similar words and concepts) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effect of facility closures and restructurings

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of increased competition, and

•	other risks detailed below, especially in “Risk Factors” and otherwise herein, and in our Securities and Exchange Commission filings.
     In addition, see Risk Factors in Item 1A and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results.
*   *   *
PART 1
ITEM 1. BUSINESS
Overview
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronics Manufacturing Services (“EMS”) industry. We provide a full range of product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace industries with a focus on complex and global fulfillment solutions, high-technology manufacturing and test services, and high-reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, direct order fulfillment, logistics and test/repair.
     Because of our focus on serving customers in advanced electronics technologies, our business is influenced by major technological and end-market trends such as the rate of development of telecommunications infrastructure, the expansion of network and internet use, and the federal Food and Drug Administration’s approval of new medical devices. Beyond technology, our business is influenced by the overall expansion or contraction of outsourcing by OEMs.
     Established in 1979 as a Wisconsin corporation, we have approximately 7,800 full-time employees, including approximately 250 engineers and technologists dedicated to product development and design, approximately 400 engineers and technologists dedicated to test equipment development and design, and approximately 530 engineers and technologists dedicated to manufacturing process development and control, all of whom operate from 18 active facilities in 14 locations, totaling approximately 2.2 million square feet.
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
     Product development and design. We provide comprehensive conceptual design and value-engineering services. These product design services include project management, feasibility studies, product conceptualization, specifications for product features and functions, product engineering specifications, circuit design (including digital, microprocessor, power, analog, RF, optical and micro-electronics), application-specific integrated circuit design (ASIC), printed circuit board layout, embedded software design, product housing design, development of test specifications and product validation testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction, component obsolescence, feature expansion, test enhancement and component re-sourcing.
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
     Fulfillment and logistic services. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end-customer. We then Build to Order (“BTO”) and Configure to Order (“CTO”) and deliver the product directly to the end-customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
     After-market support. We provide service support for manufactured products requiring repair and/or upgrades, which may or may not be under a customer’s warranty. We provide in and out bound logistics required to support fulfillment and service. We may also provide installation for select products, if required.

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
          Our manufacturing facilities are ISO certified to 9001:2000 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 – United States, Asia, Mexico, Europe

•	Environmental Standard ISO – 14001 – Asia, Europe

•	21 CFR Part 820 (FDA) (Medical) – United States, Asia, Mexico

•	Telecommunications Standard TL 9000 – United States, Asia

•	Aerospace Standard AS9100 – United States, Asia

•	ITAR (International Traffic and Arms Regulation) self-declaration – United States

•	ANSI/ESD S20.20 – United States
Customers and Industries Served
          We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2006, we provided services to over 120 customers. For many customers, we provide both a design and production function, thereby allowing these customers to concentrate on concept development, distribution and marketing. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.
          Juniper Networks Inc. (“Juniper”) and General Electric Corp. (“GE”) accounted for 19 percent and 12 percent, respectively, of our net sales in both fiscal 2006 and fiscal 2005. Juniper accounted for 14 percent of our net sales in fiscal 2004. No other customer accounted for 10 percent or more of our net sales in fiscal 2006, 2005 or 2004. The loss of any of our major customers could have a significant negative impact on our financial results.
          Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.
          The distribution of our net sales by industry sectors is shown in the following table:

	Fiscal years ended
	September 30,	October 1,	September 30,
Industry	2006	2005	2004

Wireline/Networking	38%	38%	37%
Wireless Infrastructure	9%	10%	10%
Medical	26%	30%	31%
Industrial/Commercial	18%	17%	17%
Defense/Security/Aerospace	9%	5%	5%

	100%	100%	100%

          Although our current business development focus is based on the end-market sectors noted above, we evaluate our financial performance and allocate our resources on a geographic basis (see Note 12 in Notes to Consolidated Financial Statements regarding our reportable segments).
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
Competition
     The market for the services we provide is highly competitive. We compete primarily on the basis of meeting the unique needs of our customers, and providing flexible solutions, timely order fulfillment and strong engineering, testing and production capabilities. We have many competitors in the electronics design and assembly industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors primarily compete only in specific sectors, typically within limited geographical areas. We also compete against companies that design or manufacture items in-house. In addition, we compete against foreign, low-labor cost manufacturers. This foreign, low-labor cost competition tends to focus on commodity and consumer-related products, which is not our focus.
Intellectual Property
     We own various service marks, including “Plexus,” and “Plexus, The Product Realization Company.” Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.
Information Technology
     In fiscal 2001, we began implementation of an ERP platform. This ERP platform augments our other management information systems and includes software from J.D. Edwards (now part of the Oracle Corporation) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information and create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2006, we converted two manufacturing facilities in Penang, Malaysia to the common ERP platform and now manage approximately 70 percent of our net sales on the common ERP platform. We plan to extend the common ERP platform to the remaining Plexus sites over the next two years; however, the conversion timetable for the remaining Plexus sites and project scope are subject to change based upon our evolving needs.
Environmental Compliance
     We are subject to a variety of environmental regulations relating to air emission standards and the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. We believe that we are in compliance with all federal, state and foreign environmental laws and do not anticipate any significant expenditures in maintaining our compliance; however, there can be no assurance that violations will not occur which could have a material adverse effect on our financial results.

Employees
     Our employees are one of our primary strengths, and we make a considerable effort to maintain a well-qualified and motivated work force. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill developments for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained. We have a policy of involvement and consultation with employees at every facility and strive for continuous improvement at all levels.
     We employ approximately 7,800 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In Europe, approximately 170 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.
ITEM 1A RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter, which could negatively impact the price of our common stock.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume of customer orders relative to our capacity

•	the level and timing of customer orders, particularly in light of the fact that some of our customers determine whether or not to release a significant percentage of their orders during the last few weeks of a quarter

•	the typical short life-cycle of our customers’ products

•	market acceptance and demand for our customers’ products

•	customers’ announcements of operating results and business conditions

•	changes in the sales mix to our customers

•	business conditions in our customers’ industries

•	orders for certain programs for the Defense sector are volatile and depend on field trials, and continued authorization of the expenditures by Congress or foreign governments

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in managing manufacturing processes

•	changes in cost and availability of labor and components

•	local and regional events, such as holidays, that may affect our production levels and

•	changes in economic conditions and world events.
     The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown in the U.S. or global economy, or in particular in the industries served by us, may result in our customers reducing their forecasts. The demand for our services could weaken, which in turn would impact our sales, capacity utilization, margins and financial results. Historically, we have seen periods, such as in fiscal 2003 and 2002, when our sales were adversely affected by a slowdown in the wireline/networking and wireless infrastructure sectors, as a result of reduced end-market demand and reduced availability of capital to fund existing and emerging technologies. These factors substantially influence our net sales and margins.
     Net sales to customers in the wireline/networking sector have increased significantly in absolute dollars, making us more dependent upon the performance of that sector and the economic and business conditions that affect it. In addition, net sales in the defense/security/aerospace sector have become increasingly important; net sales in this sector are particularly susceptible to significant period-to-period variations.
     Our quarterly and annual results are affected by the level and timing of customer orders, fluctuations in material costs and availability, and the degree of capacity utilization in the manufacturing process.

The majority of our net sales come from a relatively small number of customers, and if we lose any of these customers, our sales and operating results could decline significantly.
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 59 percent, 60 percent and 51 percent of our net sales for fiscal 2006, 2005 and 2004, respectively. For fiscal 2006 and 2005, there were two customers, which represented 10 percent or more of our net sales. For fiscal 2004, there was one customer, which represented 10 percent or more of our net sales. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business and operating results.
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
     In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Since many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.
     Customers may require rapid increases in production, which can stress our resources and reduce operating margins. We may not have sufficient capacity at any given time to meet all of our customers’ demands or to meet the requirements of a specific program.
Failure to manage growth and contraction, if any, may seriously harm our business.
     In late fiscal 2004, we expanded our operations in Penang, Malaysia and added many employees. These actions resulted in additional costs and start-up inefficiencies. In fiscal 2007, we will again expand our operations in Asia, including a recently announced addition of a third facility in Penang, Malaysia as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth or the anticipated net sales are not realized, our operating results could be adversely affected.
     Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through fiscal 2003, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increase short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell, Washington facility and the recently announced intention to close our Maldon, England facility and the related reduction in the number of employees, can affect our short-term and long-term results.
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
     We have announced the addition of a third facility in Malaysia as well as the expansion of our existing facility in China. Expansion of our operations involves numerous business risks, including:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value

•	additional fixed costs which may not be fully absorbed by the new business

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	start up costs and inefficiencies as the new facilities begin operations

•	creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial, management, technical and information systems and resources

•	disruption in manufacturing operations

•	inability to locate sufficient customers or employees to support the expansion and

•	inability to secure sufficient management talent necessary to support the expansion.
Operating in foreign countries exposes us to increased risks, including foreign currency risks.
     We have operations in China, Malaysia, Mexico and the United Kingdom. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
•	economic or political instability

•	transportation delays or interruptions

•	foreign exchange rate fluctuations

•	utilization of different systems and equipment

•	difficulties in staffing and managing foreign personnel in diverse cultures

•	the effects of international political developments and

•	foreign regulatory requirements.
     In fiscal 2005, the Chinese and Malaysian governments un-coupled their respective currencies from the U.S. dollar. Both currencies had been relatively fixed to the U.S. dollar for the last several years, but both governments now appear to have adopted policies described as “managed floats” (that is, allowing their currencies to move in a tight range up or down from the previous day’s close). We do not currently “hedge” foreign currencies. As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our financial condition, results of operations and cash flows.
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
     The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process developments. The continued success of our business will depend upon our continued ability to:
•	retain our qualified engineering and technical personnel

•	maintain and enhance our technological capabilities

•	develop and market manufacturing services which meet changing customer needs and

•	successfully anticipate, or respond to, technological changes in manufacturing processes on a cost-effective and timely basis.
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
     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of September 30, 2006, facilities representing approximately 70 percent of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years; however, the conversion timetable and project scope for our remaining sites are subject to change based upon our evolving needs.
Our manufacturing services involve inventory risk.
     Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required materials. Accordingly, component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.
     In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers’ cancellation, delay or reduction of orders can result in additional expense or excess inventory to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.
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
     We rely on a limited number of suppliers for many of the components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and such shortages may be expected to recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in curtailed or delayed production of assemblies, which contributed to an increase in our inventory levels. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have previously excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, could also affect supply chains. An inability to obtain sufficient components on a timely basis could harm relationships with our customers.
     Due to the specialized component needs of our customers’ products, we may be required to use suppliers which are the sole provider of certain components. Such suppliers may encounter financial difficulties or may not have adequate financial resources, which could preclude them from delivering components on time or at all.
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

Start-up costs and inefficiencies related to new or transferred programs or new facilities can adversely affect our operating results.
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross margins and operating margins. These factors are particularly evident in the early stages of the life cycle of new products and new programs or program transfers. The effects of these start-up costs and inefficiencies can also occur when we open new facilities, when we expand facilities, or when we transfer programs between locations. Customer needs, capacity utilization rates and/or increased demand may require that we expand certain facilities, or seek larger facilities in future years. We are currently managing a number of new programs. Consequently, our exposure to these factors has increased. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
     Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities or open new facilities, there are inherent risks that such transitions can result in the disruption of programs and customer relationships.
We and our customers are subject to extensive government regulations.
     Government regulation and procurement practices significantly affect our operations and the industries which we serve, which can in turn affect our operations and costs.
     Medical - Our medical device business, which represented approximately 26 percent of our net sales for fiscal 2006, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     In addition, our customers’ failure to comply with applicable regulations or legal requirements, or even allegations of such failures, could affect our net sales to those customers.
     Defense - In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies that design and manufacture for this sector face governmental, security and other requirements that could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued congressional appropriations for these programs, as well as continued determinations by the Department of Defense to continue them. Products for the military are also subject to continuing testing of their operations in the field, which would affect the possibility and timing of future orders.
     While those arrangements may result in a significant amount of net sales in a short period of time as they did in the third and fourth quarters of fiscal 2006, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period; for example, in the early part of fiscal 2007, we expect our sales in this sector to decrease from the third and fourth quarters of fiscal 2006 (although we expect that, subject to the foregoing factors, additional orders will ultimately be forthcoming).
     Wireline/Wireless - The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term consumer and provider demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.
     European Union - There are two European Union (“EU”) directives that affect our business. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS became effective on July 1, 2006, and restricted within the EU the distribution of products containing certain substances, lead being the restricted substance most relevant to us.

     The second EU directive is the Waste Electrical and Electronic Equipment directive which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU.
     Since both of these directives affect the worldwide electronics supply-chain, we expect that there will be further collaborative efforts with our suppliers and customers to develop compliant processes and products, although to date the cost of such efforts to us and our liability for non-compliant product has been nominal.
     Environmental - We are subject to environmental regulations relating to air emission standards and the use, storage, discharge, recycling and disposal of hazardous chemicals used in our manufacturing process. If we fail to comply with present and future regulations, we could be subject to future liabilities or the suspension of business. These regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur significant expense. While we are not currently aware of any material violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.
Products we design or manufacture may contain defects that could result in reduced demand for our services and liability claims against us.
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
     Factors affecting the electronics industry, in particular the short life cycle of products, could seriously harm our customers and, as a result, us. These factors include:
•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles

•	the inability of our customers to develop and market their products, some of which are new and untested and

•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.
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
     Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:
•	respond more quickly to new or emerging technologies

•	have greater name recognition, critical mass and geographic and market presence

•	be better able to take advantage of acquisition opportunities

•	adapt more quickly to changes in customer requirements

•	devote greater resources to the development, promotion and sale of their services and

•	be better positioned to compete on price for their services.
     We may be operating at a cost disadvantage compared to other electronic manufacturing services providers which have greater direct buying power from component suppliers, distributors and raw material suppliers or which have lower cost structures. As a result, competitors may have a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. Increased competition could result in price reductions, reduced sales and margins or loss of market share.
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
     We use some components made with petroleum-based materials. In addition, we use various energy sources transporting, producing and distributing products. Energy prices have recently been subject to volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.
     Energy price increases raise both our material and operating costs. We may not be able to increase our prices enough to offset these increased costs. Increasing our prices also may reduce our level of future customer orders and profitability.
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
     Although we have previously grown through acquisitions, our current focus is on pursuing organic growth opportunities. If we were to pursue future growth through acquisitions, however, this would involve significant risks that could have a material adverse effect on us. These risks include:
     Operating risks, such as the:
•	inability to integrate successfully our acquired operations’ businesses and personnel

•	inability to realize anticipated synergies, economies of scale or other value

•	difficulties in scaling up production and coordinating management of operations at new sites

•	strain placed on our personnel, systems and resources

•	possible modification or termination of an acquired business’s customer programs, including cancellation of current or anticipated programs and

•	loss of key employees of acquired businesses.
     Financial risks, such as the:
•	use of cash resources, or incurrence of additional debt and related interest expenses

•	dilutive effect of the issuance of additional equity securities

•	inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins of acquired businesses to our desired levels

•	incurrence of large write-offs or write-downs

•	impairment of goodwill and other intangible assets and

•	unforeseen liabilities of the acquired businesses.
We may fail to secure or maintain necessary financing.
     We maintain a Secured Credit Facility with a group of banks, which allows us to borrow up to $150 million depending upon compliance with related covenants and conditions. We are currently re-negotiating the size and terms of this facility as more fully described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations under the “Liquidity and Capital Resources” section. However, we cannot be certain that the Secured Credit Facility will provide all of the financing capacity that we will need in the future or that we will be able to amend the Secured Credit Facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
     Our future success may depend on our ability to obtain additional financing and capital to support increased sales and our possible future growth. We may seek to raise capital by:
•	issuing additional common stock or other equity securities

•	issuing debt securities

•	modifying existing credit facilities or obtaining new credit facilities and

•	a combination of these methods.
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
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the NASDAQ Stock Market have promulgated rules on a variety of subjects. These developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers. Compliance with these new rules has increased our legal and accounting costs, most significantly in fiscal 2005, which was our first year of compliance. We anticipate, in the absence of any significant changes to the regulatory environment (which cannot be assured), that our compliance costs will be lower in fiscal 2007 and beyond as we become more efficient in our compliance processes.
If we are unable to maintain effective internal control over our financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a reduction in the value of our common stock.
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
     In fiscal 2007, we are continuing our comprehensive efforts to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain effective internal control over financial reporting, this could lead to a failure to meet our reporting obligations to the SEC, which in turn could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
The price of our common stock has been and may continue to be volatile.
     Our stock price has fluctuated significantly in recent periods. The price of our common stock may fluctuate in response to a number of events and factors relating to us, our competitors and the market for our services, many of which are beyond our control.
     In addition, the stock market in general, and especially the NASDAQ markets, along with share prices for technology companies in particular, have from time to time experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.

     Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.
ITEM 1B UNRESOLVED SEC STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our facilities comprise an integrated network of engineering and manufacturing centers with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.4 million square feet of capacity, including space under contract for additional capacity in Penang, Malaysia and Xiamen, China. This includes approximately 1.3 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.8 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.2 million square feet of this capacity is subleased. Our facilities are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1) (2)	Manufacturing/Engineering	640,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois	Manufacturing	141,000	Leased
Xiamen, China (3)	Manufacturing	120,000	Leased
Appleton, Wisconsin	Manufacturing	67,000	Owned
Ayer, Massachusetts	Manufacturing	65,000	Leased
Kelso, Scotland	Manufacturing	60,000	Leased
Maldon, England (4)	Manufacturing	40,000	Owned
Fremont, California	Manufacturing	36,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado	Engineering	24,000	Leased
Raleigh, North Carolina	Engineering	18,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin (5)	Office/Warehouse	48,000	Leased
Neenah, Wisconsin (1)	Office	39,000	Leased
Jedburgh, Scotland	Warehouse	4,000	Leased

San Diego, California (6)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	Entered into a purchase agreement to acquire a third facility, whose size (364,000 square feet) is included herein.

(3)	Entered into a lease agreement in July 2006 to expand this facility by 60,000 square feet, which addition is included herein.

(4)	We anticipate closing this facility in the second quarter of fiscal 2007.

(5)	We entered into a new lease agreement in August 2006 for warehousing.

(6)	This building is subleased and no longer used in our operations.

ITEM 3. LEGAL PROCEEDINGS
     The Company is party to litigation in the ordinary course of business. Management does not believe that these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	48	President, Chief Executive Officer and Director
F. Gordon Bitter	63	Senior Vice President and Chief Financial Officer
David A. Clark	46	Vice President and Vice President-Materials and Supply Chain, Plexus Electronic Assembly
Thomas J. Czajkowski	42	Vice President and Chief Information Officer
Paul L. Ehlers	50	Executive Vice President, Chief Operating Officer, and President of Plexus Electronic Assembly
J. Robert Kronser	47	Executive Vice President and Chief Technology & Strategy Officer
Angelo M. Ninivaggi	39	Vice President, General Counsel, and Secretary
Simon J. Painter	41	Corporate Controller and Chief Accounting Officer
David H. Rust	59	Vice President — Human Resources
George W.F. Setton	60	Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen	48	Senior Vice President, Global Market Development and President of Plexus Technology Group
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
Paul L. Ehlers joined Plexus in 1980 and has served as Executive Vice President and Chief Operating Officer since November 2006. Prior to that, Mr. Ehlers served as Senior Vice President since 2002. In 2001, Mr. Ehlers served as Vice President. In addition, Mr. Ehlers has served as President of Plexus Electronic Assembly since 2000.
J. Robert Kronser joined Plexus in 1981 serving in various engineering roles and has served as an Executive Vice President and Chief Technology and Strategy Officer since 2001. From 1999 to 2001, Mr. Kronser served as Vice President of Sales and Marketing.
Angelo M. Ninivaggi joined Plexus in 2002 as Director of Legal Services. Since August 2006, Mr. Ninivaggi has served as Vice President, General Counsel and Secretary. Prior to joining Plexus, Mr. Ninivaggi served as the General Counsel of MCMS, Inc. from 1998 to 2002 and as the Associate General Counsel of Micron Electronics, Inc. from 1996 to 1998. Prior to joining Micron Electronics, Inc., Mr. Ninivaggi practiced at the law firm of Weil, Gotshal & Manges.

Simon J. Painter joined Plexus in 2000 as Corporate Controller. In 2003, Mr. Painter was appointed to the position of Chief Accounting Officer.
David H. Rust joined Plexus in 2001 as Vice President — Human Resources.
George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer. He was Plexus’ Principal Accounting Officer from 2001 to 2003.
Michael T. Verstegen joined Plexus in 1983 serving in various engineering positions and has served as Senior Vice President, Global Market Development since November 2006. Prior to that, Mr. Verstegen served as Vice President from 2002 to 2006. In addition, Mr. Verstegen served as President of Plexus Technology Group since 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market price per share
     For the fiscal years ended September 30, 2006 and October 1, 2005, the Company’s Common Stock has traded on the NASDAQ Stock Market. Since July 1, 2006, our market has been known as the Nasdaq Global Select Market. The price information below represents high and low sale prices of our common stock for each quarterly period.

	Fiscal Year Ended September 30, 2006
	High	Low
First Quarter	$23.50	$16.09
Second Quarter	$38.70	$21.94
Third Quarter	$47.05	$31.45
Fourth Quarter	$34.41	$18.08

	Fiscal Year Ended October 1, 2005
	High	Low
First Quarter	$14.54	$11.05
Second Quarter	$13.07	$10.13
Third Quarter	$14.99	$10.02
Fourth Quarter	$17.93	$13.50
     See also “Performance Graph” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.
Shareholders of record; Dividends
     As of November 27, 2006, there were approximately 800 shareholders of record. We have not paid any cash dividends. We anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. However, we may in the future consider repurchasing a portion of our shares outstanding as allowed per our common stock buyback program. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
     There were no repurchases of shares by the Company during the fourth quarter of fiscal 2006.
     Plexus has a common stock buyback program that permits it to acquire up to 6 million shares of its common stock for an amount of up to $25.0 million. To date, no shares have been repurchased under this program.

ITEM 6. SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
	September 30,		October 1,		September 30,		September 30,		September 30,
	2006		2005		2004		2003		2002

Operating Statement Data

Net sales	$1,460,557		$1,228,882		$1,040,858		$807,837		$883,603

Gross profit	158,700		105,736		86,778		52,965		81,320

Gross margin percentage	10.9%		8.6%		8.3%		6.6%		9.2%

Operating income (loss)	80,262		(9,745	)(2)	9,216	(3)	(71,531	)(4)	(3,636	)(5)

Operating margin percentage	5.5%		(0.8%)		0.9%		(8.9%)		(0.4%)

Net income (loss)	100,025	(1)	(12,417	) (2)	(31,580	)(3)	(67,978	)(4)	(4,073	)(5)

Earnings (loss) per share (diluted)	$2.15	(1)	$(0.29	) (2)	$(0.74	)(3)	$(1.61	)(4)	$(0.10	)(5)

Cash Flow Statement Data

Cash flows provided by (used in) operations	$83,084		$81,967		$(21,352)		$(19,953)		$130,455

Capital equipment additions	34,865		21,707		18,086		22,372		30,760

Balance Sheet Data

Working capital	$359,068		$239,392		$215,360		$210,315		$219,854

Total assets	801,462		602,040		545,708		553,054		583,945

Long-term debt and capital lease obligations	25,653		22,310		23,160		23,502		25,356

Shareholders’ equity	481,567		340,015		351,413		371,016		430,689

Return on average assets	14.3%		(2.2%)		(5.7%)		(12.0%)		(0.7%)

Return on average equity	24.3%		(3.6%)		(8.7%)		(17.0%)		(0.9%)

Inventory turnover ratio	6.4	x	6.4	x	6.2	x	6.5	x	7.0	x

1)	In fiscal 2006, we recorded a favorable adjustment of $17.7 million in the Consolidated Statement of Operations related to the reduction of a previously recorded valuation allowance on our deferred income tax assets in the United States. In addition, we recorded $0.5 million loss, net of tax, related to a cumulative effect for a change in accounting principle related to the adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

2)	In fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with the impairments of goodwill related to our operations in the United Kingdom and Mexico, the closure of our Bothell, Washington (“Bothell’) facility (as previously announced in fiscal 2004), the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs. We also recorded certain adjustments to previously recognized restructuring and impairment costs.

3)	In fiscal 2004, we recorded restructuring and impairment costs of approximately $9.3 million, which were primarily associated with the remaining lease obligations for two previously abandoned facilities near Seattle, Washington (the “Seattle facilities”), severance costs associated with the closure of our Bothell facility, the impairment of certain abandoned software, and the remaining lease obligation and severance costs related to the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In addition, we recorded a $36.8 million valuation allowance for deferred income tax assets.

4)	In fiscal 2003, we recorded restructuring and impairment costs of approximately $59.3 million ($36.8 million after-tax) which primarily related to closing facilities in Richmond, Kentucky and San Diego, California. In addition, we adopted Statement of Financial Accounting Standards No. 142 for the accounting of goodwill and other intangible assets. We determined that a pre-tax transitional impairment charge of $28.2 million was required, which was recorded as a cumulative effect of a change in accounting for goodwill ($23.5 million after-tax).

5)	In fiscal 2002, we completed the acquisition of certain assets of MCMS, Inc. (“MCMS”). The results from operations of the assets acquired from MCMS are reflected in our financial statements from the date of acquisition (January 2002). No goodwill resulted from the acquisition. We incurred approximately $0.3 million of acquisition costs in fiscal 2002 associated with the acquisition of the MCMS operations. We also recorded fiscal 2002 restructuring costs of approximately $12.6 million. Together, these costs totaled approximately $8.3 million after-tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronics Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers, (“OEMs”), and other technology companies in a number of industry sectors that are described below. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping and new product introduction, testing, manufacturing, product configuration, logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and Risk Factors included herein Item 1A.
     Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured product internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the internet. In addition, the federal Food and Drug Administration’s approval of new medical devices can affect our business in the medical sector, and Department of Defense procurement regulations and processes can affect our sales in the defense sector. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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
EXECUTIVE SUMMARY
     Fiscal 2006. Net sales for fiscal 2006 increased by $231.7 million, or 19 percent, over fiscal 2005 to $1.5 billion. Net sales to each of our end-markets or sectors, were higher in the current-year than in the prior year, except for net sales to the wireless sector. Net sales in the defense/security/aerospace sector, which benefited in the current-year from production of a new program, exhibited the highest percentage growth; however, net sales to this customer in the defense sector can be particularly episodic. We expect net sales in this sector to decrease significantly in the beginning of fiscal 2007 as compared to the second half of fiscal 2006.
     Net income for fiscal 2006 was a record $100.0 million, and diluted earnings per share were $2.15, which compared favorably to a net loss of $(12.4) million, or $(0.29) per diluted share for fiscal 2005. Fiscal 2006 included a favorable adjustment of $17.7 million to the tax provision for a reduction in the valuation allowance on deferred income tax assets in the United States (“U.S.”). Fiscal 2005 included $39.2 million ($39.2 million after-tax) of charges for goodwill impairment ($26.9 million) and other restructuring charges which together were the equivalent of $0.90 per diluted share.
          In addition to the positive effect of increased net sales, earnings in fiscal 2006 benefited from the absence of impairments of goodwill and other restructuring and asset impairment charges, and higher interest income earned on greater investment balances in a higher interest-rate environment. Operationally, we expanded both gross and operating margins as more fully discussed below.
          Gross margins were 10.9 percent for fiscal 2006, which compared favorably to 8.6 percent for fiscal 2005. Gross margins in fiscal 2006 benefited from the operating leverage gained on increased revenues while moderating the increase in fixed manufacturing costs, favorable changes in the customer and sector mix and further operational efficiencies.
          Selling and administrative expenses were $78.4 million for fiscal 2006, an increase of $2.1 million, or 2.8 percent increase from the $76.3 million incurred during fiscal 2005. The current-year period had increased salaries and benefits, reflecting wage increases and additional compensation expense for variable incentive and stock-based compensation. There was no stock-based compensation expense in the prior-year periods. The growth in selling and administrative expense in fiscal 2006 was moderated by favorable recoveries of previously written-off accounts receivable and lower spending for compliance with Section 404 of the Sarbanes-Oxley Act (“SOX”).
          Fiscal 2005. Net sales for fiscal 2005 increased by $188.0 million, or 18 percent over fiscal 2004 to $1.2 billion. The increase reflected growth in all sectors, particularly in the wireless infrastructure, wireline/networking, industrial and medical sectors.
          Net loss for fiscal 2005 was $(12.4) million and diluted earnings per share were $(0.29), which compared favorably to the net loss of $(31.6) million, or $(0.74) per diluted share, for fiscal 2004. In fiscal 2004, our net loss was impacted by the recognition of a full valuation allowance of $36.8 million on our net U.S. deferred income tax assets.
          Gross margins were 8.6 percent for fiscal 2005 as compared to 8.3 percent for fiscal 2004. Gross margins in fiscal 2005 benefited from the operating leverage gained on incremental revenues attained on a relatively fixed manufacturing cost structure, favorable changes in the customer and sector mix of revenues, and the continued application of “lean” manufacturing practices to enhance operational effectiveness.
          For fiscal 2005, selling and administrative expenses increased $8.1 million or 11.8 percent to $76.3 million. Fiscal 2005 had increased salaries and benefits, reflecting wage increases and additional head count. In addition, there was significant spend associated with our initial efforts to comply with SOX.
          Reportable Segments. A further discussion of our fiscal 2006 and 2005 financial performance by reportable segment is presented below:
•	United States: Net sales for fiscal 2006 increased $132.4 million, or 14.4 percent, over fiscal 2005 to $1,052.5 million. This growth reflected increased sales to several customers including Juniper Networks Inc. (“Juniper”), General Electric Corp. (“GE”) and a new customer within the defense sector. Operating income for fiscal 2006 improved $35.9 million over fiscal 2005, primarily as a result of increased net sales on a relatively fixed manufacturing cost structure, favorable changes in customer mix and continued operational improvements.

Net sales for fiscal 2005 increased $165.4 million, or 21.9 percent, over fiscal 2004 to $920.1 million. The revenue growth reflected increased net sales to several customers including Juniper and GE. Operating income improved $9.0 million for fiscal 2005, as compared to fiscal 2004, primarily as a result of increased net sales on a relatively fixed manufacturing cost structure, favorable changes in customer mix and operational improvements.

•	Asia: Net sales for fiscal 2006 increased $150.4 million, or 91.1 percent, over fiscal 2005 to $315.4 million as our facilities in this low-cost region became an increasingly important source for printed circuit board assemblies (“PCBA’s”). Operating income improved $20.0 million to $27.8 million for fiscal 2006 as compared to fiscal 2005. Earnings benefited from the incremental net sales and the turnaround from a loss to a profit at our second facility in Penang, which began production in the first quarter of fiscal 2005 and incurred start-up losses through much of fiscal 2005.

Net sales for fiscal 2005 increased $60.0 million, or 57.0 percent, over fiscal 2004 to $165.1 million. Operating income improved $3.4 million to $7.8 million for fiscal 2005. Earnings benefited from the incremental net sales.

We previously announced both the acquisition of a third facility in Penang, Malaysia (“Penang”) and the expansion of our current facility in Xiamen, China (“Xiamen”). Operations in the expanded facilities are expected to begin later in fiscal 2007.

•	Europe: Net sales declined by $10.0 million, or nearly 9.6 percent, to $94.3 million in fiscal 2006, as compared to fiscal 2005. The revenue decline was attributable to reduced demand from a medical customer in fiscal 2006. Operating income decreased $3.0 million or 45.5 percent, to $3.6 million for fiscal 2006. Lower operating income was related to lower net sales and the write-down of inventory to its net realizable value for a financially distressed customer.

Net sales declined by $2.9 million, or 2.7 percent, to $104.3 million in fiscal 2005, as compared to fiscal 2004. Operating income decreased $2.1 million, or 24.6 percent, to $6.6 million for fiscal 2005. Lower operating income was attributable to lower net sales and unfavorable changes in the customer mix.

•	Mexico: Net sales declined by $34.8 million, or 28.5 percent, to $87.3 million for fiscal 2006 as compared to fiscal 2005. The decline in net sales was principally related to the decision of a medical customer to transfer production back to a Plexus facility located in the United States as well as lower demand from current customers and the disengagement of other customers. The decrease in net sales resulted in an operating loss of $(4.2) million for fiscal 2006.

Net sales increased by $23.2 million, or 23.5 percent to $122.2 million for fiscal 2005, as compared to fiscal 2004. The growth primarily related to incremental demand from existing customers. For fiscal 2005, we incurred an operating loss of $(3.4) million as compared to operating income of $3.2 million in fiscal 2004. The $6.6 million reduction in operating income resulted from manufacturing inefficiencies and material control issues in our Juarez, Mexico (“Juarez”) facility.
          For our significant customers, we generally manufacture product in more than one location. For example, manufacturing for Juniper, our largest customer, occurs in the United States and Asia. Manufacturing for GE, a significant customer, takes place in the United States, Asia, and Mexico. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
          The effective income tax rates for fiscal 2006, 2005 and 2004 were (20.6) percent, (12.9) percent and 515 percent, respectively. The fiscal 2006 income tax benefit reflects a reduction in the valuation allowance on U.S. deferred income tax assets of $17.7 million as well as increased pre-tax income in Malaysia and China, where we currently have tax holidays which extend through 2019 and 2013, respectively. We currently expect the annual effective tax rate for fiscal year 2007 to be approximately 25 percent.
          Our primary financial metric for measuring financial performance is after-tax return on capital employed (ROCE), which exceeded in fiscal 2006 our estimated 15 percent weighted average cost of capital. We define after-tax ROCE as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period, which is equity plus debt, less cash and cash equivalents and short-term investments. After-tax ROCE for the fiscal 2006 was 28.8 percent, a substantial improvement over the 8.7 percent achieved in the fiscal 2005. After-tax ROCE is expected to decline in fiscal 2007 as a result of the much higher effective tax rate in the current year. See the table below for our ROCE calculation (dollars in thousands):

	Fiscal years ended
	September 30,	October 1,
	2006	2005

Operating income (tax effected), excluding unusual charges	$79,781	$27,946

Average capital employed	277,033	321,610

After-tax return on capital employed (ROCE)	28.8%	8.7%

     Fiscal 2007 outlook: Our financial goals for fiscal 2007 are to build on the prior year’s achievements and to focus on attaining industry-leading organic net sales growth and further improvements in operating income. We currently expect the first quarter of fiscal 2007 net sales to be in the range of $385 million and $395 million; however, our results will ultimately depend upon the actual level of customer orders, which could vary. Assuming that net sales are in that range, we would currently expect to earn, before any restructuring and impairment costs, between $0.31 to $0.35 per diluted share. Our fiscal 2007 earnings will be impacted by increased salary and wage rates of approximately 3.8 percent for employees in North America as well as additional capacity in Asia and increased depreciation expense. We hope to mitigate these cost increases with continued process improvements throughout our organization in fiscal 2007.
     See “Risk Factors,” in Item 1A hereof, which sets forth some of the other factors which could effect our net sales, operations and earnings going forward.
FACILITY CLOSURES/ACQUISITIONS
     In fiscal 2006, we announced our intention to close the Maldon, England (“Maldon”) manufacturing facility and transition the customer programs to our Kelso, Scotland manufacturing facility. The decision was the result of reduced customer demand in the United Kingdom. We expect to close the Maldon facility in the second quarter of fiscal 2007.
     In fiscal 2006, we announced the purchase of a third manufacturing facility in Penang. The new facility will provide an additional 364,000 square feet of manufacturing space. The initial investment for the facility of approximately $11.0 million is expected to be completed in the first quarter of fiscal 2007; we expect to begin manufacturing in the second quarter of fiscal 2007.
     In fiscal 2006, we also announced the expansion of our manufacturing facility in Xiamen by approximately 60,000 square feet. This will increase our manufacturing capacity at this facility to 120,000 square feet.
     In fiscal 2005, we closed our Bothell engineering and manufacturing facility and transitioned the remaining customer programs to other Plexus sites.
     In fiscal 2004, we purchased a second manufacturing facility in Penang, which commenced manufacturing activities in the first quarter of fiscal 2005. The expansion was driven by additional demand from our customers in this relatively low-cost country.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended				Fiscal years ended
			Variance				Variance
	September 30,	October 1,	Increase/		October 1,	September 30,	Increase/
	2006	2005	(Decrease)		2005	2004	(Decrease)
Net sales	$1,460.6	$1,228.9	$231.7	19%	$1,228.9	$1,040.9	$188.0	18%
     Net sales for fiscal 2006 increased 19 percent from fiscal 2005. The net sales growth was due to increased demand from several of our customers. Net sales in the wireline/networking sector grew in line with our overall growth rate of 19 percent. Our growth in net sales in this sector was driven by increased revenues with our existing customers, including Juniper, as well as the addition of new customers. The largest percentage sales growth occurred in the defense/security/aerospace sector, where the growth was primarily attributable to a new major defense program in fiscal 2006 along with other gains from existing and new customers.
     Net sales for fiscal 2005 increased 18 percent from fiscal 2004. The increase reflects increased growth in all sectors, particularly in the wireline/networking sector. The net sales growth in wireline/networking was derived primarily from Juniper as our net sales to them increased by approximately $93.0 million or 64 percent in fiscal 2005 as compared to fiscal 2004. Net sales in the medical sector had the second largest net sales growth in terms of dollars. The net sales growth in this sector was primarily attributable to GE.
     Our net sales by industry for the indicated periods were as follows:

	Fiscal years ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Wireline/Networking	38%	38%	37%
Wireless Infrastructure	9%	10%	10%
Medical	26%	30%	31%
Industrial/Commercial	18%	17%	17%
Defense/Security/Aerospace	9%	5%	5%

	100%	100%	100%

     The percentages of net sales to customers representing 10 percent or more of sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Juniper Networks	19%	19%	14%
General Electric	12%	12%	*
Top 10 customers	59%	60%	51%

*	Represents less than 10 percent of net sales
     Sales to our customers may vary from time to time depending on the size and timing of program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and our customer concentration has remained above 55 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Fiscal years ended				Fiscal years ended
			Variance				Variance
	September 30,	October 1,	Increase/		October 1,	September 30,	Increase/
	2006	2005	(Decrease)		2005	2004	(Decrease)
Gross Profit	$158.7	$105.7	$53.0	50.1%	$105.7	$86.8	$18.9	21.8%
Gross Margin	10.9%	8.6%			8.6%	8.3%
     For fiscal 2006 improved gross profit and gross margin was primarily due to increased net sales, favorable changes in the customer mix, continued operating efficiencies at several manufacturing locations and only moderately increased fixed manufacturing expense. Fixed manufacturing expense increased approximately $8.1 million in fiscal 2006 primarily due to increased salaries and benefits for additional employees, as well as increased variable incentive and stock-based compensation. We expect to begin operations at our new facility in Penang by the second quarter of fiscal 2007. Based on our past experience, there will be an initial period of start-up losses or reduced margins at this facility until it is fully operational, which will affect results in fiscal 2007. The expansion of Xiamen will not require significant incremental resources for fixed manufacturing expense and, therefore, margins are not expected to be unfavorably impacted from this expansion.

     For fiscal 2005, gross profit improvements were primarily due to higher net sales and improved operating efficiencies at several sites arising from lean manufacturing and other cost-reduction initiatives. Gross profit and gross margin improvements were moderated, however, as a result of manufacturing inefficiencies and material control issues in our Juarez facility. Lower sales from traditionally higher-margin engineering services, and start-up costs related to a new facility in Penang negatively impacted gross profit and gross margin in fiscal 2005.
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
     Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended				Fiscal years ended
			Variance				Variance
	September 30,	October 1,	Increase/		October 1,	September 30,	Increase/
	2006	2005	(Decrease)		2005	2004	(Decrease)
S&A	$78.4	$76.3	$2.1	2.8%	$76.3	$68.3	$8.0	11.7%
Percent of net sales	5.4%	6.2%			6.2%	6.6%
     The dollar increase in S&A for fiscal 2006 was due to increased salaries and benefits, reflecting wage increases and additional expense for variable incentive and stock-based compensation. Variable incentive compensation increased by approximately $3.3 million in fiscal 2006 compared to fiscal 2005. Stock-based compensation included in S&A was approximately $2.1 million for fiscal 2006. There was no stock-based compensation for fiscal 2005. These increases in S&A were offset by the recovery of previously written off accounts receivable of approximately $1.8 million as well as reduced spending of approximately $1.8 million for external resources associated with SOX in fiscal 2006. The decrease in S&A as a percent of net sales was due primarily to 19 percent increase in net sales in fiscal 2006 from fiscal 2005.
     The dollar increase in S&A for fiscal 2005 was due to a combination of factors including increased spending for internal and external resources to comply with Section 404, an increase in bad debt expense, in part due to a small customer that encountered a liquidity issue during fiscal 2005, and the expense of additional personnel and other administrative expenses to support growth in Asia. These increases were offset in part by lower variable incentive compensation. The decrease in S&A as a percent of net sales was due primarily to the 18 percent increase in net sales in fiscal 2005 over the prior year.
     Restructuring and impairment costs. Our restructuring and impairment costs for fiscal 2006, 2005 and 2004 (dollars in millions) were as follows:

	Fiscal years ended
	September 30,	October 1,	September 30,
	2006	2005	2004
Goodwill impairment	$—	$26.9	$—
Lease exit costs and other	—	6.5	0.4
Asset impairments	0.1	3.9	2.1
Severance costs	0.9	2.2	2.5
Adjustments to lease exit costs/other	(1.0)	(0.7)	4.3
Adjustments to asset impairments	—	0.4	—

Total restructuring and impairment costs	$—	$39.2	$9.3

     The restructuring and impairment costs were associated with various segments. Such costs were not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and impairment costs by reportable segment.
     Fiscal 2006 restructuring and asset impairment costs: For fiscal 2006, we recorded pre-tax restructuring and asset impairment costs of $1.0 million, related to the decisions to initially convert and then ultimately close our Maldon facility and to reduce the workforce in Juarez. For fiscal 2006, these restructuring costs were offset by favorable adjustments in lease obligations of $0.8 million, as a result of entering into lease termination or sublease agreements for three of our previously closed facilities in the Bothell and Seattle, Washington area, as well as favorable adjustments of $0.2 million, related to other restructuring accruals. The details of these fiscal 2006 restructuring actions are listed below:
     Maldon Facility Closure: We announced the decision to close our Maldon facility in July 2006. For fiscal 2006, we recorded $0.5 million for severance and asset impairments related to the closure of the Maldon facility. This restructuring affected 77 employees. We expect to incur an additional $0.7 million for retention and other costs when the Maldon facility closes by the end of March 2007.
     Maldon Facility Conversion: In the third quarter of fiscal 2005, we announced a planned workforce reduction at the Maldon facility to convert this manufacturing facility to a fulfillment, service and repair facility. As a result of this planned conversion, we recorded expenses of $0.2 million for retention bonuses (severance cost) for fiscal 2006 related to the workforce reduction as part of the Maldon facility conversion. This restructuring affected 43 employees.
     Other Restructuring Costs. In fiscal 2006, we recorded pre-tax restructuring costs of $0.3 million related to severance for our Juarez facility. The Juarez workforce reductions affected approximately 46 employees.
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
     Goodwill Impairment. We are required to perform goodwill impairment tests at a minimum on an annual basis, for which we selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There was no impairment of goodwill in fiscal 2006. In the third quarter of fiscal 2005, we recorded goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of goodwill associated with our operations in the U. K. (our European reportable segment) and $10.8 million represented a full impairment of goodwill associated with our operations in Juarez (our Mexican reportable segment). As of September 30, 2006, we have remaining goodwill of $7.4 million related to our operations in the U.K..
     The impairment of goodwill associated with operations in the U.K. arose primarily from a significant medical customer’s intention to transfer future production from the U.K. to a lower-cost location. The impairment also reflected lowered expectations for the U.K.’s electronics manufacturing services industry, in general. The impairment of goodwill associated with operations in Juarez reflected a lowered forecast of near-term profits and cash flows associated with operational issues and an anticipated transfer of a major customer’s program to another Plexus manufacturing facility.
     Bothell Facility Closure. During fiscal 2005, we incurred significant restructuring costs associated with the closure of the Bothell facility. We transferred key customer programs from the Bothell facility (a part of our United States reportable segment) to other Plexus locations, primarily in the United States. This restructuring reduced our capacity by 97,000 square feet and affected approximately 160 employees. We announced our intention to close the Bothell facility in fiscal 2004 and that action was completed during fiscal 2005. During fiscal 2005 and 2004, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, which consisted of the following elements:
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
     Shop Floor Data-Collection System Impairment. During fiscal 2005, we recorded a $3.8 million impairment of the remaining elements of a shop floor data-collection system. We had previously recorded a $1.7 million impairment related to the shop floor data-collection system in fiscal 2004 when it was determined that certain elements would not be utilized in any capacity. During the first quarter of fiscal 2005, we extended a maintenance and support agreement for the data-collection system through July 2005 to provide additional time to evaluate the remaining elements of the system. Based on our evaluation, we determined that the shop floor data-collection system was impaired. We abandoned deployment of these remaining elements of the shop floor data-collection system because the anticipated business benefits could not be realized. These costs were not allocated to a specific geographic reportable segment.
     Other Restructuring Costs. During fiscal 2005, we also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility (our Mexican reportable segment). The Juarez workforce reduction affected approximately 50 employees;

•	$0.3 million for severance associated with the elimination of a corporate executive position. These costs were not allocated to a specific geographic reportable segment;

•	$0.2 million for a planned workforce reduction at a facility in Maldon. We originally planned to focus the Maldon facility on fulfillment and service and repair. This transition was expected to be completed by the end of fiscal 2006 and result in a net workforce reduction of approximately 25 employees. Subsequently, during fiscal 2006 it was decided to close the Maldon facility and consolidate U.K. manufacturing in the Kelso, Scotland facility rather than simply downsize the employment level at Maldon.

•	$0.3 million of other restructuring costs. These costs were not allocated to a specific geographic reportable segment.
     Adjustments to Provisions: During fiscal 2005, we recorded certain adjustments to previously recognized restructuring and impairment costs. All adjustments to provisions are associated with prior actions in the United States:
•	$0.4 million additional expense related to additional impairment of the closed facility in San Diego. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to the net present value of future sublease income;

•	a $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah. The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, we reactivated use of the warehouse in the second quarter of fiscal 2005;

•	a $0.3 million reduction in an accrual for lease obligations for one of the closed facilities near Seattle. We subleased one of the two closed Seattle facilities held under operating leases.
     The fiscal 2005 restructuring actions have reduced cost of sales through lower facilities costs and employee expenses.
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

     Adjustments to Provisions: The estimated cost for the closure of the Seattle facilities was included in our fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, we determined that we would most likely not be able to sublease the Seattle facilities. Accordingly, we recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. We also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, which had also been included in restructuring actions in fiscal 2003. These adjustments were associated with our United States reportable segment.
     Bothell Facility Closure: In fiscal 2004, we incurred restructuring and impairment costs related to the Bothell closure of $1.8 million, which consisted of $1.5 million associated with employee terminations and $0.3 million associated with fixed asset impairments. Our fiscal 2004 restructuring actions, combined with other factors, also led to the establishment of a $36.8 million valuation allowance on deferred income tax assets in fiscal 2004 (see discussion below).
     Shop Floor Data-Collection System Impairment: We recorded a $1.7 million impairment for certain modules of software for a shop-floor data-collection system because the originally anticipated business benefits could not be realized. Although we continued to evaluate the remaining elements of the shop floor data-collection system into fiscal 2005, an impairment of the remaining elements of the shop floor data-collection system was taken in fiscal 2005 after the evaluation was complete. These costs were not allocated to a specific geographic reportable segment.
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
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	September 30,	October 1,	September 30,
	2006	2005	2004
Income tax expense (benefit)	$(17.2)	$1.4	$39.2

Effective annual tax rate	(20.6)%	(12.9)%	515.0%
     During fiscal 2006, we recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on U.S. deferred income tax assets (see further discussion below) and increased income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the United Kingdom. In the fourth quarter of fiscal 2006, we reversed $17.7 million of the previously recorded valuation allowance as a credit to income tax.
     Under SFAS No. 109, historical and projected financial results (along with any other positive or negative evidence) should be considered when assessing our ability to generate future taxable income and realize any net deferred income tax assets. Our U.S. operations generated significant pre-tax income in fiscal 2006. Based on our fiscal 2006 pre-tax income and an assessment of expected future profitability in the U.S., we concluded that it was more likely than not that the tax benefits of our cumulative net deferred income tax assets in the U.S. would be utilized in the future. Therefore, we reversed $17.7 million of the valuation allowance as noted above.
     As a result of using the with-and-without method, we are required to record a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options. Under these provisions, we have recorded a valuation allowance of $16.7 million in fiscal 2006 against our net operating loss carryforwards as of September 30, 2006. This valuation allowance will be credited to Additional Paid in Capital when these net operating loss carryforwards are eventually realized through a reduction of our income taxes payable.
     In addition, there is a remaining valuation allowance of $3.3 million as of September 30, 2006, related to various state deferred income tax assets for which utilization is uncertain due to a lack of sustained profitability and limited carryforward periods in these states.

     We currently expect the annual effective tax rate for fiscal year 2007 to be approximately 25 percent.
     The reduction in fiscal 2005 income tax expense compared to the prior year was primarily due to the establishment in fiscal 2004 of a valuation allowance on the U.S. deferred income tax asset (see further discussion below). Fiscal 2005 income tax expense of $1.4 million arose primarily from taxable income generated in the United Kingdom. Our expanding operations in Asia were profitable; however, those operations benefit from tax holidays which therefore resulted in no income tax expense for our Asian operations. Our U.S operations generated a pre-tax loss; however, a full valuation allowance against such losses eliminated any associated U.S. income tax benefit.
     In fiscal 2004 income tax expense was primarily due to establishing a $36.8 million valuation allowance on all of our U.S. Federal and state deferred income tax assets. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided when it is more likely than not that the related income tax assets will not be utilized. Under SFAS No. 109, unless specific exceptions apply, historical operating results are a strong indicator of a company’s ability to generate future taxable income. As a result of us having a net loss in the U.S. for income tax purposes in fiscal 2004, 2003 and 2002, we established a full valuation allowance on our U.S. deferred income tax assets in fiscal 2004.
     In July 2005, a legislative body of the U.K. enacted the Finance Act (the “Finance Act”), which may limit the deduction of interest expense incurred in the U.K. when the corresponding interest income earned by the other party is not taxable to such party. We currently extend loans from a U.S. subsidiary to a U.K. subsidiary, which is affected by the Finance Act. The Finance Act is effective for interest expense incurred by the U.K. subsidiary on these loans arising or accrued after March 16, 2005. For fiscal 2006, we provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on our proposed agreement with the tax authorities in the U.K. regarding the application of the Finance Act to our circumstances.
     In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2006 and 2005, we did not repatriate any qualified earnings pursuant to the Jobs Act.
LIQUIDITY AND CAPITAL RESOURCES
     Cash flows provided by operating activities were $83.1 million for fiscal 2006, compared to cash flows provided by or (used in) operating activities of $82.0 million and $(21.4) million for fiscal 2005 and 2004, respectively. During fiscal 2006, cash provided by operating activities was primarily provided by earnings (after adjusting for the non-cash effects of depreciation and amortization expense, deferred income taxes and stock-based compensation expense) and increased accounts payable. These positive cash flow effects were offset, in part, by higher accounts receivable and inventory to support increased net sales.
     Our annualized days sales outstanding in accounts receivable for fiscal 2006 increased to 52 days from 50 days for the prior year due to slower cash collections in fiscal 2006.
     Our inventory turns were unchanged at 6.4 turns for fiscal 2006 and fiscal 2005. Inventories increased $44.2 million from October 1, 2005, primarily as a result of increased customer demand in the first quarter of fiscal 2007 as compared to the same period in the prior fiscal year as well as slightly lower forecasted inventory turns in the first quarter of fiscal 2007.
     Cash flows used in investing activities totaled $(54.3) million for fiscal 2006. The primary investments included $34.9 million for purchases of property, plant and equipment and $20.0 million of net purchases of short-term securities. Fiscal 2006 purchases of property, plant and equipment included $10.3 million, $18.5 million, $0.4 million and $0.9 million related to our U.S., Asian, U.K. and Mexican operations, respectively.
     We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2006. Our actual level of capital expenditures for fiscal 2007 will depend on anticipated demand, but we currently expect to spend in the range of $65 million to $75 million, which includes approximately $30 million to $40 million for the previously announced expansion of our Asian operations.
     Cash flows provided by financing activities, totaling $35.5 million for fiscal 2006, primarily represents proceeds from the exercise of stock options, offset by net payments on debt and capital lease obligations.

     We believe that our projected cash flows from operations, cash and cash equivalents, short-term investments, the Secured Credit Facility and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2007. Although our net sales growth anticipated for fiscal 2007 will increase our working capital needs, we currently do not anticipate having to utilize our Secured Credit Facility to finance this growth. Consequently, we are planning to amend our Secured Credit Facility in fiscal 2007 to reduce the committed amount from $150 million to $100 million and provide for an “accordion” feature which would provide for an additional $100 million of financing under the same terms and conditions. With an amended Credit Facility, we expect to reduce our commitment fees and interest expense, increase the term of the amended Credit Facility from 3 years to 5 years and change the arrangement from a secured to unsecured basis. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We anticipate using our earnings to support the future growth of our business. We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. However, we may in the future consider repurchasing some of our outstanding shares as part of our existing stock buyback program, which was approved by the Board of Directors.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2006 (in thousands):

	Payments Due by Fiscal Year
					2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	thereafter

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	43,136	3,311	7,628	7,968	24,229
Operating Lease Obligations (1)	48,753	11,279	14,266	8,056	15,152
Purchase Obligations (2)	260,410	258,706	1,320	58	326
Other Long-Term Liabilities on the Balance Sheet (3)	9,549	3,222	1,322	1,514	3,491
Other Long-Term Liabilities not on the Balance Sheet (4)	2,010	670	1,340	—	—

Total Contractual Cash Obligations	$363,858	$277,188	$25,876	$17,596	$43,198

1)	As of September 30, 2006, operating lease obligations for fiscal 2007 included a future payment of $2.1 million related to accrued lease costs attendant a restructuring. The lease obligation was fully paid in October 2006. The related accrued lease costs were included in accrued other liabilities on the balance sheet as of September 30, 2006.

2)	As of September 30, 2006, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

3)	As of September 30, 2006, other long-term obligations on the balance sheet included: deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation.

4)	As of September 30, 2006, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment is terminated for an executive officer of the Company. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in Note 1 to the Consolidated Financial Statements. During fiscal 2006, there were no material changes to these policies other than stock-based compensation and conditional asset retirement obligations as noted below. Our more critical accounting policies are noted below:

     Stock-Based Compensation — Effective October 2, 2005, we adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro forma basis. We continue to use the Black-Scholes valuation model to value stock options. See Note 1 in Notes to Consolidated Financial Statements for further information.
     Conditional Asset Retirement Obligations – In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of FIN 47 in the fourth fiscal quarter of fiscal 2006, we recorded an increase in property, plant and equipment, net of $0.1 million and recognized an asset retirement obligation of $0.6 million. This resulted in the recognition of a non-cash charge of $0.5 million ($0.5 million after-tax, or $0.01 per share) for fiscal 2006 which was reported as a cumulative effect of an accounting change. See Note 1 in Notes to the Consolidated Financial Statements for further information.
     Impairment of Long-Lived Assets – We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings. See Note 9 in Notes to Consolidated Financial Statements for discussion of additional asset impairments recorded in fiscal 2006.
     Intangible Assets – Under SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead we test those assets for impairment, at least annually, and recognize any related losses when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year or more frequently if an event or circumstance indicates that an impairment has occurred. See Note 9 in Notes to Consolidated Financial Statements for discussion of $26.9 million of goodwill impairment recorded in fiscal 2005.
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
     Revenue – Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to our customers under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
     Income Taxes – Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although our net deferred income tax assets still reflect a $3.3 million valuation allowance against certain deferred income tax assets, we may not be able to utilize these deferred income tax assets to offset future taxable income in such states.
NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts are indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP No. 109-2 provided companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards (SFAS) No. 109. The Company has completed its evaluation of the impact of the repatriation provisions of FSP No. 109-2 and has elected not to repatriate any foreign earnings under the Act. As a result, the adoption of FSP No. 109-2 did not have a material impact on our consolidated results of operations, financial position and cash flows for fiscal 2006.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. The effective date for FIN 48 is as of the beginning of fiscal years that start subsequent to December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effective date for SFAS No. 157 is as of the beginning of fiscal years that start subsequent to November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated results of operations, financial position and cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective as of the beginning of fiscal years that start subsequent to November 15, 2006. We currently do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations, financial position and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Presently, we use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of September 30, 2006, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2006	2005	2004

Net Sales	7%	9%	10%
Total Costs	12%	13%	14%
Interest Rate Risk
     We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We currently do not use any interest-rate swaps or other types of derivative financial instruments to hedge interest rate risk.
     The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.
     Our only material interest rate risk is associated with our secured credit facility, which is currently unused. A 10 percent change in the weighted average interest rate on average long-term borrowings would have had only a nominal impact on net interest expense in fiscal 2006, 2005 and 2004.
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
     Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of September 30, 2006, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of September 30, 2006, the Company’s internal control over financial reporting was effective.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited management’s assessment of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report included herein on page 37.
     Changes in Internal Control Over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     During the course of the Company’s assessment of its internal control over financial reporting, the Company has identified certain internal control issues which management believes should be improved. The Company is continually making improvements to its internal controls over financial reporting as a result of its review efforts; however, management does not believe these improvements represent a significant change that would be likely to materially affect the Company’s internal control over financial reporting. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.
     The matters noted herein have been discussed with the Company’s Audit Committee. The Company believes that it is taking the necessary steps to monitor and maintain appropriate internal control during periods of change.
ITEM 9B. OTHER INFORMATION.
     None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in response to this item is incorporated herein by reference to “Election of Directors”, “Corporate Governance”, in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
     Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investors” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference to “Corporate Governance – Directors’ Compensation,” “Executive Compensation” and “Compensation and Leadership Development Committee Report” in the 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement.
Equity Compensation Plan Information
     The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 30, 2006:

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by securityholders	3,248,313	$25.18	2,337,160

Equity compensation plans not approved by securityholders	-0-	$ n/a	-0-

Total	3,248,313	$25.18	2,337,160

(1)	Represents options granted under the 1998 Stock Option Plan, the 1995 Directors’ Stock Option Plan or the 2005 Equity Incentive Plan (the “Option Plans”), all of which were approved by shareholders.

(2)	Includes, in addition to options that may be granted under the 2005 Equity Incentive Plan, 1,195,774 authorized shares which have not yet been purchased by employees under the 2005 Employee Stock Purchase Plan. No further awards may be made under the 1998 Stock Option Plan or the 1995 Directors’ Stock Option Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to “Corporate Governance” and “Certain Transactions” in the 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference to the subheading “Auditors — Fees and Services” in the 2007 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed

Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 36

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedules
September 30, 2006

Contents	Pages
Report of Independent Registered Public Accounting Firm	37

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended September 30, 2006, October 1, 2005 and September 30, 2004	39

Consolidated Balance Sheets as of September 30, 2006 and October 1, 2005	40

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2006, October 1, 2005 and September 30, 2004	41

Consolidated Statements of Cash Flows for the years ended September 30, 2006, October 1, 2005 and September 30, 2004	42

Notes to Consolidated Financial Statements	43

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2006, October 1, 2005 and September 30, 2004	69

Report of Independent Registered Public Accounting Firm
To the Shareholders and
Board of Directors
of Plexus Corp:
We have completed integrated audits of Plexus Corp.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 30, 2006 and October 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95”, and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. These accounting pronouncements were both adopted in the fiscal year ending September 30, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 30, 2006

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 2006, October 1, 2005 and September 30, 2004
(in thousands, except per share data)

	2006	2005	2004

Net sales	$1,460,557	$1,228,882	$1,040,858
Cost of sales	1,301,857	1,123,146	954,080

Gross profit	158,700	105,736	86,778

Operating expenses:
Selling and administrative expenses	78,438	76,319	68,259
Goodwill impairment costs	—	26,915	—
Restructuring and asset impairment costs	—	12,247	9,303

	78,438	115,481	77,562

Operating income (loss)	80,262	(9,745)	9,216

Other income (expense):
Interest expense	(3,507)	(3,471)	(3,080)
Interest income	6,163	2,688	941
Miscellaneous	434	(470)	534

Income (loss) before income taxes and cumulative effect of change in accounting principle	83,352	(10,998)	7,611

Income tax expense (benefit)	(17,178)	1,419	39,191

Income (loss) before cumulative effect of change in accounting principle	100,530	(12,417)	(31,580)
Cumulative effect of change in accounting principle, net of income taxes of $3	(505)	—	—

Net income (loss)	$100,025	$(12,417)	$(31,580)

Earnings per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$2.23	$(0.29)	$(0.74)

Cumulative effect of change in accounting principle, net of tax	(0.01)	—	—

Net income (loss)	$2.22	$(0.29)	$(0.74)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$2.16	$(0.29)	$(0.74)
Cumulative effect of change in accounting principle, net of tax	(0.01)	—	—

Net income (loss)	$2.15	$(0.29)	$(0.74)

Weighted average shares outstanding:
Basic	45,146	43,373	42,961

Diluted	46,490	43,373	42,961

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2006 and October 1, 2005
(in thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$164,912	$98,727
Short-term investments	30,000	10,000
Accounts receivable, net of allowances of $1,100 and $3,000, respectively	209,737	167,345
Inventories	224,342	180,098
Deferred income taxes	10,232	127
Prepaid expenses and other	6,226	5,693

Total current assets	645,449	461,990

Property, plant and equipment, net	134,437	123,140
Goodwill	7,400	6,995
Deferred income taxes	4,542	1,572
Other	9,634	8,343

Total assets	$801,462	$602,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$997	$770
Accounts payable	215,332	159,068
Customer deposits	7,091	7,707
Accrued liabilities:
Salaries and wages	33,153	24,052
Other	29,808	31,001

Total current liabilities	286,381	222,598

Capital lease obligations, net of current portion	25,653	22,310
Other liabilities	7,861	13,499
Deferred income taxes	—	3,618

Commitments and contingencies (Notes 9 and 11)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, and 46,217 and 43,752 issued and outstanding, respectively	462	438
Additional paid-in capital	312,785	273,419
Retained earnings	158,868	58,843
Accumulated other comprehensive income	9,452	7,315

	481,567	340,015

Total liabilities and shareholders’ equity	$801,462	$602,040

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
for the years ended September 30, 2006, October 1, 2005 and September 30, 2004
(in thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, October 1, 2003	42,607	$426	$261,214	$102,840	$6,536	$371,016
Comprehensive income (loss):
Net loss	—	—	—	(31,580)	—	(31,580)
Foreign currency hedges and translation adjustments	—	—	—	—	5,260	5,260

Total comprehensive loss						(26,320)
Issuance of common stock under Employee Stock Purchase Plan	186	2	1,971	—	—	1,973
Exercise of stock options, including tax benefits	391	4	4,740	—	—	4,744

Balances, September 30, 2004	43,184	432	267,925	71,260	11,796	351,413

Comprehensive income (loss):
Net loss	—	—	—	(12,417)	—	(12,417)
Foreign currency translation adjustments	—	—	—	—	(4,481)	(4,481)

Total comprehensive loss						(16,898)
Issuance of common stock under Employee Stock Purchase Plan	204	2	2,235	—	—	2,237
Exercise of stock options, including tax benefits	364	4	3,259	—	—	3,263

Balances, October 1, 2005	43,752	438	273,419	58,843	7,315	340,015

Comprehensive income (loss):
Net income	—	—	—	100,025	—	100,025
Foreign currency translation adjustments	—	—	—	—	2,137	2,137

Total comprehensive income						102,162
Issuance of common stock under Employee Stock Purchase Plan	4	—	138	—	—	138
Stock based compensation expense	—	—	3,039	—	—	3,039
Exercise of stock options, including tax benefits	2,461	24	36,189	—	—	36,213

Balances, September 30, 2006	46,217	$462	$312,785	$158,868	$9,452	$481,567

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 2006, October 1, 2005 and September 30, 2004
(in thousands)

	2006	2005	2004

Cash flows from operating activities
Net income (loss)	$100,025	$(12,417)	$(31,580)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	23,310	23,890	25,449
Cumulative effect of change in accounting principle	505	—	—
Non-cash goodwill and asset impairments	59	31,217	2,106
Stock based compensation expense	3,039	—	—
Income tax benefit of stock option exercises	—	—	1,508
Provision for accounts receivable allowances	464	1,094	—
Deferred income taxes	(18,039)	4	46,946
Changes in assets and liabilities:
Accounts receivable	(41,521)	(19,946)	(35,492)
Inventories	(42,712)	(6,569)	(35,700)
Prepaid expenses and other	(1,810)	(644)	1,230
Accounts payable	59,971	58,658	1,526
Customer deposits	(714)	(584)	(2,847)
Accrued liabilities and other	507	7,264	5,502

Cash flows provided by (used in) operating activities	83,084	81,967	(21,352)

Cash flows from investing activities
Purchases of short-term investments	(32,500)	(19,500)	(86,903)
Sales and maturities of short-term investments	12,500	13,505	102,599
Payments for property, plant and equipment	(34,865)	(21,707)	(18,086)
Proceeds on sale of property, plant and equipment	608	202	—

Cash flows used in investing activities	(54,257)	(27,500)	(2,390)

Cash flows from financing activities
Proceeds from debt	1,292	16,648	159,752
Payments on debt and capital lease obligations	(2,149)	(17,916)	(160,753)
Proceeds from exercise of stock options	35,837	3,263	3,236
Income tax benefit of stock option exercises	376	—	—
Issuances of common stock under Employee Stock Purchase Plan	138	2,237	1,973

Cash flows provided by financing activities	35,494	4,232	4,208

Effect of foreign currency translation on cash and cash equivalents	1,864	(896)	1,465

Net increase (decrease) in cash and cash equivalents	66,185	57,803	(18,069)

Cash and cash equivalents, beginning of year	98,727	40,924	58,993

Cash and cash equivalents, end of year	$164,912	$98,727	$40,924

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
     Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.
     Effective October 1, 2004, the Company’s fiscal year ends on the Saturday closest to September 30 rather than on September 30, as was the case prior to fiscal 2005. In connection with the change to a fiscal year ending on the Saturday nearest September 30, the Company also changed the accounting for its interim periods to adopt a “4-4-5” weeks accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 week period. The accounting period for fiscal 2006 included 364 days, while the accounting periods for fiscal 2005 and fiscal 2004 each included 366 days.
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
     Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2006, 2005 and 2004, unrealized or realized gains and losses were not material.
     As of September 30, 2006 and October 1, 2005, cash and cash equivalents included the following securities (in thousands):

	2006	2005
Cash	$28,698	$20,745
Money market funds and other	50,264	26,282
U.S. corporate and bank debt	85,950	51,700

	$164,912	$98,727

     Short-term investments as of September 30, 2006 and October 1, 2005 consisted primarily of state and municipal securities.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Property, Plant and Equipment and Depreciation: These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

Buildings and improvements	15-50 years
Machinery and equipment	3-10 years
Computer hardware and software	2-10 years
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     For the years ended September 30, 2006 and October 1, 2005 changes in the carrying amount of goodwill for the various segments were as follows (in thousands):

	United
	Kingdom	Mexico	Total
Balance as of October 1, 2004	$23,327	$10,852	$34,179
Goodwill impairment (See Note 9)	(16,063)	(10,852)	(26,915)
Foreign currency translation adjustment	(269)	—	(269)

Balance as of October 1, 2005	6,995	—	6,995
Foreign currency translation adjustment	405	—	405

Balance as of September 1, 2006	$7,400	$—	$7,400

     The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. Intangible asset amortization expense was nominal for fiscal 2006, 2005 and 2004. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2006, there were no additions to intangible assets.
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
     Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2006, 2005 and 2004.
     Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
     Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closings, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 5). Realization of deferred income tax assets is dependent on the Company’s ability to generate future taxable income. The Company records windfall tax benefits upon stock option exercises using the with-and-without method.
     Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the average monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and (losses) on foreign currency transactions were $0.4 million, $(0.5) million and $0.5 million for the fiscal years ended September 30, 2006, October 1, 2005 and September 30, 2004, respectively.
     Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. These amounts were not material during fiscal 2006, 2005 or 2004.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro forma basis.
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
     As a result of the adoption of SFAS No. 123(R), the Company recognized $3.0 million of compensation expense associated with stock options for the fiscal year ended September 30, 2006. The following presents pro forma net loss and per-share data for fiscal 2005 and 2004 as if a fair value based method had been used to account for stock-based compensation (in thousands, except per-share amounts):

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	Years Ended
	October 1,	September 30,
	2005	2004
Net loss as reported	$(12,417)	$(31,580)

Add: stock-based employee compensation expense included in reported net loss, net of related income tax effect	—	—

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12,749)	(9,542)

Pro forma net loss	$(25,166)	$(41,122)

Earnings per share:
Basic, as reported	$(0.29)	$(0.74)

Basic, pro forma	$(0.58)	$(0.96)

Diluted, as reported	$(0.29)	$(0.74)

Diluted, pro forma	$(0.58)	$(0.96)

Weighted average shares:
Basic	43,373	42,961

Diluted	43,373	42,961

     Conditional Asset Retirement Obligations – In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of FIN 47 in the fourth fiscal quarter of fiscal 2006, we recorded an increase in property, plant and equipment, net of $0.1 million and recognized an asset retirement obligation of $0.6 million. This resulted in the recognition of a non-cash charge of $0.5 million ($0.5 million after-tax, or $0.01 per share) for the year ended September 30, 2006 that was reported as a cumulative effect of an accounting change.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair Value of Financial Instruments: Accounts payable and accrued liabilities were reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customer credit status. The fair value of capital lease obligations was approximately $29.6 million and $24.5 million as of September 30, 2006 and October 1, 2005, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.
     Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash, cash equivalents, short-term investments and trade accounts receivable. The Company’s cash, cash equivalents and short-term investments were managed by recognized financial institutions that follow the Company’s investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 12. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.
     Reclassifications: Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassified amounts were related to deferred income taxes.
     New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Act”). The Act became law in the U.S. in October 2004. This legislation provides for a number of changes in U.S. tax laws. FSP SFAS No. 109-2 requires recognition of a deferred tax liability for the tax effect of the excess of book over tax basis of an investment in a foreign corporate venture that is permanent in duration, unless a company firmly asserts that such amounts were indefinitely reinvested outside the company’s home jurisdiction. However, due to the lack of clarification of certain provisions within the Act, FSP No. 109-2 provides companies additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has completed its evaluation of the impact of the repatriation provisions of FSP No. 109-2 and has elected not to repatriate any foreign earnings under the Act. As a result, the adoption of FSP No. 109-2 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows for the year ended September 30, 2006.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. The effective date for FIN 48 is as of the beginning of fiscal years that start subsequent to December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated results of operations, financial position and cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effective date for SFAS No. 157 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated results of operations, financial position and cash flows.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective as of the beginning of fiscal years that start subsequent to November 15, 2006. The Company does not currently expect the adoption of SAB 108 to have a material impact on its consolidated results of operations, financial position and cash flows.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
2. Inventories
     Inventories as of September 30, 2006 and October 1, 2005 consisted of (in thousands):

	2006	2005
Assembly parts	$148,856	$116,466
Work-in-process	36,156	30,282
Finished goods	39,330	33,350

	$224,342	$180,098

3. Property, Plant and Equipment
     Property, plant and equipment as of September 30, 2006 and October 1, 2005, consisted of (in thousands):

	2006	2005
Land, buildings and improvements	$80,982	$74,721
Machinery, and equipment	152,933	137,364
Computer hardware and software	66,151	63,843
Construction in progress	3,263	7,776

	303,329	283,704

Less: accumulated depreciation and amortization	168,892	160,564

	$134,437	$123,140

     As of September 30, 2006 and October 1, 2005, computer hardware and software includes $29.2 million and $27.1 million, respectively, related to a common enterprise resource planning (“ERP”) platform. As of September 30, 2006 and October 1, 2005, construction in process includes $0.7 million and $2.0 million, respectively, of software implementation costs related to the common ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. Fiscal 2006, 2005 and 2004 amortization of the ERP platform totaled $3.3 million, $3.0 million and $2.7 million, respectively.
     Assets held under capital leases and included in property, plant and equipment as of September 30, 2006 and October 1, 2005 consisted of (in thousands):

	2006	2005
Buildings and improvements	$28,212	$23,830
Machinery and equipment	1,877	1,735

	30,089	25,565
Less: accumulated amortization	4,243	3,973

	$25,846	$21,592

     The building and improvements category in the above table includes a manufacturing facility in San Diego, which was closed during fiscal 2003 and is no longer used. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $15.6 million as of September 30, 2006.
     Amortization of assets held under capital leases totaled $0.1 million, $0.4 million and $0.5 million for fiscal 2006, 2005 and 2004, respectively. There were two and no capital lease additions in fiscal 2006 and 2005, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     As of September 30, 2006 and October 1, 2005, accounts payable included approximately $1.1 million and $6.2 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statement of Cash Flows.
     In July 2006, the Company entered into a capital lease for the expansion in Xiamen, China, which was treated as a non-cash transaction for purposes of the Consolidated Statement of Cash Flows.
4. Capital Lease Obligations and Other Financing
     Capital lease obligations as of September 30, 2006 and October 1, 2005, consisted of (in thousands):

	2006	2005
Capital lease obligations for equipment and facilities located in San Diego, the United Kingdom and Xiamen, China, expiring on various dates through 2022; weighted average interest rate of 9.4% and 9.2% for fiscal 2006 and 2005, respectively.	$26,650	$23,080
Less: current portion	997	770

Capital lease obligations, net of current portion	$25,653	$22,310

     The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 30, 2006, were as follows (in thousands):

2007	$3,311
2008	3,759
2009	3,869
2010	3,947
2011	4,021
Thereafter	24,229

43,136
Less: interest portion of capital leases	16,486

Total	$26,650

     The Company is a party to a secured revolving credit facility (as amended, the “Secured Credit Facility”) with a group of banks that allows the Company to borrow up to $150 million. The Secured Credit Facility expires on October 31, 2007. Borrowings under the Secured Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of September 30, 2006, we had no borrowings outstanding. The Secured Credit Facility is secured by substantially all of the Company’s domestic working capital assets and a pledge of 65 percent of the stock of the Company’s foreign subsidiaries. The Secured Credit Facility contains certain financial covenants, which include certain minimum adjusted EBITDA amounts, maximum outstanding borrowings (not to exceed 2.5 times the adjusted EBITDA for the trailing four quarters) and a minimum tangible net worth, all as defined in the amended agreement. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at the Prime rate, as defined, or LIBOR plus 1.5 percent. The Company is also required to pay an annual commitment fee of 0.5 percent of the unused credit commitment. Origination fees and expenses totaled approximately $1.4 million. The origination fees and expenses have been deferred and are being amortized to interest expense over the term of the Secured Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and borrowings totaled approximately $1.2 million in each of fiscal 2006, 2005 and 2004.
     Cash paid for interest in fiscal 2006, 2005 and 2004 was $2.9 million, $3.1 million and $2.8 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
5. Income Taxes
     The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle for fiscal 2006, 2005 and 2004 consisted of (in thousands):

	2006	2005	2004
U.S.	$57,812	$(4,336)	$(69)

Foreign	25,540	(6,662)	7,680

	$83,352	$(10,998)	$7,611

     Income tax expense (benefit) for fiscal 2006, 2005 and 2004 consisted of (in thousands):

	2006	2005	2004
Currently payable (receivable):
Federal	$(31)	$—	$563
State	22	(87)	—
Foreign	839	1,509	839

	830	1,422	1,402

Deferred:
Federal expense (benefit)	(16,026)	—	28,531
State expense (benefit)	(1,648)	—	8,253
Foreign expense (benefit)	(334)	(3)	1,005

	(18,008)	(3)	37,789

	$(17,178)	$1,419	$39,191

     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	3.0	2.2	(1.3)
Foreign income and tax rate differences	(12.3)	(15.8)	(34.7)
Resolution of prior year tax matters and tax contingencies	—	(5.2)	30.3
Change in valuation allowance	(46.9)	(31.4)	483.8
Other, net	0.6	2.3	1.9

Effective income tax rate	(20.6)%	(12.9)%	515.0%

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The components of the net deferred income tax asset as of September 30, 2006 and October 1, 2005, consisted of (in thousands):

	2006	2005
Deferred income tax assets:
Loss carryforwards	$23,089	$21,427
Goodwill	6,401	7,084
Inventories	6,170	4,799
Accrued benefits	5,670	4,415
Allowance for bad debts	387	1,060
Other	2,888	5,156

Total gross deferred income tax assets	44,605	43,941
Less valuation allowance	(20,011)	(40,551)

Deferred income tax assets	24,594	3,390

Deferred income tax liabilities:
Property, plant and equipment	4,849	1,729
Other	4,971	3,580

	9,820	5,309

Net deferred income tax asset (liability)	$14,774	$(1,919)

     During fiscal 2006, the Company recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on our U.S. deferred income tax assets as well as increased pre-tax income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the U.K.. In the fourth quarter of fiscal 2006, the Company reversed $17.7 million of the previously recorded valuation allowance as a credit to income taxes.
     Under SFAS No. 109, historical and projected financial results (along with any other positive or negative evidence) should be considered when assessing our ability to generate future taxable income and realize any net deferred income tax assets. The Company’s U.S. operations generated significant pre-tax income in fiscal 2006. Based on our fiscal 2006 U.S. pre-tax income and an assessment of expected future profitability in the U.S., the Company concluded that it was more likely than not that the tax benefits of our cumulative net deferred income tax assets in the U.S. would be utilized in the future. Therefore, the Company reversed $17.7 million of the valuation allowance as noted above.
     As a result of using the with-and-without method, the Company is required to record a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options. Under these provisions, the Company has recorded a valuation allowance of $16.7 million in fiscal 2006 against its $42.5 million net operating loss carryforwards as of September 30, 2006. This valuation allowance will be credited to Additional Paid in Capital when these net operating loss carryforwards are eventually realized through a reduction of our income taxes payable.
     In addition, there is a remaining valuation allowance of $3.3 million as of September 30, 2006, related to various state deferred income tax assets for which utilization is uncertain due to a lack of sustained profitability and limited carryforward periods in these states.
     The Company recorded a full valuation allowance on its net U.S. deferred income tax assets in fiscal 2004, as a result of having a net loss in the U.S. for income tax purposes in fiscal 2004, 2003 and 2002. In fiscal 2005, the Company increased the valuation allowance for increases in certain net deferred tax assets.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     In July 2005, a legislative body in the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. The Finance Act is effective for interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For fiscal 2006, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on proposed agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
     The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire in 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2006, these subsidiaries generated income, which resulted in tax benefits of approximately $6.9 million. In fiscal 2005, these subsidiaries generated income resulting in a tax benefit of approximately $1.9 million. In fiscal 2004 only the Malaysian subsidiary was profitable resulting in tax benefits of $1.2 million.
     The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded is approximately $57.3 million as of September 30, 2006.
     In October 2004, the Jobs Act (see Note 1) was signed into law. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2006 and 2005, the Company did not repatriate any qualified earnings pursuant to the Jobs Act.
     As of September 30, 2006, the Company has approximately $153.4 million of state net operating loss carryforwards that expire between 2007 and 2026 and $42.5 million of federal net operating loss carryforwards that expire in varying amounts in 2023 and 2024.
     Cash paid for income taxes in fiscal 2006, 2005 and 2004 was $3.2 million, $2.2 million and $1.3 million, respectively.
6. Shareholders’ Equity
     The Board of Directors have authorized a common stock buyback program for the acquisition of up to 6.0 million shares for an amount not to exceed $25.0 million. To date, no shares have been repurchased. The Company’s Secured Credit Facility allows the Company to repurchase its common shares and pay cash dividends as long as it remains in compliance with the various covenants (see Note 4).

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
7. Earnings Per Share
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Earnings:
Income (loss) before cumulative effect of change in accounting principle	$100,530	$(12,417)	$(31,580)
Cumulative effect of change in accounting principle, net of income taxes	(505)	—	—

Net (loss)	$100,025	$(12,417)	$(31,580)

Basic weighted average common shares outstanding	45,146	43,373	42,961
Dilutive effect of stock options	1,344	—	—

Diluted weighted average shares outstanding	46,490	43,373	42,961

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$2.23	$(0.29)	$(0.74)
Cumulative effect of change in accounting principle, net of income taxes	(0.01)	—	—

Net income (loss)	$2.22	$(0.29)	$(0.74)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$2.16	$(0.29)	$(0.74)
Cumulative effect of change in accounting principle, net of income taxes	(0.01)	—	—

Net income (loss)	$2.15	$(0.29)	$(0.74)

     In fiscal 2006, stock options to purchase approximately 0.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In fiscal 2005 and 2004, stock options to purchase approximately 5.0 million and 4.9 million shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in these periods and, therefore, their inclusion would be antidilutive.
8. Operating Lease Commitments
     The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2006, 2005 and 2004 was approximately $10.4 million, $11.0 million and $11.2 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $0.2 million, $1.7 million and $1.5 million in fiscal 2006, 2005 and 2004, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Future minimum annual payments on operating leases were as follows (in thousands):

2007	$11,279
2008	7,799
2009	6,467
2010	4,326
2011	3,730
Thereafter	15,152

$48,753

     For certain leased facilities that were abandoned as result of restructuring actions (see Note 9), the Company accrued for future remaining lease payments subsequent to abandonment, less any estimated sublease income. The above table of future minimum annual payments on operating leases includes future payments totaling $2.1 million that are reflected as an obligation for lease exit costs as of September 30, 2006 in the accompanying Consolidated Balance Sheets.
9. Restructuring and Impairment Costs
     Fiscal 2006 restructuring and asset impairment costs: For fiscal 2006, the Company recorded pre-tax restructuring and asset impairment costs of $1.0 million, related to the decision to close its Maldon, England (“Maldon”) facility and to reduce the workforce in Juarez. For fiscal 2006, these restructuring costs were offset by reductions in lease obligations of $0.8 million, as a result of the Company entering into lease termination or sublease agreements for three of its previously closed facilities in the Bothell and Seattle, Washington area, as well as favorable adjustments totaling $0.2 million for fiscal 2006, related to other restructuring accruals. The details of the fiscal 2006 restructuring actions are listed below:
     Maldon Facility Closure: The Company announced in July 2006 its intention to close the Maldon facility. In fiscal 2006 the Company recorded $0.5 million for severance and asset impairments related to the expected closure of the Maldon facility. This restructuring affected 77 employees. The Company expects to incur an additional $0.7 million for retention costs prior to the closure of the Maldon facility by the end of March 2007.
     Maldon Facility Conversion: In the third quarter of fiscal 2005, the Company announced a planned workforce reduction at the Maldon facility as the Company decided to convert this manufacturing facility to a fulfillment, service and repair facility. As a result of this planned conversion, the Company recorded expenses of $0.2 million for retention bonuses in fiscal 2006 related to the workforce reduction as part of the Maldon facility conversion. This restructuring affected 43 employees.
     Other Restructuring Costs. For fiscal 2006, the Company recorded pre-tax restructuring costs of $0.3 million related to severance at its Juarez facility. The Juarez workforce reductions affected approximately 46 employees.
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
     Goodwill Impairment. The Company is required to perform goodwill impairment tests at least on an annual basis, for which it selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of fiscal 2005, the Company recorded a goodwill impairment of $26.9 million, of which $16.1 million represented a partial impairment of the goodwill associated with operations in the United Kingdom and $10.8 million represented a full impairment of goodwill associated with operations in Juarez. As of September 30, 2006, the United Kingdom operations have remaining goodwill of $7.4 million.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The impairment of goodwill associated with the United Kingdom arose primarily from a significant medical customer’s intention to transfer future production from the United Kingdom to a lower-cost location. The impairment also reflected lowered expectations for the United Kingdom’s electronics manufacturing services industry in general. The impairment of goodwill associated with Juarez reflected a lowered forecast of near-term profits and cash flow associated with recent operational issues and the transfer of a major customer program to another Plexus manufacturing facility.
     Bothell Facility Closure. During fiscal 2005, the Company incurred restructuring costs associated with the closure of the Bothell facility. The Company transferred key customer programs from the Bothell facility to other Plexus locations, primarily in the United States. This restructuring reduced the Company’s capacity and affected approximately 160 employees. The Company completed the closure of the Bothell facility during fiscal 2005. During fiscal 2005 and 2004, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $9.3 million, which consisted of the following elements:
•	$7.5 million was recorded in fiscal 2005, which consisted of $6.2 million for the facility lease, $1.1 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property;

•	$1.8 million was recorded in fiscal 2004, which consisted of $1.5 million for employee severance and $0.3 million for fixed asset impairments.
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
     Other Restructuring Costs. During fiscal 2005, the Company also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility. The Juarez workforce reduction affected approximately 50 employees;

•	$0.3 million for severance associated with the elimination of a corporate executive position;

•	$0.2 million for a planned workforce reduction at the Maldon facility. As noted above, a significant customer in the United Kingdom transferred production from the United Kingdom to a lower-cost location. As a result, the Company planned to consolidate its Maldon manufacturing operations into Kelso, Scotland;

•	$0.3 million of other restructuring costs.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Adjustments to Provisions: The originally estimated cost of the closure of the Seattle facilities was included in the Company’s fiscal 2003 restructuring actions. The lease-related restructuring costs recorded in fiscal 2003 were based on future lease payments subsequent to abandonment, less estimated sublease income. As of September 30, 2004, the Seattle facilities had not been subleased. Based on the remaining term available to lease these facilities and the weaker than expected conditions in the local real estate market, the Company determined that it would most likely not be able to sublease the Seattle facilities. Accordingly, the Company recorded additional lease-related restructuring costs of $4.2 million in fiscal 2004. The Company also recorded $0.1 million of lease-related restructuring costs on a facility in Neenah, which was also included in restructuring actions in fiscal 2003. EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is applicable to restructuring activities initiated prior to January 1, 2003, including subsequent restructuring cost adjustments related to such activities.
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
     Shop Floor Data-Collection System Impairment: The Company recorded a $1.7 million impairment for certain modules of software for a shop floor data-collection system because the originally anticipated business benefits could not be realized. Although the Company continued to evaluate the remaining elements of the shop floor data-collection system, the impairment of the remaining elements of the shop floor data-collection system was taken in fiscal 2005.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     A detail of restructuring and impairment costs are provided below (in thousands):

	Employee	Lease Obligations
	Termination and	and Other Exit	Non-cash Asset
	Severance Costs	Costs	Impairments	Total

Accrued balance, October 1, 2004	$2,905	$7,892	$—	$10,797

Restructuring and impairments costs	2,493	393	2,107	4,993
Adjustment to provisions	—	4,310	—	4,310
Amount utilized	(3,379)	(2,835)	(2,107)	(8,321)

Accrued balance, September 30, 2004	2,019	9,760	—	11,779

Restructuring and impairments costs	2,213	6,451	30,849	39,513
Adjustment to provisions	(23)	(697)	369	(351)
Accretion of lease	—	138	—	138
Amount utilized	(3,690)	(4,149)	(31,218)	(39,057)

Accrued balance October 1, 2005	519	11,503	—	12,022

Restructuring and impairments costs	889	—	59	948
Adjustment to provisions	—	(948)	—	(948)
Accretion of lease	—	238	—	238
Amount utilized	(947)	(8,657)	(59)	(9,663)

Accrued balance September 30, 2006	$461	$2,136	$—	$2,597

     As of September 30, 2006, all of the remaining employee termination and severance costs, as well as the lease obligations and other exit costs, are expected to be paid in the next twelve months.
     For a detail of restructuring and impairment costs by reportable segment, see Note 12 – Business Segment, Geographic Information and Major Customers.
10. Benefit Plans
     Employee Stock Purchase Plans: The Company’s shareholders approved the 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) under which the Company may issue up to 1.2 million shares of its common stock. The terms of the 2005 Purchase Plan originally allowed for qualified employees to participate in the purchase of the Company’s common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The 2005 Purchase Plan was effective on July 1, 2005 and terminates on June 30, 2010, unless all shares authorized under the 2005 Purchase Plan have been issued prior to that date.
     As amended, the 2005 Purchase Plan allows qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company did not record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R). The Company has issued 4,226 shares under the 2005 Purchase Plan during the fiscal year ended September 30, 2006.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Prior to the adoption of the 2005 Purchase Plan, the Company had established a qualified Employee Stock Purchase Plan (the “2000 Purchase Plan”), the terms of which were substantially similar to the 2005 Purchase Plan prior to the amendment. The 2000 Purchase Plan allowed for the Company to issue up to 2.0 million shares of its common stock. During fiscal 2005 and 2004, the Company issued, under the 2000 Purchase Plan, approximately 204,000 shares and 186,000 shares of common stock, respectively, for which it received cash proceeds of $2.2 million and $2.0 million, respectively. The 2000 Purchase Plan expired on June 30, 2005.
     401(k) Savings Plan: The Company’s 401(k) savings plan covers all eligible U.S. employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2006, 2005 and 2004 totaled $2.2 million, $2.3 million and $2.2 million, respectively.
     Stock Option Plans: The Company’s shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constitutes a stock-based incentive plan for the Company and includes provisions by which the Company may grant stock-based awards to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares, all of which may be issued pursuant to stock options, although up to 1.2 million shares may be issued pursuant to the following: up to 0.6 million shares as stock appreciation rights (“SARs”) and up to 0.6 million shares as restricted stock awards. The exercise price of each stock option granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (“the Committee”) of the Board of Directors may establish the term and vesting period of stock options (see Note 1), as well as accelerate the vesting of stock options. Unless otherwise directed by the Committee, stock options vest over a three-year period from date of grant and have a term of ten years. For options issued to the members of the Board of Directors in fiscal 2006, 50 percent of their stock options vested immediately at the date of grant. Their remaining stock options vested over one year. Under the 2005 Plan, the Company has granted options to purchase 1.5 million shares of the Company’s common stock from the approval date of the 2005 Plan through September 30, 2006. No SARs or restricted stock awards were granted in fiscal 2006, 2005 or 2004.
     Under the Company’s 1998 Option Plan (the “1998 Plan”), the Company had reserved 12.0 million shares of common stock for grant to officers and key employees under an employee stock option plan, of which 11.2 million shares, net of cancellations, were granted. The exercise price of each option granted must not be less than the fair market value on the date of grant. Under the 1998 Plan, the Committee was authorized to establish the term and vesting period of stock options, as well as to accelerate the vesting of stock options (see Note 1). Unless otherwise directed by the Committee, stock options vest over a three-year period from date of grant and have a term of ten years. As a result of the adoption of the 2005 Plan, no additional awards will be made under the 1998 Plan.
     Under the Company’s 1995 Directors Plan (the “1995 Plan”), each outside director of the Company was granted 3,000 stock options each December 1, with the option pricing similar to the employee plan. Commencing in fiscal 2004, to reflect an adjustment for a prior stock split, the 1995 Plan provided that each outside director of the Company would be granted 6,000 stock options on each December 1. These options vested immediately and can be exercised after a minimum six-month holding period. The 1995 Plan expired on December 31, 2004. Under the 1995 Plan, the Company granted options to purchase 42,000 shares of the Company’s common stock in fiscal 2005 prior to the 1995 Plan’s expiration. As noted above, the 2005 Plan includes provisions by which the Company may grant stock-based awards to directors, as well as executive officers and other officers and key employees.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     A summary of the Company’s stock option activity follows:

	Number of	Weighted	Aggregate
	Shares	Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Options outstanding as of October 1, 2003	4,912	$17.99

Granted	749	15.94
Cancelled	(341)	24.26
Exercised	(391)	8.37

Options outstanding as of September 30, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

Granted	816	39.99
Cancelled	(44)	31.89
Exercised	(2,478)	14.68

Options outstanding as of September 30, 2006	3,248	$25.18	$—

		Weighted	Aggregate
	Shares	Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)

Options exercisable as of:

September 30, 2004	3,365	$19.34

October 1, 2005	4,527	$18.12

September 30, 2006	2,485	$20.32	$—

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The following table summarizes outstanding stock option information as of September 30, 2006 (shares in thousands):

	Number of			Number of	Weighted
Range of	Shares	Weighted Average	Weighted Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$6.15 - $9.23	283	$8.24	4.8	283	$8.24
$9.24 - $13.86	425	$12.43	7.0	424	$12.43
$13.87 - $20.81	706	$15.34	6.2	693	$15.30
$20.82 - $31.23	631	$24.36	5.6	594	$24.49
$31.24 - $46.86	1,195	$39.73	7.2	483	$35.70
$46.87 - $63.88	8	$59.81	3.8	8	$59.81

$6.15 - $63.88	3,248	$25.18	6.4	2,485	$20.32
     The Company continues to use the Black-Scholes valuation model to value stock options. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option lives. The expected option lives represent the period of time that the options granted are expected to be outstanding and were based on historical experience.
     The weighted average fair value per share of options granted for the fiscal years ended September, 2006, October 1, 2005 and September 30, 2004 were $20.04, $5.72 and $9.56, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method based on the assumption ranges below:

Years Ended
	September 30,	October 1,	September 30,
	2006	2005	2004
Expected life (years)	3.75 – 5.48	3.75 – 9.10	4.29 – 6.61
Risk-free interest rate	2.43 – 5.00%	2.43 – 4.51%	2.43 – 5.88%
Expected volatility	51 – 85%	51 – 85%	66 – 85%
Weighted average volatility	64%	59%	81%
Dividend yield	—	—	—
     For the fiscal year ended September 30, 2006, the total intrinsic value of stock options exercised was $50.8 million.
     As of September 30, 2006, there was $13.8 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.6 years.
     Deferred Compensation Plan: In September 1996, the Company entered into agreements with certain of its former executive officers under a nonqualified deferred compensation plan. Under the plan, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirements. Life insurance contracts owned by the Company will fund this plan.
     In fiscal 2000, the Company established an additional deferred compensation plan for its executive officers and other key employees (the “Executive Deferred Compensation Plan”). Under the Executive Deferred Compensation Plan, a covered executive may elect to defer some or all of their compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed in the Trust. In fiscal 2006, 2005 and 2004, the Company made contributions to the participants’ accounts in the amount of $0.3 million, $0.1 million and $0.1 million, respectively. The increase in the Company’s contributions in fiscal 2006 was the result of the Company’s Board of Directors determination to increase the Company’s discretionary contributions to the greater of 7 percent of the executive’s total target cash compensation less the Company’s permitted contributions to the executive’s 401(k) Savings Plan account or $13,500. The contributions were made in fiscal 2006 as though this policy had been in effect for fiscal 2005 as well.
     As of September 30, 2006 and October 1, 2005, the Trust assets totaled $2.9 million and $1.9 million, respectively and the related liability to the participants totaled approximately $3.3 million and $2.1 million, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in Other assets and Other liabilities, respectively, in the accompanying Consolidated Balance Sheets.
     Other: The Company is not obligated to provide any post retirement medical or life insurance benefits to employees.
11. Contingencies
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
12. Reportable Segment, Geographic Information and Major Customers
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about segments in financial statements. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Information about the Company’s four reportable segments in fiscal 2006, 2005 and 2004 were as follows (in thousands):

	Years Ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Net sales:
United States	$1,052,496	$920,096	$754,718
Asia	315,442	165,057	105,103
Europe	94,327	104,318	107,237
Mexico	87,338	122,161	98,950
Elimination of inter-segment sales	(89,046)	(82,750)	(25,150)

	$1,460,557	$1,228,882	$1,040,858

Depreciation and amortization:
United States	$9,701	$11,395	$13,355
Asia	5,631	3,043	2,571
Europe	1,020	1,956	2,015
Mexico	1,399	1,295	1,492
Corporate	5,559	6,201	6,016

	$23,310	$23,890	$25,449

Operating income (loss):
United States	$103,074	$67,150	$58,135
Asia	27,832	7,847	4,418
Europe	3,569	6,552	8,690
Mexico	(4,170)	(3,394)	3,206
Corporate and other costs	(50,043)	(87,900)	(65,233)

	$80,262	$(9,745)	$9,216

Capital expenditures:
United States	$10,323	$8,551	$2,408
Asia	18,453	10,363	8,471
Mexico	880	633	509
Europe	380	973	480
Corporate	4,829	1,187	6,218

	$34,865	$21,707	$18,086

	September 30,	October 1,
	2006	2005

Total assets:
United States	$310,020	$264,848
Asia	164,589	82,050
Europe	91,416	81,549
Mexico	32,112	40,908
Corporate	203,325	132,685

	$801,462	$602,040

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The following enterprise-wide information is provided in accordance with SFAS No. 131. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Years ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Net sales:
United States	$1,052,496	$920,096	$754,718
Malaysia	260,922	130,939	86,984
United Kingdom	94,327	104,318	107,237
Mexico	87,338	122,161	98,950
China	54,520	34,118	18,119
Elimination of inter-segment sales	(89,046)	(82,750)	(25,150)

	$1,460,557	$1,228,882	$1,040,858

	September 30,	October 1,
	2006	2005

Long-lived assets:
United States	$30,755	$32,912
Malaysia	35,314	22,095
Mexico	2,941	3,571
United Kingdom	18,754	18,410
China	1,809	1,992
Corporate	52,264	51,155

	$141,837	$130,135

     Long-lived assets as of September 30, 2006 and October 1, 2005 exclude other long-term assets and deferred income tax assets which totaled $14.2 million and $9.9 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments, but rather includes such costs within the Corporate and other costs section of the above table of operating income (loss). In fiscal 2006, 2005 and 2004, the Company incurred restructuring and impairment costs (see Note 9) which were associated with various segments (in thousands):

	Years Ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Restructuring and impairment costs:
United States	$(1,018)	$7,296	$7,164
Asia	—	—	—
Mexico	346	11,414	50
Europe	672	16,212	193
Corporate	—	4,240	1,896

	$—	$39,162	$9,303

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Years Ended
	September 30,	October 1,	September 30,
	2006	2005	2004

Juniper Networks Inc.	19%	19%	14%
General Electric Corp.	12%	12%	*

*	Represents less than 10 percent of net sales
     The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	September 30,	October 1,
	2006	2005

Juniper Networks Inc.	17%	21%
General Electric Corp.	12%	12%
     No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balances as of September 30, 2006 and October 1, 2005.
13. Guarantees
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, breach of contract, or infringement of third party intellectual property rights relating to its manufacturing processes. Certain of the manufacturing agreements have extended broader indemnification and, while most agreements have contractual limits, some do not. However, the Company generally excludes from such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal 2006 and 2005 (in thousands):

Limited warranty liability, as of October 1, 2004	$2,551
Accruals for warranties issued during the period	6,227
Settlements (in cash or in kind) during the period	(3,643)

Limited warranty liability, as of October 1, 2005	5,135
Accruals for warranties issued during the period	2,733
Settlements (in cash or in kind) during the period	(4,839)

Limited warranty liability, as of September 30, 2006	$3,029

14. Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data for fiscal 2006 and 2005 consisted of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$328,306	$337,911	$397,398	$396,942	$1,460,557
Gross profit	31,275	37,041	45,504	44,881	158,700
Income before cumulative effect of change in accounting principle	13,757	18,537	25,092	43,144	100,530
Cumulative effect of change in accounting principle, net of tax	—	—	—	(505)	(505)
Net income	13,757	18,537	25,092	42,639	100,025

Earnings per share:
Basic
Income before cumulative effect of change in accounting principle	$0.31	$0.42	$0.55	$0.93	$2.23
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	(0.01)
Net income	$0.31	$0.42	$0.55	$0.92	$2.22
Diluted
Income before cumulative effect of change in accounting principle	$0.31	$0.40	$0.53	$0.92	$2.16
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	(0.01)
Net income	$0.31	$0.40	$0.53	$0.91	$2.15

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$287,480	$305,486	$313,709	$322,207	$1,228,882
Gross profit	22,295	25,545	27,137	30,759	105,736
Net income (loss)	3,022	(4,459)	(21,498)	10,518	(12,417)

Earnings per share:
Basic	$0.07	$(0.10)	$(0.50)	$0.24	$(0.29)
Diluted	$0.07	$(0.10)	$(0.50)	$0.24	$(0.29)
     Earnings per share is computed independently for each quarter. The annual total amounts may not equal the sum of the quarterly amounts due to rounding.
     In the fourth quarter of fiscal 2006, the Company reversed $17.7 million of previously recorded valuation allowance as a credit to income tax.
     In the first, second and third quarters of fiscal 2005, the Company recorded pre-tax restructuring and impairment costs of $0.9 million, $10.6 million and $27.7 million, respectively. These costs were primarily associated with goodwill impairment, the closure of the Bothell facility and the write-down of certain ERP software.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
     For the fiscal years ended September 30, 2006, October 1, 2005 and September 30, 2004 (in thousands)

		Additions
	Balance at	charged to	Additions
	beginning of	costs and	charged to		Balance at end
Descriptions	period	expenses	other accounts	Deductions	of period

Fiscal Year 2006:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,000	$464	$—	$2,364	$1,100
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$40,551	$—	$—	$20,540	$20,011

Fiscal Year 2005:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,000	$1,094	$—	$94	$3,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$36,818	$—	$3,733	$—	$40,551

Fiscal Year 2004:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$4,100	$—	$—	$2,100	$2,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$—	$36,818	$—	$—	$36,818

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	PLEXUS CORP. (Registrant)

/s/ Dean A. Foate

Dean A. Foate, President and Chief Executive Officer
November 30, 2006
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, F. Gordon Bitter and Angelo M. Ninivaggi, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Stephen P. Cortinovis

Dean A. Foate, President, Chief Executive Officer, and Director (Principal Executive Officer)	Stephen P. Cortinovis, Director

/s/ F. Gordon Bitter	/s/ David J. Drury

F. Gordon Bitter, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	David J. Drury, Director

/s/ Simon J. Painter	/s/ Peter Kelly

Simon J. Painter, Corporate Controller (Principal Accounting Officer)	Peter Kelly, Director

/s/ John L. Nussbaum	/s/ Thomas J. Prosser

John L. Nussbaum, Chairman and Director	Thomas J. Prosser, Director

/s/ Ralf R. Böer	/s/ Dr. Charles M. Strother

Ralf R. Böer, Director	Dr. Charles M. Strother, Director

/s/ Michael V. Schrock
Michael V. Schrock, Director

*	Each of the above signatures is affixed as of November 30, 2006.

EXHIBIT INDEX
PLEXUS CORP.
10-K for Year Ended September 30, 2006

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

3(i)	Restated Articles of Incorporation of Plexus Corp., as amended through March 13, 2001	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

3(ii)	Bylaws of Plexus Corp., as amended through March 7, 2001	Exhibit 3(ii) to Plexus’ Report on Form 10- Q for the quarter ended March 31, 2001

4.1	Restated Articles of Incorporation of Plexus Corp.	Exhibit 3(i) above

4.2	(a) Amended and Restated Shareholder Rights Agreement, dated as of August 13, 1998, (as amended through November 14, 2000) between Plexus and Firstar Bank, N.A. (n/k/a US Bank, N.A.) as Rights Agent, including form of Rights Certificates	Exhibit 1 to Plexus’ Form 8-A/A filed on December 6, 2000

	(b) Agreement of Substitution and First Amendment to the Amended and Restated Shareholder Rights Agreement dated as of December 5, 2002	Exhibit 4.2 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2002

10.1	(a) Credit Agreement dated as of October 22, 2003 among Plexus, certain Plexus subsidiaries and various lending institutions whose Administrative Agent is Harris Trust and Savings Bank	Exhibit 10.6(a) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003 (“2003 10-K”)

	(b) First Amendment and Waiver to Credit Agreement, dated as of October 31, 2003	Exhibit 10.6(b) to 2003 10-K

	(c) Second Amendment to Credit Agreement, dated as of April 29, 2004	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

	(d) Third Amendment to Credit Agreement, dated as of July 13, 2004	Exhibit 10.2 to 6/30/04 10-Q

	(e) Fourth Amendment to Credit Agreement, dated as of August 5, 2004	Exhibit 10.3 to 6/30/04 10-Q

	(f) Fifth Amendment to Credit Agreement, dated as of November 8, 2004	Exhibit 10.1 to Plexus’ Report on Form 8-K dated November 8, 2004

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

	(g) Sixth Amendment to Credit Agreement, dated as of June 30, 2005	Exhibit 10.1 to Plexus’ Report on Form 8-K dated June 30, 2005

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994 (“1994 10-K”)

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8(c) to 1994 10-K

10.3	(a) Supplemental Executive Retirement Agreements with John Nussbaum dated as of September 19, 1996*	Exhibit 10.1 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 1996

	(b) First Amendment Agreement to Supplemental Retirement Agreement between Plexus and John Nussbaum, dated as of September 1, 1999*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 31, 2000

10.4	Amended and Restated Employment Agreement dated as of September 1, 2003 between Plexus Corp. and Dean A. Foate*	Exhibit 10.15(a) to 2003 10-K

10.5	Forms of Change of Control Agreements with*	Exhibit 10.2(a) to 2003 10-K

(a) Dean A. Foate F. Gordon Bitter David A. Clark Thomas J. Czajkowski Paul L. Ehlers J. Robert Kronser Angelo M. Ninivaggi David H. Rust Michael T. Verstegen

	(b) George W.F. Setton Simon J. Painter	Exhibit 10.2(b) to 2003 10-K

10.6	Plexus Corp. 1998 Option Plan* [superceded]	Exhibit A to Plexus’ definitive proxy statement for its 1998 Annual Meeting of Shareholders

10.7(a)	Plexus Corp. 1995 Directors’ Stock Option Plan* [superceded]	Exhibit 10.10 to 1994 10-K

10.7(b)	Summary of Directors’ Compensation (11/05)*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated November 17, 2005 (“11/17/05 8-K”)

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

10.8(a)	Plexus Corp. 2005 Equity Incentive Plan (as amended)*	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the fiscal year ended October 1, 2005 (“2005 10-K”)

10.8(b)	Forms of award agreements thereunder*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005 (“4/1/05 8-K”)

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to 11/17/05 8-K

	(iii) Form of Restricted Stock Award with True Vesting	Exhibit 10.3 to 4/1/05 8-K

	(iv) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to 4/1/05 8-K

10.9	(a) Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team * [superceded version]	Exhibit 10.8(b) to 2004 10-K

	(b) Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team (as amended and restated as of August 31, 2005)*	Exhibit 10.9(b) to 2005 10-K

10.10(a)	Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

10.10(b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to 2003 10-K

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Designates management compensatory plans or agreements