Form 10-Q
period 2006-12-30
PLEXUS CORP
filed 2007-02-07
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter ended December 30, 2006
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
Yes ☐           No ☑
          As of February 1, 2007, there were 46,279,407 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net sales	$380,835	$328,306
Cost of sales	341,180	297,031

Gross profit	39,655	31,275

Operating expenses:
Selling and administrative expenses	20,346	17,229
Restructuring costs	513	—

	20,859	17,229

Operating income	18,796	14,046

Other income (expense):
Interest expense	(925)	(830)
Interest income	2,310	1,119
Miscellaneous	(549)	(325)

Income before income taxes	19,632	14,010

Income tax expense	4,515	253

Net income	$15,117	$13,757

Earnings per share:
Basic	$0.33	$0.31

Diluted	$0.32	$0.31

Weighted average shares outstanding:
Basic	46,242	43,897

Diluted	46,779	45,099

Comprehensive income:
Net income	$15,117	$13,757
Foreign currency translation adjustments	983	(1,169)

Comprehensive income	$16,100	$12,588

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 30,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$132,872	$164,912
Short-term investments	45,000	30,000
Accounts receivable, net of allowances of $900 and $1,100, respectively	190,476	209,737
Inventories	236,690	224,342
Deferred income taxes	8,184	10,232
Prepaid expenses and other	8,646	6,226

Total current assets	621,868	645,449

Property, plant and equipment, net	147,412	134,437
Goodwill	7,746	7,400
Deferred income taxes	5,512	4,542
Other	11,022	9,634

Total assets	$793,560	$801,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,049	$997
Accounts payable	191,214	215,332
Customer deposits	6,249	7,091
Accrued liabilities:
Salaries and wages	24,789	33,153
Other	31,665	29,808

Total current liabilities	254,966	286,381

Capital lease obligations, net of current portion	25,739	25,653
Other liabilities	9,398	7,861

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,265 and 46,217 shares issued and outstanding, respectively	463	462
Additional paid-in capital	318,574	312,785
Retained earnings	173,985	158,868
Accumulated other comprehensive income	10,435	9,452

	503,457	481,567

Total liabilities and shareholders’ equity	$793,560	$801,462

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 30,	December 31,
	2006	2005
Cash flows from operating activities
Net income	$15,117	$13,757
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	6,330	5,836
Deferred income taxes	2,961	(45)
Stock based compensation expense	1,866	812
Changes in assets and liabilities:
Accounts receivable	19,855	(7,923)
Inventories	(11,758)	(4,267)
Prepaid expenses and other	(3,620)	(706)
Accounts payable	(29,290)	9,110
Customer deposits	(897)	394
Accrued liabilities and other	(8,324)	470

Cash flows (used in) provided by operating activities	(7,760)	17,438

Cash flows from investing activities
Payments for property, plant and equipment	(14,047)	(9,528)
Proceeds from sales of property, plant and equipment	9	—
Purchases of short-term investments	(24,350)	—
Sales and maturities of short-term investments	9,350	—

Cash flows used in investing activities	(29,038)	(9,528)

Cash flows from financing activities
Proceeds from debt	—	1,292
Payments on debt and capital lease obligations	(215)	(500)
Proceeds from exercise of stock options	466	3,208
Income tax benefit of stock option exercises	3,239	—
Issuances of common stock under Employee Stock Purchase Plan	219	—

Cash flows provided by financing activities	3,709	4,000

Effect of foreign currency translation on cash and cash equivalents	1,049	(970)

Net (decrease) increase in cash and cash equivalents	(32,040)	10,940
Cash and cash equivalents:
Beginning of period	164,912	98,727

End of period	$132,872	$109,667

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2006 AND DECEMBER 31, 2005
Unaudited
NOTE 1 — BASIS OF PRESENTATION
          The condensed consolidated financial statements included herein have been prepared by Plexus Corp. (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of December 30, 2006, and the results of operations for the three months ended December 30, 2006 and December 31, 2005, and the cash flows for the same three month periods.
          Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
          The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three months ended December 30, 2006 and December 31, 2005 each included 91 days.
NOTE 2 — INVENTORIES
          The major classes of inventories are as follows (in thousands):

	December 30,	September 30,
	2006	2006
Raw materials	$163,606	$148,856
Work-in-process	30,728	36,156
Finished goods	42,356	39,330

	$236,690	$224,342

NOTE 3 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
          On January 12, 2007, the Company entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of December 30, 2006, there were no borrowings under either the Amended Credit Facility or the Secured Credit Facility.
          The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio (total funded debt not to exceed 3 times adjusted EBITDA for the trailing four quarters), maximum value of fixed rentals and operating lease obligations of $35 million per year, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowing varies depending upon the Company’s then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified Company financial metrics. The Company is also required to pay an annual commitment fee on the unused credit commitment which depends on its leverage ratio; the current fee is 0.25 percent. Origination fees and expenses associated with the Amended Credit Facility totaled approximately $0.3 million and have been deferred. These origination fees and expenses will be amortized over the five year term of the Amended Credit Facility.
          Interest expense related to the commitment fee and amortization of deferred origination fees and expenses totaled approximately $0.3 million for both the three months ended December 30, 2006 and December 31, 2005.
NOTE 4 — EARNINGS PER SHARE
          The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Basic and Diluted Earnings Per Share:
Net income	$15,117	$13,757

Basic weighted average common shares outstanding	46,242	43,897
Dilutive effect of stock options	537	1,202

Diluted weighted average shares outstanding	46,779	45,099

Earnings per share:
Basic	$0.33	$0.31

Diluted	$0.32	$0.31

          For both the three months ended December 30, 2006 and December 31, 2005, stock options to purchase approximately 1.6 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.
NOTE 5 — STOCK-BASED COMPENSATION
          Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $1.9 million and $0.8 million of compensation expense associated with stock options for the three months ended December 30, 2006 and December 31, 2005, respectively.
          The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and recognizes the stock-based compensation expense over the stock options’ vesting period.
NOTE 6 — INCOME TAXES
          Income taxes for the three months ended December 30, 2006 and December 31, 2005 were $4.5 million and $0.3 million, respectively. The effective tax rates for the three months ended December 30, 2006 and December 31, 2005 were 23.0 percent and 1.8 percent, respectively. The increase in the effective tax rate for the three months ended December 30, 2006 compared to the three months ended December 31, 2005, was because the Company recorded a tax provision associated with its U.S. pre-tax income during the current year period whereas no such tax provision was required for the prior year period. In fiscal 2006, the Company continued to provide a full valuation allowance on its U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. In the fourth quarter of fiscal 2006, the Company reversed approximately $17.7 million of its previously recorded valuation allowance on U.S. deferred income tax assets. As a result of the partial reversal of the Company’s valuation allowance, the Company was required to record a U.S. income tax provision for the first quarter of fiscal 2007.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
          The Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level.
          The Company is required to perform goodwill impairment tests at least on an annual basis. The Company has selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
          The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2006 and for the three months ended December 30, 2006 for the European reportable segment were as follows (in thousands):

Europe
Balance as of October 1, 2005	$6,995

Foreign currency translation adjustment	405

Balance as of September 30, 2006	7,400
Foreign currency translation adjustment	346

Balance as of December 30, 2006	$7,746

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

          Information about the Company’s four reportable segments for the three months ended December 30, 2006 and December 31, 2005 were as follows (in thousands):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net sales:
United States	$264,244	$237,934
Asia	99,251	58,112
Mexico	21,894	26,143
Europe	20,508	25,707
Elimination of inter-segment sales	(25,062)	(19,590)

	$380,835	$328,306

Depreciation and amortization:
United States	$2,405	$2,624
Asia	1,756	1,126
Mexico	504	298
Europe	186	290
Corporate	1,479	1,498

	$6,330	$5,836

Operating income (loss):
United States	$22,788	$19,286
Asia	9,952	4,435
Mexico	(1,372)	(337)
Europe	1,156	2,224
Corporate and other costs	(13,728)	(11,562)

	$18,796	$14,046

Capital expenditures:
United States	$1,192	$3,023
Asia	11,698	4,371
Mexico	732	319
Europe	62	113
Corporate	363	1,702

	$14,047	$9,528

	December 30,	September 30,
	2006	2006
Total assets:
United States	$307,515	$310,020
Asia	178,013	164,589
Mexico	32,247	91,416
Europe	90,287	32,112
Corporate	185,498	203,325

	$793,560	$801,462

          The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	December 30,	December 31,
	2006	2005
Net sales:
United States	$264,244	$237,934
Malaysia	83,879	46,238
Mexico	21,894	26,143
United Kingdom	20,508	25,707
China	15,372	11,874
Elimination of inter-segment sales	(25,062)	(19,590)

	$380,835	$328,306

	December 30,	September 30,
	2006	2006
Long-lived assets:
United States	$33,977	$30,755
Malaysia	44,919	35,314
Mexico	3,150	2,941
United Kingdom	19,675	18,754
China	6,153	1,809
Corporate	47,284	52,264

	$155,158	$141,837

          Long-lived assets as of December 30, 2006 and September 30, 2006 exclude other long-term assets totaling $16.5 million and $14.2 million, respectively.
          Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the Corporate and other costs section in the above operating income (loss) table. For the three months ended December 30, 2006, the Company incurred restructuring costs of $0.5 million, which were associated with the European reportable segment.
          The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	December 30,	December 31,
	2006	2005
Juniper Networks Inc.	19%	22%
General Electric Corp.	13%	15%
          No other customers accounted for 10 percent or more of net sales in either period.
NOTE 9 — GUARANTEES
          The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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
          The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
          Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2006 and for the three months ended December 30, 2006 (in thousands):

Limited warranty liability, as of October 1, 2005	$5,135
Accruals for warranties issued during the period	2,733
Settlements (in cash or in kind) during the period	(4,839)

Limited warranty liability, as of September 30, 2006	3,029
Accruals for warranties issued during the period	597
Settlements (in cash or in kind) during the period	(309)

Limited warranty liability, as of December 30, 2006	$3,317

NOTE 10 — CONTINGENCIES
          The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 11 — RESTRUCTURING COSTS
          Fiscal 2007 restructuring costs: For the three months ended December 30, 2006, the Company incurred pre-tax restructuring costs of $0.5 million related to the closure of its Maldon, England facility. The facility ceased production on December 12, 2006, which resulted in severance and retention costs of approximately $0.5 million related to approximately 75 employees. On January 31, 2007, the Company sold the Maldon facility to a third party for approximately $4.5 million. The Company expects to record a minimal gain in the second quarter of fiscal 2007 related to the sale.
          Fiscal 2006 restructuring costs: For the three months ended December 31, 2005, the Company did not incur any pre-tax restructuring costs.
          The table below summarizes the Company’s accrued restructuring liabilities as of December 30, 2006 (in thousands):

	Employee
	Termination and	Lease Obligations and	Non-cash Asset
	Severance Costs	Other Exit Costs	Write-downs	Total
Accrued balance, September 30, 2006	$461	$2,136	$—	$2,597
Restructuring costs	513	—	—	513
Amounts utilized	(805)	(2,127)	—	(2,932)

Accrued balance, December 30, 2006	$169	$9	$—	$178

          We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effects of expanding, closing and restructuring facilities

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of increased competition

•	other risks detailed below, especially in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
          The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section in Item 1A located in Part II – Other Information.
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in a number of industry sectors that are described in our Form 10-K. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
          Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured products internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices, defense procurement practices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
          We provide most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies the necessary materials, and we provide the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to manufacturing, and involve greater resource investments than consignment services. Other than certain test equipment and software used for internal manufacturing, we do not design or manufacture our own proprietary products.
EXECUTIVE SUMMARY
          Net sales for the three months ended December 30, 2006 increased by $52.5 million, or 16.0 percent, over the three months ended December 31, 2005 to $380.8 million. The net sales growth was driven by increased demand from several customers as well as the addition of new customers.
          Gross margins were 10.4 percent for the three months ended December 30, 2006, which compared favorably to 9.5 percent for the three months ended December 31, 2005. Gross margins in the current period benefited from operating leverage gained on increased net sales with only moderate increases in fixed manufacturing expense. Additional selling and administrative expense, however, moderated the growth in operating income.
          Net income for the three months ended December 30, 2006 increased to $15.1 million from $13.8 million in the prior year period, and diluted earnings per share increased to $0.32 from $0.31 in the prior year period. Net income was negatively impacted by a much higher effective tax rate in the current period.
          The effective tax rate in the current period was 23 percent versus a 2 percent effective tax rate in the comparable prior year period. The higher current tax rate was because we recorded a tax provision on U.S. pre-tax income during the current period whereas no such tax provision was required for the prior year period. In fiscal 2006, we continued to provide a full valuation allowance on our U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. In the fourth quarter of fiscal 2006, we reversed approximately $17.7 million of the previously recorded valuation allowance on U.S. deferred income tax assets. As a result of the partial reversal of our valuation allowance, we were required to record a U.S. income tax provision for the first quarter of fiscal 2007. We currently expect the effective tax rate for fiscal 2007 to be approximately 23 percent.
          Reportable Segments. A further discussion of financial performance by reportable segment is presented below:
•	United States: Net sales for the three months ended December 30, 2006 increased $26.3 million, or 11.1 percent, over the three months ended December 31, 2005 to $264.2 million. This growth reflected increased net sales to several customers. Sales to our largest customers, Juniper Networks, Inc. (“Juniper”) and General Electric Corp. (“GE”) were relatively flat. Operating income for the three months ended December 30, 2006 improved $3.5 million over the three months ended December 31, 2005 primarily as a result of higher revenues and operational efficiencies.

•	Asia: Net sales for the three months ended December 30, 2006 increased $41.1 million, or 70.8 percent, over the three months ended December 31, 2005 to $99.3 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from two customers in the wireline/networking sector. Operating income for the three months ended December 30, 2006 improved $5.5 million over the three months ended December 31, 2005 as a result of increased revenues. Operating income expansion was tempered by the increased expense associated with the expansion of facilities and additional infrastructure costs during the current period to support growth.

•	Mexico: Net sales for the three months ended December 30, 2006 decreased $4.2 million or 16.3 percent, over the three months ended December 31, 2005 to $21.9 million. The decrease was primarily driven by lower net sales to a significant customer in the industrial/commercial sector. Operating loss for the three months ended December 30, 2006 widened by $1.0 million over the three months ended December 31, 2005 primarily as a result of lower revenues and lower pricing on certain customers.

•	Europe: Net sales for the three months ended December 30, 2006 decreased $5.2 million, or 20.2 percent, due primarily to lower net sales to a customer in the defense/security/aerospace sector. Operating income for the three months ended December 30, 2006 decreased by nearly $1.1 million to $1.2 million over the prior year period due to lower net sales.
          For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to GE, a significant customer, occur in the United States, Asia, and Mexico. See Note 8 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
          Fiscal 2007 outlook. Our financial goal for the current fiscal year is for continued profitable organic growth in net sales. We recently announced a revised net sales growth target for full fiscal 2007 of approximately 8 percent to 12 percent over fiscal 2006. Our prior expectations of 15 percent to 18 percent net sales growth have been tempered by recent indications of weakening end-market demand across all industry sectors and delayed receipt of follow-on orders for a large program in the defense/security/aerospace sector. Based on customer indications of expected demand, we currently expect second fiscal quarter 2007 net sales to be in the range of $345 million to $355 million; however, results will ultimately depend upon the actual level of customer orders. Assuming that net sales are in that range, we would currently expect to earn between $0.15 to $0.19 per diluted share, excluding any restructuring or impairment costs.
          Our primary financial metric for measuring financial performance is after-tax return on capital employed (“ROCE”), which we currently anticipate will exceed our estimated 15 percent weighted average cost of capital in fiscal 2007. We define after-tax ROCE as tax-effected operating income, excluding unusual charges, divided by average capital employed, which is equity plus debt, less cash and cash equivalents and short-term investments. After-tax ROCE for the three months ended December 30, 2006 was 17.9 percent.
RESULTS OF OPERATIONS
          Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 30,	December 31,
	2006	2005	Increase
Net Sales	$380.8	$328.3	$52.5	16%
          Our net sales increase of 16 percent reflected increased demand in all sectors except for the wireless/infrastructure sector, but demand was particularly strong in the wireline/networking sector. The net sales growth in the wireline/networking sector of $31.6 million was associated with increased net sales for several customers, along with the addition of a new customer in the current year period. The largest percentage of net sales growth occurred in the defense/security/aerospace sector where increased volumes with several customers, and the addition of a new customer in the current period, helped the sector grow by approximately 40 percent. However, we do not have clear visibility into the decision-making process concerning potential follow-on orders for a large customer in this sector. As a result, future net sales in this sector may vary significantly. Net sales growth in both the industrial/commercial and medical sectors can be attributed primarily to increased volumes with existing customers.
          Our net sales by industry sector for the indicated periods were as follows:

	Three months ended
	December 30,	December 31,
Industry Sector	2006	2005
Wireline/Networking	42%	40%
Wireless Infrastructure	9%	10%
Medical	27%	29%
Industrial/Commercial	16%	16%
Defense/Security/Aerospace	6%	5%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the three months ended December 30, 2006 and December 31, 2005 were as follows:

	Three months ended
	December 30,	December 31,
	2006	2005
Juniper	19%	22%
GE	13%	15%
Top 10 customers	60%	61%
     Sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 30,	December 31,
	2006	2005	Increase
Gross Profit	$39.7	$31.3	$8.4	27%
Gross Margin	10.4%	9.5%
     For the three months ended December 30, 2006, the improvement in gross profit was primarily due to higher net sales and only moderately increased fixed manufacturing expenses. Fixed manufacturing expense increased primarily due to increased salaries and benefits related to additional employees and wage increases as well as an increase of $0.6 million for depreciation expense primarily associated with expanding our Asian operations which will impact us during the remainder of fiscal 2007.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

     Selling and administrative expenses. Selling and administrative expenses (S&A) for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 30,	December 31,
	2006	2005	Increase
S&A	$20.3	$17.2	$3.1	18%
Percent of net sales	5.3%	5.2%
     For the three months ended December 30, 2006, the dollar increase in S&A was due primarily to increased salaries and benefits of approximately $2.5 million, reflecting increases in both wage and stock-based compensation as well as additional employees. Also, during the current period, we experienced fewer recoveries of previously written off accounts receivable as compared to the prior year period. The slight increase in S&A as a percent of net sales was primarily due to the lower percentage increase in net sales over the comparable prior year period.
     Restructuring Actions: During the three months ended December 30, 2006, we incurred $0.5 million of restructuring costs associated with the closure of our Maldon facility in the United Kingdom. The cost incurred was for retention payments for approximately 75 employees. The Maldon facility ceased production on December 12, 2006. For the three months ended December 31, 2005, we did not incur any restructuring charges.
     As of December 30, 2006, we have a remaining restructuring liability of approximately $0.2 million, which is expected to be paid within the next twelve months. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	December
	30,	December 31,
	2006	2005
Income tax expense	$4.5	$0.3
Effective tax rate	23%	2%
     The increase in the effective tax rate for the three months ended December 30, 2006 compared to the three months ended December 31, 2005 was because we recorded a tax provision associated with U.S. pre-tax income during the three months ended December 30, 2006 whereas no such tax provision was required for the three months ended December 31, 2005. In fiscal 2006, we continued to provide a full valuation allowance on our U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. In the fourth quarter of fiscal 2006, we reversed approximately $17.7 million of the previously recorded valuation allowance on U.S. deferred income tax assets. As a result of the partial reversal of our valuation allowance, we were required to record a U.S. income tax provision for the first quarter of fiscal 2007.
     We currently expect the annual effective tax rate for fiscal 2007 to be approximately 23 percent.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows used in operating activities were $7.8 million for the three months ended December 30, 2006, compared to cash flows provided by operating activities of $17.4 million for the three months ended December 31, 2005. During the three months ended December 30, 2006, cash flows used in operating activities were primarily used to reduce accounts payable and increase inventories; these negative cash flow effects were offset in part by lower accounts receivable and earnings (after adjusting for the non-cash effects of depreciation and amortization expense and stock-based compensation).

     As of December 30, 2006, days sales outstanding in accounts receivable were 46 days as compared to the 48 days sales outstanding as of September 30, 2006.
     Our inventory turns decreased to 5.9 turns for the three months ended December 30, 2006 from 6.4 turns for fiscal year ended September 30, 2006. Inventory increased $12.3 million during the three months ended December 30, 2006 as a result of weaker end-market demand towards the end of the current period.
     Investing Activities. Cash flows used in investing activities totaled $29.0 million for the three months ended December 30, 2006 and were for additions to property, plant and equipment, primarily in Asia as we continue to expand in that region. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information regarding our first quarter capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2007 to be in the range of $65 million to $75 million of which $14 million were made during the first quarter of fiscal 2007.
     Financing Activities. Cash flows provided by financing activities totaled $3.7 million for the first fiscal quarter of fiscal 2007, which primarily represented the income tax benefit of stock option exercises.
     On January 12, 2007, we entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows us to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of December 30, 2006, there were no borrowings under either the Amended Credit Facility or the Secured Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio (total funded debt not to exceed 3 times adjusted EBITDA for the trailing four quarters), maximum value of fixed rentals and operating lease obligations of $35 million per year, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowing varies depending upon our then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified financial metrics. We are also required to pay an annual commitment fee on the unused credit commitment which depends on its leverage ratio; the current fee is 0.25 percent.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2007. Although our net sales growth anticipated for fiscal 2007 will increase our working capital needs, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 30, 2006 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	thereafter
Current Portion of Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	42.8	2.5	7.7	8.0	24.6
Operating Lease Obligations	46.3	7.1	14.7	8.9	15.6
Purchase Obligations (1)	219.3	217.3	2.0	—	—
Other Long-Term Liabilities on the Balance Sheet (2)	8.7	0.7	1.3	1.6	5.1
Other Long-Term Liabilities not on the Balance Sheet (3)	1.8	0.5	1.3	—	—

Total Contractual Cash Obligations	$318.9	$228.1	$27.0	$18.5	$45.3

(1)	- As of December 30, 2006, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(2)	- As of December 30, 2006, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation.

(3)	- As of December 30, 2006, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2006 Report on Form 10-K. During the first quarter of fiscal 2007, there were no material changes to these policies. Our more critical accounting policies are as follows:
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
     Intangible Assets – Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” beginning October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead test those assets for impairment at least annually, with any related losses recognized in earnings when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year and more frequently if an event or circumstance indicates that an impairment has occurred.

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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of December 30, 2006, we had no foreign currency contracts outstanding.

     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	December 30, 2006	December 31, 2005
Net Sales	6%	8%
Total Costs	11%	13%
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
     Our only material interest rate risk is associated with our secured credit facility. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in the first quarter of fiscal 2007 and fiscal 2006, respectively.
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
     Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a- 15(f) and 13d- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     The Company is party to litigation in the ordinary course of business. Management does not believe that these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
     Our net sales and operating results may vary significantly from quarter to quarter, which could negatively impact the price of our common stock.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume of customer orders relative to our capacity

•	the level and timing of customer orders, particularly in light of the fact that some of our customers determine whether or not to release a significant percentage of their orders during the last few weeks of a quarter

•	the typical short life-cycle of our customers’ products

•	market acceptance and demand for our customers’ products

•	customers’ announcements of operating results and business conditions

•	changes in the sales mix to our customers

•	business conditions in our customers’ industries

•	volatility of orders for certain programs for the Defense sector, which orders depend on field trials, and continued authorization of the expenditures by Congress or foreign governments

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in managing manufacturing processes

•	changes in cost and availability of labor and components

•	local and regional events, such as holidays, that may affect our production levels and

•	changes in economic conditions and world events.
     The EMS industry is impacted by the state of the U.S. and global economies and world events. A slowdown in the U.S. or global economy, or in particular in the industries served by us, may result in our customers reducing their forecasts or orders. The demand for our services could weaken, which in turn would impact our sales, capacity utilization, margins and financial results. Historically, we have seen periods, such as in fiscal 2003 and 2002, when our sales were adversely affected by a slowdown in the wireline/networking and wireless infrastructure sectors as a result of reduced end-market demand and reduced availability of capital to fund existing and emerging technologies. These factors substantially influence our net sales and margins.
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
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent and 61 percent of our net sales for the three months ended December 30, 2006 and December 31, 2005, respectively. For the three months ended December 30, 2006 and December 31, 2005, there were two customers that represented 10 percent or more of our net sales. Our principal customers have varied from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     In late fiscal 2004, we expanded our operations in Penang, Malaysia and added many employees. These actions resulted in additional costs and start-up inefficiencies. In fiscal 2007, we are again expanding our operations in Asia, including the addition of a third facility in Penang, Malaysia as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth or the anticipated net sales are not realized, our operating results could be adversely affected.
     Periods of contraction or reduced sales, such as the periods that occurred from fiscal 2001 through fiscal 2003, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment increase short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity, such as the fiscal 2005 closure of our Bothell, Washington facility and the recent closure of our Maldon, England facility and the related reduction in the number of employees, can affect our short-term and long-term results.
     In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above.
Expansion of our business and operations may negatively impact our business.
     We are adding a third facility in Malaysia as well as expanding our existing facility in China. Expansion of our operations involves numerous business risks, including:
•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value

•	additional fixed costs which may not be fully absorbed by new business

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	start up costs and inefficiencies as the new facilities begin operations

•	creation of excess capacity, and the need to reduce capacity elsewhere if anticipated sales or opportunities do not materialize

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial, management, technical and information systems and resources

•	disruption in manufacturing operations

•	inability to locate sufficient customers or employees to support the expansion and

•	inability to secure sufficient management talent necessary to support the expansion.
Our manufacturing services involve inventory risk.
     Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required materials. Accordingly, component price increases and inventory obsolescence could adversely affect our selling price, gross margins and operating results.
     In our turnkey operations, we need to order parts and supplies based on customer forecasts, which may be for a larger quantity of product than is included in the firm orders ultimately received from those customers. Customers’ cancellation, delay or reduction of orders can result in additional expense or excess inventory to us. While most of our customer agreements include provisions that require customers to reimburse us for excess inventory specifically ordered to meet their orders or forecasts, we may not actually be reimbursed or be able to collect on these obligations. In that case, we could have excess inventory and/or cancellation or return charges from our suppliers.
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
     In fiscal 2005, the Chinese and Malaysian governments un-coupled their respective currencies from the U.S. dollar. Both currencies had been relatively fixed to the U.S. dollar for the last several years, but both governments now appear to have adopted policies described as “managed floats” (that is, allowing their currencies to move in a tight range up or down from the previous day’s close). We do not currently “hedge” foreign currencies. As our Asian operations expand, our failure to adequately hedge foreign currency transactions and/or currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
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
     Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our liquidity, operating margins and operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.
We invest in technology to support our operations; developments may impair those assets.
     We are involved in a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. Our ERP platform is intended to augment our management information systems and includes various software systems to enhance and standardize our ability to globally translate information from production facilities into operational and financial information and create a consistent set of core business applications at our worldwide facilities. As of December 30, 2006, facilities representing approximately 78 percent of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites over the next two years; however, the conversion timetable and project scope for our remaining sites are subject to change based upon our evolving needs.
We may not be able to obtain raw materials or components for our assemblies on a timely basis, or at all.
     We rely on a limited number of suppliers for many of the components used in the assembly process. We do not have any long-term supply agreements. At various times, there have been shortages of some of the electronic components that we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. At times, component shortages have been prevalent in our industry, and such shortages may be expected to recur from time to time. In some cases, supply shortages and delays in deliveries of particular components have resulted in increased component pricing and in curtailed or delayed production of assemblies, which contributed to an increase in our inventory levels. An increase in economic activity could result in shortages, if manufacturers of components do not adequately anticipate the increased orders and/or have excessively cut back their production capability in view of reduced activity in recent years. World events, such as terrorism, armed conflict and epidemics, could also affect supply chains. An inability to obtain sufficient components on a timely basis could harm relationships with our customers.
     Due to the specialized component needs of our customers’ products, we may be required to use suppliers that are the sole provider of certain components. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering components on time or at all.
     While most of our customer contracts permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we typically bear the risk of component price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, component price increases could adversely affect our operating results

Start-up costs and inefficiencies related to new or transferred programs or new facilities can adversely affect our operating results.
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
     Medical - Our medical device business, which represented approximately 27 percent of our net sales for the first quarter of fiscal 2007, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
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
     While those arrangements may result in a significant amount of net sales in a short period of time as they did in the third and fourth quarters of fiscal 2006, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period; for example, our first quarter sales of fiscal 2007 in this sector have significantly decreased from the third and fourth quarters of fiscal 2006. Although we continue to expect additional orders will ultimately be forthcoming based on discussions with the customer, we can provide no assurances.
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
     We manufacture products to our customers’ specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component defect, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers or third parties are responsible for the defects, they may or may not be able to assume responsibility for any such costs or required payments to us, and we occasionally incur costs defending claims.
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
     We recently amended our credit facility with a group of banks, which allows us to borrow up to $100 million depending upon compliance with related covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
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
If we are unable to maintain effective internal control over our financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a reduction in the value of our common stock.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of shares by the Company during the first quarter of fiscal 2007.
     Plexus has a common stock buyback program that permits it to acquire up to 6 million shares of its common stock for an amount up to $25 million. To date, no shares have been repurchased under this program.
ITEM 4. Submission of Matter To a Vote of Security Holders
     At the Company’s 2007 annual meeting of shareholders on January 22, 2007, the eight management nominees for re-election as directors were re-elected by the shareholders with the following votes:

		Authority for
Director’s Name	Authority Granted	Voting Withheld
Ralf R. Böer	40,822,161	1,564,798
Stephen P. Cortinovis	41,960,140	426,819
David J. Drury	41,848,698	538,261
Dean A. Foate	41,959,949	427,010
Peter Kelly	41,957,082	429,877
John L. Nussbaum	41,244,089	1,142,870
Michael Schrock	41,960,583	426,376
Charles M. Strother, MD	41,949,756	437,203
     In addition, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2007. The vote on the proposal was as follows:
     For:           42,250,154            Against: 110,503            Abstain: 26,302

ITEM 6. Exhibits
10.1	Amended and Restated Credit Agreement dated as of January 12, 2007 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date 2/8/07	/s/ Dean A. Foate Dean A. Foate
President and Chief Executive Officer

Date 2/8/07	/s/ F. Gordon Bitter

F. Gordon Bitter
Vice President and Chief Financial Officer