Form 10-Q
period 2007-03-31
PLEXUS CORP
filed 2007-05-10
CIK 785786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-14824
PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin (State of Incorporation)	39-1344447 (IRS Employer Identification No.)
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
Yes ☐       No ☑
     As of May 2, 2007, there were 46,332,532 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$360,175	$337,911	$741,010	$666,217
Cost of sales	328,533	300,870	669,713	597,901

Gross profit	31,642	37,041	71,297	68,316

Operating expenses:
Selling and administrative expenses	20,572	19,301	40,918	36,530
Restructuring costs	419	—	932	—

	20,991	19,301	41,850	36,530

Operating income	10,651	17,740	29,447	31,786

Other income (expense):
Interest expense	(761)	(1,001)	(1,686)	(1,831)
Interest income	2,153	1,453	4,464	2,573
Miscellaneous	(82)	345	(631)	19

Income before income taxes	11,961	18,537	31,594	32,547

Income tax expense	1,803	—	6,319	253

Net income	$10,158	$18,537	$25,275	$32,294

Earnings per share:
Basic	$0.22	$0.42	$0.55	$0.73

Diluted	$0.22	$0.40	$0.54	$0.71

Weighted average shares outstanding:
Basic	46,296	44,633	46,269	44,265

Diluted	46,601	46,347	46,698	45,760

Comprehensive income:
Net income	$10,158	$18,537	$25,275	$32,294
Foreign currency translation adjustments	220	1,912	1,203	743

Comprehensive income	$10,378	$20,449	$26,478	$33,037

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$132,706	$164,912
Short-term investments	45,000	30,000
Accounts receivable, net of allowance of $1,000 and $1,100, respectively	194,442	209,737
Inventories	244,129	224,342
Deferred income taxes	10,378	10,232
Prepaid expenses and other	7,477	6,226

Total current assets	634,132	645,449

Property, plant and equipment, net	149,907	134,437
Goodwill	7,783	7,400
Deferred income taxes	4,606	4,542
Other	11,440	9,634

Total assets	$807,868	$801,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,643	$997
Accounts payable	192,744	215,332
Customer deposits	7,601	7,091
Accrued liabilities:
Salaries and wages	22,850	33,153
Other	30,022	29,808

Total current liabilities	254,860	286,381

Capital lease obligations, net of current portion	25,551	25,653
Other liabilities	9,434	7,861

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,328 and 46,217 shares issued and outstanding, respectively	463	462
Additional paid-in capital	322,762	312,785
Retained earnings	184,143	158,868
Accumulated other comprehensive income	10,655	9,452

	518,023	481,567

Total liabilities and shareholders’ equity	$807,868	$801,462

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities
Net income	$25,275	$32,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,837	11,493
Gain on sale of property, plant and equipment	(410)	—
Deferred income taxes	3,954	465
Stock based compensation expense	3,204	1,005
Changes in assets and liabilities:
Accounts receivable	16,028	(8,589)
Inventories	(19,080)	(27,358)
Prepaid expenses and other	(2,699)	(1,681)
Accounts payable	(24,332)	35,415
Customer deposits	930	2,408
Accrued liabilities and other	(14,763)	(2,021)

Cash flows provided by operating activities	944	43,431

Cash flows from investing activities
Purchases of short-term investments	(42,550)	(22,500)
Sales and maturities of short-term investments	27,550	7,500
Payments for property, plant and equipment	(30,057)	(21,453)
Proceeds from sales of property, plant and equipment	4,418	129

Cash flows used in investing activities	(40,639)	(36,324)

Cash flows from financing activities
Proceeds from debt	—	1,292
Payments on debt and capital lease obligations	(781)	(1,093)
Proceeds from exercise of stock options	872	18,869
Income tax benefit of stock option exercises	5,683	184
Issuances of common stock under Employee Stock Purchase Plan	219	—

Cash flows provided by financing activities	5,993	19,252

Effect of foreign currency translation on cash and cash equivalents	1,496	(413)

Net (decrease) increase in cash and cash equivalents	(32,206)	25,946

Cash and cash equivalents:
Beginning of period	164,912	98,727

End of period	$132,706	$124,673

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006
Unaudited
NOTE 1 – BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and Subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the results of operations for the three and six months ended March 31, 2007 and April 1, 2006, and the cash flows for the same six-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three and six months ended March 31, 2007 and April 1, 2006 each included 91 days and 182 days, respectively.
NOTE 2 – INVENTORIES
     The major classes of inventories are as follows (in thousands):

	March 31,	September 30,
	2007	2006
Raw materials	$168,200	$148,856
Work-in-process	27,314	36,156
Finished goods	48,615	39,330

	$244,129	$224,342

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	March 31,	September 30,
	2007	2006
Land, buildings and improvements	$91,129	$80,982
Machinery and equipment	163,298	152,933
Computer hardware and software	66,511	66,151
Construction in progress	7,284	3,263

	328,222	303,329
Less: accumulated depreciation and amortization	178,315	168,892

	$149,907	$134,437

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On January 12, 2007, the Company entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of March 31, 2007, there were no borrowings under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowing varies depending upon the Company’s then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified Company financial metrics. The Company is also required to pay an annual commitment fee on the unused credit commitment which depends on its leverage ratio; the current fee is 0.25 percent. Origination fees and expenses associated with the Amended Credit Facility totaled approximately $0.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses totaled approximately $0.1 million and $0.4 million for the three and six months ended March 31, 2007, respectively, and $0.3 million and $0.6 million for the three and six months ended April 1, 2006, respectively.
NOTE 5 – EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Basic and Diluted Earnings Per Share:
Net income	$10,158	$18,537	$25,275	$32,294

Basic weighted average common shares outstanding	46,296	44,633	46,269	44,265
Dilutive effect of stock options	305	1,714	429	1,495

Diluted weighted average shares outstanding	46,601	46,347	46,698	45,760

Earnings per share:
Basic	$0.22	$0.42	$0.55	$0.73

Diluted	$0.22	$0.40	$0.54	$0.71

     For both the three and six months ended March 31, 2007, stock options to purchase approximately 1.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
     For the three and six months ended April 1, 2006, stock options to purchase approximately 0.6 million and 1.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 6 – STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $1.3 million and $3.2 million of compensation expense associated with stock options for the three and six months ended March 31, 2007, respectively, and $0.2 million and $1.0 million for the three and six months ended April 1, 2006, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and recognizes the stock-based compensation expense over the stock options’ vesting period.

NOTE 7 – INCOME TAXES
     Income taxes for the three and six months ended March 31, 2007 were $1.8 million and $6.3 million, respectively. The effective tax rates for the three and six months ended March 31, 2007 were 15 percent and 20 percent, respectively. Income taxes for the three and six months ended April 1, 2006 were $0 and $0.3 million, respectively. The effective tax rates for the three and six months ended April 1, 2006 were 0 percent and 1 percent, respectively. The increase in the effective tax rates for the three and six months ended March 31, 2007 compared to the three and six months ended April 1, 2006, was because the Company recorded tax provisions associated with its U.S. pre-tax income during the current year periods whereas no such tax provisions were required for the prior year periods. In fiscal 2006, the Company continued to provide a full valuation allowance on its U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. At the end of the fourth quarter of fiscal 2006, the Company reversed approximately $17.7 million of its previously recorded valuation allowance on its U.S. deferred income tax assets. As a result of the partial reversal of the Company’s valuation allowance, the Company was required to record a U.S. income tax provision for the three and six months ended March 31, 2007.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
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
     The changes in the carrying amount of goodwill for the fiscal year ended September 30, 2006 and for the six months ended March 31, 2007 for the European reportable segment were as follows (in thousands):

Europe
Balance as of October 1, 2005	$6,995
Foreign currency translation adjustment	405

Balance as of September 30, 2006	7,400
Foreign currency translation adjustment	383

Balance as of March 31, 2007	$7,783

NOTE 9 – BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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

     Information about the Company’s four reportable segments for the three and six months ended March 31, 2007 and April 1, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales:
United States	$240,466	$242,281	$504,710	$480,215
Asia	107,929	64,972	207,180	123,084
Mexico	20,974	24,757	42,868	50,900
Europe	15,232	22,673	35,740	48,380
Elimination of inter-segment sales	(24,426)	(16,772)	(49,488)	(36,362)

	$360,175	$337,911	$741,010	$666,217

Depreciation and amortization:
United States	$2,426	$2,353	$4,831	$4,977
Asia	1,993	1,398	3,749	2,524
Mexico	508	308	1,012	606
Europe	184	251	370	541
Corporate	1,395	1,347	2,875	2,845

	$6,506	$5,657	$12,837	$11,493

Operating income (loss):
United States	$12,262	$23,941	$35,050	$43,227
Asia	11,338	5,376	21,290	9,811
Mexico	(1,774)	(541)	(3,146)	(878)
Europe	264	1,372	1,420	3,596
Corporate and other costs	(11,439)	(12,408)	(25,167)	(23,970)

	$10,651	$17,740	$29,447	$31,786

Capital expenditures:
United States	$1,857	$4,515	$3,049	$7,538
Asia	8,356	6,658	20,054	11,029
Mexico	4,268	229	5,000	548
Europe	348	37	410	150
Corporate	1,181	486	1,544	2,188

	$16,010	$11,925	$30,057	$21,453

	March 31,	September 30,
	2007	2006
Total assets:
United States	$306,799	$310,020
Asia	194,739	164,589
Mexico	44,819	32,112
Europe	87,890	91,416
Corporate	173,621	203,325

	$807,868	$801,462

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales:
United States	$240,466	$242,281	$504,710	$480,215
Malaysia	92,456	52,286	176,335	98,524
Mexico	20,974	24,757	42,868	50,900
United Kingdom	15,232	22,673	35,740	48,380
China	15,473	12,686	30,845	24,560
Elimination of inter-segment sales	(24,426)	(16,772)	(49,488)	(36,362)

	$360,175	$337,911	$741,010	$666,217

	March 31,	September 30,
	2007	2006
Long-lived assets:
United States	$30,246	$30,755
Malaysia	51,508	35,314
Mexico	6,930	2,941
United Kingdom	15,865	18,754
China	6,176	1,809
Corporate	46,965	52,264

	$157,690	$141,837

     Long-lived assets as of March 31, 2007 and September 30, 2006 exclude other long-term assets and deferred income tax assets totaling $16.0 million and $14.2 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the Corporate and other costs section in the above operating income (loss) table. For the three and six months ended March 31, 2007, the Company incurred restructuring costs of $0.4 million and $0.9 million, respectively, which were associated with the European and Mexican reportable segments.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Juniper Networks, Inc.	19%	20%	19%	21%
General Electric Corp.	10%	11%	12%	13%
     No other customers accounted for 10 percent or more of net sales in either of the periods in either fiscal 2007 or 2006.
NOTE 10 – GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs, or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases, materials on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2006 and for the six months ended March 31, 2007 (in thousands):

Limited warranty liability, as of October 1, 2005	$5,135
Accruals for warranties issued during the period	2,733
Settlements (in cash or in kind) during the period	(4,839)

Limited warranty liability, as of September 30, 2006	3,029
Accruals for warranties issued during the period	1,039
Settlements (in cash or in kind) during the period	(313)

Limited warranty liability, as of March 31, 2007	$3,755

NOTE 11 – CONTINGENCIES
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 12 – RESTRUCTURING COSTS
     Fiscal 2007 restructuring costs: For the three months ended March 31, 2007, the Company incurred $0.4 million of severance related to workforce reductions at its Kelso, Scotland and Juarez, Mexico facilities. The workforce reductions impacted 10 employees at each location.
     For the six months ended March 31, 2007, the Company incurred $0.9 million of restructuring costs, which consisted of the following:
•	$0.5 million related to severance and retention costs for the Maldon, England facility closure

•	$0.3 million for severance costs at the Kelso, Scotland facility and

•	$0.1 million for severance costs at the Juarez, Mexico facility.
The Maldon facility ceased production on December 12, 2006 and resulted in a workforce reduction of 75 employees. During the three months ended March 31, 2007, the Company sold the Maldon facility for $4.4 million and recorded a nominal gain on this transaction.

     The table below summarizes the Company’s accrued restructuring liabilities as of March 31, 2007 (in thousands):

	Employee	Lease Obligations
	Termination and	and Other Exit
	Severance Costs	Costs	Total
Accrued balance, September 30, 2006	$461	$2,136	$2,597
Restructuring costs	956	(24)	932
Amounts utilized	(1,146)	(2,112)	(3,258)

Accrued balance, March 31, 2007	$271	$—	$271

     We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The effective date for SFAS 159 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the continued uncertain economic outlook for the electronics and technology industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	our ability to secure new customers and maintain our current customer base

•	the results of cost reduction efforts

•	the impact of capacity utilization and our ability to manage fixed and variable costs

•	the effects of expanding, closing and restructuring facilities

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities

•	the effect of general economic conditions and world events

•	the effect of increased competition and

•	other risks detailed below, especially in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
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
     Our customers include both industry-leading OEMs and technology companies that have never manufactured products internally. As a result of our focus on serving industries that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices, defense procurement practices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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
EXECUTIVE SUMMARY
     Three months ended March 31, 2007. Net sales for the three months ended March 31, 2007 increased by $22.3 million, or 6.6 percent, over the three months ended April 1, 2006 to $360.2 million. Virtually all of the net sales growth for the current period was within the wireline/networking sector.
     Gross margins were 8.8 percent for the three months ended March 31, 2007, which compared unfavorably to 11.0 percent for the three months ended April 1, 2006. Gross margins in the current period were negatively impacted by the write-down of inventories for approximately $5.9 million due to financial concerns about a customer. Other factors such as increased fixed manufacturing costs and changes in customer mix also impacted gross margins unfavorably.
     Selling and administrative expenses increased $1.3 million or 6.6 percent to $20.6 million for the three months ended March 31, 2007. The increase can be attributed primarily to higher compensation expense associated with additional salaries and expenses to augment business development activities as well as increased stock-based compensation expense.
     Restructuring costs of approximately $0.4 million were incurred during the three months ended March 31, 2007 related to headcount reductions at both the Kelso, Scotland and Juarez, Mexico facilities.
     Net income for the three months ended March 31, 2007 decreased to $10.2 million from $18.5 million in the prior year period, and diluted earnings per share decreased to $0.22 from $0.40 in the prior year period. In addition to the items noted above, net income was negatively impacted by a much higher effective tax rate of 15 percent in the current period as compared to 0 percent in the prior year period.
     Six months ended March 31, 2007. Net sales for the six months ended March 31, 2007 increased by $74.8 million or 11.2 percent, over the six months ended April 1, 2006 to $741.0 million. The net sales growth for the current period was generated primarily by several customers within the wireline/networking sector.
     Gross margins were 9.6 percent for the six months ended March 31, 2007, which compared unfavorably to 10.3 percent for the six months ended April 1, 2006. Gross margins in the current period were negatively impacted by the above mentioned $5.9 million write-down of inventories, increased fixed manufacturing costs and changes in customer mix.
     Selling and administrative expenses increased $4.4 million or 12 percent to $40.9 million for the six months ended March 31, 2007. The increase can be attributed primarily to higher compensation expense associated with additional salaries and expenses to augment business development activities as well as increased stock-based compensation expense.
     Restructuring costs of approximately $0.9 million were incurred during the six months ended March 31, 2007 related to the closure of the Maldon, England facility and headcount reductions at both the Kelso, Scotland and Juarez, Mexico facilities.
     Net income for the six months ended March 31, 2007 decreased to $25.3 million from $32.3 million in the prior year period, and diluted earnings per share decreased to $0.54 from $0.71 in the prior year period. In addition to the items noted above, net income was negatively impacted by a much higher effective tax rate of 20 percent in the current period as compared to 1 percent in the prior year period.

     Reportable Segments. A further discussion of financial performance by reportable segment is presented below:
•	United States: Net sales for the three months ended March 31, 2007 decreased $1.8 million, or 0.7 percent, from the three months ended April 1, 2006 to $240.5 million. This decrease in net sales was driven primarily by volume reductions with several customers due to the following: weakened end-market demand for some programs, the loss of some programs as these programs either went end-of-life or disengaged, and the transfer of two customer programs to one of our Asian sites. These reductions were offset by increased net sales with other significant existing customers. Operating income for the three months ended March 31, 2007 decreased $11.7 million from the three months ended April 1, 2006. The reduction in operating income was attributable, in part, to the above mentioned $5.9 million write-down of inventories. Operating income was also significantly impacted by changes in customer mix and lower pricing.

Net sales for the six months ended March 31, 2007 increased $24.5 million, or 5.1 percent, over the six months ended April 1, 2006 to $504.7 million. This growth reflected increased net sales to several existing customers offset by volume reductions with other customers due to weakened end-market demand as well as for the reasons noted above. Operating income for the six months ended March 31, 2007 decreased $8.2 million from the six months ended April 1, 2006, primarily as a result of the write-down of inventories for $5.9 million as well as the other above mentioned items.

•	Asia: Net sales for the three months ended March 31, 2007 increased $43.0 million, or 66.1 percent, over the three months ended April 1, 2006 to $107.9 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from customers in the wireline/ networking sector and a customer in the wireless infrastructure sector. Operating income for the three months ended March 31, 2007 improved $6.0 million over the three months ended April 1, 2006 as a result of increased net sales and operating efficiencies attendant higher production levels. Operating income expansion was tempered by the increased fixed manufacturing costs associated with the expansion of facilities and additional administrative costs incurred during the current period to support growth. We expect the third Penang facility to become profitable late in the third quarter of fiscal 2007 and to operate profitably in the fourth quarter of fiscal 2007.

Net sales for the six months ended March 31, 2007 increased $84.1 million, or 68.3 percent, over the six months ended April 1, 2006 to $207.2 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from customers in the wireline/networking sector and a customer in the wireless infrastructure sector. Operating income for the six months ended March 31, 2007 improved $11.5 million over the six months ended April 1, 2006, primarily as a result of higher net sales and operating efficiencies attendant higher production levels. Expansion of operating income was tempered by the items noted above during the current year period.

•	Mexico: Net sales for the three months ended March 31, 2007 decreased $3.8 million or 15.3 percent, from the three months ended April 1, 2006 to $21.0 million. The decrease was primarily driven by the loss of a significant customer program in the wireless infrastructure sector. Operating loss for the three months ended March 31, 2007 widened by $1.2 million over the three months ended April 1, 2006, primarily as a result of lower net sales and lower pricing for certain customers. Slower than expected development of new business for this reportable segment will delay attainment of break-even operating income beyond the current fiscal year.

Net sales for the six months ended March 31, 2007 decreased $8.0 million, or 15.8 percent, from the six months ended April 1, 2006 to $42.9 million. The decrease was primarily attributable to the loss of a significant customer program in the wireless infrastructure sector. Operating loss for the six months ended March 31, 2007 increased $2.3 million over the six months ended April 1, 2006 to $3.1 million, primarily as a result of lower net sales and lower pricing for certain customers.

•	Europe: Net sales for the three months ended March 31, 2007 decreased $7.4 million, or 32.8 percent to $15.2 million, from the three months ended April 1, 2006. The lower net sales were a result of three customer programs going end-of-life. Operating income for the three months ended March 31, 2007 decreased by nearly $1.1 million to $0.3 million from the prior year period due primarily to lower net sales.

Net sales for the six months ended March 31, 2007 decreased $12.6 million, or 26.1 percent to $35.7 million, from the six months ended April 1, 2006. The reduction in net sales can be attributed to three customer programs going end-of-life. Operating income for the six months ended March 31, 2007 decreased $2.2 million from the six months ended April 1, 2006 primarily as a result of lower net sales.
     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, occur in the United States and Asia. Net sales to General Electric Corp. (“GE”), a significant customer, occur in the United States, Asia and Mexico. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
     Fiscal 2007 outlook. Our financial goal for the current fiscal year is for continued profitable organic growth in net sales. We recently announced a revised net sales growth target for fiscal 2007 of approximately 6 percent to 8 percent over fiscal 2006. Our prior expectations of 8 percent to 12 percent net sales growth have been tempered by recent indications of weakening end-market demand across all industry sectors. Based on customer indications of expected demand, we currently expect fiscal third quarter 2007 net sales to be in the range of $365 million to $375 million. These net sales include a follow-on defense sector order received late in the second quarter for which we expect most of the net sales to occur in the third and fourth quarters of fiscal 2007. However, results will ultimately depend upon the timing and actual level of customer orders. Assuming that net sales are in that range, we would currently expect to earn between $0.25 to $0.30 per diluted share, excluding any restructuring or impairment costs.
     Our primary financial metric for measuring financial performance is after-tax return on capital employed (“ROCE”), which we currently anticipate will exceed our estimated 15 percent weighted average cost of capital in fiscal 2007. We define after-tax ROCE as tax-effected operating income, excluding restructuring costs, divided by average capital employed, which is equity plus debt, less cash and cash equivalents and short-term investments. Annualized after-tax ROCE for the six months ended March 31, 2007 was 14.1 percent.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 31,	April 1,	Increase/		March 31,	April 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)
Net Sales	$360.2	$337.9	$22.3	7%	$741.0	$666.2	$74.8	11%
     The increase in net sales for both the three and six months ended March 31, 2007, primarily reflected increased demand in the wireline/networking sector. Net sales in this sector increased $37.1 million and $68.6 million, respectively, for the three and six months ended March 31, 2007 as compared to the prior year periods. The net sales growth in the wireline/networking sector was associated with increased demand from several customers. Our largest customer, Juniper, contributed additional net sales of $3.1 million and $3.0 million, respectively, for the three and six months ended March 31, 2007, compared to the prior year periods.
     Our net sales percentages by industry sector for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
Industry	2007	2006	2007	2006
Wireline/Networking	45%	37%	44%	38%
Wireless Infrastructure	8%	11%	8%	11%
Medical	25%	26%	26%	28%
Industrial/Commercial	16%	20%	16%	18%
Defense/Security/Aerospace	6%	6%	6%	5%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Juniper	19%	20%	19%	21%
GE	10%	11%	12%	13%
Top 10 customers	59%	58%	59%	59%
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
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 31,	April 1,	Increase/		March 31,	April 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)
Gross Profit	$31.6	$37.0	$(5.4)	15%	$71.3	$68.3	$3.0	4%
Gross Margin	8.8%	11.0%			9.6%	10.3%
     For the three months ended March 31, 2007, gross profit and gross margin were impacted by the following:
•	A $5.9 million write-down of inventories due to financial concerns about a customer

•	A 5.8 percent increase in fixed manufacturing costs as a result of our facility expansion in Penang, Malaysia

•	Other factors such as reduced net sales in each of our geographical regions other than Asia, changes in customer mix and price reductions impacted gross margins unfavorably.
     For the six months ended March 31, 2007, gross profit and gross margin were impacted by the following:
•	A $5.9 million write-down of inventories as noted above

•	A 4.2 percent increase in fixed manufacturing costs due to facility expansion in Penang, Malaysia

•	Other factors such as reduced net sales in our European and Mexican reportable segments, changes in customer mix and price reductions impacted gross margins unfavorably.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant the transition of new programs, product life-cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on expanding gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Most of the research and development we conduct is paid for by our customers and is, therefore, included in both sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.

     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 31,	April 1,	Increase/		March 31,	April 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)
S&A	$20.6	$19.3	$1.3	7%	$40.9	$36.5	$4.4	12%
Percent of net sales	5.7%	5.7%			5.5%	5.5%
     The dollar increase in S&A for the three months ended March 31, 2007 was due to a number of factors: an increase in compensation expense of approximately $1.0 million related to additional headcount to augment business development activities and increased bad debt expense of $0.3 million. S&A as a percentage of net sales remained relatively flat as a result of the increased net sales in the three months ended March 31, 2007 as compared to the prior year period.
     The dollar increase in S&A for the six months ended March 31, 2007 can be contributed to the following: an increase in compensation expense of $1.9 million related to additional headcount to augment business development activities; increased stock based compensation of $1.5 million and increased bad debt expense of $0.6 million. S&A as a percentage of net sales remained relatively flat as a result of increased net sales in the six months ended March 31, 2007 as compared to the prior year period.
     Restructuring Actions: For the three months ended March 31, 2007, the Company incurred $0.4 million of severance related to workforce reductions at its Kelso, Scotland and Juarez, Mexico facilities. The workforce reductions impacted 10 employees at each location.
     For the six months ended March 31, 2007, the Company incurred $0.9 million which consisted of the following:
•	$0.5 million related to severance and retention costs for the Maldon, England facility closure

•	$0.3 million for severance costs at the Kelso, Scotland facility and

•	$0.1 million for severance costs at the Juarez, Mexico facility.
The Maldon facility ceased production on December 12, 2006 and resulted in a workforce reduction of 75 employees. During the three months ended March 31, 2007, the Company sold the Maldon facility for $4.4 million and recorded a nominal gain on this transaction.
     As of March 31, 2007, we have a remaining restructuring liability of approximately $0.3 million, which is expected to be paid within the next twelve months. See Note 12 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Income tax expense	$1.8	$—	$6.3	$0.3
Effective annual tax rate	15%	—%	20%	1%
     The increase in our effective tax rates for the three and six months ended March 31, 2007 compared to the three and six months ended April 1, 2006 was because we recorded a tax provision associated with our U.S. pre-tax income for the current year periods whereas no such tax provision was required for the prior year periods. In fiscal 2006, we had a full valuation allowance on our U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. At the end of the fourth quarter of fiscal 2006, we reversed approximately $17.7 million of the previously recorded valuation allowance on U.S. deferred income tax assets. As a result of the partial reversal of our valuation allowance, we were required to record a U.S. income tax provision for the three and six months ended March 31, 2007.

     We currently expect the annual effective tax rate for fiscal 2007 to be approximately 20 percent.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $0.9 million for the six months ended March 31, 2007, compared to cash flows provided by operating activities of $43.4 million for the six months ended April 1, 2006. The reduction in cash flows provided by operating activities during the six months ended March 31, 2007 was primarily due to lower earnings, increased inventories and reductions in accounts payable and other accrued liabilities, partially moderated by reductions in accounts receivable.
     As of March 31, 2007, quarterly days sales outstanding in accounts receivable were 49 days as compared to the 48 quarterly days sales outstanding as of September 30, 2006.
     Inventory turnover decreased to 5.7 turns for the six months ended March 31, 2007 from 6.4 turns for the fiscal year ended September 30, 2006. Inventory increased $19.8 million during the six-month period ended March 31, 2007 as a result of increased finished goods held on our customers’ behalf and increased raw material held in anticipation of higher production levels in the second half of the fiscal year.
     Investing Activities. Cash flows used in investing activities totaled $40.6 million for the six months ended March 31, 2007 and were used principally for additions to property, plant and equipment, primarily in Asia as we continue to expand operations in that region. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2007 to be in the range of $65 million to $75 million of which $30.1 million were made during the first half of fiscal 2007. The sale of an excess facility in the United Kingdom provided approximately $4.4 million of cash proceeds.
     Financing Activities. Cash flows provided by financing activities totaled $6.0 million for the six months ended March 31, 2007, which primarily represented the proceeds and related income tax benefits of stock option exercises.
     On January 12, 2007, we entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with our bank group, which allows us to borrow up to $100 million. Our previous secured revolving credit facility was amended on an unsecured basis. The Amended Credit Facility provides lower fees and interest rates. It also can be increased by an additional $100 million, if there is no event of default existing under the Amended Credit Facility agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of April 30, 2007, there were no borrowings under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowing varies depending upon our then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified financial metrics. We are also required to pay an annual commitment fee on the unused credit commitment which depends on our total leverage ratio; the current fee is 0.25 percent.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2007. Although net sales growth anticipated for the second half of fiscal 2007 is expected to increase our working capital, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time-to-time various financing alternatives to supplement our financial resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2007 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2012 and
	Total	in 2007	2008-2009	2010-2011	thereafter
Current Portion of Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	42.7	2.0	8.0	8.0	24.7
Operating Lease Obligations	47.1	4.6	15.5	10.1	16.9
Purchase Obligations (1)	247.3	233.6	13.6	0.1	—
Other Long-Term Liabilities on the Balance Sheet (2)	8.8	0.6	1.3	1.6	5.3
Other Long-Term Liabilities not on the Balance Sheet (3)	1.7	0.3	1.4	—	—

Total Contractual Cash Obligations	$347.6	$241.1	$39.8	$19.8	$46.9

(1) –	As of March 31, 2007, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

(2) –	As of March 31, 2007, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation.

(3) –	As of March 31, 2007, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2006 Report on Form 10-K. During the first and second quarters of fiscal 2007, there were no material changes to these policies. Our more critical accounting policies are as follows:
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
     Revenue – Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirement or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 13 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of March 31, 2007, we had no foreign currency contracts outstanding.
     Our percentage of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	5%	7%	5%	7%
Total costs	12%	13%	12%	13%

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
     Our only material interest rate risk is associated with our secured credit facility for which we currently have no borrowings. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months and six months ended March 31, 2007 and April 1, 2006.
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
     Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is party to litigation in the ordinary course of business. Management does not believe that these legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume and timing of customer orders relative to our capacity

•	the typical short life-cycle of our customers’ products

•	customers’ operating results and business conditions

•	changes in our customers’ sales mix

•	failures of our customers to pay amounts due to us

•	volatility of customer orders for certain programs for the Defense sector

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components and

•	changes in U.S. and global economic and political conditions and world events.
The majority of our net sales come from a relatively small number of customers and a limited number of industries; if we lose any of these customers or there are problems in those industries, our sales and operating results could decline significantly.
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 59 percent of our net sales for both the three and six months ended March 31, 2007. For the three and six months ended March 31, 2007, there were two customers that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in sales to any of these customers, or the loss of other major customers, could seriously harm our business.
     In addition, we focus our sales to customers in several industries. For example, net sales to customers in the wireline/networking sector recently have increased significantly in absolute dollars, making us more dependent upon the performance of that sector and the economic and business conditions that affect it. In addition, net sales in the defense/security/aerospace sector have become increasingly important in some periods; however, net sales in this sector are particularly susceptible to significant period-to-period variations. Any weakness in the industries in which our customers are concentrated could affect our business and results of operations.
Our customers do not make long-term commitments and may cancel or change their production requirements.
     Electronic manufacturing services (“EMS”) companies must respond quickly to the requirements of their customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers also cancel requirements, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.

     In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Since many of our operating expenses are fixed, a reduction in customer demand can harm our operating results. Moreover, since our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
     Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources at any given time to meet all of our customers’ demands or to meet the requirements of a specific program.
Our manufacturing services involve inventory risk.
     Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required raw materials. Excess or obsolete inventory could adversely affect our operating results.
     In our turnkey operations, we order raw materials based on customer forecasts and/or orders. Suppliers may require us to purchase raw materials in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete raw material. While we attempt to cancel, return or otherwise mitigate excess and obsolete raw materials and require customers to reimburse us for excess and obsolete inventory, we may not actually be reimbursed timely or be able to collect on these obligations.
     In addition, we provide managed inventory programs for some of our key customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs may result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to the risk of enforcing those obligations.
We may experience raw material shortages and price fluctuations.
     We do not have any long-term supply agreements. At various times, we have experienced component shortages due to supplier capacity constraints or their failure to deliver. At times, component shortages have been prevalent due to industry-wide conditions, and such shortages can be expected to recur from time to time. World events, such as foreign government policies, terrorism, armed conflict and epidemics, could also affect supply chains. We rely on a limited number of suppliers for many of the components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering components timely or at all. Supply shortages and delays in deliveries of components have resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results. An inability to obtain sufficient components on a timely basis could also harm relationships with our customers.
     Component supply shortages and delays in deliveries have also resulted in increased component pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in component prices and other factors, we typically bear the risk of component price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.

Failure to manage periods of growth or contraction, if any, may seriously harm our business.
     Our industry frequently sees periods of expansion and contraction to adjust to customers’ needs and market demands. Plexus regularly contends with these issues and must carefully manage its business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, we can find ourselves with either excess or insufficient capacity and our business and profitability may suffer.
     Expansion can inherently include additional costs and start-up inefficiencies. In fiscal 2007, we are expanding our operations in Asia, including the addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth, or the anticipated net sales are not realized, our operating results could be adversely affected. Other risks of current or future expansion include:
•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value
•	additional fixed costs which may not be fully absorbed by new business
•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
•	diversion of management’s attention from other business areas during the planning and implementation of expansions
•	strain placed on our operational, financial, management, systems and other resources and
•	inability to locate sufficient customers, employees or management talent to support the expansion.
     Periods of contraction or reduced sales create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment entail short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges.
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
     We do not generally “hedge” foreign currencies. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 13 years and 7 years, respectively, which may not be extended.
If we are unable to maintain our engineering, technological and manufacturing process expertise, our results may be adversely affected.
     The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process developments. Our manufacturing and design processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:
•	retain our qualified engineering and technical personnel
•	maintain and enhance our technological capabilities
•	successfully manage the implementation and execution of information systems
•	develop and market manufacturing services which meet changing customer needs and
•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.
     Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new design, assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. As of March 31, 2007, facilities representing approximately 78 percent of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites by end of calendar 2007; however, the conversion timetable and project scope for our remaining sites are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results.
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross margins and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs or program transfers. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
     The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.

We and our customers are subject to extensive government regulations.
     Government regulation and procurement practices significantly affect both our operations and the industries in which our customers operate. These requirements can, in turn, affect our operations and costs. Failure by us or our customers to comply with these regulations and practices could seriously affect our operations and profitability.
     Extensive government regulation affects our operations.
     We are subject to extensive regulation as to how we conduct our business. These regulations affect every aspect of our business, including our labor, employment, workplace safety, environmental and import/export practices, as well as many other facets of our operations. At the corporate level, we are subject to increasingly stringent regulation and requirements as a publicly-held company; recent accounting and corporate governance practices and the Sarbanes-Oxley Act have led to more stringent securities regulation and disclosure requirements.
     We are also subject to environmental regulations relating to air emission standards and the use, storage, discharge, recycling and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, we could be subject to future liabilities or the suspension of business. These regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur significant expense. While we are not currently aware of any material violations, we may have to spend funds to comply with present and future regulations or be required to perform site remediation.
     There are two relatively recent European Union (“EU”) directives that particularly affect our business from an environmental perspective. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS became effective on July 1, 2006, and restricts within the EU the distribution of products containing certain substances, with lead being the restricted substance most relevant to us. The second EU directive is the Waste Electrical and Electronic Equipment directive, which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU. Since both of these EU directives affect the worldwide electronics supply-chain, we expect that there will be further collaborative efforts with our suppliers and customers to develop compliant processes and products, although to date the cost of such efforts to us and our liability for non-compliance has been nominal.
     Government regulations also affect our customers and their industries, which could affect our net sales.
     In addition, our customers are also required to comply with various government regulations and legal requirements. Their failure to comply could affect their businesses, which in turn would affect our sales to them. The processes we engage in for these customers must comply with the relevant regulations. In addition, if our customers are required by regulation or other legal requirements to make changes in their product lines, these changes could significantly disrupt particular projects for these customers and create inefficiencies in our business.
     Some of the sectors in which our customers operate are subject to particularly stringent government regulation or are particularly affected by government practices. In those sectors, both our customers and ourselves need to assure compliance with those regulations, and failure to do so could affect both our business and profitability as more specifically discussed below.
     Medical – Our net sales to the medical sector, which represented approximately 25 percent of our net sales for the second quarter of fiscal 2007, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     Defense - In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies that design and manufacture for this sector face governmental, security and other requirements that could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense to continue them. Products for the military are also subject to continuing testing of their operations in the field, which could affect the possibility and timing of future orders.
     While those arrangements may result in a significant amount of net sales in a short period of time as they did in the third and fourth quarters of fiscal 2006, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
     Wireline/Wireless — The end-markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to regulation by the Federal Communications Commission, as well as by various state and foreign government agencies. The policies of these agencies can directly affect both the near-term and long-term demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.
There may be problems with the products we design or manufacture that could result in liability claims against us and reduced demand for our services.
     The products which we design or manufacture may be subject to liability claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ highly complex specifications. Despite our quality control and quality assurance efforts, problems may occur, or be alleged to have occurred, in the design and/or manufacturing of these products. Problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications or in the design or manufacturing processes or by a component defect, and whether or not we are responsible, may result in delayed shipments to customers and/or reduced or cancelled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, problems may result in liability claims against us, whether or not we are responsible. Even if customers or third parties such as component suppliers are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. We occasionally incur costs defending claims, and disputes could affect our business relationships.
Intellectual property infringement claims against our customers or us could harm our business.
     Our design and manufacturing services and the products offered by our customers involve the creation and use of intellectual property rights, which subject us and our customers to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for infringement, whether or not these have merit, we could be required to expend significant resources in defense of those claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing alternatives or obtaining licenses on reasonable terms or at all. Infringement by our customers could cause them to discontinue production of some of their products, potentially with little or no notice, which may reduce our sales to them and disrupt our production.
     Additionally, if third parties, such as component manufacturers, are responsible for the infringement, they may or may not have the resources to assume responsibility for any related costs or required payments to us, and we may incur costs defending claims. While third parties may be required to indemnify us against claims of intellectual property infringement, if those third parties are unwilling or unable to indemnify us, we may be exposed to additional costs.

Our products are for the electronics industry, which produces technologically advanced products with relatively short life-cycles.
     Factors affecting the electronics industry, in particular short product life-cycles, could seriously affect our customers and, as a result, ourselves. These factors include:
•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life-cycles
•	the inability of our customers to develop and market their products, some of which are new and untested and
•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.
     Even if our customers successfully respond to these market challenges, their responses, including any consequential changes we must make in our business relationships with them and our production for them, can affect our production cycles, inventory management and results of operations.
Increased competition may result in reduced demand or reduced prices for our services.
     The EMS industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous U.S. and foreign EMS providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and may choose to manufacture products themselves rather than outsource that process. Consolidations and other changes in the EMS industry result in a changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors that may have significantly greater resources with which to compete against us.
     Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than ourselves. These competitors may:
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
     We may operate at a cost disadvantage compared to other EMS providers which have lower internal cost structures or have greater direct buying power with component suppliers, distributors and raw material suppliers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or become increasingly competitive. Increased competition could result in price reductions, reduced sales and margins or loss of market share.
We depend on certain key personnel, and the loss of key personnel may harm our business.
     Our success depends in large part on the continued services of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.
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
     We have previously grown, in part, through acquisitions. If we were to pursue future growth through acquisitions, this would involve significant risks that could have a material adverse effect on us. These risks include:
          Operating risks, such as:
•	the inability to integrate successfully our acquired operations’ businesses and personnel
•	the inability to realize anticipated synergies, economies of scale or other value
•	the difficulties in scaling up production and coordinating management of operations at new sites
•	the strain placed on our personnel, systems and resources
•	the possible modification or termination of an acquired business’ customer programs, including the loss of customers and the cancellation of current or anticipated programs and
•	the loss of key employees of acquired businesses.
          Financial risks, such as:
•	the use of cash resources, or incurrence of additional debt and related interest expense
•	the dilutive effect of the issuance of additional equity securities
•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins of acquired businesses to our desired levels
•	the incurrence of large write-offs or write-downs
•	the impairment of goodwill and other intangible assets and
•	the unforeseen liabilities of the acquired businesses.
We may fail to secure or maintain necessary financing.
     We recently amended our credit facility with our bank group, which allows us to borrow up to $100 million depending upon compliance with its defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
     Our future success may depend on our ability to obtain additional financing and capital to support possible future growth. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new credit facilities or a combination of these methods.
     We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders’ ownership interests. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.

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
     In addition, the stock market in general, and especially share prices for technology companies in particular, have from time to time experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.
     Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 31, 2007.

			Total number	Maximum number of
			of shares purchased	shares that may yet
	Total number	Average	as part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs*

December 31, 2006 to January 27, 2007	—	$—	—

January 28 to February 24, 2007	7,242	17.00	—

February 25 to March 31, 2007	—	—	—

Total	7,242	$17.00	—	6,000,000

*	Plexus has a common stock buyback program that permits it to acquire up to 6 million shares of its common stock for an amount up to $25 million. To date, no shares have been repurchased under this program.
     The shares repurchased above were existing employee-owned shares of the Company used by option holders in payment of the purchase price and/or tax withholding obligations in connection with their exercise of stock options under the Company’s stock option plans. The “price” used for these purposes is the market value of those shares.
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

5/10/07	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

5/10/07	/s/ F. Gordon Bitter
Date	F. Gordon Bitter
Sr. Vice President and Chief Financial Officer