Form 10-Q
period 2007-06-30
PLEXUS CORP
filed 2007-08-08
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended June 30, 2007
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
Yes ☐    No  ☑
     As of August 1, 2007, there were 46,367,857 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$379,574	$397,398	$1,120,584	$1,063,615
Cost of sales	341,052	351,894	1,010,765	949,796

Gross profit	38,522	45,504	109,819	113,819

Operating expenses:
Selling and administrative expenses	20,169	21,554	61,087	58,084
Restructuring costs	—	—	932	—

	20,169	21,554	62,019	58,084

Operating income	18,353	23,950	47,800	55,735

Other income (expense):
Interest expense	(741)	(821)	(2,427)	(2,652)
Interest income	2,264	1,654	6,728	4,226
Miscellaneous	(451)	637	(1,082)	656

Income before income taxes	19,425	25,420	51,019	57,965

Income tax expense	3,885	328	10,204	579

Net income	$15,540	$25,092	$40,815	$57,386

Earnings per share:
Basic	$0.34	$0.55	$0.88	$1.28

Diluted	$0.33	$0.53	$0.87	$1.24

Weighted average shares outstanding:
Basic	46,336	45,848	46,291	44,793

Diluted	46,722	47,274	46,704	46,391

Comprehensive income:
Net income	$15,540	$25,092	$40,815	$57,386
Foreign currency translation adjustments	475	1,053	1,678	1,796

Comprehensive income	$16,015	$26,145	$42,493	$59,182

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$145,206	$164,912
Short-term investments	45,000	30,000
Accounts receivable, net of allowance of $900 and $1,100, respectively	199,131	209,737
Inventories	253,763	224,342
Deferred income taxes	11,482	10,232
Prepaid expenses and other	6,173	6,226

Total current assets	660,755	645,449

Property, plant and equipment, net	152,997	134,437
Goodwill	7,941	7,400
Deferred income taxes	3,665	4,542
Other	11,844	9,634

Total assets	$837,202	$801,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,701	$997
Accounts payable	196,617	215,332
Customer deposits	7,943	7,091
Accrued liabilities:
Salaries and wages	26,390	33,153
Other	28,990	29,808

Total current liabilities	261,641	286,381

Capital lease obligations, net of current portion	25,460	25,653
Other liabilities	9,664	7,861

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,356 and 46,217 shares issued and outstanding, respectively	464	462
Additional paid-in capital	329,160	312,785
Retained earnings	199,683	158,868
Accumulated other comprehensive income	11,130	9,452

	540,437	481,567

Total liabilities and shareholders’ equity	$837,202	$801,462

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities
Net income	$40,815	$57,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,596	17,189
Non-cash asset impairments	—	59
Gain on sale of property, plant and equipment	(410)	—
Deferred income taxes	7,849	(80)
Stock based compensation expense	4,549	1,714
Changes in assets and liabilities:
Accounts receivable	11,718	(49,731)
Inventories	(28,385)	(51,495)
Prepaid expenses and other	(1,792)	(1,433)
Accounts payable	(22,820)	73,387
Customer deposits	747	1,000
Accrued liabilities and other	(16,233)	2,024

Cash flows provided by operating activities	15,634	50,020

Cash flows from investing activities
Purchases of short-term investments	(52,550)	(30,500)
Sales and maturities of short-term investments	37,550	10,500
Payments for property, plant and equipment	(37,853)	(26,192)
Proceeds from sales of property, plant and equipment	4,456	309

Cash flows used in investing activities	(48,397)	(45,883)

Cash flows from financing activities
Proceeds from debt	—	1,292
Payments on debt and capital lease obligations	(993)	(1,692)
Proceeds from exercise of stock options	1,130	35,625
Income tax benefit of stock option exercises	10,296	363
Issuances of common stock under Employee Stock Purchase Plan	402	138

Cash flows provided by financing activities	10,835	35,726

Effect of foreign currency translation on cash and cash equivalents	2,222	1,160

Net (decrease) increase in cash and cash equivalents	(19,706)	41,023

Cash and cash equivalents:
Beginning of period	164,912	98,727

End of period	$145,206	$139,750

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2007, and the results of operations for the three and nine months ended June 30, 2007 and July 1, 2006, and the cash flows for the same nine-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three and nine months ended June 30, 2007 and July 1, 2006 each included 91 days and 273 days, respectively.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	June 30,	September 30,
	2007	2006
Raw materials	$176,826	$148,856
Work-in-process	29,587	36,156
Finished goods	47,350	39,330

	$253,763	$224,342

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	June 30,	September 30,
	2007	2006
Land, buildings and improvements	$94,275	$80,982
Machinery and equipment	167,128	152,933
Computer hardware and software	67,506	66,151
Construction in progress	7,446	3,263

	336,355	303,329
Less: accumulated depreciation and amortization	183,358	168,892

	$152,997	$134,437

NOTE 4 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On January 12, 2007, the Company entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of June 30, 2007, there were no borrowings under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowings varies depending upon the Company’s then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified Company financial metrics. The Company is also required to pay an annual commitment fee on the unused credit commitment which depends on its leverage ratio; the current fee is 0.25 percent. Origination fees and expenses associated with the Amended Credit Facility totaled approximately $0.3 million and have been deferred. These origination fees and expenses are amortized over the five-year term of the Amended Credit Facility.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses totaled approximately $0.1 million and $0.5 million for the three and nine months ended June 30, 2007, respectively, and $0.3 million and $0.9 million for the three and nine months ended July 1, 2006, respectively.
NOTE 5 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Basic and Diluted Earnings Per Share:
Net income	$15,540	$25,092	$40,815	$57,386

Basic weighted average common shares outstanding	46,336	45,848	46,291	44,793
Dilutive effect of stock options	386	1,426	413	1,598

Diluted weighted average shares outstanding	46,722	47,274	46,704	46,391

Earnings per share:
Basic	$0.34	$0.55	$0.88	$1.28

Diluted	$0.33	$0.53	$0.87	$1.24

     For the three and nine months ended June 30, 2007, stock options to purchase approximately 2.0 million and 1.9 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
     For the three and nine months ended July 1, 2006, stock options to purchase approximately 0.4 million and 0.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 6 — STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $1.3 million and $4.5 million of compensation expense associated with stock options for the three and nine months ended June 30, 2007, respectively, and $0.7 million and $1.7 million for the three and nine months ended July 1, 2006, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and recognizes the stock-based compensation expense over the stock options’ vesting periods.

NOTE 7 — INCOME TAXES
     Income taxes for the three and nine months ended June 30, 2007 were $3.9 million and $10.2 million, respectively. The effective tax rate for both the three and nine months ended June 30, 2007 was 20 percent. Income taxes for the three and nine months ended July 1, 2006 were $0.3 million and $0.6 million, respectively. The effective tax rates for the three and nine months ended July 1, 2006 were 1.3 percent and 1.0 percent, respectively. The increase in the effective tax rates for the three and nine months ended June 30, 2007 compared to the three and nine months ended July 1, 2006, was because the Company recorded tax provisions associated with its U.S. pre-tax income during the current year periods whereas no such tax provisions were required for the prior year periods.
     In fiscal 2006, the Company continued to provide a full valuation allowance on its U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. At the end of the fourth quarter of fiscal 2006, the Company reversed approximately $17.7 million of its previously recorded valuation allowance on its U.S. deferred income tax assets. As a result of the partial reversal of the Company’s valuation allowance, the Company was required to record a U.S. income tax provision for the three and nine months ended June 30, 2007.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level.
     The Company is required to perform goodwill impairment tests at least on an annual basis. The Company has selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s fiscal 2007 annual impairment test did not result in any further impairment of the remaining goodwill, all of which relates to its European reportable segment (i.e. the United Kingdom). The fair value of the Company’s United Kingdom operations was estimated using the present value of its expected cash flows. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
     The changes in the carrying amount of goodwill, which is included within the assets of the European reportable segment, for the fiscal year ended September 30, 2006 and for the nine months ended June 30, 2007 were as follows (in thousands):

Europe
Balance as of October 1, 2005	$6,995
Foreign currency translation adjustment	405

Balance as of September 30, 2006	7,400
Foreign currency translation adjustment	541

Balance as of June 30, 2007	$7,941

NOTE 9 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
     Information about the Company’s four reportable segments for the three and nine months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales:
United States	$265,456	$294,567	$770,166	$774,782
Asia	106,809	89,565	313,989	212,649
Mexico	18,810	16,940	61,678	67,840
Europe	15,550	22,970	51,290	71,350
Elimination of inter-segment sales	(27,051)	(26,644)	(76,539)	(63,006)

	$379,574	$397,398	$1,120,584	$1,063,615

Depreciation and amortization:
United States	$2,369	$2,341	$7,200	$7,318
Asia	2,306	1,454	6,055	3,978
Mexico	504	311	1,516	917
Europe	194	249	564	790
Corporate	1,386	1,341	4,261	4,186

	$6,759	$5,696	$19,596	$17,189

Operating income (loss):
United States	$25,008	$31,259	$60,058	$74,486
Asia	9,115	7,952	30,405	17,763
Mexico	(4,569)	(1,521)	(7,715)	(2,399)
Europe	1,031	1,679	2,451	5,275
Corporate and other costs	(12,232)	(15,419)	(37,399)	(39,390)

	$18,353	$23,950	$47,800	$55,735

Capital expenditures:
United States	$1,303	$1,903	$4,352	$9,441
Asia	5,225	1,916	25,279	12,945
Mexico	230	237	5,230	785
Europe	157	53	567	203
Corporate	881	630	2,425	2,818

	$7,796	$4,739	$37,853	$26,192

	June 30,	September 30,
	2007	2006
Total assets:
United States	$317,290	$310,020
Asia	205,509	164,589
Mexico	42,838	32,112
Europe	90,273	91,416
Corporate	181,292	203,325

	$837,202	$801,462

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Net sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales:
United States	$265,456	$294,567	$770,166	$774,782
Malaysia	88,349	75,021	264,684	173,545
Mexico	18,810	16,940	61,678	67,840
China	18,460	14,544	49,305	39,104
United Kingdom	15,550	22,970	51,290	71,350
Elimination of inter-segment sales	(27,051)	(26,644)	(76,539)	(63,006)

	$379,574	$397,398	$1,120,584	$1,063,615

	June 30,	September 30,
	2007	2006
Long-lived assets:
United States	$29,042	$30,755
Malaysia	56,703	35,314
United Kingdom	16,117	18,754
Mexico	6,627	2,941
China	6,187	1,809
Corporate	46,262	52,264

	$160,938	$141,837

     Long-lived assets as of June 30, 2007 and September 30, 2006 exclude other long-term assets and deferred income tax assets totaling $15.5 million and $14.2 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the Corporate and other costs section in the above operating income (loss) table. For the nine months ended June 30, 2007, the Company incurred restructuring costs of $0.9 million, which were associated with the European and Mexican reportable segments.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Juniper Networks, Inc.	24%	19%	21%	20%
General Electric Corp.	*	11%	11%	12%
Defense customer	*	10%	*	*

*	Represents less than 10 percent of net sales
     No other customers accounted for 10 percent or more of net sales in either period of fiscal 2007 or 2006.
NOTE 10 — GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain of the manufacturing agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and in some cases seeks indemnification from its customers, for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs, or use of materials furnished by its customers. The Company does not believe its obligations under such indemnities are material.
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship and in some cases, materials on products manufactured by the Company. Such warranty generally provides that products meet mutually agreed-upon specifications and testing criteria and will be free from defects in the Company’s workmanship for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company may also have an indemnification obligation in the event of a warranty breach, as referred to above. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2006 and for the nine months ended June 30, 2007 (in thousands):

Limited warranty liability, as of October 1, 2005	$5,135
Accruals for warranties issued during the period	2,733
Settlements (in cash or in kind) during the period	(4,839)

Limited warranty liability, as of September 30, 2006	3,029
Accruals for warranties issued during the period	1,107
Settlements (in cash or in kind) during the period	(313)

Limited warranty liability, as of June 30, 2007	$3,823

NOTE 11 — RESTRUCTURING COSTS
     Fiscal 2007 restructuring costs: For the three months ended June 30, 2007, the Company did not incur any restructuring costs.
     For the nine months ended June 30, 2007, the Company incurred $0.9 million of restructuring costs, which consisted of the following:
•	$0.5 million related to severance and retention costs for the Maldon, England facility closure

•	$0.3 million for severance costs at the Kelso, Scotland facility and

•	$0.1 million for severance costs at the Juarez, Mexico facility.
The Maldon facility ceased production on December 12, 2006 which resulted in a workforce reduction of 75 employees. During the second fiscal quarter, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.

     The table below summarizes the Company’s accrued restructuring liabilities as of June 30, 2007 (in thousands):

	Employee	Lease Obligations
	Termination and	and Other Exit
	Severance Costs	Costs	Total
Accrued balance, September 30, 2006	$461	$2,136	$2,597
Restructuring costs	956	(24)	932
Amounts utilized	(1,227)	(2,112)	(3,339)

Accrued balance, June 30, 2007	$190	$—	$190

     We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 12 — LITIGATION
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and the following Company officers and/or directors: Dean A. Foate, F. Gordon Bitter, and John L. Nussbaum. The lawsuits allege securities law violations and seek unspecified damages relating generally to the Company’s July 26, 2006 announcement of its fiscal fourth quarter earnings outlook and that the manufacturing facility in Maldon, England would be closed.
     The Company believes the allegations in the lawsuits are without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict their scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.
     The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings or the securities class actions referenced above, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.
NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. The effective date for FIN 48 is as of the beginning of fiscal years that start subsequent to December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated results of operations, financial position and cash flows.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The effective date for SFAS 159 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders in the defense market sector

•	our ability to secure new customers and maintain our current customer base

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our expansions in Asia

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	the effect of general economic conditions and world events (such as terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below, especially in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
     The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section in Item 1A located in Part II — Other Information.
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a full service contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in a number of market sectors that are described in our Form 10-K. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
     Our customers include both industry-leading OEMs and technology companies that have never manufactured products internally. As a result of our focus on serving market sectors that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices, defense procurement practices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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
EXECUTIVE SUMMARY
     Three months ended June 30, 2007. Net sales for the three months ended June 30, 2007 decreased by $17.8 million, or 4.5 percent, from the three months ended July 1, 2006 to $379.6 million. Net sales in the defense/security/aerospace, industrial/commercial and medical sectors were unfavorably impacted by reduced demand, which was only partially offset by increased demand in the wireline/networking and wireless infrastructure sectors. Net sales in the defense/security/aerospace sector were lower as compared to the particularly high level of net sales in the prior year period.
     Gross margins were 10.1 percent for the three months ended June 30, 2007, which compared unfavorably to 11.5 percent for the three months ended July 1, 2006. Gross margins in the current period were negatively impacted by reduced net sales as well as other factors such as increased fixed manufacturing costs, primarily to support growth in Asia, lower pricing and changes in customer mix; including lower demand for a significant program in the defense/security/aerospace sector.
     Selling and administrative expenses decreased $1.4 million or 6.4 percent to $20.2 million for the three months ended June 30, 2007, from the three months ended July 1, 2006. The decrease was attributable primarily to incurring lower variable incentive compensation in the current year period.
     Net income for the three months ended June 30, 2007 decreased to $15.5 million from $25.1 million in the prior year period, and diluted earnings per share decreased to $0.33 from $0.53 in the prior year period. In addition to the operating factors noted above, net income was negatively impacted by a significantly higher effective tax rate of 20 percent in the current year period as compared to 1.3 percent in the prior year period. A further discussion of income taxes may be found in the Result of Operations section.
     Nine months ended June 30, 2007. Net sales for the nine months ended June 30, 2007 increased by $57.0 million or 5.4 percent, over the nine months ended July 1, 2006 to $1,120.6 million. The net sales growth for the current year period was generated primarily by increased demand within the wireline/networking sector, and overall growth was tempered by lower demand for a program in the defense/security/aerospace sector.
     Gross margins were 9.8 percent for the nine months ended June 30, 2007, which compared unfavorably to 10.7 percent for the nine months ended July 1, 2006. Gross margins in the current year period were negatively affected by a $5.9 million write-down of inventories in the United States in the fiscal second quarter due to financial concerns about a customer. Other factors, such as increased fixed manufacturing costs, changes in customer mix and lower pricing also unfavorably impacted gross margins.
     Selling and administrative expenses increased $3.0 million or 5.2 percent to $61.1 million for the nine months ended June 30, 2007, from the nine months ended July 1, 2006. The increase was attributable primarily to additional headcount and associated salaries and expenses to augment business development as well as increased stock-based compensation expense, partially offset by less variable incentive compensation.
     Restructuring costs of approximately $0.9 million were incurred during the nine months ended June 30, 2007 related to the closure of the Maldon, England facility and headcount reductions at both the Kelso, Scotland and Juarez, Mexico facilities.
     Net income for the nine months ended June 30, 2007 decreased to $40.8 million from $57.4 million in the prior year period, and diluted earnings per share decreased to $0.87 from $1.24 in the prior year period. In addition to the operating factors noted above, net income was negatively impacted by a significantly higher effective tax rate of 20 percent in the current period as compared to 1 percent in the prior year period.
     Reportable Segments. A further discussion of financial performance by reportable segment is presented below:
•
United States: Net sales for the three months ended June 30, 2007 decreased $29.1 million, or 9.9 percent, from the three months ended July 1, 2006 to $265.5 million. The reduction in net sales was driven by a number of factors: reduced end-market demand from customers within the wireline/networking and medical sectors, lower production for a program within the defense/security/aerospace sector that is inherently episodic, and the transfer of a medical program to one of our Asian sites. These reductions were only partially offset by increased net sales to Juniper Networks, Inc. (“Juniper”). Operating income for the three months ended June 30, 2007 decreased $6.3 million from the three months ended July 1, 2006, primarily due to the reduction in net sales as well as an unfavorable customer mix and lower pricing. In addition, we recognized $1.2 million of revenue associated with the cash collection and subsequent shipments of a customer’s previously written-down inventory that favorably impacted gross margins.

Net sales for the nine months ended June 30, 2007 decreased $4.6 million, or 0.6 percent, from the nine months ended July 1, 2006 to $770.2 million. The decrease in net sales reflected volume reductions within the wireline/networking, defense/security/aerospace, and medical sectors and the transfer of a medical program to one of our Asian sites. Tempering these reductions was increased demand from Juniper. Operating income for the nine months ended June 30, 2007 declined $14.4 million from the nine months ended July 1, 2006, due to an unfavorable customer mix, lower pricing and a $5.9 million write-down of inventories in the second quarter of fiscal 2007 due to financial concerns about a customer. In the third quarter of fiscal 2007, we partially offset the inventory write-down discussed above due to recognition of $1.2 million of revenue associated with the cash collection and subsequent shipments of this customer’s written-down inventory.

•
Asia: Net sales for the three months ended June 30, 2007 increased $17.2 million, or 19.3 percent, over the three months ended July 1, 2006 to $106.8 million. This growth reflected increased net sales within the wireline/networking and wireless infrastructure sectors and the transfer of a medical program from the United States. Net sales growth was tempered by reduced demand from an industrial customer as well as from Juniper. Operating income for the three months ended June 30, 2007 improved $1.2 million over the three months ended July 1, 2006 as a result of increased net sales and operating efficiencies attendant higher production levels. Expansion of operating income was moderated by the increased fixed manufacturing costs associated with the expansion of facilities and additional administrative costs incurred during the current period to support revenue growth. We currently expect the third, recently acquired facility in Penang, Malaysia to become profitable in the fourth quarter of fiscal 2007.

Net sales for the nine months ended June 30, 2007 increased $101.3 million, or 47.7 percent, over the nine months ended July 1, 2006 to $314.0 million. This growth reflected increased net sales to customers in the wireline/networking and wireless infrastructure sectors and the transfer of a medical program from the United States. Partially offsetting the improved net sales were reduced demand from customers in the industrial and wireline/networking sectors. Operating income for the nine months ended June 30, 2007 improved $12.6 million over the nine months ended July 1, 2006, primarily as a result of higher net sales and operating efficiencies attendant higher production levels. Expansion of operating income was moderated by the operating factors noted above during the current year period.

•
Mexico: Net sales for the three months ended June 30, 2007 increased $1.9 million or 11.0 percent, over the three months ended July 1, 2006 to $18.8 million. The increase was primarily driven by the addition of two new wireline/networking customers that was partially offset by the disengagement of a wireless infrastructure customer. Operating loss for the three months ended June 30, 2007 widened by $3.0 million over the three months ended July 1, 2006 primarily as a result of a $1.6 million write-down of inventory associated with the future disengagement of an industrial customer as well as lower pricing. We do not expect this reportable segment to attain break-even operating income in fiscal 2008.

Net sales for the nine months ended June 30, 2007 decreased $6.2 million, or 9.1 percent, from the nine months ended July 1, 2006 to $61.7 million. The lower net sales were a result of programs for a wireless infrastructure customer going end-of-life as well as reduced demand from an industrial customer that is expected to disengage in the near future. Operating loss for the nine months ended June 30, 2007 increased $5.3 million over the nine months ended July 1, 2006 to $7.7 million as a result of the inventory write-down noted above, lower net sales in the current period and lower pricing.

•
Europe: Net sales for the three months ended June 30, 2007 decreased $7.4 million, or 32.3 percent to $15.6 million, from the three months ended July 1, 2006. The reduction in net sales can be attributed to three programs going end-of-life. Operating income for the three months ended June 30, 2007 decreased $0.6 million to $1.0 million from the prior year period due primarily to lower net sales.

Net sales for the nine months ended June 30, 2007 decreased $20.1 million, or 28.1 percent to $51.3 million, from the nine months ended July 1, 2006. The reduction in net sales can be attributed to three programs going end-of-life. Operating income for the nine months ended June 30, 2007 decreased $2.8 million from the nine months ended July 1, 2006 primarily as a result of lower net sales.

     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to General Electric Corp. (“GE”), a significant customer, occur in the United States, Asia and Mexico. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales.
     Fiscal fourth quarter 2007 outlook. Based on customers’ indications of expected demand, we currently expect fiscal fourth quarter 2007 net sales to be in the range of $425 million to $440 million. This range includes net sales of approximately $58 million for a program in the defense/security/aerospace sector. Although we have received follow-on orders for delivery in the first and second quarters of fiscal 2008 totaling approximately $60 million, net sales under this program are episodic, can vary significantly from quarter to quarter, and may not represent a continuing stream of business. However, results will ultimately depend upon the timing and actual level of customer orders. Assuming that net sales are in the indicated range, we would currently expect to earn between $0.45 to $0.50 per diluted share, excluding any restructuring or impairment costs.
     Our primary financial metric for measuring financial performance is after-tax Return on Invested Capital (“ROIC”), which we currently anticipate will exceed our estimated 15 percent weighted average cost of capital in fiscal 2007. We define after-tax ROIC as tax-effected operating income, excluding any restructuring and asset impairment costs, divided by average capital employed, which is equity plus debt, less cash and cash equivalents and short-term investments. Annualized after-tax ROIC for the nine months ended June 30, 2007 was 14.7 percent.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 30,	July 1,	Increase/		June 30,	July 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)

Net Sales	$379.6	$397.4	$(17.8)	(4.5%)	$1,120.6	$1,063.6	$57.0	5.4%
     The reduction in net sales for the three months ended June 30, 2007, was due to lower demand from a defense/security/aerospace customer in the current year period. This reduced demand was partially offset by $16.6 million of incremental demand from Juniper for the three months ended June 30, 2007 as compared to the prior year period.
     The increase in net sales growth for the nine months ended June 30, 2007 reflected increased demand primarily within the wireline/networking sector, including increased demand from Juniper, our largest customer, with $19.7 million of additional net sales for the nine months ended June 30, 2007 as compared to the prior year period. Reduced demand from a customer within the defense/security/aerospace sector moderated the overall increase in net sales for the current year period.

     Our net sales percentages by market sector for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
Market Sector	2007	2006	2007	2006
Wireline/Networking	46%	38%	45%	38%
Wireless Infrastructure	9%	6%	9%	9%
Medical	24%	25%	25%	26%
Industrial/Commercial	14%	17%	15%	18%
Defense/Security/Aerospace	7%	14%	6%	9%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Juniper	24%	19%	21%	20%
GE	*	11%	11%	12%
Defense customer	*	10%	*	*
Top 10 customers	64%	63%	60%	61%

*	Represents less than 10 percent of net sales
     Net sales to our customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector increases relative to other sectors, we become increasingly dependent upon the economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 30,	July 1,	Increase/		June 30,	July 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)

Gross Profit	$38.5	$45.5	$(7.0)	(15.3%)	$109.8	$113.8	$(4.0)	(3.5%)
Gross Margin	10.1%	11.5%			9.8%	10.7%
     For the three months ended June 30, 2007, gross profit and gross margin were affected by the following factors:
•	Reduction in net sales in the U.S. and United Kingdom reportable segments

•	A $1.6 million write-down of inventories in the Mexican reportable segment

•	Recognition of $1.5 million of revenue associated with the collection of cash and subsequent shipments of previously written-down inventory for two financially distressed customers

•	An increase in fixed manufacturing costs as a result of our expansion in Penang, Malaysia and

•	Changes in customer mix, price reductions and increased depreciation expense, all of which unfavorably impacted gross margins.

     For the nine months ended June 30, 2007, gross profit and gross margin were affected by the following factors:
•	Inventory write-downs of $7.5 million in the U.S. and Mexican reportable segments as detailed above

•	Recognition of $1.5 million of revenue associated with the collection of cash and subsequent shipments of previously written down inventory for two financially distressed customers

•	An increase in fixed manufacturing costs as a result of our expansion in Penang, Malaysia and

•	Reduced net sales in the U.S., European and Mexican reportable segments, changes in customer mix, price reductions and increased depreciation expense, all of which unfavorably impacted gross margins.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant the transition of new programs, product life-cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Most of the research and development we conduct is paid for by our customers and is, therefore, included in both net sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.
     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 30,	July 1,	Increase/		June 30,	July 1,	Increase/
	2007	2006	(Decrease)		2007	2006	(Decrease)

S&A	$20.2	$21.6	$(1.4)	(6.4%)	$61.1	$58.1	$3.0	5.2%
Percent of net sales	5.3%	5.4%			5.5%	5.5%
     The change in S&A expense for the three months ended June 30, 2007 was due to several factors that affected compensation expense:
•	A reduction of $2.5 million in variable incentive compensation

•	An increase associated with additional headcount to augment business development activities and

•	An increase related to stock based compensation.
     S&A as a percentage of net sales remained relatively flat as a result of the comparable percent reduction in net sales in the three months ended June 30, 2007 as compared to the prior year period.
     The change in S&A expense for the nine months ended June 30, 2007 was due to several factors that affected compensation expense:
•	An increase related to additional headcount to augment business development activities

•	An increase of $2.0 million related to stock based compensation and

•	A reduction of $3.4 million for variable incentive compensation.
     S&A as a percentage of net sales remained relatively flat as a result of increased net sales in the nine months ended June 30, 2007 as compared to the prior year period.
     Restructuring Actions: For the nine months ended June 30, 2007, the Company incurred $0.9 million which consisted of the following:
•	$0.5 million related to severance and retention costs for the Maldon, England facility closure

•	$0.3 million for severance costs at the Kelso, Scotland facility and

•	$0.1 million for severance costs at the Juarez, Mexico facility.
The Maldon facility ceased production on December 12, 2006, and the closure resulted in a workforce reduction of 75 employees. During the second fiscal quarter, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.
     As of June 30, 2007, we have a remaining restructuring liability of approximately $0.2 million, which is expected to be paid within the next twelve months. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Income tax expense	$3.9	$0.3	$10.2	$0.6
Effective annual tax rate	20.0%	1.3%	20.0%	1.0%
     The increase in our effective tax rates for the three and nine months ended June 30, 2007 compared to the three and nine months ended July 1, 2006 was because we recorded a tax provision associated with our U.S. pre-tax income for the current year periods whereas no such tax provision was required for the prior year periods. In fiscal 2006, we had a full valuation allowance on our U.S. deferred income tax assets. Accordingly, no U.S. income tax provision was required throughout fiscal 2006. At the end of the fourth quarter of fiscal 2006, we reversed approximately $17.7 million of the previously recorded valuation allowance on U.S. deferred income tax assets. As a result of the partial reversal of our valuation allowance, we were required to record a U.S. income tax provision for the three and nine months ended June 30, 2007.
     We currently expect the annual effective tax rate for fiscal 2007 to be approximately 20 percent.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $15.6 million for the nine months ended June 30, 2007, compared to cash flows provided by operating activities of $50.0 million for the nine months ended July 1, 2006. The reduction in cash flows provided by operating activities during the nine months ended June 30, 2007 was primarily due to lower earnings, increased inventories and reductions in accounts payable and other accrued liabilities, partially moderated by reductions in accounts receivable.
     As of June 30, 2007, days sales outstanding in accounts receivable were 48 days which was consistent with the days sales outstanding as of September 30, 2006.
     Inventory turnover decreased to 5.6 turns for the nine months ended June 30, 2007 from 6.4 turns for the fiscal year ended September 30, 2006. Inventory increased $29.4 million during the nine-month period ended June 30, 2007 as a result of increased finished goods held on our customers’ behalf to support DOF and increased raw material held in anticipation of higher production levels in the fourth quarter of the fiscal year.
     Investing Activities. Cash flows used in investing activities totaled $48.4 million for the nine months ended June 30, 2007 and were used principally for additions to property, plant and equipment, primarily in Asia as we continue to expand operations in that region. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2007 to be in the range of $55 million to $60 million of which $37.9 million were made during the first three quarters of fiscal 2007. The sale of an excess facility in the United Kingdom provided approximately $4.4 million of cash proceeds.

     Financing Activities. Cash flows provided by financing activities totaled $10.8 million for the nine months ended June 30, 2007, which primarily represented the proceeds and related income tax benefits of stock option exercises.
     On January 12, 2007, we entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with our bank group, which allows us to borrow up to $100 million. The Amended Credit Facility is unsecured and provides lower fees and interest rates than the prior credit facility. It also can be increased by an additional $100 million, if there is no event of default existing under the Amended Credit Facility agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of August 8, 2007, there were no borrowings under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowings varies depending upon our then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified financial metrics. We are also required to pay an annual commitment fee on the unused credit commitment which depends on our total leverage ratio; the current fee is 0.25 percent.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2007. Although net sales growth anticipated for the fourth quarter of fiscal 2007 is expected to increase our working capital, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time-to-time various financing alternatives to supplement our financial resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2007 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2012 and
	Total	in 2007	2008-2009	2010-2011	thereafter
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	42.2	1.2	8.0	8.1	24.9
Operating Lease Obligations	45.3	2.3	15.8	10.2	17.0
Purchase Obligations (1)	254.7	178.2	75.6	0.8	0.1
Other Long-Term Liabilities on the Balance Sheet (2)	8.9	0.4	1.3	1.7	5.5
Other Long-Term Liabilities not on the Balance Sheet (3)	1.5	0.2	1.3	—	—

Total Contractual Cash Obligations	$352.6	$182.3	$102.0	$20.8	$47.5

(1)	—	As of June 30, 2007, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

(2)	—	As of June 30, 2007, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation.

(3)	—	As of June 30, 2007, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event that the employment of one executive officer of the Company is terminated. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2006 Report on Form 10-K. During fiscal 2007 there have been no material changes to these policies. Our more critical accounting policies are as follows:
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
     We measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit’s carrying amount, including goodwill, to a reporting unit’s estimated fair market value, which is estimated using the present value of expected future cash flows, although market valuations may also be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment, if any. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.
     Revenue — Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to our customers, under contractual terms, which are generally FOB shipping point, or similar shipping terms. Upon shipment, title transfers and the customer assumes risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirement or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
     Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing the percentage-of-completion method; any losses are recognized when anticipated.
     Net sales are recorded net of estimated returns of manufactured product based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling, if applicable. The corresponding shipping and handling costs are included in cost of sales.
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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of June 30, 2007, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	4%	6%	5%	7%
Total costs	11%	10%	11%	12%
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
     Our only material interest rate risk is associated with our secured credit facility for which we currently have no borrowings. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months and nine months ended June 30, 2007 and July 1, 2006.
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

     Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2007, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and the following Company officers and/or directors: Dean A. Foate, F. Gordon Bitter, and John L. Nussbaum. The lawsuits allege securities law violations and seek unspecified damages relating generally to the Company’s July 26, 2006 announcement of its fiscal fourth quarter earnings outlook and that the manufacturing facility in Maldon, England would be closed.
     The Company believes the allegations in the lawsuits are without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.
     The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings or the securities class actions referenced above, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or there are problems in those market sectors, our net sales and operating results could decline significantly.
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 64 percent and 60 percent of our net sales for the three and nine months ended June 30, 2007, respectively. For the three and nine months ended June 30, 2007, one and two customers, respectively, represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
     In addition, we focus our net sales to customers in only a few market sectors. For example, net sales to customers in the wireline/networking sector recently have increased significantly in absolute dollars, making us more dependent upon the performance of that sector and the economic and business conditions that affect it. In addition, net sales in the defense/security/aerospace sector have become increasingly important in some periods; however, net sales in this sector are particularly susceptible to significant period-to-period variations. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.
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
     Expansion can inherently include additional costs and start-up inefficiencies. In fiscal 2007, we are expanding our operations in Asia, including the recent addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth, or the anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
     Periods of contraction or reduced net sales create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment entail short-term costs, reductions in employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges.
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
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. As of June 30, 2007, facilities representing approximately 91 percent of our net sales are currently managed on the common ERP platform. We plan to extend the common ERP platform to our remaining sites by end of calendar 2007; however, the conversion timetable and project scope for our remaining sites are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.
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
     There are two relatively recent European Union (“EU”) directives that particularly affect our business from an environmental perspective. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS restricts within the EU the distribution of products containing certain substances, with lead being the restricted substance most relevant to us. The second EU directive is the Waste Electrical and Electronic Equipment directive, which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU. Since both of these EU directives affect the worldwide electronics supply-chain, we expect that there will be further collaborative efforts with our suppliers and customers to develop compliant processes and products, although to date the cost of such efforts to us and our liability for non-compliance has been nominal.
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
     Medical — Our net sales to the medical sector, which represented approximately 24 percent of our net sales for the third quarter of fiscal 2007, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation.
     Defense — In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies, that design and manufacture for this sector, face governmental, security and other requirements. Failure to comply with those requirements could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense to continue them. Products for the military are also subject to continued testing of their operations in the field, which could affect the possibility and timing of future orders.
     While those arrangements may result in a significant amount of net sales in a short period of time as happened in the third and fourth quarters of fiscal 2006 and we currently anticipate occurring in the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     Our design and manufacturing services and the products offered by our customers involve the creation and use of intellectual property rights, which subject us and our customers to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for infringement, whether or not these have merit, we could be required to expend significant resources in defense of those claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing alternatives or obtaining licenses on reasonable terms or at all. Infringement by our customers could cause them to discontinue production of some of their products, potentially with little or no notice, which may reduce our net sales to them and disrupt our production.
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
We are defendants in securities class action lawsuits.
     Two securities class action lawsuits were filed against us and several of our officers and/or directors during June 2007. The lawsuits allege securities law violations and seek unspecified damages relating to our July 26, 2006 announcement of our fiscal fourth quarter earnings outlook and that our manufacturing facility in Maldon, England would be closed. We could be subject to additional or related lawsuits or other inquiries in connection with this matter. The defense of these lawsuits could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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
     During the third fiscal quarter, our Chief Operating Officer passed away after an extended illness and our Chief Financial Officer announced that he intends to retire, consistent with a previously established succession plan for this position. From time to time, there also are other changes and developments affecting our executive officers and other key employees. Transitions of responsibilities among officers and key employees inherently can cause disruptions to our business and operations, which could have an effect on our results.
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
     Our credit facility allows us to borrow up to $100 million depending upon compliance with its defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
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
     As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K; that report must contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no repurchases of shares by the Company during the three months ended June 30, 2007.
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

8/8/07 Date	/s/ Dean A. Foate Dean A. Foate President and Chief Executive Officer

8/8/07 Date	/s/ F. Gordon Bitter F. Gordon Bitter Sr. Vice President and Chief Financial Officer