Form 10-K
period 2007-09-29
PLEXUS CORP
filed 2007-11-21
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2007, 46,328,315 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $17.15 closing sale price on that date, as reported on the NASDAQ Stock Market) held by non-affiliates (excludes 398,390 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $787.7 million.
     As of November 14, 2007, there were 46,461,200 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2008 Annual Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-K that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders in the defense market sector and the uncertainty of defense appropriations, spending and needs

•	possible non-compliance with the statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices

•	our ability to secure new customers and maintain our current customer base

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our expansions in Asia

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	the effect of general economic conditions and world events (such as increases in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below, especially in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
     In addition, see Risk Factors in Item 1A and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results.
* * *
PART 1
ITEM 1. BUSINESS
Overview
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a full service contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace market sectors. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
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
     We provide most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies the necessary materials, and we provide the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to manufacturing, and involve greater resource investments than consignment services. Other than certain test equipment and software used for internal operations, we do not design or manufacture our own proprietary products.
     Established in 1979 as a Wisconsin corporation, we have approximately 7,500 full-time employees, including approximately 1,160 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 18 active facilities in 13 locations, totaling approximately 2.2 million square feet.
     We maintain a website at www.plexus.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website.
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
     Material sourcing and procurement. We provide contract manufacturing services on either a “turnkey” basis, which means we source and procure the materials required for product assembly, or on a “consignment” basis, which means the customer supplies the materials necessary for product assembly. Turnkey services include materials procurement and warehousing in addition to manufacturing and involve greater resource investment and potential inventory risk than consignment services. Substantially all of our manufacturing services are currently on a turnkey basis.
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
     Fulfillment and logistic services. We are increasingly providing fulfillment and logistic services to many of our customers. DOF entails receiving orders from our customers that provide the final specifications required by the end-customer. We then Build to Order (“BTO”) and Configure to Order (“CTO”) and deliver the product directly to the end-customer. The DOF process relies on ERP systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
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
     Our manufacturing and engineering facilities are ISO certified to 9001:2000 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 – United States, Asia, Mexico, Europe

•	Environmental Standard ISO – 14001 – Asia, Europe

•	21 CFR Part 820 (FDA) (Medical) – United States, Asia, Mexico

•	Telecommunications Standard TL 9000 – United States, Asia

•	Aerospace Standard AS9100 – United States, Asia

•	ITAR (International Traffic and Arms Regulation) self-declaration – United States

•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 – United States
Customers and Market Sectors Served
     We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2007, we provided services to over 130 customers. For many customers, we provide design and production capabilities, thereby allowing these customers to concentrate on research and development, concept development, distribution, marketing and sales. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.
     Juniper Networks Inc. (“Juniper”) and General Electric Corp. (“GE”) accounted for 21 percent and 10 percent, respectively, of our net sales in fiscal 2007. Juniper and GE accounted for 19 percent and 12 percent, respectively, of our net sales in both fiscal 2006 and fiscal 2005. No other customer accounted for 10 percent or more of our net sales in fiscal 2007, 2006 or 2005. The loss of any of our major customers could have a significant negative impact on our financial results.
     Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.

     The distribution of our net sales by market sectors is shown in the following table:

	Fiscal years ended
	September 29,	September 30,	October 1,
Industry	2007	2006	2005
Wireline/Networking	44%	38%	38%
Wireless Infrastructure	8%	9%	10%
Medical	24%	26%	30%
Industrial/Commercial	15%	18%	17%
Defense/Security/Aerospace	9%	9%	5%

	100%	100%	100%

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
Information Technology
     In fiscal 2001, we began implementation of an ERP platform. This ERP platform augments our other management information systems and includes software from J.D. Edwards (now part of the Oracle Corporation) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information and create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements. During fiscal 2007, we converted four additional manufacturing facilities to the common ERP platform resulting in approximately 92 percent of our net sales being managed on the common ERP platform at the end of fiscal 2007. In October 2007, we added our final manufacturing site to the common ERP platform. We plan to extend the common ERP platform to the engineering entities over the next year; however, the conversion timetable for the remaining Plexus entities and project scope are subject to change based upon our evolving needs.
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
     Two relatively recent European Union (“EU”) directives particularly affect our business from an environmental perspective. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS restricts within the EU the distribution of products containing certain substances, with lead being the restricted substance most relevant to us. The second EU directive is the Waste Electrical and Electronic Equipment directive, which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU. Since both of these EU directives affect the worldwide electronics supply-chain, we expect that there will be further collaborative efforts with our suppliers and customers to develop compliant processes and products, although to date the cost of such efforts to us and our liability for non-compliance has been nominal.
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
     We employ approximately 7,500 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In Europe, approximately 170 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 1A RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume and timing of customer orders relative to our capacity

•	the typical short life-cycle of our customers’ products

•	customers’ operating results and business conditions

•	changes in our customers’ sales mix

•	failures of our customers to pay amounts due to us

•	volatility of customer orders for certain programs for the Defense sector

•	possible non-compliance with the statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components and

•	changes in U.S. and global economic and political conditions and world events.
The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or there are problems in those market sectors, our net sales and operating results could decline significantly.
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 61 percent, 59 percent and 60 percent of our net sales for fiscal 2007, 2006 and 2005, respectively. For fiscal 2007, 2006 and 2005, there were two customers, which represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     EMS companies must respond quickly to the requirements of their customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers also cancel requirements, change production quantities or delay production for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results. Such cancellations, reductions or delays have occurred and may continue to occur.
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
     Expansion can inherently include additional costs and start-up inefficiencies. In fiscal 2007, we expanded our operations in Asia, including the recent addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth, or the anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
     We have operations in China, Malaysia, Mexico and the United Kingdom, which generated 37 percent of our total net sales for fiscal 2007, a 3 percent increase over fiscal 2006. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
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
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 12 years and 6 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws which are expected to take effect on January 1, 2008. These new laws may result in higher tax rates on our operations in those countries.
We and our customers are subject to extensive government regulations.
     Government regulation and procurement practices significantly affect both our operations and the market sectors in which our customers operate. These requirements can, in turn, affect our operations and costs. Failure by us or our customers to comply with these regulations and practices could seriously affect our operations and profitability.
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
     Medical – Our net sales to the medical sector, which represented approximately 24 percent of our net sales for fiscal 2007, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our net sales.
     Defense - In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies that design and manufacture for this sector face governmental, security and other requirements. Failure to comply with those requirements could materially affect their financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders.
     While those arrangements may result in a significant amount of net sales in a short period of time as happened in the last two quarters of fiscal 2006, the fourth quarter of fiscal 2007, and that we currently anticipate occurring in the first two quarters of fiscal 2008, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. As of September 29, 2007, facilities representing approximately 92 percent of our net sales are currently managed on the common ERP platform. In October 2007, we added our final manufacturing site to the common ERP platform. We plan to extend the common ERP platform to the engineering entities over the next year; however, the conversion timetable for the remaining Plexus entities and project scope are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.
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
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. The lawsuits allege securities law violations and seek unspecified damages relating to our July 26, 2006 announcement of our fiscal fourth quarter earnings outlook and that our manufacturing facility in Maldon, England would be closed. We could be subject to additional or related lawsuits or other inquiries in connection with this matter. The defense of these lawsuits could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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
     During fiscal 2007, our Chief Operating Officer passed away after an extended illness. Also in fiscal 2007, our Chief Financial Officer retired, consistent with a previously established succession plan for this position, and we designated several new executive officers. From time to time, there also are other changes and developments affecting our executive officers and other key employees. Transitions of responsibilities among officers and key employees inherently can cause disruptions to our business and operations, which could have an effect on our results.
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

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	640,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois	Manufacturing	141,000	Leased
Xiamen, China	Manufacturing	120,000	Leased
Appleton, Wisconsin	Manufacturing	67,000	Owned
Ayer, Massachusetts	Manufacturing	65,000	Leased
Kelso, Scotland	Manufacturing	57,000	Leased
Fremont, California	Manufacturing	36,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado	Engineering	24,000	Leased
Raleigh, North Carolina (1)	Engineering	19,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin	Office/Warehouse	48,000	Leased
Neenah, Wisconsin (1)	Office	39,000	Leased
Jedburgh, Scotland	Warehouse	4,000	Leased

San Diego, California (2)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	This building is subleased and no longer used in our operations.
ITEM 3. LEGAL PROCEEDINGS
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and the following individuals: Dean A. Foate, President, Chief Executive Officer and a Director of the Company, F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer, and John L. Nussbaum, the Company’s Chairman of the Board.  The lawsuits allege securities law violations and seek unspecified damages relating generally to the Company’s July 26, 2006 announcement of its fiscal fourth quarter earnings outlook and that the manufacturing facility in Maldon, England would be closed.  A motion to consolidate the two actions and appoint a lead plaintiff and lead plaintiff’s counsel is pending before the court.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	49	President, Chief Executive Officer and Director
Ginger M. Jones	43	Vice President and Chief Financial Officer
Michael D. Buseman	46	Senior Vice President — Global Manufacturing Operations
David A. Clark	47	Vice President — Materials and Supply Chain
Thomas J. Czajkowski	43	Vice President and Chief Information Officer
Steven J. Frisch	41	Senior Vice President — Global Engineering Services
Todd P. Kelsey	42	Senior Vice President — Global Customer Services
J. Robert Kronser	48	Executive Vice President and Chief Technology & Strategy Officer
Yong Jin Lim	47	Regional President — Plexus Asia Pacific
Angelo M. Ninivaggi	40	Vice President, General Counsel and Secretary
Simon J. Painter	42	Corporate Controller and Chief Accounting Officer
George W.F. Setton	61	Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen	49	Senior Vice President — Global Market Development
Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000.
Ginger M. Jones joined Plexus in 2007 as Vice President — Finance and since August 2007 has served as Vice President and Chief Financial Officer. Prior to joining Plexus, Ms. Jones served as the Vice President and Corporate Controller for Banta Corporation from 2002 to 2007.
Michael D. Buseman joined Plexus in 2006 and is serving as Senior Vice President – Global Manufacturing Operations. Prior to 2007, he held various management roles in the Company including Vice President for Plexus Electronic Assembly – North American Operations and Vice President Manufacturing Technology and Quality. Prior to joining Plexus, Mr. Buseman served as Vice President and General Manager of Operations in Arden Hills, Minnesota for Celestica, Inc. from 2003 to 2006 and in the same capacity for Manufacturers’ Services Limited from 2000 to 2003.
David A. Clark joined Plexus in 1995 and has served as Vice President since 2002. In 1999, Mr. Clark assumed the position of Vice President-Materials and Supply Chain, a position he continues to hold.
Thomas J. Czajkowski joined Plexus in 2001 and has served as Vice President and Chief Information Officer since 2002.
Steven J. Frisch joined Plexus in 1990 and is serving as Senior Vice President – Global Engineering Services. Prior to 2007, Mr. Frisch served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.
Todd P. Kelsey joined Plexus in 1994 and is serving as Senior Vice President – Global Customer Services. Prior to 2007, Mr. Kelsey served as Vice President and then Senior Vice President of Plexus Technology Group from 2001 to 2007.
J. Robert Kronser joined Plexus in 1981 serving in various engineering roles and has served as an Executive Vice President and Chief Technology and Strategy Officer since 2001.

Yong Jin Lim joined Plexus in 2002 and has served as Regional President – Plexus Asia Pacific since 2007. From 2003 to 2007 he served as Vice President of Operations – Asia. From 2002 to present, he has served as Managing Director – Plexus Penang and as a Director – Plexus Xiamen.
Angelo M. Ninivaggi joined Plexus in 2002 as Director of Legal Services. Since 2006, Mr. Ninivaggi has served as Vice President, General Counsel and Secretary.
Simon J. Painter joined Plexus in 2000 as Corporate Controller. In 2003, Mr. Painter was appointed to the position of Chief Accounting Officer.
George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer. He was Plexus’ Principal Accounting Officer from 2001 to 2003.
Michael T. Verstegen joined Plexus in 1983 serving in various engineering positions and has served as Senior Vice President, Global Market Development since 2006. Prior to that, Mr. Verstegen served as Vice President from 2002 to 2006.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market price per share
     For the fiscal years ended September 29, 2007 and September 30, 2006, the Company’s Common Stock has traded on the NASDAQ Stock Market. Since July 1, 2006, our market tier has been known as the Nasdaq Global Select Market. The price information below represents high and low sale prices of our common stock for each quarterly period.
Fiscal Year Ended September 29, 2007

	High	Low
First Quarter	$26.85	$18.96
Second Quarter	$24.47	$15.78
Third Quarter	$23.75	$17.01
Fourth Quarter	$28.58	$20.14
Fiscal Year Ended September 30, 2006

	High	Low
First Quarter	$23.50	$16.09
Second Quarter	$38.70	$21.94
Third Quarter	$47.05	$31.45
Fourth Quarter	$34.41	$18.08

Performance graph
     The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronics Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2002 in Plexus common stock and in each of the indices.
Comparison of Cumulative Total Return

	2002	2003	2004	2005	2006	2007
Plexus	100	167	119	184	207	295
Nasdaq-US	100	120	127	146	153	182
Nasdaq-Electronics	100	193	163	182	186	241

Shareholders of record; Dividends
     As of November 14, 2007, there were approximately 760 shareholders of record. We have not paid any cash dividends. We anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. However, we may in the future consider repurchasing a portion of our shares outstanding as allowed per our common stock buyback program. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
     There were no repurchases of shares by the Company during the fourth quarter of fiscal 2007.
     Plexus has a common stock buyback program that permits it to acquire up to 6 million shares of its common stock for an amount up to $25.0 million. To date, no shares have been repurchased under this program.

ITEM 6. SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
	September 29,	September 30,	October 1,		September 30,		September 30,
	2007	2006	2005		2004		2003

Operating Statement Data
Net sales	$1,546,264	$1,460,557	$1,228,882		$1,040,858		$807,837
Gross profit	163,539	158,700	105,736		86,778		52,965
Gross margin percentage	10.6%	10.9%	8.6%		8.3%		6.6%
Operating income (loss)	79,438 (1)	80,262	(9,745	)(3)	9,216	(4)	(71,531	)(5)
Operating margin percentage	5.1%	5.5%	(0.8%)		0.9%		(8.9%)
Net income (loss)	65,718 (1)	100,025 (2)	(12,417	)(3)	(31,580	)(4)	(67,978	)(5)
Earnings (loss) per share (diluted)	$1.41 (1)	$2.15 (2)	$(0.29	)(3)	$(0.74	)(4)	$(1.61	)(5)

Cash Flow Statement Data
Cash flows provided by (used in) operations	$38,513	$83,084	$81,967		$(21,352)		$(19,953)
Capital equipment additions	47,837	34,865	21,707		18,086		22,372

Balance Sheet Data
Working capital	$427,116	$359,068	$239,392		$215,360		$210,315
Total assets	916,516	801,462	602,040		545,708		553,054
Long-term debt and capital lease obligations	25,082	25,653	22,310		23,160		23,502
Shareholders’ equity	573,265	481,567	340,015		351,413		371,016
Return on average assets	7.7%	14.3%	(2.2%)		(5.7%)		(12.0%)
Return on average equity	12.5%	24.3%	(3.6%)		(8.7%)		(17.0%)
Inventory turnover ratio	5.5x	6.4x	6.4x		6.2x		6.5x

1)	In fiscal 2007, we recorded pre-tax restructuring and impairment costs totaling $1.8 million which related primarily to the closure of our Maldon, England facility and the reduction of our workforces in Juarez, Mexico and Kelso, Scotland.

2)	In fiscal 2006, we recorded a favorable adjustment of $17.7 million in the Consolidated Statement of Operations related to the reduction of a previously recorded valuation allowance on our deferred income tax assets in the United States. In addition, we recorded $0.5 million loss, net of tax, related to a cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

3)	In fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with the impairments of goodwill related to our operations in the United Kingdom and Mexico, the closure of our Bothell, Washington (“Bothell’) facility (announced in fiscal 2004), the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs. We also recorded certain adjustments to previously recognized restructuring and impairment costs.

4)	In fiscal 2004, we recorded restructuring and impairment costs of approximately $9.3 million, which were primarily associated with the remaining lease obligations for two previously abandoned facilities near Seattle, Washington (the “Seattle facilities”), severance costs associated with the closure of our Bothell facility, the impairment of certain abandoned software, and the remaining lease obligation and severance costs related to the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In addition, we recorded a $36.8 million valuation allowance for deferred income tax assets.

5)	In fiscal 2003, we recorded restructuring and impairment costs of approximately $59.3 million ($36.8 million after-tax) which primarily related to closing facilities in Richmond, Kentucky and San Diego, California. In addition, we adopted Statement of Financial Accounting Standards No. 142 for the accounting of goodwill and other intangible assets. We determined that a pre-tax transitional impairment charge of $28.2 million was required, which was recorded as a cumulative effect of a change in accounting for goodwill ($23.5 million after-tax).
We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a full service contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in a number of market sectors that are described below. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. We offer our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair. We are increasingly providing fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build to order and configure to order and deliver the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics. The following information should be read in conjunction with our consolidated financial statements included herein and Risk Factors included herein Item 1A.
     Our customers include both industry-leading original equipment manufacturers and technology companies that have never manufactured product internally. As a result of our focus on serving market sectors that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices, defense procurement practices and other government approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEM’s.
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
EXECUTIVE SUMMARY
     Fiscal 2007. Net sales for fiscal 2007 increased by $85.7 million, or 6 percent, over fiscal 2006 to $1,546.3 million. Net sales in our wireline/networking sector were positively impacted by increased demand from several customers, including Juniper Networks, Inc. (“Juniper”) in fiscal 2007. Our wireless infrastructure sector experienced flat revenues, while our remaining sectors were impacted unfavorably by reduced demand from several customers. Net sales in the defense/security/aerospace sector experienced episodic demand from our largest defense sector customer during fiscal 2007. We expect net sales in this sector to increase in fiscal 2008 as we have received orders from this customer for the first and second quarter of fiscal 2008; however, net sales to this customer are episodic and we do not have visibility with this customer beyond the second quarter.
     Gross margins were 10.6 percent for fiscal 2007, which compared unfavorably to 10.9 percent for fiscal 2006. Gross margins in the current fiscal year were negatively impacted by increased fixed manufacturing costs to support growth in Asia, lower pricing, changes in customer mix and the write-down of inventory.

     Selling and administrative expenses were $82.3 million for fiscal 2007, an increase of $3.8 million or 4.9 percent over fiscal 2006. The increase was attributable to additional headcount and associated salaries and expenses to augment business development as well as increased stock-based compensation expense, partially offset by less variable incentive compensation.
     Net income for fiscal 2007 was $65.7 million, and diluted earnings per share were $1.41, which compared unfavorably to net income of $100.0 million, or $2.15 per diluted share for fiscal 2006. Fiscal 2006 included a favorable adjustment of $17.7 million to the tax provision for a reduction in the valuation allowance on deferred income tax assets in the United States, whereas fiscal 2007 was unfavorably impacted by a 22 percent effective tax rate.
     Fiscal 2006. Net sales for fiscal 2006 increased by $231.7 million, or 19 percent, over fiscal 2005 to $1,460.6 million. Net sales to each of our end-markets or sectors, were higher in the current-year than in the prior year, except for net sales to the wireless sector. Net sales in the defense/security/aerospace sector, which benefited in 2006 from production of a new program, exhibited the highest percentage growth.
     Gross margins were 10.9 percent for fiscal 2006, which compared favorably to 8.6 percent for fiscal 2005. Gross margins in fiscal 2006 benefited from the operating leverage gained on increased revenues while moderating the increase in fixed manufacturing costs, favorable changes in the customer mix and further operational efficiencies.
     Selling and administrative expenses were $78.4 million for fiscal 2006, an increase of $2.1 million, or 2.8 percent increase from the $76.3 million incurred during fiscal 2005. The current-year period had increased salaries and benefits, reflecting wage increases and additional compensation expense for variable incentive and stock-based compensation. There was no stock-based compensation expense recorded prior to fiscal 2006. The growth in selling and administrative expense in fiscal 2006 was moderated by favorable recoveries of previously written-off accounts receivable and lower spending for compliance with Section 404 of the Sarbanes-Oxley Act (“SOX”).
     In addition to the positive effect of the above mentioned items, earnings in fiscal 2006 benefited from the absence of impairments of goodwill and other restructuring and asset impairment charges as compared to fiscal 2005.
     Net income for fiscal 2006 was $100.0 million, and diluted earnings per share were $2.15, which compared favorably to a net loss of $(12.4) million, or $(0.29) per diluted share for fiscal 2005. Fiscal 2006 included a favorable adjustment of $17.7 million to the tax provision for a reduction in the valuation allowance on deferred income tax assets in the United States.
     Reportable Segments. A further discussion of our fiscal 2007 and 2006 financial performance by reportable segment is presented below (dollars in millions):

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Net sales:
United States	$1,080.7	$1,052.5	$920.1
Asia	427.2	315.5	165.1
Mexico	76.3	87.3	122.2
Europe	68.3	94.3	104.3
Elimination of inter-segment sales	(106.2)	(89.0)	(82.8)

	$1,546.3	$1,460.6	$1,228.9

Operating income (loss):
United States	$97.0	$103.1	$67.2
Asia	40.7	27.8	7.8
Mexico	(11.6)	(4.2)	(3.4)
Europe	3.7	3.6	6.6
Corporate and other costs	(50.4)	(50.0)	(87.9)

	$79.4	$80.3	$(9.7)

•	United States: Net sales for fiscal 2007 increased $28.2 million, or 2.7 percent, over fiscal 2006 to $1,080.7 million. This growth reflected increased sales to several customers within the wireline/networking sector including Juniper. Operating income for fiscal 2007 declined $6.1 million from fiscal 2006, due to an unfavorable customer mix, lower pricing, a $1.3 million warranty-related charge and $5.9 million write-down of inventories in the second quarter of fiscal 2007 due to financial concerns about a customer. In the third and fourth quarters of fiscal 2007, we partially offset the inventory write-down discussed above due to recognition of $4.7 million of revenue associated with the cash collection and subsequent shipments of this customer’s inventory which resulted in a pre-tax net impact recovery of $4.0 million.

Net sales for fiscal 2006 increased $132.4 million, or 14.4 percent, over fiscal 2005 to $1,052.5 million. This growth reflected increased sales to several customers including Juniper, General Electric Corp. (“GE”) and a new customer within the defense sector. Operating income for fiscal 2006 improved $35.9 million over fiscal 2005, primarily as a result of increased net sales on a relatively fixed manufacturing cost structure, favorable changes in customer mix and continued operational improvements.

•	Asia: Net sales for fiscal 2007 increased $111.8 million, or 35.4 percent, over fiscal 2006 to $427.2 million. This growth reflected increased demand from wireline/networking, wireless infrastructure and medical customers as well as the transfer of a medical program from the United States. Operating income improved $12.9 million to $40.7 million for fiscal 2007 as compared to fiscal 2006. Earnings benefited from the incremental net sales and the operating efficiencies from the higher production levels. Expansion of operating income was moderated by the increased fixed manufacturing costs associated with the expansion of facilities as well as additional selling and administrative costs incurred to support the revenue growth.

Net sales for fiscal 2006 increased $150.4 million, or 91.1 percent, over fiscal 2005 to $315.5 million as our facilities in this low-cost region became an increasingly important source for printed circuit board assemblies (“PCBA’s”). Operating income improved $20.0 million to $27.8 million for fiscal 2006 as compared to fiscal 2005. Earnings benefited from the incremental net sales and the turnaround from a loss to a profit at our second facility in Penang, which began production in the first quarter of fiscal 2005 and incurred start-up losses through much of fiscal 2005.

•	Mexico: Net sales in fiscal 2007 declined by $11.1 million, or 12.7 percent, from fiscal 2006, to $76.3 million. The decline in net sales was related to a wireless infrastructure customer going end-of-life as well as reduced demand from an industrial customer that is expected to disengage in the near future. Operating losses widened $(7.4) million as a result of the reduction in net sales and the write-down of $2.6 million of inventory for customers going end-of-life. We currently do not expect this reportable segment to attain break-even operating income in fiscal 2008. However, it is our goal to significantly narrow the loss in fiscal 2008 and potentially reach monthly break-even status late in fiscal 2008.

Net sales in fiscal 2006 declined by $34.8 million, or 28.5 percent, from fiscal 2005, to $87.3 million. The decline in net sales was principally related to the decision of a medical customer to transfer production back to a Plexus facility located in the United States as well as lower demand from current customers and the disengagement of other customers. The decrease in net sales resulted in an operating loss of $(4.2) million for fiscal 2006.

•	Europe: Net sales in fiscal 2007 declined by $26.1 million, or 27.6 percent, from fiscal 2006, to $68.3 million. The revenue decline was attributable to three programs going end of life. Operating income increased $0.2 million or 5.0 percent, to $3.7 million for fiscal 2007 due to the reduced fixed manufacturing and administrative costs associated with the closure of the Maldon, England (“Maldon”) facility in the second quarter of fiscal 2007 as well as the recognition of $0.6 million of revenue related to the cash collection and subsequent shipment of previously written down inventory for a financially distressed customer in fiscal 2006.

Net sales in fiscal 2006 declined by $10.0 million, or 9.6 percent, from fiscal 2005, to $94.3 million. The net sales decline was attributable to reduced demand from a medical customer in fiscal 2006. Operating income decreased $3.0 million or 45.5 percent, to $3.6 million for fiscal 2006. Lower operating income was related to lower net sales and the write-down of inventory to its net realizable value for a financially distressed customer.
     For our significant customers, we generally manufacture products in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to GE, another significant customer, occur in the United States, Asia, Mexico and Europe. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales.

     The effective income tax rates for fiscal 2007, 2006 and 2005 were 22 percent, (20.6) percent and (12.9) percent, respectively. The fiscal 2006 income tax benefit reflects a reduction in the valuation allowance on U.S. deferred income tax assets of $17.7 million as well as increased pre-tax income in Malaysia and China, where we currently have tax holidays which extend through 2019 and 2013, respectively.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 15 percent due to the mix of pre-tax income expected to occur in each tax jurisdiction. China and Mexico have passed new tax laws which are expected to take effect on January 1, 2008. These new laws may result in higher tax rates on our operations in those countries.
     Our primary financial metric for measuring financial performance is after-tax return on invested capital (“ROIC”), which exceeded in fiscal 2007 our estimated 15 percent weighted average cost of capital. We define after-tax ROIC as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period, which is equity plus debt, less cash and cash equivalents and short-term investments. After-tax ROIC was 17.6 percent, 28.8 percent and 8.7 percent for fiscal 2007, 2006 and 2005, respectively. See the table below for our ROIC calculation (dollars in millions):

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Operating income (tax effected), excluding unusual charges	$63.4	$79.8	$27.9
Average capital employed	360.3	277.0	321.6
After-tax ROIC	17.6%	28.8%	8.7%
     Fiscal 2008 outlook: Our financial goals for fiscal 2008 are to build on the prior year’s achievements and to focus on attaining organic net sales growth and further improvements in operating income. Consistent with these goals, we are setting a 15 percent to 18 percent revenue growth objective for fiscal 2008. Our start in our first fiscal quarter of 2008 suggests that the near-term objective is achievable, yet we are mindful of growing economic uncertainty that could derail end-market demand and actual results will depend on future events.
     We currently expect the first quarter of fiscal 2008 net sales to be in the range of $440 million and $460 million; however, our results will ultimately depend upon the actual level of customer orders, which could vary. Based on orders received, this range includes anticipated net sales of approximately $54 million in the first quarter of fiscal 2008 for a program in the defense/security/aerospace sector. In addition, we anticipate net sales of approximately $26 million in the second quarter of fiscal 2008 for this program. Although we have received follow-on orders for delivery in the first and second quarters of fiscal 2008 totaling approximately $80 million as noted above, net sales under this program are episodic, can vary significantly from quarter to quarter, and may not represent a continuing stream of business. We do not have visibility for this customer beyond the second quarter. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.58 to $0.63 per diluted share in the first quarter of fiscal 2008.
     See “Risk Factors,” in Item 1A hereof, which sets forth some of the other factors which could effect our net sales, operations and earnings going forward.
FACILITY CLOSURES/EXPANSIONS
     In fiscal 2006, we announced our intention to close the Maldon manufacturing facility and transition the customer programs to our Kelso, Scotland manufacturing facility. The decision was the result of reduced customer demand in the United Kingdom. The Maldon facility was closed in the second quarter of fiscal 2007.
     In fiscal 2006, we announced the purchase of a third manufacturing and engineering facility in Penang. The new facility provides an additional 364,000 square feet of manufacturing space. The initial investment for the facility of approximately $11.0 million was completed in the first quarter of fiscal 2007; we began manufacturing in the second quarter of fiscal 2007.
     In fiscal 2006, we also announced the expansion of our manufacturing facility in Xiamen by approximately 60,000 square feet. This increased our manufacturing capacity at this facility to 120,000 square feet. We expect to begin manufacturing in the additional space during the second quarter of fiscal 2008.

     In fiscal 2005, we closed our Bothell, Washington (“Bothell”) engineering and manufacturing facility and transitioned the remaining customer programs to other Plexus sites.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 29,	September 30,	Increase/		September 30,	October 1,	Increase/
	2007	2006	(Decrease)		2006	2005	(Decrease)
Net sales	$1,546.3	$1,460.6	$85.7	6%	$1,460.6	$1,228.9	$231.7	19%
     Net sales for fiscal 2007 increased 6 percent from fiscal 2006. The net sales growth reflected increased demand from several customers within the wireline/networking sector, including Juniper, our largest customer. Reduced demand from customers within the medical, the industrial/commercial and the defense/security/aerospace sectors moderated the overall increase in fiscal 2007 net sales.
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
     Our net sales percentages by market sector for the indicated periods were as follows:

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Wireline/Networking	44%	38%	38%
Wireless Infrastructure	8%	9%	10%
Medical	24%	26%	30%
Industrial/Commercial	15%	18%	17%
Defense/Security/Aerospace	9%	9%	5%

	100%	100%	100%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Juniper Networks	21%	19%	19%
General Electric	10%	12%	12%
Top 10 customers	61%	59%	60%
     Net sales to our customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and our customer concentration has remained at or above 59 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector increases relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.

     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 29,	September 30,	Increase/		September 30,	October 1,	Increase/
	2007	2006	(Decrease)		2006	2005	(Decrease)
Gross Profit	$163.5	$158.7	$4.8	3.0%	$158.7	$105.7	$53.0	50.1%
Gross Margin	10.6%	10.9%			10.9%	8.6%
     For fiscal 2007, gross profit and gross margin were impacted by the following factors:
•	The inventory write-downs of $8.5 million in the U.S. and Mexican reportable segments

•	Recognition of $5.3 million of revenue associated with the cash collection and subsequent shipments of previously written down inventory for two financially distressed customers in the U.S. and European reportable segments

•	$1.3 million of warranty-related expense in the U.S. reportable segment

•	An increase in fixed manufacturing costs as a result of our expansion in Penang, Malaysia and

•	Reduced net sales in the European and Mexican reportable segments, changes in customer mix, price reductions and increased depreciation expense, all of which unfavorably impacted gross margins.
     For fiscal 2006, gross profit and gross margin were impacted by the following factors:
•	Increased net sales in the U.S. and Asia reportable segments

•	Favorable changes in the customer mix

•	Continued operating efficiencies at several manufacturing locations and

•	A moderate increase in fixed manufacturing expense due to increased salaries and benefits for additional employees, as well as increased variable incentive and stock-based compensation.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant to the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Most of the research and development we conduct is paid for by our customers and is, therefore, included in both net sales and cost of sales. We conduct our own research and development, but that research and development is not specifically identified, and we believe such expenses are less than one percent of our net sales.
     Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 29,	September 30,	Increase/		September 30,	October 1,	Increase/
	2007	2006	(Decrease)		2006	2005	(Decrease)
S&A	$82.3	$78.4	$3.8	4.9%	$78.4	$76.3	$2.1	2.8%
Percent of net sales	5.3%	5.4%			5.4%	6.2%
     The dollar increase in S&A for fiscal 2007 was related to several factors that impacted compensation expense. We added additional headcount to augment business development activities. In addition, we were impacted by wage increases as well as incremental stock-based compensation included in S&A of $2.2 million in fiscal 2007. Offsetting these increases was variable incentive compensation included in S&A, which decreased by $4.8 million in fiscal 2007 from fiscal 2006. The decrease in S&A as a percent of net sales was due to a 6 percent increase in net sales in fiscal 2007 over fiscal 2006.
     The dollar increase in S&A for fiscal 2006 was due to increased salaries and benefits, reflecting wage increases and additional expense for variable incentive and stock-based compensation. Variable incentive compensation increased by approximately $3.3 million in fiscal 2006 compared to fiscal 2005. Stock-based compensation included in S&A was approximately $2.1 million for fiscal 2006. There was no stock-based compensation for fiscal 2005. These increases in S&A were offset by the recovery of previously written off accounts receivable of approximately $1.8 million as well as reduced spending of approximately $1.8 million for external resources associated with SOX in fiscal 2006. The decrease in S&A as a percent of net sales was due primarily to a 19 percent increase in net sales in fiscal 2006 over fiscal 2005.
     Restructuring and impairment costs. Our restructuring and impairment costs for fiscal 2007, 2006 and 2005 were as follows (dollars in millions):

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Goodwill impairment	$—	$—	$26.9
Lease exit costs and other	—	—	6.5
Asset impairments	—	0.1	3.9
Severance costs	1.8	0.9	2.2
Adjustments to lease exit costs/other	—	(1.0)	(0.7)
Adjustments to asset impairments	—	—	0.4

Total restructuring and impairment costs	$1.8	$—	$39.2

     The restructuring and impairment costs were associated with various reportable segments. Such costs were not allocated to our reportable segments, as management excludes such costs when assessing the performance of the reportable segments. See Note 12 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and impairment costs by reportable segment.
     Fiscal 2007 restructuring and asset impairment costs: For fiscal 2007, we recorded pre-tax restructuring and asset impairment costs of $1.8 million, related to the closure of our Maldon facility and the reduction of our workforces in Juarez, Mexico and Kelso, Scotland. The details of these fiscal 2007 restructuring actions are listed below:
     Maldon Facility Closure: The Maldon facility ceased production on December 12, 2006, and the closure resulted in a workforce reduction of 75 employees at a cost of $0.5 million. During the second fiscal quarter of 2007, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.
     Other Restructuring Costs. In fiscal 2007, we recorded pre-tax restructuring costs of $1.0 million related to severance for our Juarez, Mexico facility. The Juarez workforce reductions affected approximately 125 employees. During fiscal 2007, we also recorded pre-tax restructuring costs of $0.3 million related to severance for our Kelso, Scotland facility. The Kelso workforce reductions affected approximately 10 employees.
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
     Maldon Facility Closure: We announced the decision to close our Maldon facility in July 2006. For fiscal 2006, we recorded $0.5 million for severance and asset impairments related to the closure of the Maldon facility. This restructuring affected 75 employees.
     Maldon Facility Conversion: In the third quarter of fiscal 2005, we announced a planned workforce reduction at the Maldon facility to convert this manufacturing facility to a fulfillment, service and repair facility. As a result of this planned conversion, we recorded expenses of $0.2 million for retention costs (severance cost) for fiscal 2006 related to the workforce reduction as part of the Maldon facility conversion. This restructuring affected 43 employees.
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
     Bothell Facility Closure. During fiscal 2005, we incurred significant restructuring costs associated with the closure of the Bothell facility. We transferred key customer programs from the Bothell facility (a part of our United States reportable segment) to other Plexus locations, primarily in the United States. This restructuring reduced our capacity by 97,000 square feet and affected approximately 160 employees. We announced our intention to close the Bothell facility in fiscal 2004 and that action was completed during fiscal 2005. During fiscal 2005, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $7.5 million, which consisted of the following elements:
•	$6.2 million for the facility lease, $1.1 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.
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
     Other Restructuring Costs. During fiscal 2005, we also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility (our Mexican reportable segment). The Juarez workforce reduction affected approximately 50 employees

•	$0.3 million for severance associated with the elimination of a corporate executive position. These costs were not allocated to a specific geographic reportable segment

•	$0.2 million for a planned workforce reduction at a facility in Maldon. We originally planned to focus the Maldon facility on fulfillment and service and repair. This transition was expected to be completed by the end of fiscal 2006 and result in a workforce reduction of approximately 43 employees. Subsequently, during fiscal 2006 it was decided to close the Maldon facility and consolidate U.K. manufacturing in the Kelso, Scotland facility rather than simply downsize the employment level at Maldon

•	$0.3 million of other restructuring costs. These costs were not allocated to a specific geographic reportable segment.
     Adjustments to Provisions: During fiscal 2005, we recorded certain adjustments to previously recognized restructuring and impairment costs. All adjustments to provisions are associated with prior actions in the United States:
•	$0.4 million additional expense related to additional impairment of the closed facility in San Diego. During the first quarter of fiscal 2005, we subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to the net present value of future sublease income

•	a $0.4 million reduction in an accrual for lease exit costs associated with a warehouse located in Neenah. The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, we reactivated use of the warehouse in the second quarter of fiscal 2005

•	a $0.3 million reduction in an accrual for lease obligations for one of the closed facilities near Seattle. We subleased one of the two closed Seattle facilities held under operating leases.
     Other income (expense). Other income (expense) for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 29,	September 30,	Increase/		September 30,	October 1,	Increase/
	2007	2006	(Decrease)		2006	2005	(Decrease)
Other income (expense)	$4.8	$3.1	$1.7	55.9%	$3.1	$(1.3)	$4.3	346.6%
Percent of net sales	0.3%	0.2%			0.2%	(0.1)%
     Other income (expense) for fiscal 2007 increased $1.7 million over fiscal 2006 due to increased interest income related to higher average cash balances as well as a higher effective interest rate during fiscal 2007. Interest expense remained comparable between fiscal years. Miscellaneous income (expense) fluctuated unfavorably due primarily to foreign currency translation adjustments.
     Other income (expense) for fiscal 2006 increased $4.3 million over fiscal 2005 due to increased interest income as our average cash balances more than doubled in fiscal 2006 over fiscal 2005. Interest expense remained comparable between fiscal years and miscellaneous income (expense) fluctuated favorably due to foreign currency translation adjustments.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Income tax expense (benefit)	$18.5	$(17.2)	$1.4
Effective annual tax rate	22.0%	(20.6)%	(12.9)%
     The increase in our effective tax rate in fiscal 2007 from fiscal 2006 was because we recorded a tax provision associated with U.S. pre-tax income in fiscal 2007 whereas no such tax provision was required for the prior fiscal years. During fiscal 2006, we recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on U.S. deferred income tax assets (see further discussion below) and increased income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the United Kingdom. In the fourth quarter of fiscal 2006, we reversed $17.7 million of the previously recorded valuation allowance as a credit to income tax.
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
     As a result of using the with-and-without method under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, we recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. We had recorded a valuation allowance of $16.7 million in fiscal 2006 against our net operating loss carryforwards as of September 30, 2006. During fiscal 2007, we realized a reduction of our income taxes payable for all of our federal net operating loss carryforwards and a portion of our state net operating loss carryforwards. Consequently, we reversed approximately $15.0 million of this valuation allowance with a corresponding credit to additional paid in capital. As a result, we had a remaining valuation allowance of $1.7 million related to tax deductions associated with stock-based compensation as of September 29, 2007.
     In addition, there is a remaining valuation allowance of $3.3 million as of September 29, 2007, related to various state deferred income tax assets for which utilization is uncertain due to a lack of sustained profitability and limited carryforward periods in these states.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 15 percent. China and Mexico have passed new tax laws which are expected to take effect on January 1, 2008. These new laws may result in higher tax rates on our operations in those countries.
LIQUIDITY AND CAPITAL RESOURCES
     Cash flows provided by operating activities were $38.5 million for fiscal 2007, compared to cash flows provided by operating activities of $83.1 million and $82.0 million for fiscal 2006 and 2005, respectively. During fiscal 2007, cash provided by operating activities was primarily provided by earnings (after adjusting for the non-cash effects of depreciation and amortization expense, deferred income taxes and stock-based compensation expense) and increased accounts payable. These positive cash flow effects were offset, in part, by higher accounts receivable and inventory to support increased customer demand in the first quarter of fiscal 2008.
     Our annualized days sales outstanding in accounts receivable for fiscal 2007 increased to 54 days from 52 days in fiscal 2006 due to slower cash collections in fiscal 2007.
     Our inventory turns worsened from 6.4 turns for fiscal 2006 to 5.5 turns for fiscal 2007. Inventories increased $51.5 million from September 30, 2006, primarily as a result of increased customer demand in the first quarter of fiscal 2008 and an increase in finished goods to support inventory models such as DOF for various customers.
     Cash flows used in investing activities totaled $68.4 million for fiscal 2007. The primary investments included $47.8 million for purchases of property, plant and equipment and $25.0 million of net purchases of short-term securities. Fiscal 2007 purchases of property, plant and equipment included $31.4 million, $7.5 million, $5.4 million and $0.8 million related to our Asian, U.S., Mexican and European reportable segments, respectively.
     We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2007. Our actual level of capital expenditures for fiscal 2008 will depend on anticipated demand, but we currently expect to spend in the range of $45 million to $50 million.
     Cash flows provided by financing activities, totaling $16.1 million for fiscal 2007, primarily represent the income tax benefit of stock option exercises.
     On January 12, 2007, we entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with our bank group, which allows us to borrow up to $100 million. The Amended Credit Facility is unsecured and provides lower fees and interest rates than the prior credit facility. It also can be increased by an additional $100 million, if there is no event of default existing under the Amended Credit Facility agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of November 19, 2007, there were no borrowings under the Amended Credit Facility.
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
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2008. Although our net sales growth anticipated for fiscal 2008 will increase our working capital needs, we currently do not anticipate having to utilize our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time-to-time various financing alternatives to supplement our financial resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We anticipate using our earnings to support the future growth of our business. We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. However, we may in the future consider repurchasing some of our outstanding shares as part of our existing stock buyback program, which was approved by the Board of Directors. The future payment of cash dividends or the future repurchase of shares would be dependent upon being compliant with the financial covenants existing under the Amended Credit Facility. These covenants require that there be no event of default existing at the time of, or is caused by, the dividend payment or share repurchase.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 29, 2007 (dollars in millions):

	Payments Due by Fiscal Year
					2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	thereafter

Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	41.2	4.1	8.0	8.3	20.8
Operating Lease Obligations	45.7	9.7	14.2	9.4	12.4
Purchase Obligations (1)	263.2	262.0	1.2	—	—
Other Long-Term Liabilities on the Balance Sheet (2)	8.3	0.7	1.5	1.0	5.1
Other Long-Term Liabilities not on the Balance Sheet (3)	2.4	0.8	1.6	—	—

Total Contractual Cash Obligations	$360.8	$277.3	$26.5	$18.7	$38.3

1)	As of September 29, 2007, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

2)	As of September 29, 2007, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation.

3)	As of September 29, 2007, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event that the employment of one executive officer of the Company is terminated. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2007, there were no material changes to these policies. Our more critical accounting policies are noted below:
     Stock-Based Compensation — Effective October 2, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro forma basis. We continue to use the Black-Scholes valuation model to value stock options. See Note 1 in Notes to Consolidated Financial Statements for further information.
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
     Intangible Assets — Under SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead we test those assets for impairment, at least annually, and recognize any related losses when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year or more frequently if an event or circumstance indicates that an impairment has occurred. See Note 9 in Notes to Consolidated Financial Statements for the discussion of $26.9 million of goodwill impairment recorded in fiscal 2005.
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
     Revenue — Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed and determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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

     Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although our net deferred income tax assets as of September 29, 2007 still reflect a $3.3 million valuation allowance against certain deferred income tax assets, we may be able to utilize these deferred income tax assets to offset future taxable income in such states. We also have a remaining valuation allowance of $1.7 million related to tax deductions associated with stock-based compensation as of September 29, 2007.
NEW ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. FIN 48 is effective no later than fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2008. Although we continue to evaluate the full impact of adopting FIN 48, we are not currently aware of any material impact from adoption on our consolidated results of operations, financial position and cash flows.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The effective date for SFAS 159 is as of the beginning of fiscal years that start subsequent to November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated results of operations, financial position and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of September 29, 2007, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2007	2006	2005

Net Sales	5%	7%	9%
Total Costs	11%	12%	13%

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
     Our only material interest rate risk is associated with our secured credit facility for which we currently have no borrowings. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in fiscal 2007, 2006 and 2005.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15 on page 33.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of September 29, 2007, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of September 29, 2007, the Company’s internal control over financial reporting was effective.
     PricewaterhouseCoopers LLP, independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of September 29, 2007, as stated in their report included herein on page 35.
     Changes in Internal Control Over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Limitations on the Effectiveness of Controls: Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above on our disclosure controls and procedures and our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
     Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference to “Corporate Governance — Board Committees — Compensation and Leadership Development Committee,” “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Approval of the 2008 Long-Term Incentive Plan — Equity Compensation Plan Information” in the 2008 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated herein by reference to “Corporate Governance — Director Independence” and “Certain Transactions” in the 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Incorporated herein by reference to the subheading “Auditors — Fees and Services” in the 2008 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed

Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 34

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedules
September 29, 2007

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 19, 2007

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 29, 2007, September 30, 2006 and October 1, 2005
(in thousands, except per share data)

	2007	2006	2005

Net sales	$1,546,264	$1,460,557	$1,228,882
Cost of sales	1,382,725	1,301,857	1,123,146

Gross profit	163,539	158,700	105,736

Operating expenses:
Selling and administrative expenses	82,263	78,438	76,319
Goodwill impairment costs	—	—	26,915
Restructuring and asset impairment costs	1,838	—	12,247

	84,101	78,438	115,481

Operating income (loss)	79,438	80,262	(9,745)

Other income (expense):
Interest expense	(3,168)	(3,507)	(3,471)
Interest income	9,099	6,163	2,688
Miscellaneous	(1,115)	434	(470)

Income (loss) before income taxes and cumulative effect of change in accounting principle	84,254	83,352	(10,998)

Income tax expense (benefit)	18,536	(17,178)	1,419

Income (loss) before cumulative effect of change in accounting principle	65,718	100,530	(12,417)
Cumulative effect of change in accounting principle, net of income taxes of $3	—	(505)	—

Net income (loss)	$65,718	$100,025	$(12,417)

Earnings per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$1.42	$2.23	$(0.29)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.01)	—

Net income (loss)	$1.42	$2.22	$(0.29)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$1.41	$2.16	$(0.29)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.01)	—

Net income (loss)	$1.41	$2.15	$(0.29)

Weighted average shares outstanding:
Basic	46,312	45,146	43,373

Diluted	46,739	46,490	43,373

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 29, 2007 and September 30, 2006
(in thousands, except per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$154,109	$164,912
Short-term investments	55,000	30,000
Accounts receivable, net of allowances of $900 and $1,100, respectively	230,826	209,737
Inventories	275,854	224,342
Deferred income taxes	12,932	10,232
Prepaid expenses and other	5,434	6,226

Total current assets	734,155	645,449

Property, plant and equipment, net	159,517	134,437
Goodwill	8,062	7,400
Deferred income taxes	2,310	4,542
Other	12,472	9,634

Total assets	$916,516	$801,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,720	$997
Accounts payable	237,034	215,332
Customer deposits	10,381	7,091
Accrued liabilities:
Salaries and wages	23,149	33,153
Other	34,755	29,808

Total current liabilities	307,039	286,381

Capital lease obligations, net of current portion	25,082	25,653
Other liabilities	9,372	7,861
Deferred income taxes	1,758	—

Commitments and contingencies (Notes 9 and 11)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, and 46,402 and 46,217 issued and outstanding, respectively	464	462
Additional paid-in capital	336,603	312,785
Retained earnings	224,586	158,868
Accumulated other comprehensive income	11,612	9,452

	573,265	481,567

Total liabilities and shareholders’ equity	$916,516	$801,462

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
for the years ended September 29, 2007, September 30, 2006 and October 1, 2005
(in thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances, October 1, 2004	43,184	$432	$267,925	$71,260	$11,796	$351,413
Comprehensive income (loss):
Net loss	—	—	—	(12,417)	—	(12,417)
Foreign currency translation adjustments	—	—	—	—	(4,481)	(4,481)

Total comprehensive loss						(16,898)
Issuance of common stock under Employee Stock Purchase Plan	204	2	2,235	—	—	2,237
Exercise of stock options, including tax benefits	364	4	3,259	—	—	3,263

Balances, October 1, 2005	43,752	438	273,419	58,843	7,315	340,015

Comprehensive income:
Net income	—	—	—	100,025	—	100,025
Foreign currency translation adjustments	—	—	—	—	2,137	2,137

Total comprehensive income						102,162
Issuance of common stock under Employee Stock Purchase Plan	4	—	138	—	—	138
Stock based compensation expense	—	—	3,039			3,039
Exercise of stock options, including tax benefits	2,461	24	36,189	—	—	36,213

Balances, September 30, 2006	46,217	462	312,785	158,868	9,452	481,567

Comprehensive income:
Net income	—	—	—	65,718	—	65,718
Foreign currency translation adjustments	—	—	—	—	2,160	2,160

Total comprehensive income						67,878
Issuance of common stock under Employee Stock Purchase Plan	18	—	402	—	—	402
Stock based compensation expense	—	—	6,166	—	—	6,166
Exercise of stock options, including tax benefits	167	2	17,250	—	—	17,252

Balances, September 29, 2007	46,402	$464	$336,603	$224,586	$11,612	$573,265

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 29, 2007, September 30, 2006 and October 1, 2005
(in thousands)

	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$65,718	$100,025	$(12,417)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	26,588	23,310	23,890
Cumulative effect of change in accounting principle	—	505	—
Non-cash goodwill and asset impairments	—	59	31,217
Gain on sale of property, plant and equipment	(352)	—	—
Stock based compensation expense	6,166	3,039	—
Provision for accounts receivable allowances	—	464	1,094
Deferred income taxes	14,155	(18,008)	(3)
Changes in assets and liabilities:
Accounts receivable	(19,611)	(41,521)	(19,946)
Inventories	(50,235)	(42,712)	(6,569)
Prepaid expenses and other	(1,684)	(1,810)	(644)
Accounts payable	13,674	59,971	58,658
Customer deposits	3,145	(714)	(584)
Accrued liabilities and other	(19,051)	476	7,271

Cash flows provided by operating activities	38,513	83,084	81,967

Cash flows from investing activities
Purchases of short-term investments	(63,050)	(32,500)	(19,500)
Sales and maturities of short-term investments	38,050	12,500	13,505
Payments for property, plant and equipment	(47,837)	(34,865)	(21,707)
Proceeds on sale of property, plant and equipment	4,460	608	202

Cash flows used in investing activities	(68,377)	(54,257)	(27,500)

Cash flows from financing activities
Proceeds from debt	—	1,292	16,648
Payments on debt and capital lease obligations	(1,522)	(2,149)	(17,916)
Proceeds from exercise of stock options	1,793	35,837	3,263
Income tax benefit of stock option exercises	15,459	376	—
Issuances of common stock under Employee Stock Purchase Plan	402	138	2,237

Cash flows provided by financing activities	16,132	35,494	4,232

Effect of foreign currency translation on cash and cash equivalents	2,929	1,864	(896)

Net (decrease) increase in cash and cash equivalents	(10,803)	66,185	57,803

Cash and cash equivalents, beginning of year	164,912	98,727	40,924

Cash and cash equivalents, end of year	$154,109	$164,912	$98,727

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements
1.	Description of Business and Significant Accounting Policies
     Description of Business: Plexus Corp. together with its subsidiaries, (the “Company” or “Plexus”) participates in the Electronics Manufacturing Services (“EMS”) industry. The Company provides a full range of product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/ networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace market sectors with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. The Company offers its customers the ability to outsource all stages of product realization, including development and design, materials sourcing, procurement and management, prototyping, and new product introduction, testing, manufacturing, product configuration, direct order fulfillment, logistics and test/repair.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. The accounting years for fiscal 2007 and 2006 each included 364 days, while the accounting year for fiscal 2005 included 366 days.
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
     Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2007, 2006 and 2005, unrealized or realized gains and losses were not material.
     As of September 29, 2007 and September 30, 2006, cash and cash equivalents included the following securities (in thousands):

	2007	2006
Cash	$23,409	$28,698
Money market funds and other	37,500	50,264
U.S. corporate and bank debt	93,200	85,950

	$154,109	$164,912

     Short-term investments as of September 29, 2007 and September 30, 2006 consisted primarily of state and municipal securities.
     Inventories: Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Expenditures for maintenance and repairs are expensed as incurred.
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
     The Company is required to perform goodwill impairment tests at least annually, for which the Company selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No assurances can be given that future impairment tests of goodwill will not result in further goodwill impairment or that changes in circumstances will not arise which result in further goodwill impairment.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     For the years ended September 29, 2007 and September 30, 2006 changes in the carrying amount of goodwill for the European reportable segment were as follows (in thousands):

Europe
Balance as of October 1, 2005	$6,995

Foreign currency translation adjustment	405

Balance as of September 30, 2006	7,400

Foreign currency translation adjustment	662

Balance as of September 29, 2007	$8,062

     The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. Intangible asset amortization expense was nominal for fiscal 2007, 2006 and 2005. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2007, there were no additions to intangible assets.
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
     Revenue Recognition: Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed and determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
     Net sales from engineering design and development services, which are generally performed under contracts of twelve months or less duration, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2007, 2006 and 2005.
     Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
     Restructuring Costs: From time to time, the Company has recorded restructuring costs in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closures, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment.
     Costs associated with a restructuring activity are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The timing and related recognition of

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the average monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the statement of operations. Exchange gains and (losses) on foreign currency transactions were $(1.5) million, $0.4 million and $(0.5) million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.
     Derivatives: The Company periodically enters into derivative contracts, primarily foreign currency forward, call and put contracts which are designated as cash-flow hedges. The changes in fair value of these contracts, to the extent the hedges are effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. These amounts were not material during fiscal 2007, 2006 or 2005.
     Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income (loss). The computation of diluted earnings per common share reflects additional dilution from stock options, unless such options are antidilutive.
     Stock-based Compensation: Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Stock-based compensation expense for fiscal 2005 is still presented on a pro forma basis.
     On May 11, 2005, in response to SFAS No. 123(R), the Compensation/Leadership Development Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the acceleration of the vesting of approximately 660,000 shares of unvested stock options outstanding under the Company’s stock option plan with exercise prices per share of $12.20 or higher. The accelerated options had a range of exercise prices of $12.25 to $27.37 and a weighted average exercise price of $15.17. The effective date of the acceleration was May 11, 2005. The primary purpose of the accelerated vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The aggregate pre-tax expense associated with the accelerated options would have been approximately $5.0 million, of which $2.8 million and $1.0 million would have been reflected in the Company’s consolidated statements of operations in fiscal years 2006 and 2007, respectively.
     On May 18, 2005, the Compensation Committee granted approximately 700,000 stock options to key officers and employees of the Company. In response to SFAS No. 123(R), and as allowed under the Company’s 2005 Equity Incentive Plan, the Compensation Committee provided that these options would vest immediately. The primary purpose of the immediate vesting was to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The aggregate pre-tax expense associated with the immediate vesting of these options would have been approximately $3.9 million, of which $1.3 million, $1.3 million and $0.8 million would have been reflected in the Company’s consolidated statements of operations in fiscal years 2006, 2007 and 2008, respectively.
     As a result of the adoption of SFAS No. 123(R), the Company recognized $6.2 million and $3.0 million of compensation expense associated with stock options for the fiscal years ended September 29, 2007 and September 30, 2006, respectively. The following presents pro forma net loss and per-share data for fiscal 2005 as if a fair value based method had been used to account for stock-based compensation (in thousands, except per-share amounts):

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

Year Ended
October 1,
2005
Net loss as reported	$(12,417)

Add: stock-based employee compensation expense included in reported net loss, net of related income tax effect	—

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(12,749)

Pro forma net loss	$(25,166)

Earnings per share:
Basic, as reported	$(0.29)

Basic, pro forma	$(0.58)

Diluted, as reported	$(0.29)

Diluted, pro forma	$(0.58)

Weighted average shares:
Basic	43,373

Diluted	43,373

     Conditional Asset Retirement Obligations — In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of FIN 47 in the fourth quarter of fiscal 2006, we recorded an increase in property, plant and equipment, net of $0.1 million and recognized an asset retirement obligation of $0.6 million. This resulted in the recognition of a non-cash charge of $0.5 million ($0.5 million after-tax, or $0.01 per share) for the year ended September 30, 2006 that was reported as a cumulative effect of an accounting change.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair Value of Financial Instruments: Accounts payable and accrued liabilities were reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customer credit status. The fair value of capital lease obligations was approximately $28.5 million and $29.6 million as of September 29, 2007 and September 30, 2006, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.
     Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash, cash equivalents, short-term investments and trade accounts receivable. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents and short-term investments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
receivable resulting from sales to major customers are discussed in Note 12. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.
     New Accounting Pronouncements: In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. FIN 48 is effective no later than fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008. Although the Company continues to evaluate the full impact of adopting FIN 48, the Company is not currently aware of any material impact from adoption on its consolidated results of operations, financial position and cash flows.
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
2.	Inventories
     Inventories as of September 29, 2007 and September 30, 2006 consisted of (in thousands):

	2007	2006
Assembly parts	$194,596	$148,856
Work-in-process	32,068	36,156
Finished goods	49,190	39,330

	$275,854	$224,342

3.	Property, Plant and Equipment
     Property, plant and equipment as of September 29, 2007 and September 30, 2006, consisted of (in thousands):

	2007	2006
Land, buildings and improvements	$96,366	$80,982
Machinery, and equipment	171,392	152,933
Computer hardware and software	67,405	66,151
Construction in progress	10,696	3,263

	345,859	303,329
Less: accumulated depreciation and amortization	186,342	168,892

	$159,517	$134,437

     As of September 29, 2007 and September 30, 2006, computer hardware and software includes $29.3 million and $29.2 million, respectively, related to a common enterprise resource planning (“ERP”) platform. As of September 29, 2007 and September 30, 2006, construction in process includes $1.7 million and $0.7 million, respectively, of software implementation costs related to the common ERP platform. The conversion

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
timetable and future project scope remain subject to change based upon our evolving needs and sales levels. Fiscal 2007, 2006 and 2005 amortization of the ERP platform totaled $3.2 million, $3.3 million and $3.0 million, respectively.
     Assets held under capital leases and included in property, plant and equipment as of September 29, 2007 and September 30, 2006 consisted of (in thousands):

	2007	2006
Buildings and improvements	$29,508	$28,883
Machinery and equipment	616	41

	30,124	28,924
Less: accumulated amortization	4,235	3,078

	$25,889	$25,846

     The building and improvements category in the above table includes a manufacturing facility in San Diego, which was closed during fiscal 2003 and is no longer used. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $14.9 million as of September 29, 2007.
     Amortization of assets held under capital leases totaled $0.4 million, $0.1 million and $0.4 million for fiscal 2007, 2006 and 2005, respectively. There were one and two capital lease additions in fiscal 2007 and 2006, respectively.
     As of September 29, 2007 and September 30, 2006, accounts payable included approximately $7.9 million and $1.1 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.
     In July 2006, the Company entered into a capital lease for $4.1 million for the expansion in Xiamen, China, which was treated as a non-cash transaction for purposes of the Consolidated Statement of Cash Flows.
4.	Capital Lease Obligations and Other Financing
     Capital lease obligations as of September 29, 2007 and September 30, 2006, consisted of (in thousands):

	2007	2006
Capital lease obligations for equipment and facilities located in San Diego, the United Kingdom and Xiamen, China, expiring on various dates through 2022; weighted average interest rate of 9.3% and 9.4% for fiscal 2007 and 2006, respectively.	$26,802	$26,650
Less: current portion	1,720	997

Capital lease obligations, net of current portion	$25,082	$25,653

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 29, 2007, are as follows (in thousands):

2008	$4,144
2009	3,957
2010	4,035
2011	4,109
2012	4,248
Thereafter	20,752

41,245
Less: interest portion of capital leases	14,443

Total	$26,802

     On January 12, 2007, the Company entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letters of credit obligations. As of September 29, 2007, there were no borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchase of shares to the extent that the Company is in compliance with the financial covenants therein. These covenants require that there be no event of default existing at the time of, or is caused by, the dividend payment or the share repurchase.
     Origination fees and expenses associated with the Amended Credit Facility totaled approximately $0.3 million and have been deferred. These origination fees and expenses are amortized over the five-year term of the Amended Credit Facility. Interest expense related to the commitment fee, amortization of deferred origination fees and expenses totaled approximately $0.6 million for fiscal 2007 and $1.2 million in each of fiscal 2006 and 2005.
     Cash paid for interest in fiscal 2007, 2006 and 2005 was $2.8 million, $2.9 million and $3.1 million, respectively.
5.	Income Taxes
     The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle for fiscal 2007, 2006 and 2005 consisted of (in thousands):

	2007	2006	2005
U.S.	$51,706	$57,812	$(4,336)

Foreign	32,548	25,540	(6,662)

	$84,254	$83,352	$(10,998)

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Income tax expense (benefit) for fiscal 2007, 2006 and 2005 consisted of (in thousands):

	2007	2006	2005
Current:
Federal	$4,139	$(31)	$—
State	355	22	(87)
Foreign	(113)	839	1,509

	4,381	830	1,422

Deferred:
Federal	14,110	(16,026)	—
State	806	(1,648)	—
Foreign	(761)	(334)	(3)

	14,155	(18,008)	(3)

	$18,536	$(17,178)	$1,419

     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	2.1	3.0	2.2
Foreign income and tax rate differences	(16.5)	(12.3)	(15.8)
Resolution of prior year tax matters and tax contingencies	—	—	(5.2)
Change in valuation allowance	—	(46.9)	(31.4)
Other, net	1.4	0.6	2.3

Effective income tax rate	22.0%	(20.6)%	(12.9)%

     The Company recorded income tax expense of $18.5 million for fiscal 2007. The reduction to the income tax expense recorded as compared to our normal statutory rates is primarily due to the effect of pre-tax income in Malaysia and China, which benefit from reduced effective tax rates due to tax holidays.
     During fiscal 2006 and 2005, the Company recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on our U.S. deferred income tax assets as well as increased pre-tax income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the U.K.. In the fourth quarter of fiscal 2006, the Company reversed $17.7 million of the previously recorded valuation allowance as a credit to income taxes.
     The components of the net deferred income tax asset as of September 29, 2007 and September 30, 2006, consisted of (in thousands):

	2007	2006
Deferred income tax assets:
Loss carryforwards	$6,290	$23,089
Goodwill	5,661	6,401
Inventories	7,173	6,170
Accrued benefits	7,593	5,670
Allowance for bad debts	326	387
Other	2,829	2,888

Total gross deferred income tax assets	29,872	44,605
Less valuation allowance	(5,014)	(20,011)

Deferred income tax assets	24,858	24,594

Deferred income tax liabilities:
Property, plant and equipment	4,121	4,849
Other	7,253	4,971

	11,374	9,820

Net deferred income tax asset	$13,484	$14,774

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     As a result of using the with-and-without method under SFAS No. 123(R), the Company recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. The Company recorded a valuation allowance of $16.7 million in fiscal 2006 against its $42.5 million net operating loss carryforwards as of September 30, 2006. During fiscal 2007, the Company realized a reduction of its income taxes payable for all of its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards. Consequently, the Company reversed approximately $15.0 million of this valuation allowance with a corresponding credit to additional paid in capital. As a result, the Company had a remaining valuation allowance of $1.7 million related to tax deductions associated with stock-based compensation as of September 29, 2007.
     In addition, there is a remaining valuation allowance of $3.3 million as of September 29, 2007 related to various state deferred income tax assets for which utilization is uncertain due to a lack of sustained profitability and limited carryforward periods in these states.
     In October 2007, the Mexican Congress enacted a series of new tax laws. These laws will be effective beginning on January 1, 2008. We are currently analyzing the effect of these new tax laws on our Mexican operations.
     In March 2007, the Chinese government made significant changes to its tax law with a bias toward a unified tax rate for domestic and foreign enterprises of 25 percent. The law is effective on January 1, 2008. The effect of the law on enterprises with agreed-upon incentives is currently undecided with the determination to be made in future regulations. It is currently expected that these enterprises will be required to increase their current tax rates to the new unified tax rate over a five-year period beginning in calendar 2008.
     In July 2005, a legislative body in the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. The Finance Act is effective for interest expense incurred by the United Kingdom subsidiary on these loans arising or accrued after March 16, 2005. For fiscal 2006 and 2007, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on proposed agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
     The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire in 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2007, 2006 and 2005, these subsidiaries generated income, which resulted in tax benefits of approximately $8.6 million, $6.9 million and $1.9 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The Company does not provide for taxes which would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded is approximately $87.0 million as of September 29, 2007.
     In October 2004, the Jobs Act was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2007, 2006 and 2005, the Company did not repatriate any qualified earnings pursuant to the Jobs Act.
     As of September 29, 2007, the Company has approximately $91.5 million of state net operating loss carryforwards that expire between fiscal 2008 and 2026.
     Cash paid for income taxes in fiscal 2007, 2006 and 2005 was $2.2 million, $3.2 million and $2.2 million, respectively.
6. Shareholders’ Equity
     The Board of Directors have authorized a common stock buyback program for the acquisition of up to 6.0 million shares for an amount not to exceed $25.0 million. To date, no shares have been repurchased.
     The Company’s Amended Credit Facility allows the Company to repurchase its common shares and pay cash dividends as long as it remains in compliance with the various covenants (see Note 4).
7. Earnings Per Share
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Earnings:
Income (loss) before cumulative effect of change in accounting principle	$65,718	$100,530	$(12,417)
Cumulative effect of change in accounting principle, net of income taxes	—	(505)	—

Net income (loss)	$65,718	$100,025	$(12,417)

Basic weighted average common shares outstanding	46,312	45,146	43,373
Dilutive effect of stock options	427	1,344	—

Diluted weighted average shares outstanding	46,739	46,490	43,373

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$1.42	$2.23	$(0.29)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.01)	—

Net income (loss)	$1.42	$2.22	$(0.29)

Diluted earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$1.41	$2.16	$(0.29)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.01)	—

Net income (loss)	$1.41	$2.15	$(0.29)

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     In fiscal 2007 and 2006, stock options to purchase approximately 1.9 million and 0.9 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In fiscal 2005, stock options to purchase approximately 5.0 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because there was a net loss in that period and, therefore, their inclusion would be antidilutive.
8. Operating Lease Commitments
     The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2007, 2006 and 2005 was approximately $10.6 million, $10.4 million and $11.0 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $0, $0.2 million and $1.7 million in fiscal 2007, 2006 and 2005, respectively.
          Future minimum annual payments on operating leases are as follows (in thousands):

2008	$9,692
2009	8,620
2010	5,599
2011	4,759
2012	4,627
Thereafter	12,399

$45,696

9. Restructuring and Impairment Costs
     Fiscal 2007 restructuring and asset impairment costs: For fiscal 2007, we recorded pre-tax restructuring and asset impairment costs of $1.8 million, related to the closure of our Maldon facility and the reduction of our workforces in Juarez, Mexico and Kelso, Scotland. The details of these fiscal 2007 restructuring actions are listed below:
     Maldon Facility Closure: The Maldon facility ceased production on December 12, 2006, and the closure resulted in a workforce reduction of 75 employees at a cost of $0.5 million. During the second fiscal quarter, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.
     Other Restructuring Costs. In fiscal 2007, we recorded pre-tax restructuring costs of $1.0 million related to severance for our Juarez, Mexico facility. The Juarez workforce reductions affected approximately 125 employees. During fiscal 2007, we also recorded pre-tax restructuring costs of $0.3 million related to severance for our Kelso, Scotland facility. The Kelso workforce reductions affected approximately 10 employees.
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
     Maldon Facility Closure: The Company announced in July 2006 its intention to close the Maldon facility. In fiscal 2006 the Company recorded $0.5 million for severance and asset impairments related to the expected closure of the Maldon facility. This restructuring affected 75 employees.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Maldon Facility Conversion: In the third quarter of fiscal 2005, the Company announced a planned workforce reduction at the Maldon facility as the Company decided to convert this manufacturing facility to a fulfillment, service and repair facility. As a result of this planned conversion, the Company recorded expenses of $0.2 million for retention costs in fiscal 2006 related to the workforce reduction as part of the Maldon facility conversion. This restructuring affected 43 employees.
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
     The impairment of goodwill associated with the United Kingdom arose primarily from a significant medical customer’s intention to transfer future production from the United Kingdom to a lower-cost location. The impairment also reflected lowered expectations for the United Kingdom’s electronics manufacturing services industry in general. The impairment of goodwill associated with Juarez reflected a lowered forecast of near-term profits and cash flow associated with operational issues and the transfer of a major customer program to another Plexus manufacturing facility.
     Bothell Facility Closure. During fiscal 2005, the Company incurred restructuring costs associated with the closure of the Bothell facility. The Company transferred key customer programs from the Bothell facility to other Plexus locations, primarily in the United States. This restructuring reduced the Company’s capacity and affected approximately 160 employees. The Company completed the closure of the Bothell facility during fiscal 2005. During fiscal 2005 and 2004, we incurred total restructuring and impairment costs associated with the Bothell facility closure of approximately $7.5 million, which consisted of the following elements:
•	$6.2 million for the facility lease, $1.1 million for employee retention costs and $0.2 million of other associated costs. The liability for the facility lease was recognized and measured at fair value for the future remaining lease payments subsequent to abandonment, less any estimated sublease income that could reasonably be obtained for the property.
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
     Other Restructuring Costs. During fiscal 2005, the Company also recorded the following other restructuring and impairment costs:
•	$0.5 million, which consisted of $0.4 million associated with a workforce reduction and $0.1 million of asset impairments at the Juarez facility. The Juarez workforce reduction affected approximately 50 employees

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
•	$0.3 million for severance associated with the elimination of a corporate executive position

•	$0.2 million for a planned workforce reduction at the Maldon facility. We originally planned to focus the Maldon facility on fulfillment and service and repair. This transition was expected to be completed by the end of fiscal 2006 and result in a workforce reduction of approximately 43 employees. Subsequently, during fiscal 2006 it was decided to close the Maldon facility and consolidate U.K. manufacturing in the Kelso, Scotland facility rather than simply downsize the employment level at Maldon

•	$0.3 million of other restructuring costs.
     Adjustments to Provisions: During fiscal 2005, the Company also recorded certain adjustments to previously recognized restructuring and impairment costs:
•	$0.4 million additional expense related to additional impairment of a closed facility in San Diego. During the first quarter of fiscal 2005, the Company subleased the remaining part of the San Diego facility, which resulted in the additional impairment to adjust the carrying value of the remaining part of the San Diego facility to its net present value of future sublease income

•	a $0.4 million reduction in an accrual for lease obligations associated with a warehouse located in Neenah, Wisconsin (“Neenah”). The Neenah warehouse was previously abandoned as part of a fiscal 2003 restructuring action; however, the Company reactivated use of the warehouse in the second quarter of fiscal 2005

•	a $0.3 million reduction in an accrual for lease obligations for one of the closed facilities near Seattle, Washington (“Seattle”). The Company was able to sublease one of the two closed Seattle facilities held under operating leases.
     A detail of restructuring and impairment costs are provided below (in thousands):

	Employee	Lease
	Termination and	Obligations and	Non-cash Asset
	Severance Costs	Other Exit Costs	Impairments	Total

Accrued balance, October 1, 2004	$2,019	$9,760	$—	$11,779

Restructuring and impairments costs	2,213	6,451	30,849	39,513
Adjustment to provisions	(23)	(697)	369	(351)
Accretion of lease	—	138	—	138
Amount utilized	(3,690)	(4,149)	(31,218)	(39,057)

Accrued balance, October 1, 2005	519	11,503	—	12,022

Restructuring and impairments costs	889	—	59	948
Adjustment to provisions	—	(948)	—	(948)
Accretion of lease	—	238	—	238
Amount utilized	(947)	(8,657)	(59)	(9,663)

Accrued balance, September 30, 2006	461	2,136	—	2,597

Restructuring and impairments costs	1,966	—		1,966
Adjustment to provisions	(104)	(24)	—	(128)
Amount utilized	(1,334)	(2,112)	—	(3,446)

Accrued balance, September 29, 2007	$989	$—	$—	$989

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     As of September 29, 2007, all of the remaining employee termination and severance costs are expected to be paid in the next twelve months.
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
     As amended, the 2005 Purchase Plan allows qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company did not record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R) in fiscal 2007 and 2006. The Company has issued 185,429 shares and 4,266 shares under the 2005 Purchase Plan during the fiscal years ended September 29, 2007 and September 30, 2006, respectively.
     Prior to the adoption of the 2005 Purchase Plan, the Company had established a qualified Employee Stock Purchase Plan (the “2000 Purchase Plan”), the terms of which were substantially similar to the 2005 Purchase Plan prior to the amendment. The 2000 Purchase Plan allowed for the Company to issue up to 2.0 million shares of its common stock. During fiscal 2005, the Company issued approximately 204,000 shares under the 2000 Purchase Plan. The 2000 Purchase Plan expired on June 30, 2005.
     401(k) Savings Plan: The Company’s 401(k) savings plan covers all eligible U.S. employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2007, 2006 and 2005 totaled $2.4 million, $2.2 million and $2.3 million, respectively.
     Stock Option Plans: The Company’s shareholders approved the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constitutes a stock-based incentive plan for the Company and includes provisions by which the Company may grant stock-based awards to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock that may be issued pursuant to the 2005 Plan is 2.7 million shares, all of which may be issued pursuant to stock options, although up to 1.2 million shares may be issued pursuant to the following: up to 0.6 million shares as stock appreciation rights (“SARs”) and up to 0.6 million shares as restricted stock awards. The exercise price of each stock option granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (“the Committee”) of the Board of Directors may establish the term and vesting period of stock options (see Note 1), as well as accelerate the vesting of stock options. Unless otherwise directed by the Committee, stock options vest over a three-year period from date of grant and have a term of ten years. In fiscal 2007, the Committee established that the vesting period for stock options would be two years. In addition, the Committee changed the timing of equity grants subsequent to the May 15, 2007 grant to be quarterly going forward.
     For options issued to the members of the Board of Directors in fiscal 2007, 50 percent of their stock options vested immediately at the date of grant. Their remaining stock options vested over one year. Under the 2005 Plan, the Company has granted options to purchase 1.9 million shares of the Company’s common stock from the approval date of the 2005 Plan through September 29, 2007. No SARs or restricted stock awards were granted in fiscal 2007, 2006 or 2005.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     A summary of the Company’s stock option activity follows:

	Number of	Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Options outstanding as of October 1, 2004	4,929	$18.00

Granted	764	13.02
Cancelled	(375)	21.85
Exercised	(364)	8.98

Options outstanding as of October 1, 2005	4,954	$17.55

Granted	816	39.99
Cancelled	(44)	31.89
Exercised	(2,478)	14.68

Options outstanding as of September 30, 2006	3,248	$25.18

Granted	443	22.64
Cancelled	(138)	36.14
Exercised	(175)	10.95

Options outstanding as of September 29, 2007	3,378	$25.13	$7,229

			Aggregate Intrinsic
	Shares	Weighted Average	Value
	(in thousands)	Exercise Price	(in thousands)

Options exercisable as of:
October 1, 2005	4,527	$18.12

September 30, 2006	2,485	$20.32

September 29, 2007	2,558	$22.72	$11,639

     The following table summarizes outstanding stock option information as of September 29, 2007 (shares in thousands):

	Number of			Number of	Weighted
Range of	Shares	Weighted Average	Weighted Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 8.97 - $13.45	587	$11.29	5.9	587	$11.29
$13.46 - $20.18	674	$15.37	5.2	653	$15.31
$20.19 - $30.28	1,016	$23.71	6.7	636	$24.27
$30.29 - $45.43	1,093	$39.66	6.1	674	$37.94
$45.44 - $63.88	8	$59.97	2.8	8	$59.97

$ 8.97 - $63.88	3,378	$25.13	6.1	2,558	$22.72
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The weighted average fair value per share of options granted for the fiscal years ended September 29, 2007, September, 2006 and October 1, 2005 were $11.05, $20.04 and $5.72, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method based on the assumption ranges below:

Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005
Expected life (years)	3.75 – 5.48	3.75 – 5.48	3.75 – 9.10
Risk-free interest rate	3.69 – 5.00%	2.43 – 5.00%	2.43 – 4.51%
Expected volatility	50 - 67%	51 - 85%	51 - 85%
Weighted average volatility	57%	64%	59%
Dividend yield	—	—	—
     For the fiscal years ended September 29, 2007 and September 30, 2006, the total intrinsic value of stock options exercised was $1.9 million and $50.8 million, respectively.
     As of September 29, 2007, there was $11.9 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 1.7 years.
     Deferred Compensation Arrangements: In September 1996, the Company entered into agreements with certain of its former executive officers to provide nonqualified deferred compensation. Under those agreements, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirements. Life insurance contracts owned by the Company fund this plan.
     In fiscal 2000, the Company established a supplemental executive retirement plan (the “SERP”) as an additional deferred compensation plan for executive officers and other key employees. Under the SERP, a covered executive may elect to defer some or all of the participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
     In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program under the SERP and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed in the Trust. In fiscal 2007, 2006 and 2005, the Company made contributions to the participants’ SERP accounts in the amount of $0.4 million, $0.3 million and $0.1 million, respectively. The increase in the Company’s contributions in fiscal 2006 was the result of the Company’s Board of Directors determination to increase the Company’s discretionary contributions to the greater of 7 percent of the executive’s total target cash compensation less the Company’s permitted contributions to the executive’s 401(k) Savings Plan account or $13,500. The contributions were made in fiscal 2006 as though this policy had been in effect for fiscal 2005 as well.
     As of September 29, 2007 and September 30, 2006, the SERP assets held in the Trust totaled $5.1 million and $2.9 million, respectively and the related liability to the participants totaled approximately $4.8 million and $3.3 million, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in “Other assets” and “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
     Other: The Company is not obligated to provide any post retirement medical or life insurance benefits to employees.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
11. Litigation
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and the following individuals: Dean A. Foate, President, Chief Executive Officer and a Director of the Company, F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer, and John L. Nussbaum, the Company’s Chairman of the Board.  The lawsuits allege securities law violations and seek unspecified damages relating generally to the Company’s July 26, 2006 announcement of its fiscal fourth quarter earnings outlook and that the manufacturing facility in Maldon, England would be closed.  A motion to consolidate the two actions and appoint a lead plaintiff and lead plaintiff’s counsel is pending before the court.
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
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, interest income, other income (expense), and income tax expense. Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          Information about the Company’s four reportable segments in fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Net sales:
United States	$1,080,665	$1,052,496	$920,096
Asia	427,237	315,442	165,057
Mexico	76,254	87,338	122,161
Europe	68,276	94,327	104,318
Elimination of inter-segment sales	(106,168)	(89,046)	(82,750)

	$1,546,264	$1,460,557	$1,228,882

Depreciation and amortization:
United States	$9,494	$9,701	$11,395
Asia	8,641	5,631	3,043
Mexico	2,044	1,399	1,295
Europe	764	1,020	1,956
Corporate	5,645	5,559	6,201

	$26,588	$23,310	$23,890

Operating income (loss):
United States	$97,019	$103,074	$67,150
Asia	40,700	27,832	7,847
Mexico	(11,581)	(4,170)	(3,394)
Europe	3,747	3,569	6,552
Corporate and other costs	(50,447)	(50,043)	(87,900)

	$79,438	$80,262	$(9,745)

Capital expenditures:
United States	$7,457	$10,323	$8,551
Asia	31,397	18,453	10,363
Mexico	5,367	880	633
Europe	754	380	973
Corporate	2,862	4,829	1,187

	$47,837	$34,865	$21,707

	September 29,	September 30,
	2007	2006

Total assets:
United States	$381,947	$310,020
Asia	224,135	164,589
Mexico	28,340	32,112
Europe	94,814	91,416
Corporate	187,280	203,325

	$916,516	$801,462

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The following enterprise-wide information is provided in accordance with SFAS No. 131.  Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Years ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Net sales:
United States	$1,080,665	$1,052,496	$920,096
Malaysia	357,144	260,922	130,939
Mexico	76,254	87,338	122,161
China	70,093	54,520	34,118
United Kingdom	68,276	94,327	104,318
Elimination of inter-segment sales	(106,168)	(89,046)	(82,750)

	$1,546,264	$1,460,557	$1,228,882

	September 29,	September 30,
	2007	2006

Long-lived assets:
Malaysia	$61,576	$35,314
United States	31,687	30,755
United Kingdom	16,290	18,754
China	6,622	1,809
Mexico	6,059	2,941
Corporate	45,345	52,264

	$167,579	$141,837

     Long-lived assets as of September 29, 2007 and September 30, 2006 exclude other long-term assets and deferred income tax assets which totaled $14.8 million and $14.2 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments, but rather includes such costs within the “Corporate and other costs” section of the above table of operating income (loss). In fiscal 2007, 2006 and 2005, the Company incurred restructuring and impairment costs (see Note 9) which were associated with various segments (in thousands):

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Restructuring and impairment costs:
United States	$(24)	$(1,018)	$7,296
Asia	—	—	—
Mexico	1,053	346	11,414
Europe	809	672	16,212
Corporate	—	—	4,240

	$1,838	$—	$39,162

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Years Ended
	September 29,	September 30,	October 1,
	2007	2006	2005

Juniper Networks Inc.	21%	19%	19%
General Electric Corp.	10%	12%	12%
     For our significant customers, we generally manufacture products in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia reportable segments. Net sales to GE, another significant customer, occur in the United States, Asia, Mexico and Europe reportable segments.
     The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	September 29,	September 30,
	2007	2006

Juniper Networks Inc.	21%	17%
General Electric Corp.	*	12%
Defense customer	14%	*

*Represents less than 10 percent of total accounts receivable
     No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balances as of September 29, 2007 and September 30, 2006.
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
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed upon testing criteria for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such non-conforming product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party other than the Company.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2007 and 2006 (in thousands):

Limited warranty liability, as of October 1, 2005	$5,135
Accruals for warranties issued during the period	2,733
Settlements (in cash or in kind) during the period	(4,839)

Limited warranty liability, as of September 30, 2006	3,029
Accruals for warranties issued during the period	2,571
Settlements (in cash or in kind) during the period	(557)

Limited warranty liability, as of September 29, 2007	$5,043

14. Quarterly Financial Data (Unaudited)
     Summarized quarterly financial data for fiscal 2007 and 2006 consisted of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$380,835	$360,175	$379,574	$425,679	$1,546,264
Gross profit	39,655	31,642	38,522	53,719	163,539
Net income	15,117	10,158	15,540	24,903	65,718

Earnings per share:
Basic	$0.33	$0.22	$0.34	$0.54	$1.42
Diluted	$0.32	$0.22	$0.33	$0.53	$1.41

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$328,306	$337,911	$397,398	$396,942	$1,460,557
Gross profit	31,275	37,041	45,504	44,881	158,700
Income before cumulative effect of change in accounting principle	13,757	18,537	25,092	43,144	100,530
Cumulative effect of change in accounting principle, net of tax	—	—	—	(505)	(505)
Net income	13,757	18,537	25,092	42,639	100,025

Earnings per share:
Basic
Income before cumulative effect of change in accounting principle	$0.31	$0.42	$0.55	$0.93	$2.23
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	(0.01)
Net income	$0.31	$0.42	$0.55	$0.92	$2.22
Diluted
Income before cumulative effect of change in accounting principle	$0.31	$0.40	$0.53	$0.92	$2.16
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.01)	(0.01)
Net income	$0.31	$0.40	$0.53	$0.91	$2.15
     The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
     In the fourth quarter of fiscal 2006, the Company reversed $17.7 million of previously recorded valuation allowance as a credit to income tax.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
     For the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 (in thousands)

		Additions
	Balance at	charged to	Additions
	beginning of	costs and	charged to		Balance at end
Descriptions	period	expenses	other accounts	Deductions	of period

Fiscal Year 2007:
Allowance for losses on accounts receivable	$1,100	$328	$—	$528	$900
(deducted from the asset to which it relates)
Valuation allowance on deferred income tax assets	$20,011	$—	$—	$14,997	$5,014
(deducted from the asset to which it relates)

Fiscal Year 2006:
Allowance for losses on accounts receivable	$3,000	$464	$—	$2,364	$1,100
(deducted from the asset to which it relates)
Valuation allowance on deferred income tax assets	$40,551	$—	$—	$20,540	$20,011
(deducted from the asset to which it relates)

Fiscal Year 2005:
Allowance for losses on accounts receivable	$2,000	$1,094	$—	$94	$3,000
(deducted from the asset to which it relates)
Valuation allowance on deferred income tax assets	$36,818	$—	$3,733	$—	$40,551
(deducted from the asset to which it relates)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	PLEXUS CORP. (Registrant)

/s/ Dean A. Foate
Dean A. Foate, President and Chief Executive Officer
November 19, 2007
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, Ginger M. Jones and Angelo M. Ninivaggi, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Stephen P. Cortinovis

Dean A. Foate, President, Chief Executive Officer and Director (Principal Executive Officer)	Stephen P. Cortinovis, Director

/s/ Ginger M. Jones	/s/ David J. Drury

Ginger M. Jones, Vice President and Chief Financial Officer (Principal Financial Officer)	David J. Drury, Director

/s/ Simon J. Painter	/s/ Peter Kelly

Simon J. Painter, Corporate Controller (Principal Accounting Officer)	Peter Kelly, Director

/s/ John L. Nussbaum	/s/ Dr. Charles M. Strother

John L. Nussbaum, Chairman and Director	Dr. Charles M. Strother, Director

/s/ Ralf R. Böer	/s/ Michael V. Schrock

Ralf R. Böer, Director	Michael V. Schrock, Director

*	Each of the above signatures is affixed as of November 19, 2007.

EXHIBIT INDEX
PLEXUS CORP.
10-K for Year Ended September 29, 2007

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith
3(i)	Restated Articles of Incorporation of Plexus Corp., as amended through March 13, 2001	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

3(ii)	Bylaws of Plexus Corp., as amended through November 15, 2007	Exhibit 3.1 to Plexus’ Report on Form 8-K dated November 15, 2007

4.1	Restated Articles of Incorporation of Plexus Corp.	Exhibit 3(i) above

4.2	(a) Amended and Restated Shareholder Rights Agreement, dated as of August 13, 1998, (as amended through November 14, 2000) between Plexus and Firstar Bank, N.A. (n/k/a US Bank, N.A.) as Rights Agent, including form of Rights Certificates	Exhibit 1 to Plexus’ Form 8-A/A filed on December 6, 2000

	(b) Agreement of Substitution and First Amendment to the Amended and Restated Shareholder Rights Agreement dated as of December 5, 2002	Exhibit 4.2 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2002

10.1	Amended and Restated Credit Agreement dated as of January 12, 2007 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 30, 2006

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994 (“1994 10-K”)

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8(c) to 1994 10-K

10.3	(a) Supplemental Executive Retirement Agreements with John Nussbaum dated as of September 19, 1996*	Exhibit 10.1 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 1996

	(b) First Amendment Agreement to	Exhibit 10.1 to Plexus’ Report on Form

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith
	Supplemental Retirement Agreement between Plexus and John Nussbaum, dated as of September 1, 1999*	10-Q for the quarter ended December 31, 2000

10.4	Amended and Restated Employment Agreement dated as of September 1, 2003 between Plexus Corp. and Dean A. Foate*	Exhibit 10.15(a) to 2003 10-K

10.5	Forms of Change of Control Agreements with*	Exhibit 10.2(a) to 2003 10-K
(a) Dean A. Foate
Ginger M. Jones
David A. Clark
Thomas J. Czajkowski
J. Robert Kronser
Angelo M. Ninivaggi
Michael T. Verstegen

	(b) Michael D. Buseman	Exhibit 10.2(b) to 2003 10-K
Steven J. Frisch
Todd P. Kelsey
Yong Jin Lim
George W.F. Setton
Simon J. Painter

10.6	Plexus Corp. 1998 Option Plan* [superceded]	Exhibit A to Plexus’ definitive proxy statement for its 1998 Annual Meeting of Shareholders

10.7(a)	Plexus Corp. 1995 Directors’ Stock Option Plan* [superceded]	Exhibit 10.10 to 1994 10-K

10.7(b)	Summary of Directors’ Compensation (11/07)*		X

10.8(a)	Plexus Corp. 2005 Equity Incentive Plan (as amended)*	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the fiscal year ended October 1, 2005 (“2005 10-K”)

10.8(b)	Forms of award agreements thereunder*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005 (“4/1/05 8-K”)

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Award with True Vesting	Exhibit 10.3 to 4/1/05 8-K

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith
	(iv) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to 4/1/05 8-K

	(v) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

10.9	(a) Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team * [superceded version]	Exhibit 10.8(b) to 2004 10-K

	(b) Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team (as amended and restated as of August 31, 2005)*	Exhibit 10.9(b) to 2005 10-K

10.10(a)	Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

10.10(b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to 2003 10-K

10.11	The following Exhibit 10.11 documents were superceded by Exhibit 10.1:

	(a) Credit Agreement dated as of October 22, 2003 among Plexus, certain Plexus subsidiaries and various lending institutions whose Administrative Agent is Harris Trust and Savings Bank	Exhibit 10.6(a) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003 (“2003 10-K”)

	(b) First Amendment and Waiver to Credit Agreement, dated as of October 31, 2003	Exhibit 10.6(b) to 2003 10-K

	(c) Second Amendment to Credit Agreement, dated as of April 29, 2004	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended June 30, 2004 (“6/30/04 10-Q”)

	(d) Third Amendment to Credit Agreement, dated as of July 13, 2004	Exhibit 10.2 to 6/30/04 10-Q

	(e) Fourth Amendment to Credit Agreement, dated as of August 5, 2004	Exhibit 10.3 to 6/30/04 10-Q

	(f) Fifth Amendment to Credit Agreement, dated as of November 8,	Exhibit 10.1 to Plexus’ Report on Form 8-K dated November 8, 2004

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith
2004

	(g) Sixth Amendment to Credit Agreement, dated as of June 30, 2005	Exhibit 10.1 to Plexus’ Report on Form 8-K dated June 30, 2005

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	Designates management compensatory plans or agreements