Form 10-Q
period 2007-12-29
PLEXUS CORP
filed 2008-02-06
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarter ended December 29, 2007
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
Yes ☑       No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     As of February 1, 2008, there were 46,490,714 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 29, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net sales	$458,251	$380,835
Cost of sales	402,697	341,180

Gross profit	55,554	39,655

Operating expenses:
Selling and administrative expenses	23,626	20,346
Restructuring costs	—	513

	23,626	20,859

Operating income	31,928	18,796

Other income (expense):
Interest expense	(735)	(925)
Interest income	2,548	2,310
Miscellaneous	(467)	(549)

Income before income taxes	33,274	19,632

Income tax expense	5,989	4,515

Net income	$27,285	$15,117

Earnings per share:
Basic	$0.59	$0.33

Diluted	$0.58	$0.32

Weighted average shares outstanding:
Basic	46,448	46,242

Diluted	47,053	46,779

Comprehensive income:
Net income	$27,285	$15,117
Foreign currency translation adjustments	387	983

Comprehensive income	$27,672	$16,100

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 29,	September 29,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$158,547	$154,109
Short-term investments	54,500	55,000
Accounts receivable, net of allowances of $900 and $900, respectively	249,064	230,826
Inventories	295,537	275,854
Deferred income taxes	12,217	12,932
Prepaid expenses and other	6,974	5,434

Total current assets	776,839	734,155

Property, plant and equipment, net	163,616	159,517
Goodwill	7,881	8,062
Deferred income taxes	2,323	2,310
Other	12,631	12,472

Total assets	$963,290	$916,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,815	$1,720
Accounts payable	245,150	237,034
Customer deposits	14,386	10,381
Accrued liabilities:
Salaries and wages	30,371	23,149
Other	27,463	34,755

Total current liabilities	319,185	307,039

Capital lease obligations, net of current portion	24,681	25,082
Other liabilities	13,863	9,372
Deferred income taxes	769	1,758

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,479 and 46,402 shares issued and outstanding, respectively	465	464
Additional paid-in capital	340,457	336,603
Retained earnings	251,871	224,586
Accumulated other comprehensive income	11,999	11,612

	604,792	573,265

Total liabilities and shareholders’ equity	$963,290	$916,516

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 29,	December 30,
	2007	2006
Cash flows from operating activities
Net income	$27,285	$15,117
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,993	6,330
Deferred income taxes	(149)	2,961
Stock based compensation expense	2,360	1,866
Changes in assets and liabilities:
Accounts receivable	(18,081)	19,855
Inventories	(19,575)	(11,758)
Prepaid expenses and other	(1,694)	(3,620)
Accounts payable	10,335	(29,290)
Customer deposits	3,993	(897)
Accrued liabilities and other	5,169	(8,324)

Cash flows provided by (used in) operating activities	16,636	(7,760)

Cash flows from investing activities
Payments for property, plant and equipment	(13,635)	(14,047)
Proceeds from sales of property, plant and equipment	44	9
Purchases of short-term investments	(39,100)	(24,350)
Sales and maturities of short-term investments	39,600	9,350

Cash flows used in investing activities	(13,091)	(29,038)

Cash flows from financing activities
Payments on debt and capital lease obligations	(309)	(215)
Proceeds from exercise of stock options	1,089	466
Income tax benefit of stock option exercises	406	3,239
Issuances of common stock under Employee Stock Purchase Plan	—	219

Cash flows provided by financing activities	1,186	3,709

Effect of foreign currency translation on cash and cash equivalents	(293)	1,049

Net increase (decrease) in cash and cash equivalents	4,438	(32,040)

Cash and cash equivalents:
Beginning of period	154,109	164,912

End of period	$158,547	$132,872

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of December 29, 2007, and the results of operations for the three months ended December 29, 2007 and December 30, 2006, and the cash flows for the same three month periods.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three months ended December 29, 2007 and December 30, 2006, each included 91 days.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	December 29,	September 29,
	2007	2007
Raw materials	$212,752	$194,596
Work-in-process	32,947	32,068
Finished goods	49,838	49,190

	$295,537	$275,854

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	December 29,	September 29,
	2007	2007
Land, buildings and improvements	$97,781	$96,366
Machinery and equipment	179,032	171,392
Computer hardware and software	68,447	67,405
Construction in progress	10,397	10,696

	355,657	345,859
Less: accumulated depreciation and amortization	192,041	186,342

	$163,616	$159,517

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On January 12, 2007, the Company entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of December 29, 2007, there were no borrowings under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth, all as defined in the Amended Credit Facility. Interest on borrowing varies depending upon the Company’s then-current total leverage ratio and begins at a defined base rate, or LIBOR plus 1.0 percent. Rates would increase upon unfavorable changes in specified Company financial metrics. The Company is also required to pay an annual commitment fee on the unused credit commitment which depends on its leverage ratio; the current fee is 0.25 percent. Origination fees and expenses associated with the Amended Credit Facility totaled approximately $0.3 million and have been deferred. These origination fees and expenses are amortized over the five year term of the Amended Credit Facility.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchase of shares to the extent that the Company is in compliance with the financial covenants therein. These covenants require that there be no event of default existing at the time of, or is caused by, the dividend payment or the share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses totaled approximately $0.1 million and $0.3 million for the three months ended December 29, 2007 and December 30, 2006, respectively.
NOTE 5 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 29,	December 30,
	2007	2006
Basic and Diluted Earnings Per Share:
Net income	$27,285	$15,117

Basic weighted average common shares outstanding	46,448	46,242
Dilutive effect of stock options	605	537

Diluted weighted average shares outstanding	47,053	46,779

Earnings per share:
Basic	$0.59	$0.33

Diluted	$0.58	$0.32

     For the three months ended December 29, 2007 and December 30, 2006, stock-based awards to purchase approximately 1.5 million and 1.6 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.

NOTE 6 — STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $2.4 million and $1.9 million of compensation expense associated with stock-based awards for the three months ended December 29, 2007 and December 30, 2006, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 7 – INCOME TAXES
     Income taxes for the three months ended December 29, 2007 and December 30, 2006 were $6.0 million and $4.5 million, respectively. The effective tax rates for the three months ended December 29, 2007 and December 30, 2006 were 18 percent and 23 percent, respectively. The decrease in the effective tax rate for current year period compared to the prior year period was because the proportion of the Company’s projected fiscal 2008 pre-tax income increased in Malaysia and China, where the Company benefits from tax holidays, when compared to fiscal 2007 pre-tax income.
     In June 2006, the Financial Accounting Standards Board (the “FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective at the beginning of fiscal 2008, September 30, 2007, the Company adopted FIN 48. Upon adoption, the Company recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in valuation allowance of approximately $0.8 million, which resulted in no cumulative effect adjustment to retained earnings. As of September 30, 2007, the total amount of unrecognized income tax benefits was approximately $4.6 million. Of this amount, approximately $3.8 million would reduce the Company’s effective tax rate if recognized.
     In addition, the Company has reclassified the amounts that it has recorded for uncertain tax benefits in the Condensed Consolidated Balance Sheet as other non-current liabilities to the extent that payment is not anticipated within one year. Prior year financial statements have not been reclassified.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption, total accrued penalties and net accrued interest with respect to income taxes was approximately $0.1 million.
     It is reasonably possible that a number of insignificant uncertain tax positions related to state tax positions may be settled. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
     Upon adoption, the Company had tax years from fiscal 2004 and forward open and subject to examination by the IRS. For the major state tax jurisdictions, the Company has fiscal 2001 and forward open and subject to examination.
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
     The changes in the carrying amount of goodwill for fiscal 2007 and for the three months ended December 29, 2007 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 30, 2006	$7,400
Foreign currency translation adjustment	662

Balance as of September 29, 2007	8,062
Foreign currency translation adjustment	(181)

Balance as of December 29, 2007	$7,881

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
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, other income (loss), and income taxes. Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.
     Information about the Company’s four reportable segments for the three months ended December 29, 2007 and December 30, 2006 were as follows (in thousands):

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net sales:

United States	$334,354	$264,244
Asia	115,354	99,251
Europe	18,287	20,508
Mexico	16,078	21,894
Elimination of inter-segment sales	(25,822)	(25,062)

	$458,251	$380,835

	Three Months Ended
	December 29,	December 30,
	2007	2006
Depreciation and amortization:

United States	$2,201	$2,405
Asia	2,800	1,756
Europe	210	186
Mexico	450	504
Corporate	1,332	1,479

	$6,993	$6,330

Operating income (loss):

United States	$37,498	$22,788
Asia	11,701	9,952
Europe	2,024	1,156
Mexico	(395)	(1,372)
Corporate and other costs	(18,900)	(13,728)

	$31,928	$18,796

Capital expenditures:

United States	$4,712	$1,192
Asia	8,004	11,698
Europe	314	62
Mexico	25	732
Corporate	580	363

	$13,635	$14,047

	December 29,	September 29,
	2007	2007
Total assets:

United States	$410,287	$381,947
Asia	229,175	224,135
Europe	95,044	94,814
Mexico	33,729	28,340
Corporate	195,055	187,280

	$963,290	$916,516

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	December 29,	December 30,
	2007	2006
Net sales:

United States	$334,354	$264,244
Malaysia	96,919	83,879
China	18,435	15,372
United Kingdom	18,287	20,508
Mexico	16,078	21,894
Elimination of inter-segment sales	(25,822)	(25,062)

	$458,251	$380,835

	December 29,	September 29,
	2007	2007
Long-lived assets:

United States	$34,263	$31,687
Malaysia	63,803	61,576
China	7,291	6,622
United Kingdom	16,116	16,290
Mexico	5,625	6,059
Corporate	44,399	45,345

	$171,497	$167,579

     Long-lived assets as of December 29, 2007 and September 29, 2007 exclude other long-term assets totaling $15.0 million and $14.8 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the Corporate and other costs section in the above operating income (loss) table. For the three months ended December 29, 2007, the Company did not incur any restructuring costs.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006
Juniper Networks Inc.	19%	19%
Defense customer	12%	*
General Electric Corp.	*	13%

*	Represents less than 10 percent of total net sales
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
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon specifications for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party or cause other than the Company.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2007 and for the three months ended December 29, 2007 (in thousands):

Limited warranty liability, as of September 30, 2006	$3,029
Accruals for warranties issued during the period	2,571
Settlements (in cash or in kind) during the period	(557)

Limited warranty liability, as of September 29, 2007	5,043
Accruals for warranties issued during the period	307
Settlements (in cash or in kind) during the period	(412)

Limited warranty liability, as of December 29, 2007	$4,938

NOTE 11 – CONTINGENCIES
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendents: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006.
     The Company believes the allegations in the consolidated complaint are without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12 — RESTRUCTURING COSTS
     Fiscal 2008 restructuring costs: For the three months ended December 29, 2007, the Company did not incur any restructuring costs.
     Fiscal 2007 restructuring costs: For the three months ended December 30, 2006, the Company incurred pre-tax restructuring costs of $0.5 million related to the closure of its Maldon, England facility. The facility ceased production on December 12, 2006, which resulted in severance and retention costs of approximately $0.5 million related to approximately 75 employees. On January 31, 2007, the Company sold the Maldon facility to a third party for approximately $4.5 million. The Company recorded a minimal gain in the second quarter of fiscal 2007 related to the sale.
     The table below summarizes the Company’s accrued restructuring liabilities as of December 29, 2007 (in thousands):

Employee
Termination and
Severance Costs
Accrued balance, September 29, 2007	$989
Restructuring costs	—
Amounts utilized	(848)

Accrued balance, December 29, 2007	$141

     We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its consolidated results of operations, financial position and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effective date for SFAS No. 157 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated results of operations, financial position and cash flows.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar words and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders in the defense market sector and the uncertainty of defense appropriations and spending

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers and maintain our current customer base

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our expansions in Asia

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	the effect of general economic conditions and world events (such as increases in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below, in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
     The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section in Item 1A located in Part II – Other Information.
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we offer our customers the ability to outsource any stages of the product realization process, including: design and product development; prototyping and new product introduction; optimal supply chain design, materials sourcing, procurement and inventory management; product assembly, configuration and testing; order fulfillment and logistics; and service and repair. Other than certain test equipment and software used for internal manufacturing, we do not design or manufacture our own proprietary products.
     We provide most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. We provide some services on a consignment basis, which means that the customer supplies the necessary materials, and we provide the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to assembly, configuration and order fulfillment, and involve greater resource investments than consignment services.
     We are increasingly providing order fulfillment and logistics services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end customer. We then build, configure and test the final product and deliver it directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through assembly and order fulfillment.
     Our customers include both industry-leading original equipment manufacturers (“OEMs”) and other technology companies that have never manufactured products internally. Plexus’ sales and marketing focus is on the networking/wireline, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. Within these market sectors, Plexus specializes in customer products and programs that typically have a higher-mix of assemblies or configurations, that are typically produced in mid- to low volumes (such as network routers, ultrasound devices, and semiconductor test equipment, as opposed to high-volume products such as consumer devices, handsets or computers), and often have stringent quality, regulatory and reliability requirements.
     As a result, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure and the expansion of networks and use of the Internet. In addition, regulatory approval of new medical devices, defense procurement practices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEMs.
EXECUTIVE SUMMARY
     Net sales for the three months ended December 29, 2007 increased by $77.5 million, or 20.3 percent, over the three months ended December 30, 2006 to $458.3 million. The net sales growth in the current year period was driven by increased demand from several existing customers, with particularly strong demand from an unnamed defense customer and Juniper Networks, Inc. (“Juniper”) as well as the addition of net sales from several new customers.
     Gross margins were 12.1 percent for the three months ended December 29, 2007, which compared favorably to 10.4 percent for the three months ended December 30, 2006. Gross margins in the current year period benefited from operating leverage gained on our net sales growth from the customers noted above and changes in customer mix, along with only moderate increases in fixed manufacturing costs.
     Selling and administrative expenses for the three months ended December 29, 2007 were $23.6 million, an increase of $3.3 million or 16.1 percent increase over the three months ended December 30, 2006. The current year period had increased salaries and benefits, reflecting additional headcount, annual wage increases, and additional compensation expense for variable incentive and stock-based compensation.
     Net income for the three months ended December 29, 2007 increased to $27.3 million from $15.1 million for the three months ended December 30, 2006, and diluted earnings per share increased to $0.58 in the current year period from $0.32 in the prior year period. Net income benefitted from a lower effective tax rate in the current year period. The effective tax rate in the current year period was 18 percent versus a 23 percent effective tax rate in the prior year period. The decrease in the effective tax rate from the prior year period was because the proportion of our projected fiscal 2008 pre-tax income increased in Malaysia and China when compared to fiscal 2007 pre-tax income. We currently benefit from tax holidays in Malaysia and China.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 18 percent, which is 3 percent higher than we originally anticipated due to an increase in expected U.S. pre-tax income for fiscal 2008.

     Reportable Segments. A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	December 29,	December 30,	Dollar	Percentage
	2007	2006	Variance	Variance
Net sales:

United States	$334.4	$264.2	$70.2	26.5%
Asia	115.3	99.3	16.0	16.2%
Europe	18.3	20.5	(2.2)	(10.8)%
Mexico	16.1	21.9	(5.8)	(26.6)%
Elimination of inter-segment sales	(25.8)	(25.1)	(0.7)	(0.3)%

	$458.3	$380.8	$77.5

	Three Months Ended
	December 29,	December 30,	Dollar	Percentage
	2007	2006	Variance	Variance
Operating income (loss):

United States	$37.5	$22.8	$14.7	64.6%
Asia	11.7	9.9	1.8	17.6%
Europe	2.0	1.2	0.8	75.1%
Mexico	(0.4)	(1.4)	1.0	71.2%
Corporate and other costs	(18.9)	(13.7)	(5.2)	(38.0)%

	$31.9	$18.8	$13.1

•	United States: Net sales growth reflected increased demand with several customers, including our unnamed defense customer, Juniper and another wireline/networking customer as well as the addition of a new wireline/networking customer. Our net sales to an unnamed defense customer increased $52.3 million over the prior year period and were approximately $56 million in the current year period. In addition, net sales to our largest customer, Juniper, increased by 27 percent over the prior year period. Operating income improved primarily as a result of higher revenues from the customers noted above and operational efficiencies.
•	Asia: Net sales growth reflected increased net sales to several customers with the most significant customer growth coming from one customer in the medical sector. Operating income improved as a result of the net sales growth.
•	Europe: Net sales decreased due primarily to a customer program in the defense/security/aerospace sector going end-of-life. Operating income increased primarily due to reduced fixed manufacturing costs associated with the closure of the Maldon, England facility in fiscal 2007 and the recognition of $0.3 million of revenue related to the cash collection and subsequent shipment of previously written-down inventories.
•	Mexico: Net sales decrease was primarily driven by a wireline/networking customer program and an industrial/commercial customer program going end-of-life. Operating loss decreased primarily due to the recognition of revenue related to the shipping of approximately $1.0 million of previously written-down inventories.
     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to our significant unnamed defense customer occur all in the United

States. Net sales to GE, a significant customer in prior periods, occur in the United States, Europe, Asia, and Mexico. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
     Fiscal 2008 outlook. Our financial goal for the current fiscal year is for continued profitable organic growth in net sales. We have disclosed a net sales growth target for fiscal 2008 of approximately 15 percent to 18 percent over fiscal 2007. Our performance in the first quarter of fiscal 2008 suggests that the near-term objective is achievable, yet we are mindful of the growing economic uncertainty that could derail end-market demand and impact actual results. With this in mind and based on our current customer indications of expected demand, we currently expect second quarter of fiscal 2008 net sales to be in the range of $440 million to $460 million; however, results will ultimately depend upon the actual level of customer orders and production. It is important to note that the forecasted net sales in the second quarter of fiscal 2008 include significantly reduced demand from our significant unnamed defense customer. We currently anticipate net sales of approximately $28 million in the second quarter for this program. Quarters with a large concentration of orders from this program tend to reflect a positive impact on gross margins, which is reflected in the EPS guidance below. There are currently no significant follow-on orders for that unnamed defense customer past the second quarter of fiscal 2008. Assuming that net sales are in the range of $440 million to $460 million, we would currently expect to earn between $0.46 to $0.51 per diluted share in the second quarter of fiscal 2008, excluding any restructuring or asset impairment costs.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 29,	December 30,
	2007	2006	Increase
Net Sales	$458.3	$380.8	$77.5	20.3%
     Our net sales increase of 20.3 percent reflected increased demand in all sectors except the medical sector. Demand from our two largest customers, an unnamed defense customer and Juniper, was particularly strong in the current year period. Net sales to our unnamed defense customer increased $52.3 million over the prior year period. However, we currently expect demand with this customer to drop to $28 million in the second quarter of fiscal 2008. As a result, future net sales in the defense/security/aerospace sector will vary significantly. Net sales to Juniper increased 23 percent over the prior year period. Net sales in the medical sector were unfavorably impacted by a significant decline in demand from GE.
     Our net sales by market sector for the indicated periods were as follows:

	Three months ended
	December 29,	December 30,
	2007	2006
Market Sector
Wireline/Networking	38%	42%
Wireless Infrastructure	9%	9%
Medical	21%	27%
Industrial/Commercial	15%	16%
Defense/Security/Aerospace	17%	6%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the three months ended December 29, 2007 and December 30, 2006 were as follows:

	Three months ended
	December 29,	December 30,
	2007	2006
Juniper	19%	19%
Defense customer	12%	*
GE	*	13%
Top 10 customers	63%	60%

*	Represents less than 10 percent of total net sales
     Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 29,	December 30,
	2007	2006	Increase
Gross Profit	$55.6	$39.7	$15.9	40.1%
Gross Margin	12.1%	10.4%
     For the three months ended December 29, 2007, gross profit and gross margin were affected by the following factors:
•	increased net sales in the U.S. and Asian reportable segments, along with favorable changes in customer mix, including the large defense program discussed above, which helped to improve operating efficiencies
•	recognition of $1.3 million of net sales in the Mexican and European reportable segments associated with the shipments of previously written-down inventories and
•	a moderate increase of fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits as a result of additional employees to support net sales growth.
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
     Design work performed by the Company is not the proprietary property of Plexus and all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.

     Selling and administrative expenses. Selling and administrative expenses (S&A) for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 29,	December 30,
	2007	2006	Increase
S&A	$23.6	$20.3	$3.3	16.1%
Percent of net sales	5.2%	5.3%
     For the three months ended December 29, 2007, the dollar increase in S&A was due primarily to increased salaries and benefits of approximately $2.4 million, which reflects additional employees, annual wage increases and increased compensation costs related to variable incentive and stock-based compensation. Also, during the current year period, we experienced increased costs associated with legal and outside professional services. The percentage decrease in S&A was driven by the increased net sales in the current year period.
     Restructuring Actions. During the three months ended December 29, 2007, we did not incur any restructuring charges. During the three months ended December 30, 2006, we incurred $0.5 million of restructuring costs associated with the closure of our Maldon facility in the United Kingdom.
     As of December 29, 2007, we have a remaining restructuring liability of approximately $0.1 million, which is expected to be paid within the next twelve months. See Note 12 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	December 29,	December 30,
	2007	2006
Income tax expense	$6.0	$4.5
Effective tax rate	18%	23%
     The decrease in the effective tax rate for the three months ended December 29, 2007 compared to the three months ended December 30, 2006 was because the proportion of our projected fiscal 2008 pre-tax income increased in Malaysia and China when compared to fiscal 2007 pre-tax income. We currently benefit from tax holidays in Malaysia and China.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 18 percent, which is 3 percent higher than we originally anticipated due to an increase in expected U.S. pre-tax income for fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $16.6 million for the three months ended December 29, 2007, compared to cash flows used in operating activities of $7.8 million for the three months ended December 30, 2006. During the three months ended December 29, 2007, cash flows provided by operating activities were primarily generated by increased earnings (after adjusting for the non-cash effects of depreciation and amortization expense and stock-based compensation) and increased accounts payable. These positive cash flow effects were offset, in part, by increased accounts receivable and inventories.
     As of December 29, 2007, days sales outstanding for the current year period in accounts receivable were 49 days which compared favorably to the 54 days sales outstanding for fiscal 2007.

     Our inventory turns improved to 5.6 turns for the three months ended December 29, 2007 from 5.5 turns for fiscal 2007. Inventories increased $19.7 million during the three months ended December 29, 2007 primarily as a result of anticipated net sales growth in fiscal 2008.
     Investing Activities. Cash flows used in investing activities totaled $13.1 million for the three months ended December 29, 2007 and were for additions to property, plant and equipment, primarily in Asia as we continue to expand in that region. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our first quarter of fiscal 2008 capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2008 to be in the range of $45 million to $50 million, of which $13.6 million of expenditures were made during the first quarter of fiscal 2008.
     Financing Activities.  Cash flows provided by financing activities totaled $1.2 million for the three months ended December 29, 2007, which primarily represented proceeds from exercises of stock options.
     On January 12, 2007, we entered into an amended and restated revolving credit facility (the “Amended Credit Facility”) with a group of banks which allows us to borrow up to $100 million. The Amended Credit Facility is unsecured and replaces the previous secured revolving credit facility (“Secured Credit Facility”). The Amended Credit Facility may be increased by an additional $100 million if there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on January 12, 2012. Borrowings under the Amended Credit Facility may be either through revolving or swing loans or letter of credit obligations. As of December 29, 2007, there were no borrowings under the Amended Credit Facility.
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
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and leasing capabilities should be sufficient to meet our working capital and fixed capital requirements, as noted above, through fiscal 2008; other borrowing arrangements may be needed in the event of other initiatives. Although our net sales growth anticipated for the remainder of fiscal 2008 will increase our working capital needs, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. As our financing needs increase, we may need to arrange additional debt or equity financing. We therefore evaluate and consider from time to time various financing alternatives to supplement our capital resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have a common stock buyback program that currently permits us to acquire up to 6 million shares of our common stock for an amount up to $25 million. To date, no shares have been repurchased under this program. We are considering whether to update our common stock buyback program to increase the number of shares and/or the amount of funds to be utilized if we were to repurchase shares. Any increase to the common stock buyback program would require approval by the Company’s Board of Directors.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 29, 2007 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	thereafter
Current Portion of Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	40.3	3.2	8.0	8.4	20.7
Operating Lease Obligations	43.6	7.3	14.5	9.4	12.4
Purchase Obligations (1)	243.8	241.1	2.7	—	—
Other Long-Term Liabilities on the Balance Sheet (2)	8.2	0.6	1.5	1.0	5.1
Other Long-Term Liabilities not on the Balance Sheet (3)	2.2	0.6	1.6	—	—

Total Contractual Cash Obligations	$338.1	$252.8	$28.3	$18.8	$38.2

(1) - As of December 29, 2007, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(2) - As of December 29, 2007, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” We have excluded, from the above table, the impact of approximately $4.4 million as of December 29, 2007 related to unrecognized income tax benefits, due to the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

(3) - As of December 29, 2007, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2007 Report on Form 10-K. During the first quarter of fiscal 2008, there were no material changes to these policies. Our more critical accounting policies are as follows:
     Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December, 2001, we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.

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
     Revenue – Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed and determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of December 29, 2007, we had no foreign currency contracts outstanding.

     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	December 29,	December 30,
	2007	2006
Net Sales	4%	6%
Total Costs	10%	11%
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
     Our only material interest rate risk is associated with our secured credit facility for which we currently have no borrowings. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in the first quarter of fiscal 2008 and fiscal 2007, respectively.

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
     Changes in Internal Control Over Financial Reporting:  During the first quarter of fiscal 2008, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a- 15(f) and 13d- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006.
     The Company believes the allegations in the consolidated complaint are without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.
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
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 63 percent and 60 percent of our net sales for the three months ended December 29, 2007 and December 30, 2006, respectively. For the three months ended December 29, 2007, there were two customers which represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     Expansion can inherently include additional costs and start-up inefficiencies. We are currently contemplating possible expansion of our operations to other countries. In fiscal 2007, we expanded our operations in Asia, including the recent addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth, or the anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
     We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 33 percent of our revenues in the quarter ended December 29, 2007. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
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
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 12 years and 6 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws which took effect on January 1, 2008. These new laws do not impact our tax rates in fiscal 2008, but may result in higher tax rates on our operations in those countries in future periods.
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
     Medical – Our net sales to the medical sector, which represented approximately 21 percent of our net sales for the first quarter of fiscal 2008, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our net sales.
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
     While those arrangements may result in a significant amount of net sales in a short period of time as happened in the first quarter of fiscal 2008, and that we currently anticipate occurring to a lesser extent in the second quarter of fiscal 2008, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our manufacturing sites. As of December 29, 2007, facilities representing approximately 97 percent of our net sales are currently managed on the common ERP platform. In October 2007, we added our final manufacturing site to the common ERP platform. We plan to extend the common ERP platform to the engineering entities over the next year; however, the conversion timetable for the remaining Plexus entities and project scope are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.
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
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. The two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. We could be subject to additional or related lawsuits or other inquiries in connection with this matter. The defense of these lawsuits could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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
     During fiscal 2007, our Chief Operating Officer passed away after an extended illness. Also in fiscal 2007, our Chief Financial Officer retired, consistent with a previously established succession plan for this position, and we designated several new executive officers. In January 2008, our Chief Technology and Strategy Officer began a long-term disability leave. From time to time, there also are other changes and developments affecting our executive officers and other key employees. Transitions of responsibilities among officers and key employees inherently can cause disruptions to our business and operations, which could have an effect on our results.
Energy price increases may reduce our profits.
     We use some components made with petroleum-based materials. In addition, we use various energy sources transporting, producing and distributing products. Energy prices have recently been subject to increases and volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events, and changes in governmental programs.
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
     Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new credit facilities or a combination of these methods.
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
     In addition, the stock market in general, and share prices for technology companies in particular, have from time to time experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results. Our stock price and the stock price of many other technology companies remain below their peaks.
     Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of shares by the Company during the first quarter of fiscal 2008.
     Plexus has a common stock buyback program that permits it to acquire up to 6 million shares of its common stock for an amount up to $25 million. To date, no shares have been repurchased under this program. Plexus is considering updating its common stock buyback program to increase the number of shares and/or the amount of funds to be utilized if it were to repurchase shares.
ITEM 6. Exhibits
10.1	Form of Plexus Corp. Long-Term Cash Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2/6/08	/s/ Dean A. Foate

Date	Dean A. Foate
President and Chief Executive Officer

2/6/08	/s/ Ginger M. Jones

Date	Ginger M. Jones
Vice President and
Chief Financial Officer