Form 10-Q
period 2008-03-29
PLEXUS CORP
filed 2008-05-08
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter ended March 29, 2008
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of May 2, 2008, there were 42,401,327 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 29, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales	$451,049	$360,175	$909,300	$741,010
Cost of sales	399,497	328,533	802,194	669,713

Gross profit	51,552	31,642	107,106	71,297

Operating expenses:
Selling and administrative expenses	23,989	20,572	47,615	40,918
Restructuring costs	—	419	—	932

	23,989	20,991	47,615	41,850

Operating income	27,563	10,651	59,491	29,447

Other income (expense):
Interest expense	(723)	(761)	(1,458)	(1,686)
Interest income	1,991	2,153	4,538	4,464
Miscellaneous	(362)	(82)	(827)	(631)

Income before income taxes	28,469	11,961	61,744	31,594

Income tax expense	6,359	1,803	12,349	6,319

Net income	$22,110	$10,158	$49,395	$25,275

Earnings per share:
Basic	$0.48	$0.22	$1.07	$0.55

Diluted	$0.48	$0.22	$1.06	$0.54

Weighted average shares outstanding:
Basic	45,611	46,296	46,030	46,269

Diluted	46,030	46,601	46,546	46,698

Comprehensive income:
Net income	$22,110	$10,158	$49,395	$25,275
Foreign currency translation adjustments	1,307	220	1,694	1,203

Comprehensive income	$23,417	$10,378	$51,089	$26,478

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 29,	September 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$144,165	$154,109
Short-term investments	—	55,000
Accounts receivable, net of allowance of $1,000 and $900, respectively	228,813	230,826
Inventories	312,957	275,854
Deferred income taxes	12,771	12,932
Prepaid expenses and other	7,112	5,434

Total current assets	705,818	734,155

Property, plant and equipment, net	168,770	159,517
Goodwill	7,886	8,062
Deferred income taxes	2,352	2,310
Other	15,985	12,472

Total assets	$900,811	$916,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,581	$1,720
Accounts payable	254,349	237,034
Customer deposits	16,357	10,381
Accrued liabilities:
Salaries and wages	32,110	23,149
Other	26,783	34,755

Total current liabilities	331,180	307,039

Capital lease obligations, net of current portion	24,456	25,082
Other liabilities	12,867	9,372
Deferred income taxes	1,144	1,758

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,524 and 46,402 shares issued, respectively, and 43,630 and 46,402 shares outstanding, respectively	465	464
Additional paid-in capital	311,117	336,603
Common stock held in treasury, at cost, 2,894 shares and 0 shares, respectively	(67,705)	—
Retained earnings	273,981	224,586
Accumulated other comprehensive income	13,306	11,612

	531,164	573,265

Total liabilities and shareholders’ equity	$900,811	$916,516

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities
Net income	$49,395	$25,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,094	12,837
Gain on sale of property, plant and equipment	(107)	(410)
Deferred income taxes	302	3,954
Stock based compensation expense	4,567	3,204
Changes in assets and liabilities:
Accounts receivable	2,626	16,028
Inventories	(36,469)	(19,080)
Prepaid expenses and other	(3,168)	(2,699)
Accounts payable	17,156	(24,332)
Customer deposits	5,871	930
Accrued liabilities and other	4,951	(14,763)

Cash flows provided by operating activities	59,218	944

Cash flows from investing activities
Purchases of short-term investments	(53,400)	(42,550)
Sales and maturities of short-term investments	106,400	27,550
Payments for property, plant and equipment	(23,902)	(30,057)
Proceeds from sales of property, plant and equipment	228	4,418

Cash flows provided by (used in) investing activities	29,326	(40,639)

Cash flows from financing activities
Purchases of common stock	(100,000)	—
Payments on debt and capital lease obligations	(960)	(781)
Proceeds from exercises of stock options	1,520	872
Income tax benefit of stock option exercises	547	5,683
Issuances of common stock under Employee Stock Purchase Plan	177	219

Cash flows (used in) provided by financing activities	(98,716)	5,993

Effect of foreign currency translation on cash and cash equivalents	228	1,496

Net decrease in cash and cash equivalents	(9,944)	(32,206)

Cash and cash equivalents:
Beginning of period	154,109	164,912

End of period	$144,165	$132,706

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007
Unaudited
NOTE 1 – BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of March 29, 2008, and the results of operations for the three and six months ended March 29, 2008 and March 31, 2007, and the cash flows for the same six-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three and six months ended March 29, 2008 and March 31, 2007 each included 91 days and 182 days, respectively.
NOTE 2 – INVENTORIES
     The major classes of inventories are as follows (in thousands):

	March 29,	September 29,
	2008	2007
Raw materials	$226,333	$194,596
Work-in-process	34,978	32,068
Finished goods	51,646	49,190

	$312,957	$275,854

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	March 29,	September 29,
	2008	2007
Land, buildings and improvements	$102,299	$96,366
Machinery and equipment	184,271	171,392
Computer hardware and software	69,069	67,405
Construction in progress	9,519	10,696

	365,158	345,859
Less: accumulated depreciation and amortization	196,388	186,342

	$168,770	$159,517

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (“the accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of May 6, 2008, the Company has term loan borrowings of $150 million outstanding and no revolving borrowings under the Amended Credit Facility.
     The Amended Credit Facility amends and restates the Company’s revolving credit facility (“Revolving Credit Facility”) with a group of banks that allowed the Company to borrow up to $200 million of which $100 million was committed. The Revolving Credit Facility was due to expire on January 12, 2012 and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Amended Credit Facility. As of March 29, 2008, there were no borrowings under the Revolving Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of April 4, 2008, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25 percent. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares to the extent that the Company is in compliance with the financial covenants therein. These covenants require that there be no event of default existing at the time of, or caused by, the dividend payment or the share repurchases.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Revolving Credit Agreement totaled approximately $0.1 million and $0.2 million for the three and six months ended March 29, 2008, respectively, and $0.1 million and $0.4 million for the three and six months ended March 31, 2007, respectively.
NOTE 5 – EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Basic and Diluted Earnings Per Share:
Net income	$22,110	$10,158	$49,395	$25,275

Basic weighted average common shares outstanding	45,611	46,296	46,030	46,269
Dilutive effect of stock options	419	305	516	429

Diluted weighted average shares outstanding	46,030	46,601	46,546	46,698

Earnings per share:
Basic	$0.48	$0.22	$1.07	$0.55

Diluted	$0.48	$0.22	$1.06	$0.54

     For the three and six months ended March 29, 2008, stock options to purchase approximately 2.1 million shares and 1.7 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.

     For both the three and six months ended March 31, 2007, stock options to purchase approximately 1.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 6 – STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $2.2 million and $4.6 million of compensation expense associated with stock-based awards for the three and six months ended March 29, 2008, respectively, and $1.3 million and $3.2 million for the three and six months ended March 31, 2007, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 7 – SHAREHOLDER’S EQUITY
     On February 25, 2008, the Company announced approval by its Board of Directors of a new share repurchase program authorizing the Company to repurchase up to $200 million of common stock. The new repurchase authorization replaced the Company’s existing authorization to repurchase up to $25 million in common stock.
     Also on February 25, 2008, the Company entered into two accelerated stock repurchase (“ASR”) agreements with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $100 million of its common stock. On February 26, 2008, the Company paid $100 million to Morgan Stanley in exchange for a variable number of shares over a variable period of time. On February 26, 2008, Morgan Stanley delivered 2,193,944 shares of common stock to the Company at a volume-weighted average price of $22.79 per share. On March 18, 2008, the Company received an additional 699,870 shares of common stock from Morgan Stanley at a volume-weighted average price of $25.2969. As of March 29, 2008, the Company had repurchased an aggregate of 2,893,814 shares of common stock which have been classified as treasury shares, at cost.
     The final total number of shares to be repurchased under the ASR agreements was based generally on the volume-weighted average price of the Company’s common stock during the term of the agreements. Purchases under one of the ASR agreements were subject to collar provisions that established minimum and maximum numbers of shares based on the average price at which Morgan Stanley purchases shares over an initial hedge period to establish its hedge position. Under the collared ASR agreement, the Company’s common stock repurchases totaled $50 million. The remaining $50 million of share repurchases under the ASR program were not subject to collar provisions. On April 24, 2008, the Company completed its ASR program with a total of 3.8 million shares at a volume-weighted average price of $26.51.
     In addition to the accelerated repurchases, the Company intends to effect the remaining $100 million of authorized share repurchases in the open market and expects to complete these repurchases by the end of calendar 2008, although the Company does not have a firm schedule or commitment for repurchasing additional shares.
NOTE 8 – INCOME TAXES
     Income taxes for the three and six months ended March 29, 2008 were $6.4 million and $12.3 million, respectively. The effective tax rates for the three and six months ended March 29, 2008 were 22 percent and 20 percent, respectively. Income taxes for the three and six months ended March 31, 2007 were $1.8 million and $6.3 million, respectively. The effective tax rates for the three and six months ended March 31, 2007 were 15 percent and 20 percent, respectively. The changes in the effective tax rates for the current-year periods compared to the prior-year periods were because of changes in the proportion of the Company’s projected fiscal 2008 pre-tax income which decreased in Malaysia and China, where the Company benefits from tax holidays.
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
     In addition, the Company has reclassified the amounts that it has recorded for uncertain tax benefits in the Condensed Consolidated Balance Sheet as other non-current liabilities to the extent that payment is not anticipated within one year. Prior-year financial statements have not been reclassified.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption, total accrued penalties and net accrued interest with respect to income taxes was approximately $0.1 million and has not changed materially subsequent to adoption.
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
     As of March 29, 2008, there were no material changes to the FIN 48 liability, including interest and penalties.
NOTE 9 – GOODWILL
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
     The changes in the carrying amount of goodwill for fiscal 2007 and for the six months ended March 29, 2008 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 30, 2006	$7,400
Foreign currency translation adjustment	662

Balance as of September 29, 2007	8,062
Foreign currency translation adjustment	(176)

Balance as of March 29, 2008	$7,886

NOTE 10 – BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
     The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, classes of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling, general and administrative expenses, but excludes corporate and other costs, interest expense, other income (loss), and income tax expense. Corporate and other costs primarily represent corporate selling, general and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
     Information about the Company’s four reportable segments for the three and six months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales:
United States	$317,634	$240,466	$651,988	$504,710
Asia	129,658	107,929	245,012	207,180
Europe	18,036	15,232	36,323	35,740
Mexico	17,159	20,974	33,237	42,868
Elimination of inter-segment sales	(31,438)	(24,426)	(57,260)	(49,488)

	$451,049	$360,175	$909,300	$741,010

Depreciation and amortization:
United States	$2,181	$2,426	$4,382	$4,831
Asia	2,982	1,993	5,782	3,749
Europe	209	184	419	370
Mexico	450	508	900	1,012
Corporate	1,279	1,395	2,611	2,875

	$7,101	$6,506	$14,094	$12,837

Operating income (loss):
United States	$30,142	$12,262	$67,640	$35,050
Asia	13,680	11,338	25,381	21,290
Europe	2,131	264	4,155	1,420
Mexico	(710)	(1,774)	(1,105)	(3,146)
Corporate and other costs	(17,680)	(11,439)	(36,580)	(25,167)

	$27,563	$10,651	$59,491	$29,447

Capital expenditures:
United States	$4,078	$1,857	$8,790	$3,049
Asia	5,121	8,356	13,125	20,054
Europe	104	348	418	410
Mexico	83	4,268	108	5,000
Corporate	881	1,181	1,461	1,544

	$10,267	$16,010	$23,902	$30,057

	March 29,	September 29,
	2008	2007
Total assets:
United States	$389,468	$381,947
Asia	258,630	224,135
Europe	101,120	94,814
Mexico	38,900	28,340
Corporate	112,693	187,280

	$900,811	$916,516

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales:
United States	$317,634	$240,466	$651,988	$504,710
Malaysia	110,692	92,456	207,611	176,335
China	18,966	15,473	37,401	30,845
United Kingdom	18,036	15,232	36,323	35,740
Mexico	17,159	20,974	33,237	42,868
Elimination of inter-segment sales	(31,438)	(24,426)	(57,260)	(49,488)

	$451,049	$360,175	$909,300	$741,010

	March 29,	September 29,
	2008	2007
Long-lived assets:
United States	$34,749	$31,687
Malaysia	67,671	61,576
China	8,362	6,059
United Kingdom	16,530	16,290
Mexico	5,232	6,622
Corporate	44,112	45,345

	$176,656	$167,579

     Long-lived assets as of March 29, 2008 and September 29, 2007 exclude other long-term assets and deferred income tax assets totaling $18.3 million and $14.8 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the “Corporate and other costs” section in the Operating income (loss) table above. For the three and six months ended March 29, 2008, the Company did not incur any restructuring costs.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Juniper Networks, Inc.	20%	19%	19%	19%
General Electric Corp.	*	10%	*	12%

*	Represents less than 10 percent of total net sales
     No other customers accounted for 10 percent or more of net sales in either of the periods in either fiscal 2008 or 2007.

NOTE 11 – GUARANTEES
     The Company offers certain indemnifications under its customer agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain of the agreements have extended broader indemnification rights, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs, or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2007 and for the six months ended March 29, 2008 (in thousands):

Limited warranty liability, as of September 30, 2006	$3,029
Accruals for warranties issued during the period	2,571
Settlements (in cash or in kind) during the period	(557)

Limited warranty liability, as of September 29, 2007	5,043
Accruals for warranties issued during the period	506
Settlements (in cash or in kind) during the period	(432)

Limited warranty liability, as of March 29, 2008	$5,117

NOTE 12 – CONTINGENCIES
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendents: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company filed a motion to dismiss the consolidated class action complaint.
     The Company believes the allegations in the consolidated complaint are wholly without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.

     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
NOTE 13 – RESTRUCTURING COSTS
     Fiscal 2008 restructuring costs: For the three and six months ended March 29, 2008, the Company did not incur any restructuring costs.
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
     The Maldon facility ceased production on December 12, 2006 and resulted in a workforce reduction of 75 employees. On January 31, 2007, the Company sold the Maldon facility to a third party for approximately $4.4 million. The Company recorded a minimal gain in the second quarter of fiscal 2007 related to the sale.
     The table below summarizes the Company’s accrued restructuring liabilities as of March 29, 2008 (in thousands):

Employee
Termination and
Severance Costs
Accrued balance, September 29, 2007	$989
Restructuring costs	—
Amounts utilized	(922)

Accrued balance, March 29, 2008	$67

     We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 161 on its consolidated results of operations, financial position and cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated results of operations, financial position and cash flows.

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
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-b on its consolidated results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders in the defense market sector and the uncertainty of defense appropriations and spending

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers and maintain our current customer base

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our expansions in Asia

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	market reaction to the previously announced share repurchase programs

•	the effect of general economic conditions and world events (such as increases in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
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
     Our customers include both industry-leading original equipment manufacturers (“OEMs”) and other technology companies that have never manufactured products internally. Plexus’ sales and marketing focus is on the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. Within these market sectors, Plexus specializes in customer products and programs that typically have a higher-mix of assemblies or configurations, that are typically produced in mid- to low volumes (such as network routers, ultrasound devices, and semiconductor test equipment, as opposed to high-volume products such as consumer devices, cell phones or computers), and often have stringent quality, regulatory and reliability requirements.
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
EXECUTIVE SUMMARY
     Three months ended March 29, 2008. Net sales for the three months ended March 29, 2008 increased by $90.9 million, or 25.2 percent, over the three months ended March 31, 2007 to $451.0 million. Net sales growth occurred in each of our market sectors during the current-year period with significant growth occurring in the wireline/networking and defense/security/aerospace sectors.
     Gross margins were 11.4 percent for the three months ended March 29, 2008, which compared favorably to 8.8 percent for the three months ended March 31, 2007. Gross margins in the current-year period were positively impacted by the continued operating leverage gained on our net sales growth across all market sectors and favorable changes in customer mix, particularly relating to our large unnamed defense customer. These benefits were partially offset by increased fixed manufacturing costs to support the net sales growth. Gross margins in the prior-year period were unfavorably impacted by the write-down of inventories of approximately $5.9 million due to financial concerns about a customer at that time.
     Selling and administrative expenses increased $3.4 million, or 16.6 percent, to $24.0 million for the three months ended March 29, 2008. The increase can be attributed primarily to higher compensation expenses associated with additional salaries and expenses to augment business development activities as well as increased accruals for variable incentive compensation compared to the prior-year period.
     Net income for the three months ended March 29, 2008 increased to $22.1 million from $10.2 million in the prior-year period, and diluted earnings per share increased to $0.48 from $0.22 in the prior-year period. We recognized a benefit in diluted earnings per share in the current-year period of approximately $0.01 from the financial recapitalization announced on February 25, 2008 as a result of the reduction in the number of shares outstanding. In addition to the items noted above, net income was unfavorably impacted by an increase in our effective tax rate to 22 percent in the current-year period as compared to 15 percent in the prior-year period. We currently expect the annual effective tax rate for fiscal 2008 to be approximately 20 percent, which is 2 percent higher than we anticipated at the end of last quarter due to an increase in expected U.S. pre-tax income for fiscal 2008.
     Six months ended March 29, 2008. Net sales for the six months ended March 29, 2008 increased by $168.3 million or 22.7 percent, over the six months ended March 31, 2007 to $909.3 million. Net sales growth occurred in all of our market sectors during the current-year period, except for the medical sector, and was driven primarily by customers in the defense/security/aerospace and wireline/networking sectors.
     Gross margins were 11.8 percent for the six months ended March 29, 2008, which compared favorably to 9.6 percent for the six months ended March 31, 2007. Gross margins in the current-year period were favorably impacted by the operating leverage gained as a result of our net sales growth and changes in customer mix, particularly relating to our large unnamed defense customer. These benefits were partially offset by increased fixed manufacturing expenses to support net sales growth. Gross margins in the prior-year period were negatively impacted by the above mentioned $5.9 million write-down of inventories.
     Selling and administrative expenses increased $6.7 million, or 16.4 percent, to $47.6 million for the six months ended March 29, 2008. The increase can be attributed primarily to higher compensation expense associated with additional salaries and expenses to augment business development activities as well as increased accruals for variable incentive compensation compared to the prior-year period.
     Net income for the six months ended March 29, 2008 increased to $49.4 million from $25.3 million in the prior-year period, and diluted earnings per share increased to $1.06 from $0.54 in the prior-year period.
     Reportable Segments. A further discussion of financial performance by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales:
United States	$317.6	$240.5	$652.0	$504.7
Asia	129.6	107.9	245.0	207.2
Europe	18.0	15.2	36.3	35.7
Mexico	17.2	21.0	33.2	42.9
Elimination of inter-segment sales	(31.4)	(24.4)	(57.2)	(49.5)

	$451.0	$360.2	$909.3	$741.0

Operating income (loss):
United States	$30.1	$12.3	$67.6	$35.0
Asia	13.7	11.3	25.4	21.3
Europe	2.1	0.3	4.2	1.4
Mexico	(0.7)	(1.8)	(1.1)	(3.1)
Corporate and other costs	(17.6)	(11.4)	(36.6)	(25.2)

	$27.6	$10.7	$59.5	$29.4

•	United States: Net sales for the three months ended March 29, 2008 increased $77.1 million, or 32.1 percent, from the three months ended March 31, 2007 to $317.6 million. This reportable segment experienced significant net sales growth due to increased demand from two wireline/networking customers, two defense/security/aerospace customers, one wireless infrastructure customer as well as the addition of a new wireline/networking customer and a new industrial customer. Operating income for the three months ended March 29, 2008 increased $17.8 million from the three months ended March 31, 2007. Operating income in the current-year period improved as a result of the net sales growth and favorable changes in customer mix. In addition, operating income in the prior-year period was negatively impacted by a $5.9 million write-down of inventories.

Net sales for the six months ended March 29, 2008 increased $147.3 million, or 29.2 percent, over the six months ended March 31, 2007 to $652.0 million. Net sales increased in the current-year period due to higher demand from an unnamed defense/security/aerospace customer, a wireline/networking customer, and a wireless infrastructure customer and the addition of a new wireline/networking customer. This growth was offset, in part, by lower demand from a medical sector customer. Operating income for the six months ended March 29, 2008 increased $32.6 million from the six months ended March 31, 2007. Operating income in the current-year period improved as a result of increased net sales and favorable changes in customer mix. In addition, operating income in the prior-year period was negatively impacted by a $5.9 million write-down of inventories.

•	Asia: Net sales for the three months ended March 29, 2008 increased $21.7 million, or 20.1 percent, over the three months ended March 31, 2007 to $129.6 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from three customers in the wireline/ networking sector, a customer in the industrial/commercial sector and a customer in the medical sector. Operating income for the three months ended March 29, 2008 improved $2.4 million over the three months ended March 31, 2007 as a result of increased net sales and operating efficiencies attendant higher production levels. Operating income expansion was tempered by the increased fixed manufacturing costs associated with the expansion of facilities and additional administrative costs incurred during the current period to support growth.

Net sales for the six months ended March 29, 2008 increased $37.8 million, or 18.2 percent, over the six months ended March 31, 2007 to $245.0 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from two customers in the medical sector, two customers in the industrial/commercial sector and a customer wireline/networking sector. Operating income for the six months ended March 29, 2008 improved $4.1 million over the six months ended March 31, 2007, primarily as a result of higher net sales and operating efficiencies attendant higher production levels. Expansion of operating income was tempered by the increased fixed manufacturing costs associated with the expansion of facilities and additional administrative costs incurred during the period to support growth.

•	Europe: Net sales for the three months ended March 29, 2008 increased $2.8 million, or 18.4 percent, to $18.0 million, from the three months ended March 31, 2007. The net sales growth was primarily due to increased demand from an industrial/commercial customer. Operating income for the three months ended March 29, 2008 increased by $1.8 million to $2.1 million from the prior-year period due primarily to increased net sales, a favorable change in customer mix and the recognition of $0.3 million of revenue related to the shipment of previously written-down inventories.

Net sales for the six months ended March 29, 2008 increased $0.6 million, or 1.7 percent, to $36.3 million, from the six months ended March 31, 2007. The change in net sales can be attributed to increased demand from two customers offsetting the loss of three customer programs that went end-of-life. Operating income for the six months ended March 29, 2008 increased $2.8 million from the six months ended March 31, 2007 primarily as a result of a favorable change in customer mix and the recognition of $0.6 million of revenue related to the shipment of previously written-down inventories.

•	Mexico: Net sales for the three months ended March 29, 2008 decreased $3.8 million or 18.1 percent, from the three months ended March 31, 2007 to $17.2 million. The net sales decrease was primarily driven by the loss of two customers in the wireline/networking sector. These losses were offset, in part, by increased demand from an industrial/commercial customer. Operating loss for the three months ended March 29, 2008 decreased by $1.1 million over the three months ended March 31, 2007, primarily as a result of recovering approximately $0.8 million from shipping previously written-down inventories. Slower than expected development of new business for this reportable segment will likely delay attainment of break-even operating income into next fiscal year.

Net sales for the six months ended March 29, 2008 decreased $9.7 million, or 22.6 percent, from the six months ended March 31, 2007 to $33.2 million. The net sales decrease was primarily attributable to the loss of two wireline/networking customers and two industrial/commercial customers. These losses were offset, in part, by increased demand from an industrial/commercial customer and a wireline/networking customer. Operating loss for the six months ended March 29, 2008 decreased $2.0 million over the six months ended March 31, 2007 to $1.1 million, primarily as a result of recovering approximately $2.3 million from shipping previously written-down inventories.
     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, occur in the United States and Asia. Net sales to General Electric Corp. (“GE”), a significant customer, occur in the United States, Asia and Mexico. See Note 10 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.

     Fiscal 2008 outlook. Our financial goal for the current fiscal year is for continued profitable organic growth in net sales. We have disclosed a net sales growth target for fiscal 2008 of approximately 16 percent to 18 percent over fiscal 2007. Our performance in the first and second quarters of fiscal 2008 suggests that the near-term objective is achievable, yet we are mindful of the growing economic uncertainty that could derail end-market demand and impact actual results. With this in mind and based on our current customer indications of expected demand, we currently expect fiscal 2008 third quarter net sales to be in the range of $430 million to $450 million; however, results will ultimately depend upon the actual level of customer orders and production. It is important to note that the forecasted net sales in the third quarter of fiscal 2008 does not include any significant demand from our large unnamed defense customer. We currently anticipate net sales of approximately $2 million in the third quarter for this program. Assuming that net sales are in the range of $430 million to $450 million, we would currently expect to earn between $0.36 to $0.41 per diluted share in the third quarter of fiscal 2008, excluding any restructuring or asset impairment costs.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 29,	March 31,	Increase/		March 29,	March 31,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Net Sales	$451.0	$360.2	$90.8	25%	$909.3	$741.0	$168.3	23%
     For the three months ended March 29, 2008, we experienced net sales growth in each of our market sectors with particular strong demand in the wireline/networking sector, the defense/security/aerospace sector, the industrial/commercial sector and the wireless infrastructure sector. The net sales growth in wireline/networking sector was driven by increased demand from two existing customers, including Juniper, as well as the addition of several new customers. Our net sales growth in the defense/security/aerospace was due to increased demand of $26.1 million from our unnamed defense customer. Our industrial/commercial sector added two new customers and experienced stronger demand from several existing customers. Net sales growth in our wireless infrastructure sector was led primarily by strong demand from an existing customer.
     For the six months ended March 29, 2008, net sales increased in all of our market sectors except for the medical sector. Leading the way was the defense/security/aerospace sector as it experienced demand increases of $78.4 million from an unnamed defense customer. This sector was also positively impacted by increased demand from several other customers. Net sales growth in our wireline/networking sector followed and was favorably impacted by increased demand from two existing customers, including Juniper, as well as the addition of several new customers.
     The net sales in the defense/security/aerospace sector will be unfavorably impacted in the upcoming fiscal periods as we currently have only approximately $2 million of follow-on orders for our unnamed defense customer in the third quarter of fiscal 2008, as compared to net sales of $56 million and $27 million in the first two quarters of fiscal 2008, respectively.
     Our net sales percentages by industry sector for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
Industry	2008	2007	2008	2007
Wireline/Networking	43%	45%	41%	44%
Wireless Infrastructure	9%	8%	9%	8%
Medical	20%	25%	20%	26%
Industrial/Commercial	17%	16%	16%	16%
Defense/Security/Aerospace	11%	6%	14%	6%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Juniper	20%	19%	19%	19%
GE	*	10%	*	12%
Top 10 customers	60%	59%	62%	59%

*	Represents less than 10 percent of total net sales
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
     Gross profit and gross margin. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 29,	March 31,	Increase/		March 29,	March 31,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Gross Profit	$51.6	$31.6	$20.0	63%	$107.1	$71.3	$35.8	50%
Gross Margin	11.4%	8.8%			11.8%	9.6%
     For the three months ended March 29, 2008, gross profit and gross margin were impacted by the following:
•	increased net sales in the U.S., Asian and European reportable segments, along with favorable changes in customer mix, including the large unnamed defense customer discussed above, which helped to improve operating efficiencies

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits as a result of additional employees to support net sales growth and increased variable compensation accruals as well as incurring additional depreciation expense and other fixed manufacturing expenses to support our net sales growth

•	recognition of $1.1 million of net sales in the European and Mexican reportable segments associated with the shipments of previously written-down inventories and

•	a $5.9 million write-down of inventories in the prior-year period due to financial concerns about a customer.
     For the six months ended March 29, 2008, gross profit and gross margin were impacted by the following:
•	increased net sales in the U.S., Asian, and European reportable segments, along with favorable changes in customer mix, including the large unnamed defense customer, which helped to improve operating efficiencies

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits as a result of additional employees to support net sales growth and increased variable compensation accruals as well as incurring additional depreciation expense and other fixed manufacturing expenses to support our net sales growth

•	recognition of $2.8 million of net sales in the European and Mexican reportable segments associated with shipments of previously written-down inventories and

•	a $5.9 million write-down of inventories in the prior-year period as noted above.

     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies attendant the transition of new programs, product life-cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Design work performed by us is not our proprietary property and all costs incurred with this work are generally considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	March 29,	March 31,	Increase/		March 29,	March 31,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
S&A	$24.0	$20.6	$3.4	17%	$47.6	$40.9	$6.7	16%
Percent of net sales	5.3%	5.7%			5.2%	5.5%
     The dollar increase in S&A for the three months ended March 29, 2008 are attributed to increased compensation expenses for additional salaries to augment business development activities, increased accruals for variable incentive compensation and additional costs for stock-based compensation. S&A as a percentage of net sales decreased as a result of the increased net sales in the three months ended March 29, 2008 as compared to the prior-year period.
     The dollar increase in S&A for the six months ended March 29, 2008 are attributed to increased compensation expenses for additional salaries to augment business development activities, increased accruals for variable incentive compensation and additional costs for stock-based compensation. S&A as a percentage of net sales decreased as a result of increased net sales in the six months ended March 29, 2008 as compared to the prior-year period.
     Restructuring Actions: For both the three and six months ended March 29, 2008, the Company did not incur any restructuring charges.
     For the three months ended March 31, 2007, the Company incurred $0.4 million of severance related to workforce reductions at its Kelso, Scotland and Juarez, Mexico facilities. The workforce reductions impacted 10 employees at each location.
     For the six months ended March 31, 2007, the Company incurred $0.9 million of restructuring charges which consisted of the following:
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
     As of March 29, 2008, we have a remaining restructuring liability of approximately $0.1 million, which is expected to be paid within the next twelve months. See Note 13 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Other income/expense. As a result of the term loan borrowings under our amended credit facility, we expect our interest expense to increase in the third quarter of fiscal 2008 and future periods.

     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Income tax expense	$6.4	$1.8	$12.3	$6.3
Effective annual tax rate	22%	15%	20%	20%
     The increase in our effective tax rates for the three and six months ended March 29, 2008 compared to the three and six months ended March 31, 2007 was because of changes in the proportion of our projected fiscal 2008 pre-tax income which decreased in Malaysia and China, where we benefit from tax holidays.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 20 percent.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $59.2 million for the six months ended March 29, 2008, compared to cash flows provided by operating activities of $0.9 million for the six months ended March 31, 2007. The increase in cash flows provided by operating activities during the six months ended March 29, 2008 was primarily due to higher earnings and increased accounts payable, partially moderated by increases in inventories.
     As of March 29, 2008, quarterly days sales outstanding in accounts receivable were 46 days as compared to the 54 days for fiscal 2007.
     Inventory turnover was relatively flat at 5.4 turns for the six months ended March 29, 2008 as compared to 5.5 turns for fiscal 2007. Inventory increased $37.1 million from September 29, 2007 to March 29, 2008 as a result of increased materials held in anticipation of customer demand shifts for products towards the front-end of our third quarter of fiscal 2008 and an increase in finished goods to support inventory models such as DOF for various customers.
     Investing Activities. Cash flows provided by investing activities totaled $29.3 million for the six months ended March 29, 2008 and were primarily from net sales of short-term investments, offset by purchases of property, plant and equipment. See Note 10 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2008 to be in the range of $45 million to $50 million of which $23.9 million were made during the first half of fiscal 2008.
     As of March 29, 2008, we held $2 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we feel confident that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments recorded value. Accordingly, we have classified these securities as long-term other assets.
     Financing Activities. Cash flows used in financing activities totaled $98.7 million for the six months ended March 29, 2008, which primarily represented purchases of common stock related to our share repurchase program. During the three months ended March 29, 2008, under our accelerated stock repurchase plan, we paid an aggregate of $100 million for the repurchase of shares; through March 29, 2008, an aggregate of 2,893,814 shares have been delivered and classified as treasury shares. On April 24, 2008, we completed our ASR program with a total of 3.8 million shares at a volume-weighted average price of $26.51. See Note 7 in Notes to the Condensed Consolidated Financial Statements for further information regarding our share repurchase program.

     In addition to the accelerated repurchases, we intend to effect the remaining $100 million of authorized share repurchases in the open market and expect to complete these repurchases by the end of calendar 2008, although we do not have a firm schedule or commitment for repurchasing additional shares.
     On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both us and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of May 6, 2008, we have term loan borrowings of $150 million outstanding and no revolving borrowings under the Amended Credit Facility.
     The Amended Credit Facility amends and restates our revolving credit facility (“Revolving Credit Facility”) with a group of banks that allowed us to borrow up to $200 million of which $100 million was committed. The Revolving Credit Facility was due to expire on January 12, 2012 and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Amended Credit Facility. As of March 29, 2008, there were no borrowings under the Revolving Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. Interest on borrowing varies depending upon our then-current total leverage ratio; as of April 4, 2008, we could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25 percent. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio. We are also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares to the extent that the Company is in compliance with the financial covenants therein. These covenants require that there be no event of default existing at the time of, or caused by, the dividend payment or the share repurchases.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2008. Although net sales growth anticipated for the second half of fiscal 2008 is expected to increase our working capital needs, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of May 6, 2008 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2013 and
	Total	in 2008	2009-2010	2011-2012	thereafter
Long-Term Debt Obligations (1)	$150.0	$7.5	$30.0	$30.0	$82.5
Capital Lease Obligations	39.1	2.0	8.0	8.4	20.7
Operating Lease Obligations	44.9	5.8	15.1	10.1	13.9
Purchase Obligations (2)	278.1	265.0	13.1	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	7.3	0.5	1.5	1.1	4.2
Other Long-Term Liabilities not on the Balance Sheet (4)	2.0	0.4	1.6	—	—

Total Contractual Cash Obligations	$521.4	$281.2	$69.3	$49.6	$121.3

(1) – As of April 4, 2008, we entered into an amended and restated credit agreement and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) – As of March 29, 2008, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.
(3) – As of March 29, 2008, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” We have excluded, from the above table, the impact of approximately $4.4 million related to unrecognized income tax benefits as of March 29, 2008, due to the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) – As of March 29, 2008, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During the first and second quarters of fiscal 2008, there were no material changes to these policies. Our more critical accounting policies are as follows:
     Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 2001, we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.

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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 14 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transactions generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of March 29, 2008, we had no foreign currency contracts outstanding.

     Our percentage of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales	4%	5%	4%	5%
Total costs	11%	12%	10%	12%
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
     Our only material interest rate risk is associated with our Amended Credit Facility for which we borrowed $150 million on April 4, 2008. A 10 percent change in our weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months and six months ended March 29, 2008 and March 31, 2007.
Auction Rate Securities
     As of March 29, 2008, we held $2 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we feel confident that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments recorded value. Accordingly, we have classified these securities as long-term other assets.
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
     Changes in Internal Control Over Financial Reporting:  During the second quarter of fiscal 2008, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendents: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company filed a motion to dismiss the consolidated class action complaint.
     The Company believes the allegations in the consolidated complaint are wholly without merit and it intends to vigorously defend against them. Since these matters are in the preliminary stages, the Company is unable to predict the scope or outcome or quantify their eventual impact, if any, on the Company. At this time, the Company is also unable to estimate associated expenses or possible losses. The Company maintains insurance that may reduce its financial exposure for defense costs and liability for an unfavorable outcome, should it not prevail.

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
          Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent and 62 percent of our net sales for the three and six months ended March 29, 2008 and 59 percent for the three and six months ended March 31, 2007. For the three and six months ended March 29, 2008, there was one customer which represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     Expansion can inherently include additional costs and start-up inefficiencies. We are currently contemplating possible expansion of our operations to other countries. In fiscal 2007, we expanded our operations in Asia, including the addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. If we are unable to effectively manage the currently anticipated growth, or the anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
     We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 37 percent of our revenues for the second quarter of fiscal 2008, and we are considering expanding to additional countries. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
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
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 12 years and 5 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws which took effect on January 1, 2008. These new laws do not impact our tax rates in fiscal 2008, but may result in higher tax rates on our operations in those countries in future periods.
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
     Medical – Our net sales to the medical sector, which represented approximately 20 percent of our net sales for the second quarter of fiscal 2008, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our net sales.
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
     While those arrangements may result in a significant amount of net sales in a short period of time as happened in the first and second quarters of fiscal 2008, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our locations. As of March 29, 2008, all manufacturing facilities are currently managed on the common ERP platform. The conversion timetable for the remaining Plexus entities and project scope are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.

Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results.
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs or program transfers. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
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
     The products which we design or manufacture may be subject to liability claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ specifications, many of which are highly complex. Despite our quality control and quality assurance efforts, problems may occur, or be alleged to have occurred, in the design and/or manufacturing of these products. Problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications or in the design or manufacturing processes or by a component defect, and whether or not we are responsible, may result in delayed shipments to customers and/or reduced or cancelled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, problems may result in liability claims against us, whether or not we are responsible. Even if customers or third parties such as component suppliers are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. We occasionally incur costs defending claims, and disputes could affect our business relationships.
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
We are defendants in a securities class action lawsuit.
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. The two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. On April 15, 2008, the Company filed a motion to dismiss the consolidated class action complaint. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. We could be subject to additional or related lawsuits or other inquiries in connection with this matter. The defense of this lawsuit, and any future lawsuits, could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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
     During fiscal 2007, our Chief Operating Officer passed away after an extended illness. Also in fiscal 2007, our Chief Financial Officer retired, consistent with a previously established succession plan for this position, and we designated several new executive officers. In fiscal 2008, our Chief Technology and Strategy Officer retired. From time to time, there also are other changes and developments affecting our executive officers and other key employees. Transitions of responsibilities among officers and key employees inherently can cause disruptions to our business and operations, which could have an effect on our results.

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
     Under our Amended Credit Facility, we have borrowed $150 million in term loans and can borrow up to $200 million in revolving loans of which $100 million is currently available, depending upon compliance with our defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.
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

Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
     As of March 29, 2008, we held $2.0 million of auction rate securities, which were classified as long-term investments, whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for this investment failed during the second quarter of fiscal 2008 and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed.
     An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of these securities as long-term investments in our consolidated financial statements. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 29, 2008.

				Maximum
			Total number	approximate dollar
			of shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans or	under the plans or
Period	purchased	per share	programs	programs*
December 30, 2007 to January 26, 2008	—	$—	—	$25,000,000

January 27 to February 23, 2008	—	—	—	$25,000,000

February 24 to March 29, 2008	2,893,814	23.40	2,893,814	$132,295,000

Total	2,893,814	$23.40	2,893,814

     * On February 25, 2008, Plexus adopted a common stock buyback program that permits it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consists of a $100 million accelerated repurchase program and an additional $100 million of open market purchases. See Note 7 in Notes to Condensed Consolidated Financial Statements for further information about our stock repurchase program.
     The new program replaces a prior stock repurchase program which had authorized the repurchase of up to 6.0 million shares for an amount not to exceed $25.0 million; that prior program has been terminated. Pursuant to the terms of the accelerated repurchase program, a total of $100 million was paid to Morgan Stanley on February 26, 2008 to fund the accelerated repurchases to be made by it; the accelerated repurchases were completed in April 2008, with the purchase of an additional 878,708 shares. Under the accelerated repurchase program, we have repurchased a total of 3.8 million shares at a volume-weighted average price of $26.51.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Company’s annual meeting of shareholders on February 13, 2008, the eight management nominees for re-election to the board of directors were re-elected by the shareholders. The nominees/directors were re-elected with the following votes:

	Authority
	Granted to	Authority
Director’s Name	Vote “For”	Withheld
Ralf R. Boër	20,898,577	22,161,010
Stephen P. Cortinovis	42,294,277	765,310
David J. Drury	42,224,524	835,063
Dean A. Foate	40,970,845	2,088,742
Peter Kelly	42,296,156	763,431
John L. Nussbaum	40,702,141	2,357,446
Michael V. Schrock	42,265,611	793,976
Charles M. Strother, M.D.	42,282,692	776,895

          In addition, shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2009. The vote on the proposal was as follows:
          For: 42,975,487      Against: 72,565      Abstain: 11,535
          Shareholders also voted to adopt the Plexus Corp. 2008 Long-Term Incentive Plan. That Plan was adopted and approved as follows:
          For: 32,680,871      Against: 5,873,568      Abstain: 24,703       Broker Non-votes: 4,480,445
ITEM 6. EXHIBITS

10.1
Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp, the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2008.)

10.2
Letter Agreement regarding Fixed Dollar Collared Accelerated Share Repurchase Transaction dated February 25, 2008, between the Company and Morgan Stanley & Co. Incorporated. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2008.)

10.3
Letter Agreement regarding Fixed Dollar Accelerated Share Repurchase Transaction dated February 25, 2008, between the Company and Morgan Stanley & Co. Incorporated. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 25, 2008.)

10.4
Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”). (Incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, filed with the Commission on December 17, 2007.)

10.5	(a)	Form of Stock Option Agreement pursuant to the 2008 Plan*

10.5	(b)	Form of Restricted Stock Unit Agreement pursuant to the 2008 Plan*

10.5	(c)	Form of Stock Appreciation Rights Agreement pursuant to the 2008 Plan*

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These forms of agreements reflect changes which are not material from the corresponding forms of agreements relating to the Plexus Corp. 2005 Equity Incentive Plan, which agreements were previously filed. They do not include material variations from the terms of the 2008 Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5/8/08	/s/ Dean A. Foate

Date	Dean A. Foate
President and Chief Executive Officer

5/8/08	/s/ Ginger M. Jones

Date	Ginger M. Jones
Vice President and Chief Financial Officer