Form 10-Q
period 2008-06-28
PLEXUS CORP
filed 2008-08-01
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-14824
PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin (State of Incorporation)	39-1344447 (IRS Employer Identification No.)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(Address of principal executive offices)(Zip Code)
(920) 722-3451
(Registrant’s telephone number, including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☑
     As of July 28, 2008, there were 39,245,802 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 28, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$456,352	$379,574	$1,365,651	$1,120,584
Cost of sales	407,520	341,052	1,209,714	1,010,765

Gross profit	48,832	38,522	155,937	109,819

Operating expenses:
Selling and administrative expenses	26,350	20,169	73,965	61,087
Restructuring costs	—	—	—	932

	26,350	20,169	73,965	62,019

Operating income	22,482	18,353	81,972	47,800

Other income (expense):
Interest expense	(2,262)	(741)	(3,720)	(2,427)
Interest income	1,827	2,264	6,365	6,728
Miscellaneous	(258)	(451)	(1,086)	(1,082)

Income before income taxes	21,789	19,425	83,531	51,019
Income tax expense	4,357	3,885	16,706	10,204

Net income	$17,432	$15,540	$66,825	$40,815

Earnings per share:
Basic	$0.42	$0.34	$1.50	$0.88

Diluted	$0.41	$0.33	$1.48	$0.87

Weighted average shares outstanding:
Basic	41,962	46,336	44,674	46,291

Diluted	42,481	46,722	45,191	46,704

Comprehensive income:
Net income	$17,432	$15,540	$66,825	$40,815
Derivative instrument fair market value adjustment – net of income tax	(1,140)	—	(1,140)	—
Foreign currency translation adjustments	174	475	1,868	1,678

Comprehensive income	$16,466	$16,015	$67,553	$42,493

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 28,	September 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$206,499	$154,109
Short-term investments	—	55,000
Accounts receivable, net of allowance of $2,300 and $900, respectively	241,099	230,826
Inventories	342,309	275,854
Deferred income taxes	14,888	12,932
Prepaid expenses and other	7,421	5,434

Total current assets	812,216	734,155

Property, plant and equipment, net	171,366	159,517
Goodwill	7,884	8,062
Deferred income taxes	2,399	2,310
Other	15,954	12,472

Total assets	$1,009,819	$916,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,638	$1,720
Accounts payable	252,182	237,034
Customer deposits	22,267	10,381
Accrued liabilities:
Salaries and wages	40,816	23,149
Other	29,886	34,755

Total current liabilities	346,789	307,039

Long-term debt and capital lease obligations, net of current portion	174,132	25,082
Other liabilities	14,874	9,372
Deferred income taxes	1,178	1,758

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,677 and 46,402 shares issued, respectively, and 39,910 and 46,402 shares outstanding, respectively	467	464
Additional paid-in capital	348,675	336,603
Common stock held in treasury, at cost, 6,767 shares and 0 shares, respectively	(181,025)	—
Retained earnings	292,389	224,586
Accumulated other comprehensive income	12,340	11,612

	472,846	573,265

Total liabilities and shareholders’ equity	$1,009,819	$916,516

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities
Net income	$66,825	$40,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,460	19,596
Gain on sale of property, plant and equipment	(48)	(410)
Deferred income taxes	163	7,849
Stock based compensation expense	6,342	4,549
Changes in assets and liabilities:
Accounts receivable	(9,314)	11,718
Inventories	(65,545)	(28,385)
Prepaid expenses and other	(2,189)	(1,792)
Accounts payable	18,571	(22,820)
Customer deposits	11,753	747
Accrued liabilities and other	16,906	(16,233)

Cash flows provided by operating activities	64,924	15,634

Cash flows from investing activities
Purchases of short-term investments	(53,400)	(52,550)
Sales and maturities of short-term investments	106,400	37,550
Payments for property, plant and equipment	(37,879)	(37,853)
Proceeds from sales of property, plant and equipment	234	4,456

Cash flows provided by (used in) investing activities	15,355	(48,397)

Cash flows from financing activities
Proceeds from debt issuance	150,000	—
Purchases of common stock	(181,025)	—
Payments on debt and capital lease obligations	(2,576)	(993)
Proceeds from exercises of stock options	3,894	1,130
Income tax benefit of stock option exercises	1,091	10,296
Issuances of common stock under Employee Stock Purchase Plan	177	402

Cash flows (used in) provided by financing activities	(28,439)	10,835

Effect of foreign currency translation on cash and cash equivalents	550	2,222

Net increase (decrease) in cash and cash equivalents	52,390	(19,706)

Cash and cash equivalents:
Beginning of period	154,109	164,912

End of period	$206,499	$145,206

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007
Unaudited
NOTE 1 – BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of June 28, 2008, and the results of operations for the three and nine months ended June 28, 2008 and June 30, 2007, and the cash flows for the same nine-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. The accounting periods for the three and nine months ended June 28, 2008 and June 30, 2007 each included 91 days and 273 days, respectively.
NOTE 2 – INVENTORIES
     The major classes of inventories are as follows (in thousands):

	June 28,	September 29,
	2008	2007
Raw materials	$250,428	$194,596
Work-in-process	38,212	32,068
Finished goods	53,669	49,190

	$342,309	$275,854

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	June 28,	September 29,
	2008	2007
Land, buildings and improvements	$103,488	$96,366
Machinery and equipment	191,727	171,392
Computer hardware and software	70,894	67,405
Construction in progress	7,431	10,696

	373,540	345,859
Less: accumulated depreciation and amortization	202,174	186,342

	$171,366	$159,517

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the Amended Credit

Facility and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of June 28, 2008, the Company has term loan borrowings of $150 million outstanding and no revolving borrowings under the Amended Credit Facility.
     The Amended Credit Facility amended and restated the Company’s prior revolving credit facility (“Revolving Credit Facility”) with a group of banks that allowed the Company to borrow up to $200 million of which $100 million was committed. The Revolving Credit Facility was due to expire on January 12, 2012 and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of June 28, 2008, the Company was in compliance with all debt covenants. Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of June 28, 2008, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.25 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Amended Credit Facility totaled approximately $0.2 million and $0.4 million for the three and nine months ended June 28, 2008, respectively, and $0.1 million and $0.5 million for the Revolving Credit Facility for the three and nine months ended June 30, 2007, respectively.
NOTE 5 – DERIVATIVES
     All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income in the Condensed Consolidated Balance Sheets, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income (loss)” accounts within shareholders’ equity.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $2.0 million at June 28, 2008, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

NOTE 6 – EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Basic and Diluted Earnings Per Share:
Net income	$17,432	$15,540	$66,825	$40,815

Basic weighted average common shares outstanding	41,962	46,336	44,674	46,291
Dilutive effect of stock options	519	386	517	413

Diluted weighted average shares outstanding	42,481	46,722	45,191	46,704

Earnings per share:
Basic	$0.42	$0.34	$1.50	$0.88

Diluted	$0.41	$0.33	$1.48	$0.87

     For the three and nine months ended June 28, 2008, stock options to purchase approximately 1.7 million shares and 1.6 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
     For the three and nine months ended June 30, 2007, stock options to purchase approximately 2.0 million shares and 1.9 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 7 – STOCK-BASED COMPENSATION
     Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As a result of the adoption of SFAS No. 123(R), the Company recognized $1.8 million and $6.3 million of compensation expense associated with stock-based awards for the three and nine months ended June 28, 2008, respectively, and $1.3 million and $4.5 million for the three and nine months ended June 30, 2007, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 – SHAREHOLDER’S EQUITY
     On February 25, 2008, the Company announced approval by its Board of Directors of a new share repurchase program authorizing the Company to repurchase up to $200 million of common stock. The new repurchase authorization replaced the Company’s existing authorization to repurchase up to $25 million in common stock.
     Also on February 25, 2008, the Company entered into two accelerated stock repurchase (“ASR”) agreements with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase an aggregate of $100 million of its common stock. On February 26, 2008, the Company paid $100 million to Morgan Stanley in exchange for a variable number of shares over a variable period of time. The final total number of shares to be repurchased under the ASR agreements was based generally on the volume-weighted average price of the Company’s common stock during the term of the agreements. Purchases under one of the ASR agreements were subject to collar provisions that established minimum and maximum numbers of shares based on the average price at which Morgan Stanley purchases shares over an initial hedge period to establish its hedge position. Under the collared ASR agreement, the Company’s common stock repurchases totaled $50 million. The remaining $50 million of share repurchases under the ASR program were not subject to collar provisions. On April 24, 2008, the Company completed its ASR program with a total of 3.8 million shares at a volume-weighted average price of $26.51.

     In addition to the ASR agreements, the Company announced that the remaining $100 million of authorized share repurchases would be repurchased in the open market. Through June 28, 2008, the Company had repurchased 3.0 million shares at a volume-weighted average price of $27.03. The Company subsequently purchased an additional 0.7 million shares at a volume-weighted average price of $28.10. These repurchases complete the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87.
NOTE 9 – INCOME TAXES
     Income taxes for the three and nine months ended June 28, 2008 were $4.4 million and $16.7 million, respectively. The effective tax rate for both the three and nine months ended June 28, 2008 was 20 percent. Income taxes for the three and nine months ended June 30, 2007 were $3.9 million and $10.2 million, respectively. The effective tax rate for both the three and nine months ended June 30, 2007 was 20 percent.
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
     Effective at the beginning of fiscal 2008, the Company adopted FIN 48. Upon adoption, the Company recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in valuation allowance of approximately $0.8 million, which resulted in no cumulative effect adjustment to retained earnings. As of September 30, 2007, the total amount of unrecognized income tax benefits was approximately $4.6 million. Of this amount, approximately $3.8 million would reduce the Company’s effective tax rate if recognized. During the three months ended June 28, 2008, approximately $1.0 million of valuation allowance was recorded to retained earnings as an out-of-period adjustment as a result of additional review of the interaction between the assessment of valuation allowances and FIN 48. The Company does not believe the adjustment is material to its Condensed Consolidated Financial Statements for either the three or nine months ended June 28, 2008, or any previously issued quarterly financial statements.
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
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
     Upon adoption, the Company had tax years from fiscal 2004 and forward open and subject to examination by the IRS. For the major state tax jurisdictions, the Company has fiscal 2001 and forward open and subject to examination.
     As of June 28, 2008, there were no material changes to the FIN 48 liability, including interest and penalties.
NOTE 10 – GOODWILL
     The Company no longer amortizes goodwill and intangible assets with indefinite useful lives, but instead, the Company tests those assets for impairment at least annually, and recognizes any related losses when incurred. Recoverability of goodwill is measured at the reporting unit level.
     The Company is required to perform goodwill impairment tests at least on an annual basis. The Company has selected the third quarter of each fiscal year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s fiscal 2008 annual impairment test was completed during the quarter ended June 28, 2008 and did not result in any impairment of the remaining goodwill, all of which relates to its European reportable segment (i.e. the United Kingdom). The fair value of the Company’s United Kingdom operations was estimated using the present value of its expected cash flows. No assurances can be given that future impairment tests of the Company’s remaining goodwill will not result in additional impairment.
     The changes in the carrying amount of goodwill for fiscal 2007 and for the nine months ended June 28, 2008 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 30, 2006	$7,400
Foreign currency translation adjustment	662

Balance as of September 29, 2007	8,062
Foreign currency translation adjustment	(178)

Balance as of June 28, 2008	$7,884

NOTE 11 – BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
     Information about the Company’s four reportable segments for the three and nine months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales:
United States	$312,172	$265,456	$964,160	$770,166
Asia	153,104	106,809	398,116	313,989
Europe	17,077	15,550	53,400	51,290
Mexico	22,012	18,810	55,249	61,678
Elimination of inter-segment sales	(48,013)	(27,051)	(105,274)	(76,539)

	$456,352	$379,574	$1,365,651	$1,120,584

Depreciation and amortization:
United States	$2,241	$2,369	$6,623	$7,200
Asia	3,216	2,306	8,998	6,055
Europe	203	194	622	564
Mexico	449	504	1,349	1,516
Corporate	1,258	1,386	3,868	4,261

	$7,367	$6,759	$21,460	$19,596

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Operating income (loss):
United States	$24,593	$25,008	$92,233	$60,058
Asia	16,811	9,115	42,192	30,405
Europe	2,112	1,031	6,267	2,451
Mexico	(1,053)	(4,569)	(2,158)	(7,715)
Corporate and other costs	(19,981)	(12,232)	(56,562)	(37,399)

	$22,482	$18,353	$81,972	$47,800

Capital expenditures:
United States	$4,612	$1,303	$13,402	$4,352
Asia	7,173	5,225	20,298	25,279
Europe	693	157	1,111	567
Mexico	269	230	377	5,230
Corporate	1,230	881	2,691	2,425

	$13,977	$7,796	$37,879	$37,853

	June 28,	September 29,
	2008	2007
Total assets:
United States	$419,626	$381,947
Asia	279,321	224,135
Europe	102,603	94,814
Mexico	40,963	28,340
Corporate	167,306	187,280

	$1,009,819	$916,516

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales:
United States	$312,172	$265,456	$964,160	$770,166
Malaysia	129,718	88,349	337,329	264,684
China	23,386	18,460	60,787	49,305
United Kingdom	17,077	15,550	53,400	51,290
Mexico	22,012	18,810	55,249	61,678
Elimination of inter-segment sales	(48,013)	(27,051)	(105,274)	(76,539)

	$456,352	$379,574	$1,365,651	$1,120,584

	June 28,	September 29,
	2008	2007
Long-lived assets:
United States	$36,081	$31,687
Malaysia	68,276	61,576
China	9,689	6,059
United Kingdom	18,980	16,290
Mexico	5,030	6,622
Corporate	41,194	45,345

	$179,250	$167,579

     Long-lived assets as of June 28, 2008 and September 29, 2007 exclude other long-term assets and deferred income tax assets totaling $18.4 million and $14.8 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the “Corporate and other costs” section in the Operating income (loss) table above. For the three and nine months ended June 28, 2008, the Company did not incur any restructuring costs.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Juniper Networks, Inc.	23%	24%	21%	21%
General Electric Corp.	*	*	*	11%

*	Represents less than 10 percent of total net sales
     No other customers accounted for 10 percent or more of net sales in either of the periods in either fiscal 2008 or 2007.
NOTE 12 – GUARANTEES
     The Company offers certain indemnifications under its customer agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain of the agreements have extended broader indemnification rights, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers, for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs, or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2007 and for the nine months ended June 28, 2008 (in thousands):

Limited warranty liability, as of September 30, 2006	$3,029
Accruals for warranties issued during the period	2,571
Settlements (in cash or in kind) during the period	(557)

Limited warranty liability, as of September 29, 2007	5,043
Accruals for warranties issued during the period	690
Settlements (in cash or in kind) during the period	(541)

Limited warranty liability, as of June 28, 2008	$5,192

NOTE 13 – CONTINGENCIES
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendents: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The plaintiff is opposing the dismissal. The briefing on the defendants’ motion has only recently been completed; the Court has not yet held a hearing or ruled on the motion.
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
NOTE 14 – RESTRUCTURING COSTS
     Fiscal 2008 restructuring costs: For the three and nine months ended June 28, 2008, the Company did not incur any restructuring costs.
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
     The table below summarizes the Company’s accrued restructuring liabilities as of June 28, 2008 (in thousands):

Employee
Termination and
Severance Costs
Accrued balance, September 29, 2007	$989
Restructuring costs	—
Amounts utilized	(989)

Accrued balance, June 28, 2008	$—

NOTE 15 – NEW ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in the Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders in the defense market sector and the uncertainty of defense appropriations and spending

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers and maintain our current customer base and deliver product on a timely basis

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations and the outcome of our review of our other North American footprint

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	market reaction to the recently completed share repurchase program

•	the effect of general economic conditions and world events (such as increases in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below in “Risk Factors” and otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
     The following information should be read in conjunction with our consolidated financial statements included herein and the “Risk Factors” section in Item 1A located in Part II. Other Information.
     Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we offer our customers the ability to outsource any stage of the product realization process, including: design and product development; prototyping and new product introduction; optimal supply chain design, materials sourcing, procurement and inventory management; product assembly, configuration and testing; order fulfillment and logistics; and service and repair. Other than certain test equipment and software used for internal manufacturing, we do not design or manufacture our own proprietary products.
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

     We are increasingly providing Direct Order Fulfillment (“DOF”) and logistics services to many of our customers. DOF entails receiving orders from our customers that provide the final specifications required by the end customer. We then build, configure and test the final product and deliver it directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through assembly and order fulfillment.
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
EXECUTIVE SUMMARY
     Three months ended June 28, 2008. Net sales for the three months ended June 28, 2008 increased by $76.8 million, or 20.2 percent, over the three months ended June 30, 2007 to $456.4 million. Net sales growth occurred in each of our market sectors during the current-year period as compared to the prior-year period, with significant growth occurring in the wireline/networking and industrial/commercial sectors.
     Gross margins were 10.7 percent for the three months ended June 28, 2008, which compared favorably to 10.1 percent for the three months ended June 30, 2007. Gross margins in the current-year period were positively impacted by the continued operating leverage gained on our net sales growth in the market sectors noted above and favorable changes in customer mix. These benefits were slightly offset by increased fixed manufacturing costs to support the net sales growth.
     Selling and administrative expenses increased $6.2 million, or 30.6 percent, to $26.4 million for the three months ended June 28, 2008. The increase can be attributed primarily to higher compensation expenses associated with additional salaries and expenses to augment business development activities, increased accruals for variable incentive compensation compared to the prior-year period as a result of strong Company performance, and an allowance of $1.3 million for doubtful accounts of a customer that declared bankruptcy during the quarter.
     Net income for the three months ended June 28, 2008 increased to $17.4 million from $15.5 million in the prior-year period, and diluted earnings per share increased to $0.41 from $0.33 in the prior-year period. We recognized a benefit in diluted earnings per share in the current-year period of approximately $0.01 from the financial recapitalization announced on February 25, 2008 as a result of the reduction in the number of shares outstanding.
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 20 percent.
     Nine months ended June 28, 2008. Net sales for the nine months ended June 28, 2008 increased by $245.1 million, or 21.9 percent, over the nine months ended June 30, 2007 to $1,365.7 million. Net sales growth occurred in all of our market sectors during the current-year period and was driven primarily by customers in the defense/security/aerospace and wireline/networking sectors.
     Gross margins were 11.4 percent for the nine months ended June 28, 2008, which compared favorably to 9.8 percent for the nine months ended June 30, 2007. Gross margins in the current-year period were favorably impacted by the operating leverage gained as a result of our net sales growth and changes in customer mix, particularly relating to our large unnamed defense customer. These benefits were partially offset by increased fixed manufacturing expenses to support net sales growth.

     Selling and administrative expenses increased $12.9 million, or 21.1 percent, to $74.0 million for the nine months ended June 28, 2008. The increase can be attributed primarily to higher compensation expense associated with additional salaries and expenses to augment business development activities, increased accruals for variable incentive compensation compared to the prior-year period, and the allowance for doubtful accounts for the customer in bankruptcy as discussed above.
     Net income for the nine months ended June 28, 2008 increased to $66.8 million from $40.8 million in the prior-year period, and diluted earnings per share increased to $1.48 from $0.87 in the prior-year period.
     Reportable Segments. A further discussion of financial performance by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales:
United States	$312.2	$265.5	$964.2	$770.1
Asia	153.1	106.8	398.1	314.0
Europe	17.1	15.6	53.4	51.3
Mexico	22.0	18.8	55.2	61.7
Elimination of inter-segment sales	(48.0)	(27.1)	(105.2)	(76.5)

	$456.4	$379.6	$1,365.7	$1,120.6

Operating income (loss):
United States	$24.6	$25.0	$92.2	$60.1
Asia	16.8	9.1	42.2	30.4
Europe	2.1	1.0	6.3	2.4
Mexico	(1.0)	(4.5)	(2.2)	(7.7)
Corporate and other costs	(20.0)	(12.2)	(56.5)	(37.4)

	$22.5	$18.4	$82.0	$47.8

•	United States: Net sales for the three months ended June 28, 2008 increased $46.7 million, or 17.6 percent, from the three months ended June 30, 2007 to $312.2 million. This reportable segment experienced significant net sales growth due mainly to increased demand from three wireline/networking customers and a defense/security/aerospace customer, offset by a decrease in net sales to our large unnamed defense customer. Operating income in the current-year period declined slightly compared to the prior-year period as a result of recording bad debt expense of approximately $1.3 million related to a customer who filed Chapter 11 bankruptcy during the quarter.

Net sales for the nine months ended June 28, 2008 increased $194.1 million, or 25.2 percent, over the nine months ended June 30, 2007 to $964.2 million. Net sales increased in the current-year period due to higher demand from an unnamed defense/security/aerospace customer, a wireline/networking customer, and a wireless infrastructure customer and the addition of a new wireline/networking customer. This growth was offset, in part, by lower demand from a medical sector customer. Operating income for the nine months ended June 28, 2008 increased $32.1 million from the nine months ended June 30, 2007. Operating income in the current-year period improved as a result of increased net sales and favorable changes in customer mix, offset by the recording of bad debt expense as noted above. In addition, operating income in the prior-year period was negatively impacted by a $5.9 million write-down of inventories.

•	Asia: Net sales for the three months ended June 28, 2008 increased $46.3 million, or 43.3 percent, over the three months ended June 30, 2007 to $153.1 million. This growth reflected increased net sales to several customers, with the most significant customer growth coming from two customers in the wireline/ networking sector, two customers in the industrial/commercial sector and a customer in the medical sector. Operating income for the three months ended June 28, 2008 improved $7.7 million over the three months ended June 30, 2007 as a result of increased net sales and operating efficiencies attendant to higher production levels.

Net sales for the nine months ended June 28, 2008 increased $84.1 million, or 26.8 percent, over the nine months ended June 30, 2007 to $398.1 million. This growth reflected increased net sales to several customers, with the most significant customer growth coming from a customer in the medical sector, two customers in the wireline/networking sector and a customer in the industrial/commercial sector. Operating income for the nine months ended June 28, 2008 improved $11.8 million over the nine months ended June 30, 2007, primarily as a result of higher net sales and operating efficiencies attendant higher production levels. Expansion of operating income was tempered by increased fixed manufacturing costs associated with the expansion of facilities and related production equipment.

•	Europe: Net sales for the three months ended June 28, 2008 increased $1.5 million, or 9.6 percent, to $17.1 million, from the three months ended June 30, 2007. The net sales growth was due to increased demand from multiple customers. Operating income for the three months ended June 28, 2008 increased by $1.1 million to $2.1 million from the prior-year period due primarily to increased net sales, a favorable change in customer mix and the recognition of $0.3 million of revenue related to the shipment of previously written-down inventories.

Net sales for the nine months ended June 28, 2008 increased $2.1 million, or 4.1 percent, to $53.4 million, from the nine months ended June 30, 2007. The change in net sales can be attributed to increased demand from two customers offsetting the loss of three customer programs that went end-of-life. Operating income for the nine months ended June 28, 2008 increased $3.9 million from the nine months ended June 30, 2007 primarily as a result of a favorable change in customer mix and the recognition of $1.0 million of revenue related to the shipment of previously written-down inventories.

•	Mexico: Net sales for the three months ended June 28, 2008 increased $3.2 million or 17.0 percent, from the three months ended June 30, 2007 to $22.0 million. The net sales increase was primarily driven by increased demand from an industrial/commercial customer as well as a new wireline/networking customer. Operating loss for the three months ended June 28, 2008 improved by $3.5 million over the three months ended June 30, 2007, primarily as a result of increased sales, recovery of $0.4 million from shipping previously written-down inventories and an overall effort to reduce costs.

Net sales for the nine months ended June 28, 2008 decreased $6.5 million, or 10.5 percent, from the nine months ended June 30, 2007 to $55.2 million. The net sales decrease was primarily attributable to the loss of two wireline/networking customers and a decrease in demand from two industrial/commercial customers and two medical customers. These losses were offset, in part, by increased demand from an industrial/commercial customer and a new wireline/networking customer. Operating loss for the nine months ended June 28, 2008 improved $5.5 million over the nine months ended June 30, 2007 to $2.2 million, primarily as a result of recovering approximately $2.0 million from shipping previously written-down inventories as well as an overall effort to reduce costs.
     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, occur in the United States and Asia. Net sales to General Electric Corp. (“GE”), a significant customer, occur in the United States, Asia and Mexico. See Note 11 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
     Fiscal 2008 outlook. Our financial goal for the current fiscal year is for continued profitable organic growth in net sales. We have given guidance for fiscal 2008 that implies net sales growth of approximately 19 percent to 20 percent over fiscal 2007. Our performance in the first, second and third quarters of fiscal 2008 suggests that the near-term objective is achievable, yet we are mindful of the potential economic uncertainty that could derail end-market demand and impact actual results. With this in mind and based on our current customer indications of expected demand, we currently expect fiscal 2008 fourth quarter net sales to be in the range of $470 million to $490 million; however, results will ultimately depend upon the actual level of customer orders and production. It is important to note that the forecasted net sales in the fourth quarter of fiscal 2008 does not include any significant demand from our large unnamed defense customer. We currently anticipate net sales of approximately $3.0 million in the fourth quarter for this program. Assuming that net sales are in the range of $470 million to $490 million, we would currently expect to earn between $0.42 to $0.46 per diluted share in the fourth quarter of fiscal 2008, excluding any restructuring or asset impairment costs.

RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 28,	June 30,	Increase/		June 28,	June 30,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Net Sales	$456.4	$379.6	$76.8	20%	$1,365.7	$1,120.6	$245.1	22%
     For the three months ended June 28, 2008, we experienced net sales growth in each of our market sectors with strong demand in the wireline/networking and industrial/commercial sectors. The net sales growth in wireline/networking sector was driven primarily by increased demand from two existing customers, including Juniper. Our net sales growth in the industrial/commercial sector was due to increased demand from two main customers as well as strong demand from several other customers.
     For the nine months ended June 28, 2008, net sales increased in all of our market sectors. Significant increases were noted in the wireline/networking and defense/security/aerospace sectors, and strong performance was also achieved in the industrial/commercial and wireless infrastructure sectors. Net sales growth in our wireline/networking sector was favorably impacted by increased demand from two existing customers, including Juniper, as well as the addition of several new customers.
     We expect that the net sales in the defense/security/aerospace sector will be unfavorably impacted in the fourth quarter of fiscal 2008 as we currently have only approximately $3.0 million of follow-on orders for our unnamed defense customer, as compared to net sales of $56 million, $27 million and $1 million in the first, second and third quarters of fiscal 2008, respectively.
     Our net sales percentages by industry sector for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
Industry	2008	2007	2008	2007
Wireline/Networking	47%	46%	43%	45%
Wireless Infrastructure	9%	9%	9%	9%
Medical	22%	24%	21%	25%
Industrial/Commercial	16%	14%	16%	15%
Defense/Security/Aerospace	6%	7%	11%	6%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Juniper	23%	24%	21%	21%
General Electric Corp	*	*	*	11%
Top 10 customers	62%	64%	62%	60%

*	Represents less than 10 percent of total net sales
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

     Gross profit and gross margin. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 28,	June 30,	Increase/		June 28,	June 30,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Gross Profit	$48.8	$38.5	$10.3	27%	$155.9	$109.8	$46.1	42%
Gross Margin	10.7%	10.1%			11.4%	9.8%
     For the three months ended June 28, 2008, gross profit and gross margin were impacted by the following:
•	increased net sales in all reportable segments, along with favorable changes in customer mix, offset by the effects of decreased sales in the quarter to our large unnamed defense customer

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits as a result of additional employees to support net sales growth and increased variable compensation accruals as well as incurring additional depreciation expense and other fixed manufacturing expenses to support our net sales growth and

•	recognition of $0.7 million of net sales in the European and Mexican reportable segments associated with the shipments of previously written-down inventories.
     For the nine months ended June 28, 2008, gross profit and gross margin were impacted by the following:
•	increased net sales in the U.S., Asian, and European reportable segments, along with favorable changes in customer mix, including the large unnamed defense customer, which helped to improve operating efficiencies

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits as a result of additional employees to support net sales growth and increased variable compensation accruals as well as incurring additional depreciation expense and other fixed manufacturing expenses to support our net sales growth

•	recognition of $3.0 million of net sales in the European and Mexican reportable segments associated with shipments of previously written-down inventories and

•	a $5.9 million write-down of inventories in the prior-year period due to financial concerns about a customer.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life-cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Design work performed by us is not our proprietary property and all costs incurred with this work are generally considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
     Selling and administrative expenses. Selling and administrative (S&A) expenses for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	June 28,	June 30,	Increase/		June 28,	June 30,	Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
S&A	$26.4	$20.2	$6.2	31%	$74.0	$61.1	$12.9	21%
Percent of net sales	5.8%	5.3%			5.4%	5.5%

     The dollar increase in S&A for the three months ended June 28, 2008 is attributed to increased compensation expenses for additional salaries to augment business development activities, increased accruals for variable incentive compensation as a result of strong Company performance, additional costs for stock-based compensation and bad debt expense of $1.3 million related to a customer who filed Chapter 11 bankruptcy during the quarter. S&A as a percentage of net sales increased as a result of that additional expense in the three months ended June 28, 2008 as compared to the prior-year period.
     The dollar increase in S&A for the nine months ended June 28, 2008 is attributed to increased compensation expenses for additional salaries to augment business development activities, increased accruals for variable incentive compensation and additional costs for stock-based compensation. S&A as a percentage of net sales decreased as a result of increased net sales in the nine months ended June 28, 2008 as compared to the prior-year period.
     Restructuring Actions: For both the three and nine months ended June 28, 2008, the Company did not incur any restructuring charges.
     For the three months ended June 30, 2007, the Company did not incur any restructuring charges.
     For the nine months ended June 30, 2007, the Company incurred $0.9 million of restructuring charges which consisted of the following:
•	$0.5 million related to severance and retention costs for the Maldon, England facility closure

•	$0.3 million for severance costs at the Kelso, Scotland facility and

•	$0.1 million for severance costs at the Juarez, Mexico facility.
The Maldon facility ceased production on December 12, 2006 and resulted in a workforce reduction of 75 employees. On January 31, 2007, the Company sold the Maldon facility for $4.4 million and recorded a nominal gain on this transaction.
     As of June 28, 2008, we have no remaining restructuring liability. As we have previously announced, we are carefully evaluating the value proposition and long-term viability of each of our United States manufacturing locations; decisions resulting from our review may lead to future restructuring charges. See Note 14 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Other income/expense. As a result of the term loan borrowings under our Amended Credit Facility, we expect our interest expense to increase compared to quarters prior to the third quarter of fiscal 2008.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income tax expense	$4.4	$3.9	$16.7	$10.2
Effective annual tax rate	20%	20%	20%	20%
     We currently expect the annual effective tax rate for fiscal 2008 to be approximately 20 percent. Our tax rates vary based upon the mix of earnings among tax and jurisdictions. Earnings in our Asian locations benefit from negotiated tax holidays, while U.S. earnings are taxed at a combined 38% federal and state tax rate. This variance in tax rates among our locations means that relatively minor changes in production among our locations can result in significant swings in our effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $64.9 million for the nine months ended June 28, 2008, compared to cash flows provided by operating activities of $15.6 million for the nine months ended June 30, 2007. The increase in cash flows provided by operating activities during the nine months ended June 28, 2008 was primarily due to higher earnings and increased accounts payable, partially moderated by increases in inventories.

     As of June 28, 2008, quarterly days sales outstanding in accounts receivable were 48 days as compared to the 54 days for fiscal 2007. The amount of our accounts receivable is up in absolute terms as a result of our increased net sales and timing of customer payments.
     Inventory turnover decreased to 5.1 turns for the nine months ended June 28, 2008 as compared to 5.5 turns for fiscal 2007. Inventory increased $66.5 million from September 29, 2007 to June 28, 2008 as a result of increased materials to support continued revenue growth in the fourth quarter of fiscal 2008 and an increase in finished goods to enhance flexibility and support inventory models such as Direct Order Fulfillment for various customers.
     Investing Activities. Cash flows provided by investing activities totaled $15.4 million for the nine months ended June 28, 2008 and were primarily from net sales of short-term investments, offset by purchases of property, plant and equipment. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2008 to be in the range of $55 million to $60 million, of which $37.9 million were made during the first three quarters of fiscal 2008.
     As of June 28, 2008, we held $2 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments recorded value. Accordingly, we have classified these securities as long-term other assets.
     Financing Activities. Cash flows used in financing activities totaled $28.4 million for the nine months ended June 28, 2008, which primarily represented purchases of common stock related to our share repurchase program, offset by proceeds from the issuance of a $150 million term loan.
     During the second quarter of fiscal 2008, under our accelerated stock repurchase (“ASR”) plan, we paid an aggregate of $100 million for the repurchase of shares. On April 24, 2008, we completed our ASR program with a total of 3.8 million shares classified as treasury stock at a volume-weighted average price of $26.51. See Note 8 to the Condensed Consolidated Financial Statements for further information regarding our share repurchase program.
     In addition to the accelerated repurchase agreements, the Company announced that the remaining $100 million of authorized share repurchases would be repurchased in the open market. Through June 28, 2008, the Company had repurchased 3.0 million shares at a volume-weighted average price of $27.03. Subsequently, the Company purchased an additional 0.7 million shares at a volume-weighted average price of $28.10. These repurchases complete the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87.
     On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of June 28, 2008, we have term loan borrowings of $150 million outstanding and no revolving borrowings under the Amended Credit Facility.
     The Amended Credit Facility amended and restated our prior revolving credit facility (“Revolving Credit Facility”) with a group of banks that allowed us to borrow up to $200 million of which $100 million was committed. The Revolving Credit Facility was due to expire on January 12, 2012 and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Amended Credit Facility.

     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of June 28, 2008, we were in compliance with all debt covenants. Interest on borrowing varies depending upon our then-current total leverage ratio; as of June 28, 2008, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.25 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     We believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2008. Although net sales growth anticipated for the last quarter of fiscal 2008 is expected to increase our working capital needs, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 28, 2008 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2013 and
	Total	in 2008	2009-2010	2011-2012	thereafter
Long-Term Debt Obligations (1)	$150.0	$7.5	$30.0	$30.0	$82.5
Capital Lease Obligations	38.5	1.0	8.1	8.5	20.9
Operating Lease Obligations	44.5	3.1	16.1	11.0	14.3
Purchase Obligations (2)	254.8	208.3	46.5	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	7.2	0.3	1.4	1.1	4.4
Other Long-Term Liabilities not on the Balance Sheet (4)	1.8	0.2	1.6	—	—

Total Contractual Cash Obligations	$496.8	$220.4	$103.7	$50.6	$122.1

(1)	- As of April 4, 2008, we entered into an amended and restated credit agreement and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

(2)	- As of June 28, 2008, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

(3)	- As of June 28, 2008, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” We have excluded, from the above table, the impact of approximately $5.0 million related to unrecognized income tax benefits as of June 28, 2008, due to the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in

Income Taxes — an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

(4)	- As of June 28, 2008, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2007 Annual Report on Form 10-K. During fiscal 2008 there were no material changes to these policies. Our more critical accounting policies are as follows:
     Impairment of Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 2001, we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.
     Intangible Assets - Under SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead we test those assets for impairment, at least annually, and recognize any related losses when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year or more frequently if an event or circumstance indicates that an impairment has occurred.
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
     Revenue - Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed and determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
     Derivatives and Hedging Activities — All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income (loss)” accounts within shareholders’ equity.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income (loss)” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in interest expense. The total fair value of these interest rate swap contracts is $2.0 million at June 28, 2008, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 15 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transactions generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of June 28, 2008, we had no foreign currency contracts outstanding.
     Our percentage of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	4%	4%	4%	5%
Total costs	11%	11%	11%	11%

Interest Rate Risk
     We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $150 million in term loans as described in Note 5 in Notes to Consolidated Financial Statements.
     The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.
     Our only material interest rate risk is associated with our Amended Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis over which we pay interest, thus eliminating much of our interest rate risk.
Auction Rate Securities
     As of June 28, 2008, we held $2 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments recorded value. Accordingly, we have classified these securities as long-term other assets.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) are accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2008, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendents: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The plaintiff is opposing the dismissal. The briefing on the defendants’ motion has only recently been completed; the Court has not yet held a hearing or ruled on the motion.
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
ITEM 1A. RISK FACTORS
Our net sales and operating results may vary significantly from quarter to quarter.
     Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume and timing of customer orders relative to our capacity

•	the typical short life-cycle of our customers’ products

•	customers’ operating results and business conditions

•	changes in our customer sales mix

•	failures of our customers to pay amounts due to us

•	volatility of customer orders for certain programs for the Defense sector

•	possible non-compliance with the statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components and

•	changes in U.S. and global economic and political conditions and world events.
The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or there are problems in those market sectors, our net sales and operating results could decline significantly.
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 62 percent of our net sales for both the three and nine months ended June 28, 2008 and 64 percent and 60 percent of our net sales for the three and nine months ended June 30, 2007, respectively. For the three and nine months ended June 28, 2008, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     Our industry frequently sees periods of expansion and contraction to adjust to customers’ needs and market demands. Plexus regularly contends with these issues and must carefully manage its business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, we can find ourselves with either excess or insufficient resources and our business and profitability may suffer.
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
     Periods of contraction or reduced net sales create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment entail short-term costs, reductions in facilities and/or employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges.
     In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above. Even in the current periods in which we have seen an increase in sales, we are evaluating the value proposition and long-term viability of each of our United States manufacturing locations, which also may result in downsizing decisions relating to discreet locations.
Operating in foreign countries exposes us to increased risks, including foreign currency risks.
     We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 42 percent of our revenues for the third quarter of fiscal 2008, and we are considering expanding to additional countries. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:

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
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program. Also, the Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 12 years and 5 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws which took effect on January 1, 2008. These new laws do not materially impact our tax rates in fiscal 2008, but may result in higher tax rates on our operations in those countries in future periods.
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
     The Company has been notified that it is a potential candidate for audit by U.S. Customs. The timing and scope of this audit is uncertain. In preparation for a potential audit, the Company has been reassessing internal policies, procedures and controls respecting import law compliance. The Company has uncovered some deficiencies during this assessment but does not yet know whether such deficiencies affected duties owed by the Company and, if so, whether they will have a material adverse effect on the Company or its results of operations.
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
     Medical — Our net sales to the medical sector, which represented approximately 22 percent of our net sales for the third quarter of fiscal 2008, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations.
     Defense - In recent periods, our net sales to the defense/security/aerospace sector have significantly increased. Companies that design and manufacture for this sector face governmental, security and other requirements. Failure to comply with those requirements could materially affect our financial condition and results of operations. In addition, defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders.
     While those arrangements may result in a significant amount of net sales in a short period of time as happened in the first half of fiscal 2008, they may or may not result in continuing long-term relationships. Even in the case of continuing long-term relationships, orders in the defense sector can be episodic and vary significantly from period to period.
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
     We are nearing completion of a multi-year project to install a common ERP platform and associated information systems at most of our locations. As of June 28, 2008, all manufacturing facilities are currently managed on the common ERP platform. The conversion timetable for the remaining Plexus entities and project scope are subject to change based upon our evolving needs. Any delay in the implementation or execution of the common ERP platform, as well as other information systems, could result in adverse consequences, including disruption of operations, loss of information and unanticipated increases in expense.
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
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. The two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. Although the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint, the plaintiff has asked the court to deny our motion and the court has not yet held a hearing or ruled on it. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. We could be subject to additional or related lawsuits or other inquiries in connection with this matter. The defense of this lawsuit, and any future lawsuits, could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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
     As of June 28, 2008, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for this investment failed during the second and third quarters of fiscal 2008 and there is no assurance that auctions on these securities will succeed.
     An auction failure means that the parties wishing to sell their securities could not do so. As a result, our ability to liquidate and fully recover the carrying value of our adjustable rate securities in the near term may be limited or not exist. These developments have resulted in the classification of these securities as long-term investments in our condensed consolidated financial statements. If the issuers of these adjustable rate securities are unable to successfully close future auctions or their credit quality deteriorates, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended June 28, 2008.

				Maximum
			Total number	approximate dollar
			of shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be
	of shares	price paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs*
March 30 to April 26, 2008	84,413	$26.58	84,413	$121,109,000

April 27 to May 24, 2008	2,489,398	26.10	2,489,398	$56,142,000

May 25 to June 28, 2008	1,299,568	28.51	1,299,568	$19,085,000

Total	3,873,379	$26.92	3,873,379

*	On February 25, 2008, Plexus adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated repurchase program and an additional $100 million of open market purchases. See Note 7 in Notes to Condensed Consolidated Financial Statements for further information about our stock repurchase program.
     Pursuant to the terms of the accelerated repurchase program, a total of $100 million was paid to Morgan Stanley on February 26, 2008 to fund the accelerated repurchases to be made by it. The accelerated repurchases were completed in April 2008, with a total repurchase of 3.8 million shares at a volume-weighted average price of $26.51.
     In addition to the accelerated repurchase agreements, the Company announced that the remaining $100 million of authorized share repurchases would be repurchased in the open market. Through June 28, 2008, the Company had repurchased 3.0 million shares at a volume-weighted average price of $27.03. Subsequently, the Company purchased an additional 0.7 million shares at a volume-weighted average price of $28.10. These repurchases complete the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87.
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

8/1/08	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

8/1/08	/s/ Ginger M. Jones

Date	Ginger M. Jones
Vice President and Chief Financial Officer