Form 10-K
period 2008-09-27
PLEXUS CORP
filed 2008-11-18
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-14824
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1344447
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(920) 722-3451
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Global Select Market
Preferred Share Purchase Rights	The NASDAQ Global Select Market
          Securities registered pursuant to Section 12(g) of the Act:     None
          Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of March 29, 2008, 43,630,219 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $27.06 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 328,756 shares reported as beneficially owned by directors and executive officers — does not constitute an admission as to affiliate status) was approximately $1,171.7 million.
          As of November 10, 2008, there were 39,326,467 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated

Proxy Statement for 2009 Annual	Part III
Meeting of Shareholders

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in the Form 10-K that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders, especially in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risks relative to a new confidential customer in the Industrial/Commercial sector, including customer delays, start-up costs, our potential inability to execute and lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	the weakness of the economy and the instability of the global banking and financial markets and the potential inability of Plexus or our customers or suppliers to access cash investments and credit facilities

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions

•	the adequacy of restructuring and similar charges as compared to actual expenses, including the announced closure of our Ayer, Massachusetts facility

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	the effect of general economic conditions and world events (such as changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below, especially under the heading “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
          In addition, see Risk Factors in Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results.
*     *     *
PART 1
ITEM 1. BUSINESS
Overview
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design validation; regulatory compliance support; prototyping and new product introduction;

manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
          Plexus is passionate about its goal to be the best EMS company in the world at providing services for customers that have mid-to-lower-volume requirements and a higher mix of products. We have tailored our engineering services, manufacturing operations, supply-chain management, workforce, business intelligence systems, financial goals and metrics specifically to support these types of programs. Our flexible manufacturing facilities and processes are designed to accommodate customers with multiple product-lines and configurations as well as unique quality and regulatory requirements. Each of these customers is supported by a multi-disciplinary customer team and one or more uniquely configured “focus factories” supported by a supply-chain and logistics solution specifically designed to meet the flexibility and responsiveness required to support that customer’s fulfillment requirements.
          Our go-to-market strategy is also tailored to our target market sectors and business strategy. We have business development and customer management teams that are dedicated to each of the five sectors we serve. These teams are accountable for understanding the sector participants, technology, unique quality and regulatory requirements and longer-term trends. Further, these teams help set our strategy for growth in their sectors with a particular focus on expanding the services and value-add that we provide to our current customers while strategically targeting select new customers to add to our portfolio.
          Our financial model is aligned with our business strategy, with our primary focus to earn a return on invested capital (“ROIC”) in excess of our weighted average cost of capital (“WACC”). The smaller volumes, flexibility requirements and fulfillment needs of our customers typically result in greater investments in inventory than many of our competitors, particularly those that provide EMS services for high-volume, less complex products with less stringent requirements (such as consumer electronics). In addition, our cost structure relative to these peers includes higher investments in selling and administrative costs as a percentage of sales to support our sector-based go-to-market strategy, smaller program sizes, flexibility, and complex quality and regulatory compliance requirements. By exercising discipline to generate a ROIC in excess of our WACC, our goal is to ensure that Plexus creates a value proposition for our shareholders as well as our customers.
          Our customers include both industry-leading OEMs and other technology companies that have never manufactured products internally. As a result of our focus on serving market sectors that rely on advanced electronics technology, our business is influenced by technological trends such as the level and rate of development of telecommunications infrastructure, the expansion of networks and use of the Internet. In addition, the federal Food and Drug Administration’s approval of new medical devices, defense procurement practices and other governmental approval and regulatory processes can affect our business. Our business has also benefited from the trend to increased outsourcing by OEMs.
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
          Established in 1979 as a Wisconsin corporation, we have approximately 7,900 full-time employees, including approximately 1,300 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 19 active facilities in 14 locations, totaling approximately 2.6 million square feet.
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

          Product development and design. We provide comprehensive conceptual design and value-engineering services. These product design services include project management, feasibility studies, product conceptualization, specification development for product features and functions, circuit design (including digital, microprocessor, power, analog, radio frequency (RF), optical and micro-electronics), field programmable gate array design (FPGA), printed circuit board layout, embedded software design, mechanical design (including thermal analysis, plastic components, sheet metal enclosures, and castings), development of test specifications and product validation testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.
          Prototyping and new product introduction services. We provide assembly of prototype products within our operating sites. We supplement our prototype assembly services with other value-added services, including materials management, analysis of the manufacturability and testability of a design, test implementation and pilot production runs leading to volume production. These services link our engineering and our customers’ engineering to our volume manufacturing facilities. These links facilitate an efficient transition from engineering to manufacturing. We believe that these services provide significant value to our customers by accelerating their products’ time-to-market schedule, reducing change activity and providing a robust product set.
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
          Higher-level assembly (HLA). We are increasingly providing more advanced assembly solutions for larger equipment to our customers. These products can be very large and contain a number of printed circuit board assemblies, complex subassemblies and other components. These services include assembly of kiosk products, finished medical products and complex electro-mechanical assemblies known as mechatronics. These products often combine many of the other integrated services we provide and may require more unique facility configurations than we typically employ.
          Fulfillment and logistic services. We provide fulfillment and logistic services to many of our customers. Direct Order Fulfillment (“DOF”) entails receiving orders from our customers that provide the final specifications required by the end-customer. We then Build to Order (“BTO”) and Configure to Order (“CTO”) and deliver the product directly to the end-customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrated with those of our customers to manage the overall supply chain from parts procurement through manufacturing and logistics.
          After-market support. We provide service support for manufactured products requiring repair and/or upgrades, which may or may not be under a customer’s warranty. In support of certain customers, we provide these services for some products which we did not originally manufacture. We provide in and out bound logistics required to support fulfillment and service.
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
          Our manufacturing and engineering facilities are ISO certified to 9001:2000 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 — United States, Asia, Mexico, Europe

•	Environmental Standard ISO — 14001 — Asia, Europe

•	21 CFR Part 820 (FDA) (Medical) — United States, Asia, Mexico

•	Telecommunications Standard TL 9000 — United States, Asia

•	Aerospace Standard AS9100 — United States, Asia

•	ITAR (International Traffic and Arms Regulation) self-declaration — United States

•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 — United States
Customers and Market Sectors Served
          We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2008, we provided services to over 145 customers. For many customers, we provide design and production capabilities, thereby allowing these customers to concentrate on research and development, concept development, distribution, marketing and sales. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.
          Juniper Networks, Inc. (“Juniper”) accounted for 20 percent of our net sales in fiscal 2008. Juniper and General Electric Company (“GE”) accounted for 21 percent and 10 percent, respectively, of our net sales in fiscal 2007 and 19 percent and 12 percent, respectively, of our net sales in fiscal 2006. No other customer accounted for 10 percent or more of our net sales in fiscal 2008, 2007 or 2006. The loss of any of our major customers could have a significant negative impact on our financial results.
          Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.
          The distribution of our net sales by market sectors is shown in the following table:

	Fiscal years ended
	September 27,	September 29,	September 30,
Industry	2008	2007	2006
Wireline/Networking	44%	44%	38%
Wireless Infrastructure	9%	8%	9%
Medical	21%	24%	26%
Industrial/Commercial	16%	15%	18%
Defense/Security/Aerospace	10%	9%	9%

	100%	100%	100%

          Although our current business development focus is based on the end-market sectors noted above, we evaluate our financial performance and allocate our resources on a geographic basis (see Note 13 in Notes to Consolidated Financial Statements regarding our reportable segments).
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
          Occasional component shortages and subsequent allocations by suppliers are an inherent part of the electronics industry. We actively manage our business to try to minimize our exposure to material and component shortages. We have a corporate sourcing and procurement organization whose primary purpose is to develop supply-chain sources and create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Because we design products and therefore can influence the selection of components used in some new products, component manufacturers often provide us with priority access to materials and components, even during times of shortages. We have undertaken a series of initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and other efforts, to improve our overall supply chain flexibility.
New Business Development
          Our new business development is directed primarily through an internal effort organized around end-markets, or market sectors. Each market sector has a team of dedicated, empowered resources including sector vice presidents, customer management vice presidents, sales account executives, customer managers, customer development directors, market sector analysts, and service specialists. Our sales and marketing efforts focus on generating both new customers and expanding business with existing customers. Our ability to provide a full range of product realization services is a marketing advantage; our service specialists participate in marketing through direct customer contact and participation in industry events and seminars.
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
Information Technology
          In 2008, we completed the implementation of an integrated ERP platform that serves all manufacturing sites. This ERP platform augments our other management information systems and includes software from J.D. Edwards (now part of the Oracle Corporation) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information and create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements.
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
          Two European Union (“EU”) directives particularly affect our business from an environmental perspective. The first of these is the Restriction of the use of Certain Hazardous Substances (“RoHS”). RoHS restricts within the

EU the distribution of products containing certain substances, with lead being the restricted substance most relevant to us. The second EU directive is the Waste Electrical and Electronic Equipment directive, which requires a manufacturer or importer, at its own cost, to take back and recycle all of the products it either manufactured in or imported into the EU. Since both of these EU directives affect the worldwide electronics supply-chain, we expect that there will be further collaborative efforts with our suppliers and customers to develop compliant processes and products, although to date the cost of such efforts to us and our liability for non-compliance has been nominal.
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
          We employ approximately 7,900 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In Europe, approximately 150 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.
ITEM 1A RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
          Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume and timing of customer orders relative to our capacity

•	the typical short life-cycle of our customers’ products

•	customers’ operating results and business conditions

•	changes in our customers’ sales mix

•	failures of our customers to pay amounts due to us

•	volatility of customer orders for certain programs and sectors

•	possible non-compliance with the statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components and

•	changes in U.S. and global economic and political conditions and world events.
The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or there are problems in those market sectors, our net sales and operating results could decline significantly.
          Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent, 61 percent and 59 percent of our net sales for fiscal 2008, 2007 and 2006, respectively. For fiscal 2008 there was one customer that represented 10 percent or more of our net sales. For 2007 and 2006, there were two customers that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.

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
The global credit market crisis and economic weakness may adversely affect our earnings, liquidity and financial condition.
          Global financial and credit markets recently have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. The instability of the markets and weakness of the economy could affect the demand for our customers’ products, the amount, timing and stability of their orders to us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us. These factors could adversely affect our operations, earnings and financial condition.
          In addition, continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. We encountered a situation in which we were unable to make such sales as described below in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Auction Rate Securities.” This instability also could affect the prices at which we could make any such sales, which also could adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital, if needed.
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
          Defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense regarding whether to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders. While those arrangements may result in a significant amount of net sales in a short period of time as happened in the first half of fiscal 2008, they may or may not result in continuing long-term projects or relationships. Even in the case of continuing long-term projects or relationships, orders in the defense sector can be episodic and vary significantly from period to period.

Our manufacturing services involve inventory risk.
          Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required raw materials and component parts. Excess or obsolete inventory could adversely affect our operating results.
          In our turnkey operations, we order materials and components based on customer forecasts and/or orders. Suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete raw materials or component parts. While we attempt to cancel, return or otherwise mitigate excess and obsolete materials and components and require customers to reimburse us for excess and obsolete inventory, we may not actually be reimbursed timely or be able to collect on these obligations.
          In addition, we provide managed inventory programs for some of our key customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to the risk of enforcing those obligations.
We may experience raw material and component parts shortages and price fluctuations.
          We do not have any long-term supply agreements. At various times, we have experienced raw material and component parts shortages due to supplier capacity constraints or their failure to deliver. At times, raw material and component parts shortages have been prevalent due to industry-wide conditions, and such shortages can be expected to recur from time to time. World events, such as foreign government policies, terrorism, armed conflict, economic recession and epidemics, could also affect supply chains. We rely on a limited number of suppliers for many of the raw materials and component parts used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component part. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering raw materials or component parts timely or at all. Supply shortages and delays in deliveries of raw materials or component parts have resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
          Raw material and component part supply shortages and delays in deliveries have also resulted in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in raw material or component part prices and other factors, we typically bear the risk of price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, raw material and component part price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.
Failure to manage periods of growth or contraction, if any, may seriously harm our business.
          Our industry frequently sees periods of expansion and contraction to adjust to customers’ needs and market demands. Plexus regularly contends with these issues and must carefully manage its business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer.
          Expansion can inherently include additional costs and start-up inefficiencies. We are currently contemplating possible expansion of our operations to other countries. In fiscal 2007, we expanded our operations in Asia, including the addition of a third facility in Penang, Malaysia, as well as the doubling of capacity in our existing facility in Xiamen, China. We recently announced a planned expansion in Hangzhou, China. If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value

•	additional fixed costs which may not be fully absorbed by new business

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources and

•	inability to locate sufficient customers, employees or management talent to support the expansion.
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
          In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. For example, we recently announced that we would close our Ayer, Massachusetts facility in fiscal 2009, even though we are expanding in other areas. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above.
Operating in foreign countries exposes us to increased risks, including foreign currency risks.
          We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 39 percent of our revenues for fiscal 2008, compared to 37 percent of revenue in fiscal 2007. We have announced expansion plans in China and are considering expanding to additional countries. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
•	economic, political or civil instability

•	transportation delays or interruptions

•	foreign exchange rate fluctuations

•	difficulties in staffing and managing foreign personnel in diverse cultures

•	the effects of international political developments and

•	foreign regulatory requirements.
          We do not generally “hedge” foreign currencies. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
          In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 11 years and 5 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws that took effect on January 1, 2008. These new laws did not materially impact our tax rates in fiscal 2008, but may result in higher tax rates on our operations in those countries in future periods.
We and our customers are subject to extensive government regulations.
          We are subject to extensive regulation relating to the products we design and manufacture and as to how we conduct our business. These regulations affect the sectors we serve and every aspect of our business, including our labor, employment, workplace safety, environmental and import/export practices, and many other facets of our operations. Our failure to comply with these regulations could seriously affect our operations and profitability.
          Our medical sector business, which represented approximately 21 percent of our net sales for fiscal 2008, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations.
          We also design and manufacture products for customers in the defense and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Federal Aviation Authority, and other governmental agencies. Failure to comply with those requirements could result in fines, penalties, injunctions, criminal prosecution, and an inability to participate in contracts with the government or their contractors, any of which could materially affect our financial condition and results of operations.
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
          At the corporate level, as a publicly-held company, we are subject to increasingly stringent laws, regulation and other requirements affecting among other things our accounting, corporate governance practices, and securities disclosures. Our failure to comply with these requirements could materially affect our financial condition and results of operations.
          The growth and changing requirements of our business are imposing on us heightened import and export compliance requirements. We have been notified that we are a potential candidate for audit by U.S. Customs. The timing and scope of this audit is uncertain. In preparation for a potential audit, we have reassessed internal policies, procedures and controls respecting import law compliance. We have uncovered some deficiencies during this assessment but do not yet know whether such deficiencies affected duties owed by us and, if so, whether they will have a material adverse effect on Plexus or our results of operations.
          Our operations are subject to federal, state, and local environmental regulations pertaining to air, water, and hazardous waste and the health and safety of our workplace. If we fail to comply with present and future regulations, we could be subject to liabilities or the suspension of business. These regulations could restrict our ability to expand our facilities or require us to acquire costly equipment or incur significant expense associated with the ongoing operation of our business or remediation efforts.
          Our customers are also required to comply with various government regulations and legal requirements, including many of the industry-specific regulations which we discuss above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. The processes we engage in for these customers must comply with the relevant regulations. In addition, if our customers are required by regulation or other legal requirements to make changes in their product lines, these changes could significantly disrupt particular projects for these customers and create inefficiencies in our business.
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
          The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs as well as in program transfers between facilities. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
          The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct those transfers on a regular basis to address factors such as meeting customer needs, seeking long-term efficiencies or responding to market conditions. As a result of our decision to close our Ayer, Massachusetts facility, we will also be transitioning customer programs from that site to other Plexus facilities. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
There may be problems with the products we design or manufacture that could result in claims against us and reduced demand for our services.
          The products that we design and/or manufacture may be subject to liability or claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ specifications, many of which are highly complex. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design and/or manufacturing of these products. Problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications or in the design or manufacturing processes or by a component defect, and whether or not we are responsible, may result in delayed shipments to customers and/or reduced or cancelled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product and/or injury to person or property. Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. We occasionally incur costs defending claims and any such disputes could affect our business relationships.
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
          Additionally, if third parties on whom we rely for products or services, such as component suppliers, are responsible for an infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly.

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
          Factors affecting the electronics industry, in particular short product life-cycles, could seriously affect our customers and, as a result, Plexus. These factors include:
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
          From time to time, there are changes and developments, such as retirements, disability, death and other terminations of service that affect our executive officers and other key employees. Transitions of responsibilities among officers and key employees, particularly those that are unplanned, inherently can cause disruptions to our business and operations, which could have an effect on our results.
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
          Under our Amended Credit Facility, we have borrowed $150 million in term loans and can borrow up to $200 million in revolving loans of which $100 million is currently available, depending upon compliance with its defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations.

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
          In addition, the stock market in general, and share prices for technology companies in particular, have from time to time experienced extreme volatility, including weakness, that sometimes has been unrelated to the operating performance of these companies. These broad market and industry fluctuations, and concerns affecting the economy generally, may adversely affect the market price of our common stock, regardless of our operating results.
          Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices that they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.
ITEM 1B UNRESOLVED SEC STAFF COMMENTS
          Not applicable.

ITEM 2. PROPERTIES
          Our facilities comprise an integrated network of engineering and manufacturing centers with corporate headquarters located in our engineering facility in Neenah, Wisconsin. We own or lease facilities with approximately 2.8 million square feet of capacity. This includes approximately 1.6 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.9 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.2 million square feet of this capacity is subleased. Our facilities are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	671,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1) (2)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois (1) (3)	Manufacturing/Warehouse	189,000	Leased
Xiamen, China	Manufacturing	120,000	Leased
Hangzhou, China (4)	Manufacturing	106,000	Leased
Ayer, Massachusetts (5)	Manufacturing	65,000	Leased
Kelso, Scotland	Manufacturing	57,000	Leased
Fremont, California (6)	Manufacturing	46,000	Leased
Galashiels, Scotland (7)	Manufacturing/Warehouse	10,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado	Engineering	24,000	Leased
Raleigh, North Carolina (1)	Engineering	19,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin	Office/Warehouse	48,000	Leased
Neenah, Wisconsin (1)	Office	39,000	Leased
Neenah, Wisconsin (8)	Warehouse	39,000	Leased
Jedburgh, Scotland (9)	Warehouse	4,000	Leased

San Diego, California (10)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	Purchased a 205,000 square foot building early in fiscal 2009.

(3)	We entered into a new lease agreement in September 2008 for an additional 48,000 square feet of manufacturing and warehouse space.

(4)	We entered into a new lease agreement in August 2008 for manufacturing.

(5)	As previously announced, we anticipate closing this facility in the second quarter of fiscal 2009.

(6)	Our lease expired on the previous 36,000 square foot facility and we entered into a new lease agreement for a new facility in August 2008.

(7)	We entered into a new lease agreement in August 2008 for manufacturing and warehouse space.

(8)	We entered into a new lease agreement in April 2008 for warehousing.

(9)	This lease expired September 2008 and we are currently renting the space month-to-month as we vacate the property.

(10)	This building is subleased and no longer used in our operations.
ITEM 3. LEGAL PROCEEDINGS
          Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The plaintiff is opposing the dismissal. The briefing on the defendants’ motion has been completed; however, the Court has not yet held a hearing or ruled on the motion.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	50	President, Chief Executive Officer and Director
Ginger M. Jones	44	Vice President and Chief Financial Officer
Michael D. Buseman	47	Senior Vice President - Global Manufacturing Operations
Thomas J. Czajkowski	44	Vice President and Chief Information Officer
Steven J. Frisch	42	Senior Vice President - Global Engineering Services
Todd P. Kelsey	43	Senior Vice President - Global Customer Services
Yong Jin Lim	48	Regional President - Plexus Asia Pacific
Joseph E. Mauthe	46	Vice President - Global Human Resources
Angelo M. Ninivaggi	41	Vice President, General Counsel, Secretary and Corporate Compliance Officer
George W.F. Setton	62	Corporate Treasurer and Chief Treasury Officer
Michael T. Verstegen	50	Senior Vice President - Global Market Development
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

Michael D. Buseman joined Plexus in 2006 and began serving as Senior Vice President — Global Manufacturing Operations in August 2007. Previously, he held various management roles in the Company including Vice President for Plexus Electronic Assembly — North American Operations and Vice President Manufacturing Technology and Quality. Prior to joining Plexus, Mr. Buseman served as Vice President and General Manager of Operations in Arden Hills, Minnesota for Celestica, Inc. from 2003 to 2006.
Thomas J. Czajkowski joined Plexus in 2001 and has served as Vice President and Chief Information Officer since 2002.
Steven J. Frisch joined Plexus in 1990 and began serving as Senior Vice President — Global Engineering Services in August 2007. Previously, Mr. Frisch served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.
Todd P. Kelsey joined Plexus in 1994 and began serving as Senior Vice President — Global Customer Services in August 2007. Previously, Mr. Kelsey served as Vice President and then Senior Vice President of Plexus Technology Group from 2001 to 2007.
Yong Jin Lim joined Plexus in 2002 and began serving as Regional President — Plexus Asia Pacific in August 2007. From 2003 to 2007 he served as Vice President of Operations — Asia.
Joseph E. Mauthe joined Plexus in 2007 and began serving as Vice President — Global Human Resources in February 2008. Prior to joining Plexus, Mr. Mauthe served as Senior Director, Human Resources and various other positions for Kimberly-Clark Corporation from 1985 to 2007.
Angelo M. Ninivaggi joined Plexus in 2002 as Director of Legal Services. Since 2006, Mr. Ninivaggi has served as Vice President, General Counsel and Secretary. Since November 2007, Mr. Ninivaggi has also served as Corporate Compliance Officer.
George W.F. Setton joined Plexus in 2001 as Corporate Treasurer and Chief Treasury Officer.
Michael T. Verstegen joined Plexus in 1983 serving in various engineering positions and has served as Senior Vice President, Global Market Development since 2006. Prior thereto, he served as Vice President from 2002 to 2006.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
          For the fiscal years ended September 27, 2008 and September 29, 2007, the Company’s common stock has traded on the Nasdaq Stock Market, in the Nasdaq Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended September 27, 2008			Fiscal Year Ended September 29, 2007
	High	Low		High	Low
First Quarter	$32.47	$24.38	First Quarter	$26.85	$18.96
Second Quarter	$29.51	$17.78	Second Quarter	$24.47	$15.78
Third Quarter	$30.49	$22.13	Third Quarter	$23.75	$17.01
Fourth Quarter	$32.17	$20.64	Fourth Quarter	$28.58	$20.14

Performance graph
          The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronics Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2003 in Plexus common stock and in each of the indices.
Comparison of Cumulative Total Return

	2003	2004	2005	2006	2007	2008
Plexus	100	71	110	124	176	140

Nasdaq-US	100	106	121	128	151	125

Nasdaq-Electronics	100	84	94	96	125	90
Shareholders of Record; Dividends
          As of November 10, 2008, there were approximately 720 shareholders of record. We have not paid any cash dividends. We anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

Issuer Purchases of Equity Securities
          The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 27, 2008.

Maximum
			Total number	approximate dollar
			of shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be
	of shares	price paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs*

June 29 to July 26, 2008	679,154	$28.10	679,154	$—

July 27 to August 23, 2008	—	—	—	$—

August 24 to September 27, 2008	—	—	—	$—

Total	679,154	$28.10	679,154

*	On February 25, 2008, Plexus adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated repurchase program and an additional $100 million of open market purchases. See Note 7 in Notes to Consolidated Financial Statements for further information about our stock repurchase program.
          The share purchases made during the fourth quarter of 2008 completed the repurchase program; all repurchases during the quarter were made in the open market. During fiscal 2008, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average per share price of $26.87.

ITEM 6. SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
	September 27,		September 29,		September 30,		October 1,		September 30,
	2008		2007		2006		2005		2004

Operating Statement Data

Net sales	$1,841,622		$1,546,264		$1,460,557		$1,228,882		$1,040,858

Gross profit	205,761		163,539		158,700		105,736		86,778

Gross margin percentage	11.2%		10.6%		10.9%		8.6%		8.3%

Operating income (loss)	102,827	(1)	79,438	(2)	80,262		(9,745	)(4)	9,216	(5)

Operating margin percentage	5.6%		5.1%		5.5%		(0.8%)		0.9%

Net income (loss)	84,144	(1)	65,718	(2)	100,025	(3)	(12,417	)(4)	(31,580	)(5)

Earnings (loss) per share (diluted)	$1.92	(1)	$1.41	(2)	$2.15	(3)	$(0.29	)(4)	$(0.74	)(5)

Cash Flow Statement Data

Cash flows provided by (used in) operations	$64,181		$38,513		$83,084		$81,967		$(21,352)

Capital equipment additions	54,329		47,837		34,865		21,707		18,086

Balance Sheet Data

Working capital	$439,077		$427,116		$359,068		$239,392		$215,360

Total assets	992,230		916,516		801,462		602,040		545,708

Long-term debt and capital lease obligations	154,532		25,082		25,653		22,310		23,160

Shareholders’ equity	473,945		573,265		481,567		340,015		351,413

Return on average assets	8.8%		7.7%		14.3%		(2.2%)		(5.7%)

Return on average equity	16.1%		12.5%		24.3%		(3.6%)		(8.7%)

Inventory turnover ratio	5.3	x	5.5	x	6.4	x	6.4	x	6.2	x

1)	In fiscal 2008, we recorded pre-tax restructuring costs totaling $2.1 million which related primarily to the closure of our Ayer, Massachusetts (“Ayer”) facility and the reduction of our workforce in Juarez, Mexico (“Juarez”).

2)	In fiscal 2007, we recorded pre-tax restructuring and impairment costs totaling $1.8 million which related primarily to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso, Scotland (“Kelso”).

3)	In fiscal 2006, we recorded a favorable adjustment of $17.7 million in the Consolidated Statements of Operations related to the reduction of a previously recorded valuation allowance on our deferred income tax assets in the United States. In addition, we recorded $0.5 million loss, net of tax, related to a cumulative effect of a change in accounting principle related to the adoption of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

4)	In fiscal 2005, we recorded pre-tax restructuring and impairment costs totaling $39.2 million. The restructuring and impairment costs were associated with the impairments of goodwill related to our operations in the United Kingdom and Mexico, the closure of our Bothell, Washington (“Bothell’) facility (announced in fiscal 2004), the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs. We also recorded certain adjustments to previously recognized restructuring and impairment costs.

5)	In fiscal 2004, we recorded restructuring and impairment costs of approximately $9.3 million, which were primarily associated with the remaining lease obligations for two previously abandoned facilities near Seattle, Washington (the “Seattle facilities”), severance costs associated with the closure of our Bothell facility, the impairment of certain abandoned software, and the remaining lease obligation and severance costs related to the consolidation of a satellite PCB-design office in Hillsboro, Oregon into another Plexus design office. In addition, we recorded a $36.8 million valuation allowance for deferred income tax assets.
          We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced electronics design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design validation; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
          Plexus is passionate about its goal to be the best EMS company in the world at providing services for customers that have mid-to-lower-volume requirements and a higher mix of products. We have tailored our engineering services, manufacturing operations, supply-chain management, workforce, business intelligence systems, financial goals and metrics specifically to support these types of programs. Our flexible manufacturing facilities and processes are designed to accommodate customers with multiple product-lines and configurations as well as unique quality and regulatory requirements. Each of these customers is supported by a multi-disciplinary customer team and one or more uniquely configured “focus factories” supported by a supply-chain and logistics solution specifically designed to meet the flexibility and responsiveness required to support that customer’s fulfillment requirements.
          Our go-to-market strategy is also tailored to our target market sectors and business strategy. We have business development and customer management teams that are dedicated to each of the five sectors we serve. These teams are accountable for understanding the sector participants, technology, unique quality and regulatory requirements and longer-term trends. Further, these teams help set our strategy for growth in their sectors with a particular focus on expanding the services and value-add that we provide to our current customers while strategically targeting select new customers to add to our portfolio.
          Our financial model is aligned with our business strategy, with our primary focus to earn a return on invested capital (“ROIC”) in excess of our weighted average cost of capital (“WACC”). The smaller volumes, flexibility requirements and fulfillment needs of our customers typically result in greater investments in inventory than many of our competitors, particularly those that provide EMS services for high-volume, less complex products with less stringent requirements (such as consumer electronics). In addition, our cost structure relative to these peers includes higher investments in selling and administrative costs as a percentage of sales to support our sector-based go-to-market strategy, smaller program sizes, flexibility, and complex quality and regulatory compliance requirements. By exercising discipline to generate a ROIC in excess of our WACC, our goal is to ensure that Plexus creates a value proposition for our shareholders as well as our customers.
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
          The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Item 1A herein.
EXECUTIVE SUMMARY
          Fiscal 2008. Net sales for fiscal 2008 increased by $295.3 million, or 19 percent, over fiscal year 2007 to $1,841.6 million. Our sector-focused business development strategy delivered growth in all five of our end-market sectors. Net sales in the defense/security/aerospace sector exhibited the highest percentage growth due to new program wins and strong end-market demand from the top three customers in this sector and strong demand from our largest defense customer in the first half of fiscal 2008. However, net sales to this customer decreased significantly in the second half of fiscal 2008, from $82.6 million in the first half of the year to $3.1 million in the second half. Net sales in our wireline/networking sector also increased due to increased demand from several customers, including Juniper Networks, Inc. (“Juniper”), our largest customer.
          Gross margin was 11.2 percent for fiscal 2008, which compared favorably to 10.6 percent for fiscal 2007. Gross margin in fiscal 2008 benefited from the operating leverage gained on increased revenues while moderating the increase in fixed manufacturing costs, favorable changes in the customer and sector mix and further operational efficiencies.
          Selling and administrative expenses were $100.8 million for fiscal 2008, an increase of $18.6 million, or 22.6 percent, from the $82.3 million for fiscal 2007. The current-year period had increased variable incentive compensation of $5.5 million over the prior-year period, as well as increased stock-based compensation expense of $1.9 million. In addition, salaries and benefits increased, reflecting wage increases and additional headcount.
          Net income for fiscal 2008 was $84.1 million and diluted earnings per share were $1.92, which compared favorably to net income of $65.7 million, or $1.41 per diluted share, for fiscal 2007. Fiscal 2008 was favorably impacted by an 18 percent effective tax rate, a decrease from the 22 percent effective tax rate in fiscal 2007.
          Fiscal 2007. Net sales for fiscal 2007 increased by $85.7 million, or 6 percent, over fiscal 2006 to $1,546.3 million. Net sales in our wireline/networking sector in fiscal 2007 were positively impacted by increased demand from several customers, including Juniper. Our wireless infrastructure sector experienced flat revenues, while our remaining sectors were impacted unfavorably by reduced demand from several customers. Net sales in the defense/security/aerospace sector experienced episodic demand from our largest defense sector customer during fiscal 2007.
          Gross margin was 10.6 percent for fiscal 2007, which compared unfavorably to 10.9 percent for fiscal 2006. Gross margin in fiscal 2007 was negatively impacted by increased fixed manufacturing costs to support growth in Asia, lower pricing, changes in customer mix and the write-down of inventory.
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

          Other. The effective income tax rates for fiscal 2008, 2007 and 2006 were 18 percent, 22 percent and (20.6) percent, respectively. The decrease in our effective tax rate from fiscal 2007 to fiscal 2008 is primarily due to a higher proportion of income in Malaysia and China, where we currently have reduced tax rates due to tax holidays which extend through 2019 and 2013, respectively. Our effective tax rate increased in fiscal 2007 from fiscal 2006 because we recorded a tax provision associated with U.S. pre-tax income in fiscal 2007 whereas no such tax provision was required for the prior fiscal year. During fiscal 2006, we recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on U.S. deferred income tax assets and increased income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the United Kingdom. In the fourth quarter of fiscal 2006, we reversed $17.7 million of the previously recorded valuation allowance as a credit to income tax.
          We currently expect the annual effective tax rate for fiscal 2009 to be approximately 15 percent due to the mix of pre-tax income expected to occur in each tax jurisdiction. Due to significant tax rate differences in the jurisdictions in which we operate, our effective tax rate can change significantly as the relative amount of income earned in these jurisdictions changes. China and Mexico passed new tax laws that were effective on January 1, 2008. Those new laws may result in higher tax rates on our operations in those countries in fiscal 2009 and beyond.
          ROIC. One of our metrics for measuring financial performance is after-tax ROIC, which in fiscal 2008 exceeded our estimated 15 percent WACC. We define after-tax ROIC as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period. Capital employed is defined as equity plus debt, less cash and cash equivalents and short-term investments. ROIC was 20.1 percent, 17.6 percent and 28.8 percent for fiscal 2008, 2007 and 2006, respectively. See the table below for our calculation of ROIC (dollars in millions):

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Operating income (tax effected), excluding unusual charges	$86.1	$63.4	$79.8

Average capital employed	428.7	360.3	277.0

After-tax ROIC	20.1%	17.6%	28.8%
          For a reconciliation of ROIC to our financial statements that were prepared using generally accepted accounting priciples (“GAAP”), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
          Fiscal 2009 outlook. Our financial goals for fiscal 2009 are to build on the prior year’s achievements and to focus on attaining organic net sales growth and further improvements in operating income while maintaining our ROIC above our estimated WACC. Over the past several years, we have consistently set our target annual revenue growth range at 15 percent to 18 percent. However, given the current macroeconomic environment and our uncertainty in longer range customer forecasts, we are refraining from providing full year fiscal 2009 revenue targets until forecasts begin to stabilize and visibility improves.
          We currently expect net sales in the first quarter of fiscal 2009 to be in the range of $455 million to $480 million; however, our results will ultimately depend upon the actual level of customer orders, which could vary. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.38 to $0.43 per diluted share in the first quarter of fiscal 2009.
          See “Risk Factors,” in Item 1A hereof, which sets forth some of the other factors which could effect our net sales, operations and earnings going forward.

REPORTABLE SEGMENTS
               A further discussion of our fiscal 2008 and 2007 financial performance by reportable segment is presented below (dollars in millions):

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Net sales:
United States	$1,267.9	$1,080.7	$1,052.5
Asia	574.1	427.2	315.5
Mexico	78.3	76.3	87.3
Europe	68.8	68.3	94.3
Elimination of inter-segment sales	(147.5)	(106.2)	(89.0)

	$1,841.6	$1,546.3	$1,460.6

Operating income (loss):
United States	$116.1	$97.0	$103.1
Asia	59.5	40.7	27.8
Mexico	(2.7)	(11.6)	(4.2)
Europe	7.3	3.7	3.6
Corporate and other costs	(77.4)	(50.4)	(50.0)

	$102.8	$79.4	$80.3

•	United States:

Net sales for fiscal 2008 increased $187.2 million, or 17.3 percent, over fiscal 2007 to $1,267.9 million. This growth reflected higher demand from an unnamed defense/security/aerospace customer, a wireless infrastructure customer and several wireline /networking customers, including Juniper. Operating income for fiscal 2008 improved $19.1 million from fiscal 2007 primarily as a result of increased sales and favorable changes in customer mix, offset by bad debt expense of approximately $1.3 million related to a customer that filed Chapter 11 bankruptcy during the year. In addition, operating income in the prior-year period was negatively impacted by a $5.9 million write-down of inventories.

Net sales for fiscal 2007 increased $28.2 million, or 2.7 percent, over fiscal 2006 to $1,080.7 million. This growth reflected increased sales to several customers within the wireline/networking sector, including Juniper. Operating income for fiscal 2007 declined $6.1 million from fiscal 2006, due to an unfavorable customer mix, lower pricing, a $1.3 million warranty-related charge and a $5.9 million write-down of inventories in the second quarter of fiscal 2007 due to financial concerns about a customer. In the third and fourth quarters of fiscal 2007, we partially offset the inventory write-down discussed above due to recognition of $4.7 million of revenue associated with the cash collection and subsequent shipments of this customer’s inventory, which resulted in a pre-tax net impact recovery of $4.0 million.

•	Asia:

Net sales for fiscal 2008 increased $146.9 million, or 34.4 percent, over fiscal 2007 to $574.1 million. This growth reflected increased net sales to several customers, with the most significant customer growth coming from a customer in the medical sector, two customers in the wireline/networking sector and a customer in the industrial/commercial sector. Operating income improved $18.8 million to $59.5 million for fiscal 2008 as compared to fiscal 2007. Operating income improved primarily as a result of higher net sales and operating efficiencies resulting from higher production levels. Increased operating income was partially offset by higher fixed manufacturing costs associated with the expansion of facilities and related production equipment, as well as additional selling and administrative costs incurred to support growth.

Net sales for fiscal 2007 increased $111.8 million, or 35.4 percent, over fiscal 2006 to $427.2 million. This growth reflected increased demand from wireline/networking, wireless infrastructure and medical customers as well as the transfer of a medical program from the United States. Operating income improved $12.9 million to $40.7 million for fiscal 2007 as compared to fiscal 2006. Earnings benefited from the incremental net sales and the operating efficiencies from the higher production levels. The increase in operating income was moderated by the increased fixed manufacturing costs associated with the expansion of facilities as well as additional selling and administrative costs incurred to support the revenue growth.

•	Mexico:

Net sales for fiscal 2008 increased $2.0 million, or 2.6 percent, over fiscal 2007 to $78.3 million. The net sales increase was primarily driven by increased demand from an industrial/commercial customer as well as a new wireline/networking customer, offset by decreased demand from two medical customers. Operating loss improved $8.9 million from the prior-year period to a loss of $2.7 million. The significant improvement from fiscal 2007 resulted from a concentrated effort to improve operating results and profitability. This included the replacement of certain key members of the leadership team, headcount reductions to better align the cost structure to revenue and assistance from other Plexus resources as needed. In addition, fiscal 2008 results benefited from approximately $2.6 million of revenue from shipping previously written-down inventories and the ramping up of production for several new customers of the site.

Net sales in fiscal 2007 declined by $11.1 million, or 12.7 percent, from fiscal 2006, to $76.3 million. The decline in net sales was related to a wireless infrastructure customer going end-of-life as well as reduced demand from an industrial customer that disengaged. Operating losses widened to $(7.4) million as a result of the reduction in net sales and the write-down of $2.6 million of inventory for customers going end-of-life.

•	Europe:

Net sales for fiscal 2008 increased $0.5 million, or 0.7 percent, over fiscal 2007 to $78.3 million. The change in net sales can be attributed to increased demand from two customers offsetting the loss of three customer programs that went end-of-life. Operating income improved $3.6 million to $7.3 million for fiscal 2008 as compared to fiscal 2007, primarily as a result of favorable changes in customer mix and the recognition of $1.2 million of revenue related to the shipment of previously written-down inventories.

Net sales in fiscal 2007 declined by $26.1 million, or 27.6 percent, from fiscal 2006, to $68.3 million. The revenue decline was attributable to three programs going end of life. Operating income increased $0.2 million or 5.0 percent, to $3.7 million for fiscal 2007 due to the reduced fixed manufacturing and administrative costs associated with the closure of the Maldon facility in the second quarter of fiscal 2007 as well as the recognition of $0.6 million of revenue related to the cash collection and subsequent shipment of previously written down inventory for a financially distressed customer in fiscal 2006.
          For our significant customers, we generally manufacture products in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to GE, another significant customer, occur in the United States, Asia, Mexico and Europe. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
FACILITY CLOSURES/EXPANSIONS
          In early fiscal 2009, we purchased a second manufacturing facility in Appleton, Wisconsin. The new facility provides an additional 205,000 square feet of manufacturing space. We expect to begin manufacturing in this facility in the first half of fiscal 2009. See Note 15 in Notes to Consolidated Financial Statements for a discussion of this subsequent event.
          In fiscal 2008, we announced our intention to close our Ayer manufacturing facility and transition the customer programs to other facilities in our organization. The decision was the result of our proactive strategic planning process. After this analysis we determined that the Ayer facility was not strategically aligned with our future growth prospects and we could provide greater value to its customers by providing services at other Plexus locations. The closure of the facility is expected by March 2009.
          In fiscal 2008, we announced the addition of a new facility in Hangzhou, China. The leased facility is expected to require an investment of approximately $1.5 million for the leasehold and building improvements. The new facility will provide approximately 106,000 square feet of manufacturing space. We expect to begin manufacturing in the new facility during the first quarter of fiscal 2009.

          In fiscal 2006, we announced our intention to close the Maldon manufacturing facility and transition the customer programs to our Kelso manufacturing facility. The decision was the result of reduced customer demand in the United Kingdom. The Maldon facility was closed in the second quarter of fiscal 2007.
          In fiscal 2006, we announced the purchase of a third manufacturing and engineering facility in Penang, Malaysia (“Penang”). The new facility provides an additional 364,000 square feet of manufacturing space. The initial investment for the facility of approximately $11.0 million was completed in the first quarter of fiscal 2007; we began manufacturing in the second quarter of fiscal 2007.
          In fiscal 2006, we also announced the expansion of our manufacturing facility in Xiamen, China by approximately 60,000 square feet. This increased our manufacturing capacity at this facility to 120,000 square feet. We began manufacturing in the additional space during the second quarter of fiscal 2008.
RESULTS OF OPERATIONS
          Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 27,	September 29,	Increase/		September 29,	September 30,	Increase/
	2008	2007	(Decrease)		2007	2006	(Decrease)
Net sales	$1,841.6	$1,546.3	$295.3	19.1%	$1,546.3	$1,460.6	$85.7	5.9%
          Net sales for fiscal 2008 increased 19 percent from fiscal 2007. The net sales growth was due to increased demand from customers in each of our five end-market sectors. Significant increases were noted in our wireline/networking, defense/security/aerospace and industrial/commercial sectors. Increases in the wireline/networking sector included increases with our largest customer, Juniper.
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
          Our net sales percentages by market sector for the indicated periods were as follows:

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Wireline/Networking	44%	44%	38%
Wireless Infrastructure	9%	8%	9%
Medical	21%	24%	26%
Industrial/Commercial	16%	15%	18%
Defense/Security/Aerospace	10%	9%	9%

	100%	100%	100%

          The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Juniper	20%	21%	19%
GE	*	10%	12%
Top 10 customers	60%	61%	59%

*	Represents less than 10 percent of net sales

          Net sales to our customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and our customer concentration has remained at or above 60 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.
          Gross profit. Gross profit and gross margin for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 27,	September 29,	Increase/		September 29,	September 30,	Increase/
	2008	2007	(Decrease)		2007	2006	(Decrease)
Gross Profit	$205.8	$163.5	$42.3	25.9%	$163.5	$158.7	$4.8	3.0%

Gross Margin	11.2%	10.6%			10.6%	10.9%
          For fiscal 2008, gross profit and gross margin were impacted by the following factors:
•	increased net sales in all four (U.S., Asian, Mexican and European) reportable segments

•	favorable changes in customer mix, including an increase in sales during the first half of fiscal 2008 to the large unnamed defense customer, which helped to improve operating efficiencies

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits, as a result of additional employees to support net sales growth, and increased variable incentive compensation

•	an increase in depreciation expense and other fixed manufacturing expenses as a result of our expanded facilities in Penang being operational for an entire fiscal year and

•	recognition of $3.8 million of net sales in the European and Mexican reportable segments associated with shipments of previously written-down inventories.

For fiscal 2007, gross profit and gross margin were impacted by the following factors:

•	the inventory write-downs of $8.5 million in the U.S. and Mexican reportable segments

•	recognition of $5.3 million of revenue associated with the cash collection and subsequent shipments of previously written down inventory for two financially distressed customers in the U.S. and European reportable segments

•	$1.3 million of warranty-related expense in the U.S. reportable segment

•	an increase in fixed manufacturing costs as a result of our expansion in Penang and

•	reduced net sales in the European and Mexican reportable segments, changes in customer mix, price reductions and increased depreciation expense, all of which unfavorably impacted gross margin.
          Gross margin reflects a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margin and net sales. Although we focus on maintaining gross margin, there can be no assurance that gross margin will not decrease in future periods.
          Design work performed by us is not our proprietary property and all costs incurred with this work are generally considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.

          Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 27,	September 29,	Increase/		September 29,	September 30,	Increase/
	2008	2007	(Decrease)		2007	2006	(Decrease)
S&A	$100.8	$82.3	$18.5	22.5%	$82.3	$78.4	$3.9	5.0%
Percent of net sales	5.5%	5.3%			5.3%	5.4%
          The dollar increase in S&A for fiscal 2008 was due to increased salaries and benefits, reflecting wage increases, additional headcount to augment business development activities and additional expense for variable incentive compensation and stock-based compensation expense. Variable incentive compensation increased $5.5 million over the prior-year period as a result of strong financial performance compared to incentive plan targets.
          The dollar increase in S&A for fiscal 2007 was related to several factors that impacted compensation expense. We added additional headcount to augment business development activities. In addition, we were impacted by wage increases as well as incremental stock-based compensation of $2.2 million in fiscal 2007. Offsetting these increases was variable incentive compensation, which decreased by $4.8 million in fiscal 2007 from fiscal 2006. The decrease in S&A as a percent of net sales was due to a 6 percent increase in net sales in fiscal 2007 over fiscal 2006.
          Restructuring and impairment costs. Our restructuring and impairment costs for fiscal 2008, 2007 and 2006 were as follows (dollars in millions):

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Asset impairments	$—	$—	$0.1
Severance costs	2.1	1.8	0.9
Adjustments to lease exit costs/other	—	—	(1.0)

Total restructuring and impairment costs	$2.1	$1.8	$—

          The restructuring and impairment costs were associated with various reportable segments. Such costs were not allocated to our reportable segments, as management excludes such costs when assessing the performance of the reportable segments. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and impairment costs by reportable segment.
          Fiscal 2008 restructuring and asset impairment costs: For fiscal 2008, we recorded pre-tax restructuring and asset impairment costs of $2.1 million, related to the announcement of the closure of our Ayer facility and the reduction of our workforce in Juarez. The details of these fiscal 2008 restructuring actions are listed below.
          Ayer Facility Closure: During the fourth quarter of fiscal 2008, we announced our intention to close our Ayer facility. In fiscal 2008, we recorded pre-tax restructuring charges of $1.9 million, related to severance for 170 impacted employees and costs to retain certain employees. In addition to the costs in fiscal 2008, approximately $0.4 million of costs related to the disposal of certain assets and costs to exit the leased facility are expected to be incurred through the second fiscal quarter of 2009.
          Other Restructuring Costs. In fiscal 2008, we recorded pre-tax restructuring costs of $0.2 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 20 employees.
          Fiscal 2007 restructuring and asset impairment costs: For fiscal 2007, we recorded pre-tax restructuring and asset impairment costs of $1.8 million, related to the closure of our Maldon facility and the reduction of our workforces in Juarez and Kelso. The details of these fiscal 2007 restructuring actions are listed below:

          Maldon Facility Closure: The Maldon facility ceased production on December 12, 2006, and the closure resulted in a workforce reduction of 75 employees at a cost of $0.5 million. During the second fiscal quarter of 2007, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.
          Other Restructuring Costs. In fiscal 2007, we recorded pre-tax restructuring costs of $1.0 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 125 employees. During fiscal 2007, we also recorded pre-tax restructuring costs of $0.3 million related to severance at our Kelso facility. The Kelso workforce reductions affected approximately 10 employees.
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
          Other Restructuring Costs. In fiscal 2006, we recorded pre-tax restructuring costs of $0.3 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 46 employees.
          Other income (expense). Other income (expense) for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	September 27,	September 29,	Increase/		September 29,	September 30,	Increase/
	2008	2007	(Decrease)		2007	2006	(Decrease)
Other income (expense)	$(0.2)	$4.8	$(5.0)	(104.2)%	$4.8	$3.1	$1.7	54.8%
Percent of net sales	0.0%	0.3%			0.3%	0.2%
          Other income (expense) for fiscal 2008 decreased $5.0 million, to $0.2 million of expense from $4.8 million of income in fiscal 2007. This was due to increased interest expense of $3.4 million, primarily related to servicing the $150 million term loan drawn in April 2008, and reduced interest income of $1.4 million, which was due to reduced effective interest rates and lower average cash balances during fiscal 2008. Miscellaneous income (expense) fluctuated unfavorably due primarily to foreign currency translation adjustments.
          Other income (expense) for fiscal 2007 increased $1.7 million, to $4.8 million of income, over fiscal 2006 due to increased interest income related to higher average cash balances as well as a higher effective interest rate during fiscal 2007. Interest expense remained comparable between fiscal years. Miscellaneous income (expense) fluctuated unfavorably due primarily to foreign currency translation adjustments.

          Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Income tax expense (benefit)	$18.5	$18.5	$(17.2)

Effective annual tax rate	18.0%	22.0%	(20.6)%
          The decrease in our effective tax rate from fiscal 2007 to fiscal 2008 is primarily due to a higher proportion of income in Malaysia and China where we currently have reduced tax rates due to tax holidays that extend through 2019 and 2013, respectively.
          Our effective tax rate increased in fiscal 2007 from fiscal 2006 because we recorded a tax provision associated with U.S. pre-tax income in fiscal 2007 whereas no such tax provision was required for the prior fiscal years. During fiscal 2006, we recorded minimal income tax expense as a result of the establishment in fiscal 2004 of a full valuation allowance on U.S. deferred income tax assets (see further discussion below) and increased income in Malaysia and China, which benefit from tax holidays, and reduced pre-tax income in the United Kingdom. In the fourth quarter of fiscal 2006, we reversed $17.7 million of the previously recorded valuation allowance as a credit to income tax.
          Under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), historical and projected financial results (along with any other positive or negative evidence) should be considered when assessing our ability to generate future taxable income and realize any net deferred income tax assets. Our U.S. operations generated significant pre-tax income in fiscal 2006. Based on our fiscal 2006 pre-tax income and an assessment of expected future profitability in the U.S., we concluded that it was more likely than not that the tax benefits of our cumulative net deferred income tax assets in the U.S. would be utilized in the future. Therefore, we reversed $17.7 million of the valuation allowance as noted above.
          As a result of using the with-and-without method under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), we recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. We had recorded a valuation allowance of $16.7 million in fiscal 2006 against our net operating loss carryforwards as of September 30, 2006. During fiscal 2007, we realized a reduction of our income taxes payable for all of our federal net operating loss carryforwards and a portion of our state net operating loss carryforwards. Consequently, we reversed approximately $15.0 million of this valuation allowance with a corresponding credit to additional paid in capital. During fiscal 2008, we released an additional $0.6 million to additional paid in capital due to the usage of our state net operating loss carryforwards. As a result, we had a remaining valuation allowance of $1.1 million related to tax deductions associated with stock-based compensation as of September 27, 2008.
          In addition, there was a remaining valuation allowance of $1.5 million as of September 27, 2008, related to various state deferred income tax assets for which utilization was uncertain due to a lack of sustained profitability and limited carryforward periods in those states.
          We currently expect the annual effective tax rate for fiscal 2009 to be approximately 15 percent. China and Mexico have passed new tax laws that were effective on January 1, 2008. Those new laws may result in higher tax rates on our operations in those countries during fiscal 2009 or in the future.
          Net Income. As a result of the above factors, our net income increased by $18.4 million, or 28.0 percent, in fiscal 2008 compared to fiscal 2007. Diluted earnings per share increased 36.2 percent. The per share earnings increased at a higher rate than net income due to the effects of our stock repurchase program, which was conducted during fiscal 2008. Net income decreased by $34.3 million, or 34.3 percent, in fiscal 2007 compared to fiscal 2006; diluted earnings per share decreased 34.4 percent.
LIQUIDITY AND CAPITAL RESOURCES
          Cash flows provided by operating activities were $64.2 million for fiscal 2008, compared to cash flows provided by operating activities of $38.5 million and $83.1 million for fiscal 2007 and 2006, respectively. During fiscal 2008, cash provided by operating activities was primarily provided by earnings (after adjusting for the non-cash effects of depreciation and amortization expense, deferred income taxes and stock-based compensation expense). These positive cash flow effects were offset, in part, by higher accounts receivable and inventory to support increased customer demand in the first quarter of fiscal 2009.
          Our annualized days sales outstanding in accounts receivable for fiscal 2008 decreased from 54 days in fiscal 2007 to 50 days in fiscal 2008, primarily as a result of stronger cash collections.
          Our inventory turns decreased from 5.5 turns for fiscal 2007 to 5.3 turns for fiscal 2008. Inventories increased by $64.4 million from September 29, 2007, primarily as a result of increased finished goods to enhance flexibility and support inventory models such as DOF for various customers.
          Cash flows used in investing activities totaled $1.1 million for fiscal 2008. The primary investments included $54.3 million for purchases of property, plant and equipment, offset by $53.0 million of net sales of short-term securities. Fiscal 2008 purchases of property, plant and equipment included $27.6 million, $22.3 million, $2.9 million and $1.5 million related to our Asian, U.S., Mexican and European reportable segments, respectively.
          We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2008. Our actual level of capital expenditures for fiscal 2009 will depend on anticipated demand, but we currently expect to spend in the range of $70 million to $75 million.
          Cash flows utilized by financing activities, totaling $49.6 million for fiscal 2008, primarily represent the purchases of common stock related to our share repurchase program, offset by proceeds from the issuance of a $150 million term loan in April 2008.
          On February 25, 2008, Plexus adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated stock repurchase (“ASR”) program and an additional $100 million of open market purchases.
          During the second quarter of fiscal 2008, under our ASR plan, we purchased a total of 3.8 million shares classified as treasury stock at a volume-weighted average price of $26.51 per share. In addition to the ASR plan purchases, the Company repurchased 3.6 million shares at a volume-weighted average price of $27.25 per share in the open market during the third and fourth fiscal quarters of 2008. Therefore, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share. See Note 7 to the Consolidated Financial Statements for further information regarding our share repurchase program.
          On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of November 10, 2008, we have term loan borrowings of $142.5 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
          The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of September 27, 2008, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of September 27, 2008, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
          The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
          As of September 27, 2008, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during the second, third and fourth quarters of fiscal 2008 and there is no assurance that future auctions on these securities will succeed.
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
          Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements through fiscal 2009. Although net sales growth anticipated for fiscal 2009 is expected to increase our working capital needs, we currently do not anticipate having to use our Amended Credit Facility to finance this growth. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
          We anticipate using our earnings to support the future growth of our business. We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future. We may in the future consider repurchasing some of our outstanding shares, although at this time no board authorization is in place for additional purchases. The future payment of cash dividends or the future repurchase of shares would be dependent upon being compliant with the financial covenants existing under the Amended Credit Facility. These covenants require that there be no event of default existing at the time of, or be caused by, a dividend payment or share repurchase.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
          Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 27, 2008 (dollars in millions):

	Payments Due by Fiscal Year
					2014 and
Contractual Obligations	Total	2009	2010-2011	2012-2013	thereafter

Long-Term Debt Obligations (1)	$146.3	$15.0	$30.0	$101.3	$—
Capital Lease Obligations	37.3	4.3	8.1	8.7	16.2
Operating Lease Obligations	42.6	10.1	12.5	10.6	9.4
Purchase Obligations (2)	266.9	265.3	1.6	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	7.1	0.7	1.6	0.8	4.0
Other Long-Term Liabilities not on the Balance Sheet (4)	2.7	0.9	1.8	—	—

Total Contractual Cash Obligations	$502.9	$296.3	$55.6	$121.4	$29.6

1)	As of April 4, 2008, we entered into an amended and restated credit agreement and immediately funded a term loan for $150 million. As of September 27, 2008, the outstanding balance was $146.3 million. See Note 4 in Notes to Consolidated Financial Statements for further information.

2)	As of September 27, 2008, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

3)	As of September 27, 2008, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” We have excluded from the above table the impact of approximately $5.0 million related to unrecognized income tax benefits as of September 27, 2008, due to the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

4)	As of September 27, 2008, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that were material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
          Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2008, there were no material changes to these policies. Our more critical accounting policies are noted below:
          Stock-Based Compensation — Effective October 2, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” , which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, we transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro forma basis. We continue to use the Black-Scholes valuation model to value stock options. See Note 1 in Notes to Consolidated Financial Statements for further information.

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
          Revenue — Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed or determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations fulfilled.
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
          Derivatives and Hedging Activities — All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity.
          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in

“Interest expense”. The total fair value of these interest rate swap contracts is $3.0 million at September 27, 2008, and the Company has recorded this amount in “Other” current liabilities and “Other liabilities” in the accompanying Consolidated Balance Sheets.
          Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although our net deferred income tax assets as of September 27, 2008 still reflect a $1.5 million valuation allowance against certain deferred income tax assets, we may be able to utilize these deferred income tax assets to offset future taxable income in certain states. We also have a remaining valuation allowance of $1.1 million related to tax deductions associated with stock-based compensation as of September 27, 2008.
NEW ACCOUNTING PRONOUNCEMENTS
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated results of operations, financial position and cash flows.
          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS No. 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated results of operations, financial position and cash flows.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will impact the Company’s accounting for future acquisitions.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The effective date for SFAS No. 159 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations, financial position and cash flows.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 on its consolidated results of operations, financial position and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of September 27, 2008, we had no foreign currency contracts outstanding.
          Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2008	2007	2006

Net Sales	4%	5%	7%

Total Costs	11%	11%	12%
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
          Our only material interest rate risk is associated with our Amended Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense.
Auction Rate Securities
          As of September 27, 2008, we held $2.0 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Item 15 on page 39.

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
          Management’s Annual Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of September 27, 2008, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of September 27, 2008, the Company’s internal control over financial reporting was effective.
          The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 27, 2008, as stated in their report included herein on page 41.
          Changes in Internal Control Over Financial Reporting: There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
          None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
          Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION
          Incorporated herein by reference to “Corporate Governance — Board Committees — Compensation and Leadership Development Committee,” “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2009 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement.
Equity Compensation Plan Information
          The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 27, 2008:

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by securityholders	3,491,510	$25.88	5,787,590

Equity compensation plans not approved by securityholders	-0-	$ n/a	-0-

Total	3,491,510	$25.88	5,787,590

(1)	Represents options or stock-settled stock appreciation rights (“SARs”) granted under the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), or its predecessors, the 2005 Equity Incentive Plan, the 1998 Stock Option Plan and the 1995 Directors’ Stock Option Plan, all of which were approved by shareholders. No further awards may be made under the predecessor plans.

(2)	In addition to options and SARs reported above that may be granted under the 2008 Plan, there are 1,094,191 authorized shares which have not yet been purchased by employees under the Plexus 2005 Employee Stock Purchase Plan. These shares may be purchased at a 5% discount to market price at the end of a six-month contribution period; the number of shares which may be purchased by any employee is limited by the Internal Revenue Code. However, the Company terminated further purchases under the 2005 Purchase Plan in January 2008, and no more sales will be made even though the plan does not expire until 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Incorporated herein by reference to “Corporate Governance — Director Independence” and “Certain Transactions” in the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Incorporated herein by reference to the subheading “Auditors — Fees and Services” in the 2009 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed

Financial Statements and Financial Statement Schedules. See following list of Financial Statements and Financial Statement Schedules on page 40.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedules
September 27, 2008

Contents	Pages

Report of Independent Registered Public Accounting Firm	41

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	42

Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007	43

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	44

Consolidated Statements of Cash Flows for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	45

Notes to Consolidated Financial Statements	46

Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the years ended September 27, 2008, September 29, 2007 and September 30, 2006	71

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective at the beginning of fiscal year 2008.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 14, 2008

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 27, 2008, September 29, 2007 and September 30, 2006
(in thousands, except per share data)

	2008	2007	2006

Net sales	$1,841,622	$1,546,264	$1,460,557
Cost of sales	1,635,861	1,382,725	1,301,857

Gross profit	205,761	163,539	158,700

Operating expenses:
Selling and administrative expenses	100,815	82,263	78,438
Restructuring costs	2,119	1,838	—

	102,934	84,101	78,438

Operating income	102,827	79,438	80,262

Other income (expense):
Interest expense	(6,543)	(3,168)	(3,507)
Interest income	7,661	9,099	6,163
Miscellaneous	(1,330)	(1,115)	434

Income before income taxes and cumulative effect of change in accounting principle	102,615	84,254	83,352

Income tax expense (benefit)	18,471	18,536	(17,178)

Income before cumulative effect of change in accounting principle	84,144	65,718	100,530
Cumulative effect of change in accounting principle, net of income taxes of $3	—	—	(505)

Net income	$84,144	$65,718	$100,025

Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$1.94	$1.42	$2.23

Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income	$1.94	$1.42	$2.22

Diluted:
Income before cumulative effect of change in accounting principle	$1.92	$1.41	$2.16
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income	$1.92	$1.41	$2.15

Weighted average shares outstanding:
Basic	43,340	46,312	45,146

Diluted	43,850	46,739	46,490

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 27, 2008 and September 29, 2007
(in thousands, except per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$165,970	$154,109
Short-term investments	—	55,000
Accounts receivable, net of allowances of $2,500 and $900, respectively	253,496	230,826
Inventories	340,244	275,854
Deferred income taxes	15,517	12,932
Prepaid expenses and other	11,742	5,434

Total current assets	786,969	734,155

Property, plant and equipment, net	179,123	159,517
Goodwill	7,275	8,062
Deferred income taxes	2,620	2,310
Other	16,243	12,472

Total assets	$992,230	$916,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$16,694	$1,720
Accounts payable	231,638	237,034
Customer deposits	26,863	10,381
Accrued liabilities:
Salaries and wages	41,086	23,149
Other	31,611	34,755

Total current liabilities	347,892	307,039

Long-term debt and capital lease obligations, net of current portion	154,532	25,082
Other liabilities	15,861	9,372
Deferred income taxes	—	1,758

Commitments and contingencies (Notes 10 and 12)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,772 and 46,402 shares issued, respectively, and 39,326 and 46,402 shares outstanding, respectively	468	464
Additional paid-in capital	353,105	336,603
Common stock held in treasury, at cost, 7,446 shares and 0 shares, respectively	(200,110)	—
Retained earnings	309,708	224,586
Accumulated other comprehensive income	10,774	11,612

	473,945	573,265

Total liabilities and shareholders’ equity	$992,230	$916,516

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
for the years ended September 27, 2008, September 29, 2007 and September 30, 2006
(in thousands)

						Accumulated
						Other
	Common Stock		Additional	Treasury	Retained	Comprehensive
	Shares	Amount	Paid-In Capital	Stock	Earnings	Income (Loss)	Total

Balances, October 1, 2005	43,752	$438	$273,419	$—	$58,843	$7,315	$340,015
Comprehensive income:
Net income	—	—	—	—	100,025	—	100,025
Foreign currency translation adjustments	—	—	—	—	—	2,137	2,137

Total comprehensive income							102,162
Issuance of common stock under Employee Stock Purchase Plan	4	—	138	—	—	—	138
Stock based compensation expense	—	—	3,039	—	—	—	3,039
Exercise of stock options, including tax benefits	2,461	24	36,189	—	—	—	36,213

Balances, September 30, 2006	46,217	462	312,785	—	158,868	9,452	481,567

Comprehensive income:
Net income	—	—	—	—	65,718	—	65,718
Foreign currency translation adjustments	—	—	—	—	—	2,160	2,160

Total comprehensive income							67,878
Issuance of common stock under Employee Stock Purchase Plan	18	—	402	—	—	—	402
Stock based compensation expense	—	—	6,166	—			6,166
Exercise of stock options, including tax benefits	167	2	17,250	—	—	—	17,252

Balances, September 29, 2007	46,402	464	336,603	—	224,586	11,612	573,265

Comprehensive income:
Net income	—	—	—	—	84,144	—	84,144
Foreign currency translation adjustments	—	—	—	—	—	882	882
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(1,720)	(1,720)

Total comprehensive income							83,306
Adoption of FIN48	—	—	—	—	978	—	978
Treasury shares purchased	(7,446)			(200,110)			(200,110)
Issuance of common stock under Employee Stock Purchase Plan	7	—	177	—	—	—	177
Stock based compensation expense	—	—	8,737	—	—	—	8,737
Exercise of stock options, including tax benefits	363	4	7,588	—	—	—	7,592

Balances, September 27, 2008	39,326	$468	$353,105	$(200,110)	$309,708	$10,774	$473,945

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 27, 2008, September 29, 2007 and September 30, 2006
(in thousands)

	2008	2007	2006

Cash flows from operating activities
Net income	$84,144	$65,718	$100,025
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,219	26,588	23,310
Cumulative effect of change in accounting principle	—	—	505
Non-cash goodwill and asset impairments	—	—	59
Gain on sale of property, plant and equipment	(39)	(352)	—
Stock based compensation expense	8,737	6,166	3,039
Provision for accounts receivable allowances	1,603	—	464
Deferred income taxes	562	14,155	(18,008)
Changes in assets and liabilities:
Accounts receivable	(24,005)	(19,611)	(41,521)
Inventories	(64,159)	(50,235)	(42,712)
Prepaid expenses and other	(6,813)	(1,684)	(1,810)
Accounts payable	(1,548)	13,674	59,971
Customer deposits	16,486	3,145	(714)
Accrued liabilities and other	19,994	(19,051)	476

Cash flows provided by operating activities	64,181	38,513	83,084

Cash flows from investing activities
Purchases of short-term investments	(53,400)	(63,050)	(32,500)
Sales and maturities of short-term investments	106,400	38,050	12,500
Payments for property, plant and equipment	(54,329)	(47,837)	(34,865)
Proceeds from sales of property, plant and equipment	239	4,460	608

Cash flows used in investing activities	(1,090)	(68,377)	(54,257)

Cash flows from financing activities
Proceeds from debt issuance	150,000	—	1,292
Purchases of common stock	(200,110)
Payments on debt and capital lease obligations	(6,737)	(1,522)	(2,149)
Proceeds from exercise of stock options	5,418	1,793	35,837
Income tax benefit of stock option exercises	1,603	15,459	376
Issuances of common stock under Employee Stock Purchase Plan	177	402	138

Cash flows (used in) provided by financing activities	(49,649)	16,132	35,494

Effect of foreign currency translation on cash and cash equivalents	(1,581)	2,929	1,864

Net increase (decrease) in cash and cash equivalents	11,861	(10,803)	66,185

Cash and cash equivalents, beginning of year	154,109	164,912	98,727

Cash and cash equivalents, end of year	$165,970	$154,109	$164,912

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
     Description of Business: Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace market sectors. The Company provides advanced electronics design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. The Company offers our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair.
     The Company provides most of our contract manufacturing services on a turnkey basis, which means that we procure some or all of the materials required for product assembly. The Company provides some services on a consignment basis, which means that the customer supplies the necessary materials and the Company provides the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to manufacturing, and involve greater resource investments than consignment services. Other than certain test equipment and software used for internal manufacturing, the Company does not design or manufacture our own proprietary products.
     Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. The accounting years for fiscal 2008, 2007 and 2006 each included 364 days. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 will include this additional week and the fiscal year-end will be October 3, 2009. Therefore the accounting year for 2009 will include 371 days. The additional week will be added to our first quarter which will include 98 days and end on January 3, 2009.
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
     Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2008, 2007 and 2006, unrealized or realized gains and losses were not material.
     As of September 27, 2008 and September 29, 2007, cash and cash equivalents included the following securities (in thousands):

	2008	2007
Cash	$6,136	$23,409
Money market funds and other	114,234	37,500
U.S. corporate and bank debt	45,600	93,200

	$165,970	$154,109

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Short-term investments as of September 29, 2007 consisted of state and municipal auction rate securities.
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
     Customer deposits primarily include amounts received, per contractual terms, for obsolete and excess inventory.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     For the years ended September 27, 2008 and September 29, 2007 changes in the carrying amount of goodwill for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 30, 2006	$7,400

Foreign currency translation adjustment	662

Balance as of September 29, 2007	8,062

Foreign currency translation adjustment	(787)

Balance as of September 27, 2008	$7,275

     The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. Intangible asset amortization expense was nominal for fiscal 2008, 2007 and 2006. The Company has no intangibles, except goodwill, that are not subject to amortization. During fiscal 2008, there were no additions to intangible assets.
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
     Revenue Recognition: Net sales from manufacturing services are recognized when the product has been shipped, the risk of ownership has transferred to the customer, the price to the buyer is fixed or determinable, and recoverability is reasonably assured. This point depends on contractual terms and generally occurs upon shipment of the goods from Plexus. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
     Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2008, 2007 and 2006.
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
     Costs associated with a restructuring activity are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit, as defined in SFAS No. 146, depend on whether employees are required to render service until they are

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. The Company concluded that it had a substantive severance plan based upon past severance practices; therefore, certain severance and benefit costs were recorded in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (“SFAS No. 112”), which resulted in the recognition of a liability as the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.
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
     Income Taxes: Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 6). Realization of deferred income tax assets is dependent on the Company’s ability to generate future taxable income. The Company records windfall tax benefits upon stock option exercises using the with-and-without method.
     Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the average monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Statements of Operations as a component of miscellaneous other income (expense). Exchange gains (losses) on foreign currency transactions were $(1.7) million, $(1.5) million and $0.4 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.
     Derivatives: The Company periodically enters into derivative contracts such as foreign currency forward, call and put contracts, which are designated as cash-flow hedges. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. Our interest rate swaps are treated as cash flow hedges and therefore $(1.7) million for 2008 was recorded in “Accumulated other comprehensive income.” These amounts were not material during fiscal 2007 or 2006.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income (loss). The computation of diluted earnings per common share reflects additional dilution from stock options and restricted stock awards, unless such options are antidilutive.
     Stock-based Compensation: Effective October 2, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter.
     Comprehensive Income: The Company has adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting comprehensive income, which it defines as the changes in equity of an enterprise except those resulting from stockholder transactions.
     Accumulated other comprehensive income consists of the following as of September 27, 2008 and September 29, 2007 (in thousands):

	2008	2007
Foreign currency translation adjustment	$12,494	$11,612
Change in fair market value of derivative instruments, net of tax	(1,720)	—

Accumulated other comprehensive income	$10,774	$11,612

      The change in fair market value of derivative instruments, net of tax adjustment that is recorded to “Accumulated other comprehensive income” is more fully explained in Note 5 - Derivatives.
     Conditional Asset Retirement Obligations: In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. Upon adoption of FIN 47 in the fourth quarter of fiscal 2006, we recorded an increase in property, plant and equipment, net of $0.1 million and recognized an asset retirement obligation of $0.6 million. This resulted in the recognition of a non-cash charge of $0.5 million ($0.5 million after-tax, or $0.01 per share) for the year ended September 30, 2006 that was reported as a cumulative effect of an accounting change. The liability is adjusted for any additions or deletions of related property, plant and equipment.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair Value of Financial Instruments: Accounts payable and accrued liabilities were reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customer credit status. The fair value of capital lease obligations was approximately $22.9 million and $28.5 million as of September 27, 2008 and September 29, 2007, respectively. The fair value of the Company’s term loan debt was $120.4 million and $0 as of September 27, 2008 and September 29, 2007, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     New Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 and FSP 157-2 on its consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The effective date for SFAS No. 159 is as of the beginning of fiscal years that start subsequent to November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations, financial position and cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” (“SFAS 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS No. 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of SFAS No. 160 on its consolidated results of operations, financial position and cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS No. 161 on its consolidated results of operations, financial position and cash flows.
2. Inventories
     Inventories as of September 27, 2008 and September 29, 2007 consisted of (in thousands):

	2008	2007
Raw materials	$241,041	$194,596
Work-in-process	39,810	32,068
Finished goods	59,393	49,190

	$340,244	$275,854

3. Property, Plant and Equipment
     Property, plant and equipment as of September 27, 2008 and September 29, 2007, consisted of (in thousands):

	2008	2007
Land, buildings and improvements	$103,047	$96,366
Machinery and equipment	200,001	171,392
Computer hardware and software	71,444	67,405
Construction in progress	11,827	10,696

	386,319	345,859

Less: accumulated depreciation and amortization	207,196	186,342

	$179,123	$159,517

     As of September 27, 2008 and September 29, 2007, computer hardware and software includes $29.7 million and $29.3 million, respectively, related to a common Enterprise Resource Planning (“ERP”) platform. As of September 27, 2008 and September 29, 2007, construction in process includes $3.1 million and $1.7 million, respectively, of manufacturing software implementation costs related to the common ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. Fiscal 2008, 2007 and 2006 amortization of the ERP platform totaled $3.1 million, $3.2 million and $3.3 million, respectively.
     Assets held under capital leases and included in property, plant and equipment as of September 27, 2008 and September 29, 2007 consisted of (in thousands):

	2008	2007
Buildings and improvements	$29,228	$29,508
Machinery and equipment	616	616

	29,844	30,124
Less: accumulated amortization	5,839	4,235

	$24,005	$25,889

     The building and improvements category in the above table includes a manufacturing facility in San Diego, California, which was closed during fiscal 2003 and is no longer used. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $14.0 million as of September 27, 2008.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Amortization of assets held under capital leases totaled $0.8 million, $0.4 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively. There were no capital lease additions in fiscal 2008 and one capital lease addition in fiscal 2007.
     As of September 27, 2008 and September 29, 2007, accounts payable included approximately $3.9 million and $7.9 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.
     In July 2006, the Company entered into a capital lease for $4.1 million for the expansion in Xiamen, China, which was treated as a non-cash transaction for purposes of the Consolidated Statement of Cash Flows.
4. Debt, Capital Lease Obligations and Other Financing
     Debt and capital lease obligations as of September 27, 2008 and September 29, 2007, consisted of (in thousands):

	2008	2007
Debt:

Borrowings under term loan, expiring on April 4, 2013, interest rate of base rate or LIBOR rate plus 1.25%. See also Note 5 Derivatives.	$146,250	$—

Capital lease:

Capital lease obligations for equipment and facilities located in San Diego, the United Kingdom and Xiamen, China, expiring on various dates through 2022; weighted average interest rates of 9.4% and 9.3% for fiscal 2008 and 2007, respectively.	24,976	26,802

Less: current portion	(16,694)	(1,720)

Long-term debt and capital lease obligations, net of current portion	$154,532	$25,082

     The aggregate scheduled maturities of the Company’s debt obligations as of September 27, 2008, are as follows (in thousands):

2009	$15,000
2010	15,000
2011	15,000
2012	15,000
2013	86,250

Total	$146,250

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 27, 2008, are as follows (in thousands):

2009	$3,970
2010	4,048
2011	4,122
2012	4,265
2013	4,359
Thereafter	16,193

36,957
Less: interest portion of capital leases	11,981

Total	$24,976

     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the Amended Credit Facility and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of September 27, 2008, the Company has term loan borrowings of $146.3 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of September 27, 2008, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of September 27, 2008, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Amended Credit Facility totaled approximately $0.5 million, $0.6 million and $1.2 million for fiscal 2008, 2007 and 2006, respectively.
     Cash paid for interest in fiscal 2008, 2007 and 2006 was $4.2 million, $2.8 million and $2.9 million, respectively.
5. Derivatives
     All derivatives are recognized in the Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” in the Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” account within shareholders’ equity.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $3.0 million at September 27, 2008, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Consolidated Balance Sheets.
6. Income Taxes
     The domestic and foreign components of income (loss) before income taxes and cumulative effect of change in accounting principle for fiscal 2008, 2007 and 2006 consisted of (in thousands):

	2008	2007	2006
U.S.	$49,449	$51,706	$57,812

Foreign	53,166	32,548	25,540

	$102,615	$84,254	$83,352

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Income tax expense (benefit) for fiscal 2008, 2007 and 2006 consisted of (in thousands):

	2008	2007	2006
Current:
Federal	$15,593	$4,139	$(31)
State	949	355	22
Foreign	1,367	(113)	839

	17,909	4,381	830

Deferred:
Federal	443	14,110	(16,026)
State	25	806	(1,648)
Foreign	94	(761)	(334)

	562	14,155	(18,008)

	$18,471	$18,536	$(17,178)

     Following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	1.6	2.1	3.0
Foreign income and tax rate differences	(18.5)	(16.5)	(12.3)
Change in valuation allowance	—	—	(46.9)
Other, net	(0.1)	1.4	0.6

Effective income tax rate	18.0%	22.0%	(20.6)%

     The Company recorded income tax expense of $18.5 million for both fiscal 2008 and fiscal 2007. The reduction to the income tax expense recorded as compared to our normal statutory rates is primarily due to the effect of pre-tax income in Malaysia and China, which benefit from reduced effective tax rates due to tax holidays.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     The components of the net deferred income tax asset as of September 27, 2008 and September 29, 2007, consisted of (in thousands):

	2008	2007
Deferred income tax assets:
Loss carryforwards	$4,102	$6,290
Goodwill	5,098	5,661
Inventories	7,585	7,173
Accrued benefits	10,730	7,593
Allowance for bad debts	917	326
Other	4,453	2,829

Total gross deferred income tax assets	32,885	29,872
Less valuation allowance	(2,607)	(5,014)

Deferred income tax assets	30,278	24,858

Deferred income tax liabilities:
Property, plant and equipment	7,597	4,121
Other	4,544	7,253

	12,141	11,374

Net deferred income tax asset	$18,137	$13,484

     Under SFAS No. 109, “Accounting for Income Taxes,” historical and projected financial results (along with any other positive or negative evidence) should be considered when assessing our ability to generate future taxable income and realize any net deferred income tax assets. The Company’s U.S. operations generated significant pre-tax income in fiscal 2006. Based on our fiscal 2006 U.S. pre-tax income and an assessment of expected future profitability in the U.S., the Company concluded that it was more likely than not that the tax benefits of our cumulative net deferred income tax assets in the U.S. would be utilized in the future. Therefore, the Company reversed $17.7 million of the valuation allowance as noted above.
     As a result of using the with-and-without method under SFAS No. 123(R), the Company recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. The Company recorded a valuation allowance of $16.7 million in fiscal 2006 against its $42.5 million net operating loss carryforwards as of September 30, 2006. During fiscal 2007 and 2008, the Company realized a reduction of its income taxes payable for all of its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards. Consequently, the Company reversed approximately $15.0 million and $0.6 million of this valuation allowance with corresponding credits to additional paid in capital in fiscal 2007 and fiscal 2008, respectively.
     In addition, there is a remaining valuation allowance of $1.5 million as of September 27, 2008 related to various state deferred income tax assets for which utilization is uncertain due to a lack of sustained profitability and limited carryforward periods in these states.
     In October 2007, the Mexican Congress enacted a series of new tax laws, effective beginning on January 1, 2008. These laws did not have a material effect for our fiscal 2008 tax year. However, these laws could have a significant effect on the taxes levied on our Mexican income in the future.
     In March 2007, the Chinese government made significant changes to its tax law with a bias toward a unified tax rate for domestic and foreign enterprises of 25 percent. The law was effective on January 1, 2008. The effect of the law on enterprises with agreed-upon incentives requires that their China federal taxes will be increased to the new unified tax rate over a five-year period beginning in calendar 2008. This law did not have a material effect on our income taxes for our fiscal 2008 tax year. However, depending upon the relative amount of income earned in China in the future, the increased tax rates on our China income could create a material effect.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     In July 2005, a legislative body in the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. For fiscal 2008, 2007 and 2006, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on proposed agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
     The Company has been granted tax holidays for its Malaysian and Chinese subsidiaries. These tax holidays expire in 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2008, 2007 and 2006, these subsidiaries generated income, which resulted in tax reductions of approximately $13.6 million, $8.6 million and $6.9 million, respectively.
     The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded is approximately $143.0 million as of September 27, 2008.
     In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2008, 2007 and 2006, the Company did not repatriate any qualified earnings pursuant to the Jobs Act.
     As of September 27, 2008, the Company has approximately $67.3 million of state net operating loss carryforwards that expire between fiscal 2009 and 2026.
     Cash paid for income taxes in fiscal 2008, 2007 and 2006 was $22.7 million, $2.2 million and $3.2 million, respectively.
     In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective at the beginning of fiscal 2008, the Company adopted FIN 48. Upon adoption, the Company recorded an increase in income tax liabilities for uncertain tax benefits and a decrease in valuation allowance of approximately $0.8 million, which resulted in no cumulative effect adjustment to retained earnings. During the three months ended June 28, 2008, approximately $1.0 million of valuation allowance was recorded to retained earnings as an out-of-period adjustment as a result of the additional review of the interaction between the assessment of valuation allowances and FIN 48. The Company does not believe the adjustment was material to its Consolidated Financial Statements for fiscal 2008, or any previously issued financial statements.
     As required by FIN 48, the Company has classified the amounts recorded for uncertain tax positions in the Consolidated Balance Sheets as “Other liabilities” (non-current) to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at beginning of fiscal 2008	$4.6
Gross increases for tax positions of prior years	0.1
Gross decreases for tax positions of prior years	(0.2)
Gross increases for tax positions of the current year	1.6
Settlements	(0.1)
Lapse of statute of limitations	(0.1)

Balance at September 27, 2008	$5.9

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Approximately $5.1 million and $3.8 million of the balances as of September 27, 2008, and at the beginning of fiscal 2008, respectively, would reduce the Company’s effective tax rate if recognized.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.4 million and $0.1 million as of September 27, 2008, and upon the Company’s adoption of FIN 48 at the beginning of fiscal 2008, respectively. The Company recognized $0.4 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Operations for the year ended September 27, 2008.
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
     Upon adoption, the Company had tax years from fiscal 2004 and forward open and subject to examination by the Internal Revenue Service (“IRS”). For the major state tax jurisdictions, the Company has fiscal 2001 and forward open and subject to examination.
7. Shareholders’ Equity
     On February 25, 2008, the Company announced approval by its board of directors of a new share repurchase program authorizing the Company to repurchase up to $200 million of common stock. The new repurchase authorization replaced the Company’s existing authorization to repurchase up to $25 million in common stock.
     Also on February 25, 2008, the Company entered into two accelerated stock repurchase (“ASR”) agreements with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase an aggregate of $100 million of its common stock. On February 26, 2008, the Company paid $100 million to Morgan Stanley in exchange for a variable number of shares over a variable period of time. The final total number of shares to be repurchased under the ASR agreements was based generally on the volume-weighted average price of the Company’s common stock during the term of the agreements. Purchases under one of the ASR agreements were subject to collar provisions that established minimum and maximum numbers of shares based on the average price at which Morgan Stanley purchases shares over an initial hedge period to establish its hedge position. Under the collared ASR agreement, the Company’s common stock repurchases totaled $50 million. The remaining $50 million of share repurchases under the ASR program were not subject to collar provisions. On April 24, 2008, the Company completed its ASR program with a total of 3.8 million shares purchased at a volume-weighted average price of $26.51 per share.
     In addition to the ASR agreements, the Company announced that the remaining $100 million of authorized share repurchases would be repurchased in the open market. The Company repurchased 3.6 million shares at a volume-weighted average price of $27.25 per share in the open market. Therefore, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share. The Company’s Amended Credit Facility allows the Company to repurchase its common shares and pay cash dividends as long as it remains in compliance with the various covenants (see Note 4).
     As of August 28, 2008, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was payable on September 26, 2008 to the shareholders of record upon the close of business on September 12, 2008. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, $0.01 par value per share (“Preferred Share”), of the Company, at a price of $125.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights will expire on August 28, 2018, subject to extension. This was the renewal of a similar plan that expired on August 12, 2008.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
8. Earnings Per Share
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Earnings:
Income before cumulative effect of change in accounting principle	$84,144	$65,718	$100,530
Cumulative effect of change in accounting principle, net of income taxes	—	—	(505)

Net income	$84,144	$65,718	$100,025

Basic weighted average common shares outstanding	43,340	46,312	45,146
Dilutive effect of stock options	510	427	1,344

Diluted weighted average shares outstanding	43,850	46,739	46,490

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.94	$1.42	$2.23
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income	$1.94	$1.42	$2.22

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.92	$1.41	$2.16
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.01)

Net income	$1.92	$1.41	$2.15

     In fiscal 2008, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 1.5 million shares were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In fiscal 2007 and 2006, options to purchase 1.9 million and 0.9 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
9. Operating Lease Commitments
     The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2008, 2007 and 2006 was approximately $11.5 million, $10.6 million and $10.4 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $0, $0, and $0.2 million in fiscal 2008, 2007 and 2006, respectively.
     Future minimum annual payments on operating leases are as follows (in thousands):

2009	$10,095
2010	6,725
2011	5,829
2012	5,579
2013	5,024
Thereafter	9,397

$42,649

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
10. Restructuring and Impairment Costs
          Fiscal 2008 restructuring and impairment costs: For fiscal 2008, we recorded pre-tax restructuring and asset impairment costs of $2.1 million, related to the closure of our Ayer, Massachusetts (“Ayer”) facility and the restructuring of our workforce in Juarez, Mexico (“Juarez”). The details of these fiscal 2008 restructuring actions are listed below:
          Ayer Facility Closure: During the fourth quarter of fiscal 2008, we announced our intention to close our Ayer facility. In fiscal 2008, we recorded pre-tax restructuring charges of $1.9 million, related to severance for 170 impacted employees and costs to retain certain employees. In addition to the costs in fiscal 2008, approximately $0.4 million of costs related to the disposal of certain assets and costs to exit the leased facility are expected to be incurred through the second fiscal quarter of 2009. The closure of the facility is expected by March 2009.
          Other Restructuring Costs. In fiscal 2008, we recorded pre-tax restructuring costs of $0.2 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 20 employees.
          Fiscal 2007 restructuring and asset impairment costs: For fiscal 2007, we recorded pre-tax restructuring and asset impairment costs of $1.8 million, related to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso, Scotland (“Kelso”). The details of these fiscal 2007 restructuring actions are listed below:
          Maldon Facility Closure: The Maldon facility ceased production on December 12, 2006, and its closure resulted in a workforce reduction of 75 employees at a cost of $0.5 million. During the second fiscal quarter, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.
          Other Restructuring Costs. In fiscal 2007, we recorded pre-tax restructuring costs of $1.0 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 125 employees. During fiscal 2007, we also recorded pre-tax restructuring costs of $0.3 million related to severance at our Kelso facility. The Kelso workforce reductions affected approximately 10 employees.
          Fiscal 2006 restructuring and asset impairment costs: For fiscal 2006, the Company recorded pre-tax restructuring and asset impairment costs of $1.0 million, related to the decision to close its Maldon facility and to reduce the workforce in Juarez. For fiscal 2006, these restructuring costs were offset by reductions in lease obligations of $0.8 million, as a result of the Company entering into lease termination or sublease agreements for three of its previously closed facilities in the Bothell and Seattle, Washington area, as well as favorable adjustments totaling $0.2 million for fiscal 2006, related to other restructuring accruals. The details of the fiscal 2006 restructuring actions are listed below:
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          A detail of restructuring and impairment costs are provided below (in thousands):

	Employee	Lease
	Termination and	Obligations and	Non-cash Asset
	Severance Costs	Other Exit Costs	Impairments	Total
Accrued balance, October 1, 2005	$519	$11,503	$—	$12,022

Restructuring and impairments costs	889	—	59	948
Adjustment to provisions	—	(948)	—	(948)
Accretion of lease	—	238	—	238
Amount utilized	(947)	(8,657)	(59)	(9,663)

Accrued balance, September 30, 2006	461	2,136	—	2,597

Restructuring and impairments costs	1,966	—	—	1,966
Adjustment to provisions	(104)	(24)	—	(128)
Amount utilized	(1,334)	(2,112)	—	(3,446)

Accrued balance, September 29, 2007	989	—	—	989

Restructuring and impairments costs	2,350	—		2,350
Adjustment to provisions	(231)	—	—	(231)
Amount utilized	(1,070)	—	—	(1,070)

Accrued balance, September 27, 2008	$2,038	$—	$—	$2,038

          As of September 27, 2008, all of the remaining employee termination and severance costs are expected to be paid in the next twelve months and are included in the Consolidated Balance Sheets in other current accrued liabilities.
          For a detail of restructuring and impairment costs by reportable segment, see Note 13 — Reportable Segment, Geographic Information and Major Customers.
11. Benefit Plans
          Employee Stock Purchase Plans: Under the shareholder-approved 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”), the Company could issue up to 1.2 million shares of its common stock. The terms of the 2005 Purchase Plan originally allowed for qualified employees to participate in the purchase of the Company’s common stock at a price equal to the lower of 85 percent of the average high and low stock price at the beginning or end of each semi-annual stock purchase period. The 2005 Purchase Plan was effective on July 1, 2005.
          As subsequently amended, the 2005 Purchase Plan allowed qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company did not record any compensation expense related to the 2005 Purchase Plan under SFAS No. 123(R) in fiscal 2008 and 2007.
          The Company issued 6,976 shares and 17,751 shares under the 2005 Purchase Plan during the fiscal years ended September 27, 2008 and September 29, 2007, respectively. Purchases under the 2005 Purchase Plan were terminated by the board of directors in January 2008. Therefore, no additional shares will be offered or issued under the 2005 Purchase Plan, which will expire in 2010.
          401(k) Savings Plan: The Company’s 401(k) Savings Plan covers all eligible U.S. employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2008, 2007 and 2006 totaled $2.8 million, $2.4 million and $2.2 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          Stock-based Compensation Plans: In February 2008, the Company’s shareholders approved the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and performance stock, in addition to long-term cash awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, long-term cash awards of up to $1.5 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the board of directors may establish a term and vesting period for stock options, SARs and other awards under the 2008 Plan as well as accelerate the vesting of such awards. Currently, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
          The 2008 Plan replaces the shareholder-approved 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constituted a stock-based incentive plan for the Company and included provisions by which the Company could grant stock-based awards to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock that could be issued pursuant to the 2005 Plan was 2.7 million shares, all of which could be issued pursuant to stock options, although up to 1.2 million shares could be issued pursuant to the following: up to 0.6 million shares as SARs and up to 0.6 million shares as RSUs. The exercise price of each stock option granted must have been not less than the fair market value on the date of grant. The Committee could establish the term and vesting period of stock options, as well as accelerate the vesting of stock options. Unless otherwise directed by the Committee, stock options vested over a three-year period from date of grant and had a term of ten years. In fiscal 2007, the Committee established that the vesting period for stock options would be two years. The 2005 Plan terminated upon the approval of the 2008 Plan, except that outstanding awards continue until expiration.
          During fiscal 2007, the Committee changed the timing of stock option grants so that they would be determined annually, but granted on a quarterly basis going forward. In fiscal 2008, the Committee continued that practice under the 2008 Plan and extended it to grants of SARs. However, grants of RSUs and long-term cash awards are made only on an annual basis.
          For options issued to the members of the board of directors in fiscal 2008, fiscal 2007 and fiscal 2006, 50 percent of their stock options vested immediately at the date of grant. Their remaining stock options vested over one year.
          The Company granted options, SARs and RSUs to purchase 2.1 million shares of the Company’s common stock under the 2005 Plan from the approval date of the 2005 Plan through September 27, 2008. In fiscal 2008, the Company granted options to purchase 0.1 million shares of the Company’s stock, which had a term of ten years and 0.2 million stock-settled SARs, which had a term of seven years. Additionally, the Committee made awards of RSUs for 0.1 million shares of common stock and long-term cash awards that totaled $0.7 million, all of which vest on the third anniversary of grant. Under the 2008 Plan, the Company granted options to purchase 0.1 million shares of the Company’s common stock and 0.2 million stock-settled SARs from the approval date of the 2008 Plan through September 27, 2008.
          The Company recognized $8.7 million of compensation expense associated with stock options and SARs for the fiscal year ended September 27, 2008, and $6.2 million and $3.0 million of compensation expense associated with stock options for the fiscal years ended September 29, 2007 and September 30, 2006, respectively. No SARs were granted in fiscal 2007 or 2006.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          A summary of the Company’s stock option and SAR activity follows:

	Number of	Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Outstanding as of October 1, 2005	4,954	$17.55

Granted	816	39.99
Cancelled	(44)	31.89
Exercised	(2,478)	14.68

Outstanding as of September 30, 2006	3,248	$25.18

Granted	443	22.64
Cancelled	(138)	36.14
Exercised	(175)	10.95

Outstanding as of September 29, 2007	3,378	$25.13

Granted	563	26.62
Cancelled	(185)	36.66
Exercised	(363)	14.93

Outstanding as of September 27, 2008	3,393	$25.88	$7,488

		Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Exercisable as of:

September 30, 2006	2,485	$20.32

September 29, 2007	2,558	$22.72

September 27, 2008	2,533	$24.78	$7,428

          Included in the table above are 308,955 SARs, which were granted in fiscal 2008.
          The following table summarizes outstanding stock option and SAR information as of September 27, 2008 (shares in thousands):

	Number of		Weighted		Weighted
Range of	Shares	Weighted Average	Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 8.97 - $13.45	434	$11.51	5.3	434	$11.51
$13.46 - $20.18	529	$15.46	4.2	516	$15.41
$20.19 - $30.28	1,333	$24.25	6.3	789	$24.00
$30.29 - $61.19	1,097	$38.56	5.1	794	$38.91

$8.97 - $61.19	3,393	$25.88	5.5	2,533	$24.78
          The Company continues to use the Black-Scholes valuation model to value options and SARs. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
option and SAR lives. The expected option and SAR lives represent the period of time that the options and SARs granted are expected to be outstanding and were based on historical experience.
          The weighted average fair value per share of options and SARs issued for the fiscal years ended September 27, 2008, September 29, 2007, and September 30, 2006 were $11.30, $11.05 and $20.04, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Expected life (years)	3.75 — 5.48	3.75 — 5.48	3.75 — 5.48
Risk-free interest rate	2.59 — 5.00%	3.69 — 5.00%	2.43 — 5.00%
Expected volatility	46 — 66%	50 — 67%	51 — 85%
Weighted average volatility	53%	57%	64%
Dividend yield	—	—	—
          The fair value of options vested for fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 were $5.0 million, $4.3 million and $0.9 million, respectively.
          For the fiscal years ended September 27, 2008 and September 29, 2007, the total intrinsic value of options exercised was $4.9 million and $1.9 million, respectively.
          As of September 27, 2008, there was $8.9 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.08 years.
          A summary of the Company’s RSU awards activity follows:

		Weighted
	Number of	Average Fair	Aggregate
	Shares	Value at Date of	Intrinsic Value
	(in thousands)	Grant	(in thousands)

Units outstanding as of September 29, 2007	—	$—

Granted	104	30.54
Cancelled	(5)	30.54
Vested	—	—

Units outstanding as of September 27, 2008	99	$30.54	$—

          The Company uses the fair value at the date of grant to value RSUs. As of September 27, 2008, there was $2.2 million of total unrecognized compensation cost related to restricted stock unit awards granted under the 2005 Plan.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
          In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program under the SERP and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2003, the cash value proceeds that were received upon the surrender of the split-dollar life insurance policies attributable to each plan participant totaled approximately $0.4 million and were placed in the Trust. In fiscal 2008, 2007 and 2006, the Company made contributions to the participants’ SERP accounts in the amount of $0.5 million, $0.4 million and $0.3 million, respectively. The increase in the Company’s contributions in fiscal 2006 was the result of the Company’s board of directors’ determination to increase the Company’s discretionary contributions to the greater of 7 percent of the executive’s total target cash compensation less the Company’s permitted contributions to the executive’s 401(k) Savings Plan account or $13,500. The contributions were made in fiscal 2006 as though this policy had been in effect for fiscal 2005 as well.
          As of September 27, 2008 and September 29, 2007, the SERP assets held in the Trust totaled $5.1 million and $5.1 million, respectively and the related liability to the participants totaled approximately $3.7 million and $4.8 million, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in “Other assets” and “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
          Other: The Company is not obligated to provide any post retirement medical or life insurance benefits to employees.
12. Litigation
          Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint names the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleges securities law violations and seeks unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint. The plaintiff is opposing the dismissal. The briefing on the defendants’ motion has been completed; however, the Court has not yet held a hearing or ruled on the motion.
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
          The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. Due to their immateriality, all expenses associated with these lawsuits are expensed as incurred.
13. Reportable Segment, Geographic Information and Major Customers
          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for reporting information about segments in financial statements. Reportable segments are defined as components of an enterprise about which separate financial information is available

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
          The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.
          Information about the Company’s four reportable segments in fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Net sales:
United States	$1,267,885	$1,080,665	$1,052,496
Asia	574,079	427,237	315,442
Mexico	78,296	76,254	87,338
Europe	68,837	68,276	94,327
Elimination of inter-segment sales	(147,475)	(106,168)	(89,046)

	$1,841,622	$1,546,264	$1,460,557

Depreciation and amortization:
United States	$8,994	$9,494	$9,701
Asia	12,471	8,641	5,631
Mexico	1,791	2,044	1,399
Europe	836	764	1,020
Corporate	5,127	5,645	5,559

	$29,219	$26,588	$23,310

Operating income (loss):
United States	$116,143	$97,019	$103,074
Asia	59,535	40,700	27,832
Mexico	(2,693)	(11,581)	(4,170)
Europe	7,259	3,747	3,569
Corporate and other costs	(77,417)	(50,447)	(50,043)

	$102,827	$79,438	$80,262

Capital expenditures:
United States	$18,078	$7,457	$10,323
Asia	27,556	31,397	18,453
Mexico	2,900	5,367	880
Europe	1,485	754	380
Corporate	4,310	2,862	4,829

	$54,329	$47,837	$34,865

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	September 27,	September 29,
	2008	2007

Total assets:
United States	$418,534	$381,947
Asia	304,252	224,135
Mexico	41,671	28,340
Europe	97,874	94,814
Corporate	129,899	187,280

	$992,230	$916,516

          The following enterprise-wide information is provided in accordance with SFAS No. 131. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Years ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Net sales:
United States	$1,267,885	$1,080,665	$1,052,496
Malaysia	486,751	357,144	260,922
Mexico	78,296	76,254	87,338
China	87,328	70,093	54,520
United Kingdom	68,837	68,276	94,327
Elimination of inter-segment sales	(147,475)	(106,168)	(89,046)

	$1,841,622	$1,546,264	$1,460,557

	September 27,	September 29,
	2008	2007

Long-lived assets:
Malaysia	$71,369	$61,576
United States	38,900	31,687
United Kingdom	15,238	16,290
China	10,398	6,622
Mexico	7,111	6,059
Corporate	43,382	45,345

	$186,398	$167,579

          Long-lived assets as of September 27, 2008 and September 29, 2007 exclude other long-term assets and deferred income tax assets which totaled $18.9 million and $14.8 million, respectively.
          Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments, but rather includes such costs within the “Corporate and other costs” section of the above table of operating income (loss). In fiscal 2008, 2007 and 2006, the Company incurred restructuring and impairment costs (see Note 10) which were associated with various segments (in thousands):

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Restructuring and impairment costs:
United States	$1,852	$(24)	$(1,018)
Asia	—	—	—
Mexico	267	1,053	346
Europe	—	809	672
Corporate	—	—	—

	$2,119	$1,838	$—

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Years Ended
	September 27,	September 29,	September 30,
	2008	2007	2006

Juniper Networks, Inc. (“Juniper”)	20%	21%	19%
General Electric Company (“GE”)	*	10%	12%

*	Represents less than 10 percent of total net sales
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
          The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	September 27,	September 29,
	2008	2007

Juniper	20%	21%
Defense customer	*	14%

*	Represents less than 10 percent of total accounts receivable
          No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balances as of September 27, 2008 and September 29, 2007.
14. Guarantees
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
          In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed upon specifications for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party or cause other than the Company.
          The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in our Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
          Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2008 and 2007 (in thousands):

Limited warranty liability, as of September 30, 2006	$3,029
Accruals for warranties issued during the period	2,571
Settlements (in cash or in kind) during the period	(557)

Limited warranty liability, as of September 29, 2007	5,043
Accruals for warranties issued during the period	350
Settlements (in cash or in kind) during the period	(1,341)

Limited warranty liability, as of September 27, 2008	$4,052

15. Subsequent Event
          On September 29, 2008, the Company completed the purchase of a facility in Appleton, Wisconsin for approximately $7.5 million. Cash settlement of the purchase price was made upon closing. This facility will add approximately 205,000 manufacturing square feet to our United States footprint.
16. Quarterly Financial Data (Unaudited)
          Summarized quarterly financial data for fiscal 2008 and 2007 consisted of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$458,251	$451,049	$456,352	$475,970	$1,841,622
Gross profit	55,554	51,552	48,832	49,823	205,761
Net income	27,285	22,110	17,432	17,318	84,144

Earnings per share:
Basic	$0.59	$0.48	$0.42	$0.44	$1.94
Diluted	$0.58	$0.48	$0.41	$0.43	$1.92

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$380,835	$360,175	$379,574	$425,679	$1,546,264
Gross profit	39,655	31,642	38,522	53,719	163,539
Net income	15,117	10,158	15,540	24,903	65,718

Earnings per share:
Basic	$0.33	$0.22	$0.34	$0.54	$1.42
Diluted	$0.32	$0.22	$0.33	$0.53	$1.41
          The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
          For the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 (in thousands):

		Additions
	Balance at	charged to	Additions
	beginning of	costs and	charged to		Balance at end
Descriptions	period	expenses	other accounts	Deductions	of period

Fiscal Year 2008:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$900	$1,603	$—	$3	$2,500
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,014	$—	$—	$2,407	$2,607

Fiscal Year 2007:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,100	$328	$—	$528	$900
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$20,011	$—	$—	$14,997	$5,014

Fiscal Year 2006:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,000	$464	$—	$2,364	$1,100
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$40,551	$—	$—	$20,540	$20,011

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)

By:	/s/ Dean A. Foate Dean A. Foate, President and Chief Executive Officer
November 14, 2008
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, Ginger M. Jones and Angelo M. Ninivaggi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Stephen P. Cortinovis

Dean A. Foate, President, Chief Executive Officer and Director (Principal Executive Officer)	Stephen P. Cortinovis, Director

/s/ Ginger M. Jones	/s/ David J. Drury

Ginger M. Jones, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	David J. Drury, Director

/s/ John L. Nussbaum	/s/ Peter Kelly

John L. Nussbaum, Chairman and Director	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Michael V. Schrock

Ralf R. Böer, Director	Michael V. Schrock, Director

/s/ Dr. Charles M. Strother	/s/ Mary A. Winston

Dr. Charles M. Strother, Director	Mary A. Winston, Director

*	Each of the above signatures is affixed as of November 14, 2008.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Year Ended September 29, 2007

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

3(i)	(a) Restated Articles of Incorporation of Plexus Corp., as amended through August 27, 2008	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

	(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation	Exhibit 3.1 to Plexus’ Report on Form 8-K dated August 28, 2008

3(ii)	Bylaws of Plexus Corp., as amended through February 13, 2008	Exhibit 3.1 to Plexus’ Report on Form 8-K dated February 13, 2008

4.1	Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) above

4.2	Bylaws of Plexus Corp., as amended through February 13, 2008	Exhibit 3(ii) above

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Plexus’ Report on Form 8-A dated August 28, 2008

10.1	(b) Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 4, 2008

	(b) Amended and Restated Credit Agreement dated as of January 12, 2007 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent (superseded)	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 30, 2006

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8I to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.3	Letter Agreement regarding Fixed Dollar Collared Accelerated Share Repurchase Transaction dated February 25, 2008, between Plexus and Morgan Stanley & Co. Incorporated	Exhibit 10.1 to Plexus’ Report on Form 8-K dated February 25, 2008

10.4	Letter Agreement regarding Fixed Dollar Collared Accelerated Share Repurchase Transaction dated February 25, 2008, between Plexus and Morgan Stanley & Co. Incorporated	Exhibit 10.2 to Plexus’ Report on Form 8-K dated February 25, 2008

10.5	(a) Supplemental Executive Retirement Agreements with John Nussbaum dated as of September 19, 1996*	Exhibit 10.1 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 1996

	(b) First Amendment Agreement to Supplemental Retirement Agreement between Plexus and John Nussbaum, dated as of September 1, 1999*	Exhibit 10.1 (b) to Plexus’ Report on Form 10-Q for the quarter ended December 31, 2000

10.6	(a) Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2008

	(b) Amended and Restated Employment Agreement dated as of September 1, 2003 between Plexus Corp. and Dean A. Foate*[superseded]	Exhibit 10.15 (b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.7	(a) Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

	(b) Form of Change of Control Agreements with executive officers [superseded]*	Exhibit 10.2 (a) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.8	Plexus Corp. 1998 Option Plan* [superceded]	Exhibit A to Plexus’ definitive proxy statement for its 1998 Annual Meeting of Shareholders

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

10.9	(a) Summary of Directors’ Compensation*		X

	(b) Summary of Directors’ Compensation (11/07)*[superseded]	Exhibit 10.7(b) to Plexus’ Report on Form 10-K for the year ended September 29, 2007

	(c) Plexus Corp. 1995 Directors’ Stock Option Plan*[superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.10	Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team (as amended and restated as of August 31, 2005)*	Exhibit 10.9(b) to Plexus’ Report on Form 10-K for the year ended October 1, 2005

10.11	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.12(a)	2008 Long-Term Incentive Plan*	Exhibit A to Plexus’ definitive proxy statement for its 2008 Annual Meeting of Shareholders

10.12(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.5(a) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q dated March 29, 2008

10.13	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 29, 2007

10.14(a)	Plexus Corp. 2005 Equity Incentive Plan (as amended)* [superseded]	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the fiscal year ended October 1, 2005

10.14(b)	Forms of award agreements thereunder [superseded]*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Reconciliation of ROIC to GAAP Financial Statements		X

*	Designates management compensatory plans or agreements