Form 10-Q
period 2009-01-03
PLEXUS CORP
filed 2009-02-05
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 3, 2009
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
Yes ☐                No ☑
     As of January 29, 2009, there were 39,361,867 shares of Common Stock of the Company outstanding.

PLEXUS CORP.
TABLE OF CONTENTS
January 3, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales	$456,109	$458,251
Cost of sales	409,559	402,697

Gross profit	46,550	55,554

Operating expenses:
Selling and administrative expenses	25,269	23,626
Restructuring costs	550	—

	25,819	23,626

Operating income	20,731	31,928

Other income (expense):
Interest expense	(2,930)	(735)
Interest income	931	2,548
Miscellaneous	198	(467)

Income before income taxes	18,930	33,274

Income tax expense	1,892	5,989

Net income	$17,038	$27,285

Earnings per share:
Basic	$0.43	$0.59

Diluted	$0.43	$0.58

Weighted average shares outstanding:
Basic	39,337	46,448

Diluted	39,472	47,053

Comprehensive income:
Net income	$17,038	$27,285
Derivative instrument fair market value adjustment – net of income tax	(4,518)	—
Foreign currency translation adjustments	(4,050)	387

Comprehensive income	$8,470	$27,672

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 3,	September 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$178,391	$165,970
Accounts receivable, net of allowances of $2,700 and $2,500, respectively	225,746	253,496
Inventories	346,219	340,244
Deferred income taxes	16,476	15,517
Prepaid expenses and other	11,397	11,742

Total current assets	778,229	786,969

Property, plant and equipment, net	194,122	179,123
Goodwill	5,742	7,275
Deferred income taxes	10,586	2,620
Other	15,562	16,243

Total assets	$1,004,241	$992,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,014	$16,694
Accounts payable	243,392	231,638
Customer deposits	28,626	26,863
Accrued liabilities:
Salaries and wages	26,355	41,086
Other	36,186	31,611

Total current liabilities	351,573	347,892

Long-term debt and capital lease obligations, net of current portion	145,517	154,532
Other liabilities	21,435	15,861
Deferred income taxes	—	—

Commitments and contingencies (Note 13)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,807 and 46,772 shares issued, respectively, and 39,361 and 39,326 shares outstanding, respectively	468	468
Additional paid-in capital	356,406	353,105
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	326,746	309,708
Accumulated other comprehensive income	2,206	10,774

	485,716	473,945

Total liabilities and shareholders’ equity	$1,004,241	$992,230

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 3,	December 29,
	2009	2007
Cash flows from operating activities
Net income	$17,038	$27,285
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,101	6,993
Gain on sale of property, plant and equipment	10	—
Deferred income taxes	(930)	(149)
Stock based compensation expense	2,810	2,360
Changes in assets and liabilities:
Accounts receivable	26,253	(18,081)
Inventories	(7,688)	(19,575)
Prepaid expenses and other	925	(1,694)
Accounts payable	11,005	10,335
Customer deposits	2,129	3,993
Accrued liabilities and other	(10,300)	5,169

Cash flows provided by operating activities	49,353	16,636

Cash flows from investing activities
Payments for property, plant and equipment	(23,494)	(13,635)
Proceeds from sales of property, plant and equipment	66	44
Purchases of short-term investments	—	(39,100)
Sales and maturities of short-term investments	—	39,600

Cash flows used in investing activities	(23,428)	(13,091)

Cash flows from financing activities
Payments on debt and capital lease obligations	(7,888)	(309)
Proceeds from exercise of stock options	480	1,089
Income tax benefit of stock option exercises	11	406

Cash flows (used in) provided by financing activities	(7,397)	1,186

Effect of foreign currency translation on cash and cash equivalents	(6,107)	(293)

Net increase in cash and cash equivalents	12,421	4,438

Cash and cash equivalents:
Beginning of period	165,970	154,109

End of period	$178,391	$158,547

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 3, 2009 AND DECEMBER 29, 2007
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair-statement of the consolidated financial position of the Company as of January 3, 2009, and the results of operations for the three months ended January 3, 2009 and December 29, 2007, and the cash flows for the same three month periods.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 includes this additional week and the fiscal year-end will be October 3, 2009. Therefore the accounting year for 2009 will include 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting period for the three months ended December 29, 2007 included 91 days.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	January 3,	September 27,
	2009	2008
Raw materials	$240,418	$241,041
Work-in-process	37,363	39,810
Finished goods	68,438	59,393

	$346,219	$340,244

     Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	January 3,	September 27,
	2009	2008
Land, buildings and improvements	$104,999	$103,047
Machinery and equipment	206,257	200,001
Computer hardware and software	73,738	71,444
Construction in progress	21,392	11,827

	406,386	386,319
Less: accumulated depreciation and amortization	212,264	207,196

	$194,122	$179,123

NOTE 4 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the Amended Credit Facility and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of January 3, 2009, the Company has term loan borrowings of $138.8 million outstanding and no revolving borrowings under the Amended Credit Facility.
     The Amended Credit Facility amended and restated the Company’s prior revolving credit facility (“Revolving Credit Facility”) with a group of banks that allowed the Company to borrow up to $200 million of which $100 million was committed. The Revolving Credit Facility was due to expire on January 12, 2012, and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Amended Credit Facility.
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 3, 2009, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of January 3, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Amended Credit Facility totaled approximately $0.2 million for the three months ended January 3, 2009 and $0.1 million for the Revolving Credit Facility for the three months ended December 29, 2007.
NOTE 5 – DERIVATIVES
     All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” account within shareholders’ equity.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $10.7 million at January 3, 2009, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. The fair value reflects the amount that would be paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (the “exit price”). The fair value was determined based on data provided by the counterparties (level 2 input). The change in fair value for the current period was an increase of approximately $7.8 million to the liability.
NOTE 6 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Basic and Diluted Earnings Per Share:
Net income	$17,038	$27,285

Basic weighted average common shares outstanding	39,337	46,448
Dilutive effect of stock options	135	605

Diluted weighted average shares outstanding	39,472	47,053

Earnings per share:
Basic	$0.43	$0.59

Diluted	$0.43	$0.58

     For the three months ended January 3, 2009 and December 29, 2007, stock-based awards to purchase approximately 2.7 million and 1.5 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and therefore their effect would be anti-dilutive.
NOTE 7 — STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). The Company recognized $2.8 million and $2.4 million of compensation expense associated with stock-based awards for the three months ended January 3, 2009 and December 29, 2007, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period. The Company uses the fair value at the date of grant to value restricted stock units.

NOTE 8 – SHAREHOLDERS’ EQUITY
     In February, 2008, the Company’s board of directors approved, and the Company commenced, a share repurchase program authorizing the Company to repurchase up to $200 million of common stock. Through a combination of two accelerated stock repurchase agreements and open market purchases, from February 2008 to July of 2008, the Company repurchased a total of 7.4 million shares at a volume-weighted average price of $26.87 per share, for a total equal to the authorized $200 million.
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
NOTE 9 – INCOME TAXES
     Income taxes for the three months ended January 3, 2009 and December 29, 2007 were $1.9 million and $6.0 million, respectively. The effective tax rates for the three months ended January 3, 2009 and December 29, 2007 were 10 percent and 18 percent, respectively. The decrease in the effective tax rate for the current year period compared to the prior year period was primarily due to an increase in the proportion of the Company’s projected fiscal 2009 pre-tax income in Malaysia and China, where the Company benefits from tax holidays.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption, total accrued penalties and net accrued interest with respect to income taxes was approximately $0.1 million and has not changed materially subsequent to adoption.
     As of January 3, 2009, there were no material changes to the liability imposed by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), including interest and penalties. See Note 6 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008 for more detailed information regarding unrecognized tax benefits.
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
NOTE 10 – GOODWILL AND OTHER INTANGIBLE ASSETS
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

     The changes in the carrying amount of goodwill for fiscal 2008 and for the three months ended January 3, 2009 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 29, 2007	$8,062
Foreign currency translation adjustment	(787)

Balance as of September 27, 2008	7,275
Foreign currency translation adjustment	(1,533)

Balance as of January 3, 2009	$5,742

NOTE 11 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for reporting information about segments in financial statements. Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
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
     Information about the Company’s four reportable segments for the three months ended January 3, 2009 and December 29, 2007 were as follows (in thousands):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales:

United States	$294,702	$334,354
Asia	160,071	115,354
Europe	12,608	18,287
Mexico	21,752	16,078
Elimination of inter-segment sales	(33,024)	(25,822)

	$456,109	$458,251

	Three Months Ended
	January 3,	December 29,
	2009	2007
Depreciation and amortization:

United States	$2,456	$2,201
Asia	3,610	2,800
Europe	192	210
Mexico	559	450
Corporate	1,284	1,332

	$8,101	$6,993

Operating income (loss):

United States	$21,733	$37,498
Asia	18,187	11,701
Europe	1,017	2,024
Mexico	(722)	(395)
Corporate and other costs	(19,484)	(18,900)

	$20,731	$31,928

Capital expenditures:

United States	$5,089	$4,712
Asia	8,403	8,004
Europe	194	314
Mexico	411	25
Corporate	9,397	580

	$23,494	$13,635

	January 3,	September 27,
	2009	2008
Total assets:

United States	$402,072	$418,534
Asia	317,764	304,252
Europe	83,460	97,874
Mexico	46,099	41,671
Corporate	154,846	129,899

	$1,004,241	$992,230

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales:

United States	$294,702	$334,354
Malaysia	135,285	96,919
China	24,786	18,435
United Kingdom	12,608	18,287
Mexico	21,752	16,078
Elimination of inter-segment sales	(33,024)	(25,822)

	$456,109	$458,251

	January 3,	September 27,
	2009	2008
Long-lived assets:

United States	$48,909	$38,900
Malaysia	73,823	71,369
China	15,140	10,398
United Kingdom	12,063	15,238
Mexico	6,963	7,111
Corporate	42,966	43,382

	$199,864	$186,398

     Long-lived assets as of January 3, 2009 and September 27, 2008 exclude other long-term assets totaling $26.1 million and $18.9 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the “Corporate and other costs” section in the above operating income (loss) table. For the three months ended January 3, 2009, the Company incurred $0.6 million of restructuring costs related to severance at the Juarez, Mexico (“Juarez”) facility.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	January 3,	December 29,
	2009	2007

Juniper Networks, Inc.	18%	19%
Defense customer	*	12%

*	Represents less than 10 percent of total net sales
     No other customers accounted for 10 percent or more of net sales in either period.
NOTE 12 — GUARANTEES
     The Company offers certain indemnification commitments under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities, and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
     In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon specifications for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, customer design defects or damage caused by any party or cause other than the Company.
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2008 and for the three months ended January 3, 2009 (in thousands):

Limited warranty liability, as of September 29, 2007	$5,043
Accruals for warranties issued during the period	350
Settlements (in cash or in kind) during the period	(1,341)

Limited warranty liability, as of September 27, 2008	4,052
Accruals for warranties issued during the period	281
Settlements (in cash or in kind) during the period	(50)

Limited warranty liability, as of January 3, 2009	$4,283

NOTE 13 — CONTINGENCIES
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
NOTE 14 — RESTRUCTURING COSTS
     Fiscal 2009 restructuring costs: For the three months ended January 3, 2009, the Company incurred restructuring costs of $0.6 million related to the reduction of our workforce in Juarez. The workforce reduction affected approximately 280 employees.
     Fiscal 2008 restructuring costs: For the three months ended December 29, 2007, the Company did not incur any restructuring costs.

     The table below summarizes the Company’s accrued restructuring liabilities as of January 3, 2009 (in thousands):

Employee
Termination and
Severance Costs
Accrued balance, September 29, 2007	$989
Restructuring costs	2,350
Adjustments to provisions	(231)
Amounts utilized	(1,070)

Accrued balance, September 27, 2008	2,038
Restructuring costs	550
Amounts utilized	(75)

Accrued balance, January 3, 2009	$2,513

     We expect to pay the remaining accrued restructuring liabilities in the next twelve months.
NOTE 15 — SUBSEQUENT EVENT
     The Company has had further reductions in workforce, which will result in restructuring costs of approximately $0.5 million in the second quarter of fiscal 2009, and we expect will reduce selling and administrative expenses in future periods.
NOTE 16 — NEW ACCOUNTING PRONOUNCEMENTS
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on September 28, 2008, as required, with no effect on the measurement of the Company’s financial assets and financial liabilities or on its consolidated results of operations, financial position or cash flows. The Company’s only financial asset and financial liability to which this standard applied during the three months ended January 3, 2009, was a floating-to-fixed interest rate swap that matures on April 4, 2013. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in the future.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The standard was effective for the Company on September 28, 2008 and, as permitted, the Company has not elected the “fair value option” for its financial assets and financial liabilities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	the increasing weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of Plexus or our customers or suppliers to access cash investments and credit facilities

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risks relative to a new confidential mechatronics program in the Industrial/Commercial sector, including customer delays, start-up costs, our potential inability to execute and lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions

•	the adequacy of restructuring and similar charges as compared to actual expenses, including the announced closure of our Ayer, Massachusetts facility and workforce reductions at our Juarez, Mexico facility

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the costs and inherent uncertainties of pending litigation

•	the potential effect of world or local events (such as changes in oil prices, terrorism, drug cartel-related violence in Juarez, Mexico and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below, in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
     The following information should be read in conjunction with our condensed consolidated financial statements included herein and the “Risk Factors” section in Item 1A located in Part II — Other Information.
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
EXECUTIVE SUMMARY
     As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this requires an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first quarters of fiscal 2009 and fiscal 2008 reflect that the first quarter of fiscal 2009 included 98 days while the first quarter in fiscal 2008 included 91 days.
          Three months ended January 3, 2009. Net sales for the three months ended January 3, 2009 decreased by $2.2 million, or 0.5 percent, as compared to the three months ended December 29, 2007 to $456.1 million. The net sales decline in the current year period was driven by decreased demand from several existing customers, in particular due to weakened demand from an unnamed defense customer compared to the prior year period. Although the current period included seven additional days, we received no material revenue benefit due to the timing of the holiday season.
          Gross margins were 10.2 percent for the three months ended January 3, 2009, which compared unfavorably to 12.1 percent for the three months ended December 29, 2007. Gross margins in the current year period declined as a result of the reduced net sales as well as changes in customer mix.
          Selling and administrative expenses for the three months ended January 3, 2009 were $25.3 million, an increase of $1.7 million, or 7.2 percent, over the three months ended December 29, 2007. The current year period, which had one additional week, had increased salaries and benefits, reflecting additional headcount, annual wage increases, and additional compensation expense for stock-based compensation. The current quarter also included additional expenses related to expansions in our Asian facilities to support our continued growth and enhance our manufacturing capacity in this region.
          Net income for the three months ended January 3, 2009 decreased to $17.0 million, or 37.7 percent, from $27.3 million for the three months ended December 29, 2007, and diluted earnings per share decreased to $0.43 in the current year period from $0.58 in the prior year period. Net income decreased from the prior year period due to lower gross margins and higher selling and administrative expenses related to salaries and benefits as described above, partially offset by a lower effective tax rate in the current year period. The effective tax rate in the current year period was 10 percent versus an 18 percent effective tax rate in the prior year period. The decrease in the effective tax rate from the prior year period was due to an increase in the proportion of our projected fiscal 2009 pre-tax income in Malaysia and China (where we currently benefit from reduced rates due to tax holidays) when compared to fiscal 2008 pre-tax income.
          We currently expect the annual effective tax rate for fiscal 2009 to be approximately 10 percent, which is 5 percent lower than we originally anticipated due to a decrease in expected U.S. pre-tax income for fiscal 2009.
          Fiscal 2009 outlook. Our financial goals for fiscal 2009 are to build on the prior year’s achievements and to continue to focus on attaining organic net sales growth while maintaining our ROIC above our estimated WACC. Given the current macroeconomic environment and our uncertainty in longer range customer forecasts, we are continuing to refrain from providing full year fiscal 2009 revenue targets until forecasts begin to stabilize and visibility improves.
     We currently expect net sales in the second quarter of fiscal 2009 to be in the range of $375 million to $405 million; however, our results will ultimately depend upon the actual level of customer orders and production, which could vary, and may be affected further by the weakened economy. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.17 to $0.24 per diluted share in the second quarter of fiscal 2009.
REPORTABLE SEGMENTS
          A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	January 3,	December 29,
	2009	2007
Net sales:
United States	$294.7	$334.4
Asia	160.1	115.3
Europe	12.6	18.3
Mexico	21.7	16.1
Elimination of inter-segment sales	(33.0)	(25.8)

	$456.1	$458.3

	Three Months Ended
	January 3,	December 29,
	2009	2007
Operating income (loss):
United States	$21.7	$37.5
Asia	18.2	11.7
Europe	1.0	2.0
Mexico	(0.7)	(0.4)
Corporate and other costs	(19.5)	(18.9)

	$20.7	$31.9

•	United States: Net sales for the current year period decreased due primarily to reduced demand from several customers, including our unnamed defense customer and Juniper Networks, Inc. (“Juniper”), offset by smaller increases from several customers in the wireline/networking and medical sectors. Our net sales to the unnamed defense customer decreased $43.8 million over the prior year period to approximately $12.4 million in the current year period. In addition, net sales to our largest customer, Juniper, decreased by 12 percent over the prior year period. Operating income for the current year period decreased primarily as a result of lower revenues from the customers noted above and changes in customer mix.

•	Asia: Net sales growth for the current year period reflected increased net sales to several customers with the most significant customer growth coming from one customer in the wireline/networking sector. Operating income in the current year period improved as a result of the net sales growth.

•	Europe: Net sales in the current year period decreased due primarily to reduced demand from a customer program in the industrial/commercial sector. Operating income in the current year period decreased as a result of the net sales decrease as well as changes in customer mix.

•	Mexico: Net sales growth for the current year period was primarily driven by a new wireline/networking customer and increased demand for an industrial/commercial customer program. Operating loss for the current year period increased slightly due to reduced sales volume in the current year period and also the effect of a reserve release in the prior year period.
For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. Net sales to our unnamed defense customer occur entirely in the United States. See Note 11 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
RESULTS OF OPERATIONS
                 Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 3,	December 29,
	2009	2007	Increase
Net Sales	$456.1	$458.3	$(2.2)	(0.5)%
                  Our net sales decrease of 0.5 percent reflected decreased demand in the defense/security/aerospace and industrial/commercial sectors. Demand from Juniper and the unnamed defense customer decreased in comparison to the prior year period, as noted above. This was offset by favorable impacts mainly in the wireline/networking and medical sectors.
     Our net sales by market sector for the indicated periods were as follows:

	Three months ended
	January 3,	December 29,
Market Sector	2009	2007
Wireline/Networking	44%	38%
Wireless Infrastructure	10%	9%
Medical	24%	21%
Industrial/Commercial	13%	15%
Defense/Security/Aerospace	9%	17%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the three months ended January 3, 2009 and December 29, 2007 were as follows:

	Three months ended
	January 3,	December 29,
	2009	2007
Juniper	18%	19%
Defense customer	*	12%
Top 10 customers	61%	63%

*	Represents less than 10 percent of total net sales
     Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.
     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 3,	December 29,
	2009	2007	Increase
Gross Profit	$46.6	$55.6	$(9.0)	(16.2)%
Gross Margin	10.2%	12.1%
     For the three months ended January 3, 2009, gross profit and gross margin were affected primarily by decreased net sales in the U.S. and European reportable segments, along with unfavorable changes in customer mix, including the unnamed defense program, and increased fixed expenses related to salaries and benefits as a result of annual wage increases and an additional week in the current quarter.
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
     Selling and administrative expenses. Selling and administrative expenses (S&A) for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 3,	December 29,
	2009	2007	Increase
S&A	$25.3	$23.6	$1.7	7.2%
Percent of net sales	5.5%	5.2%
     For the three months ended January 3, 2009, the dollar increase in S&A was due primarily to increased salaries and benefits, which reflects an additional week in the current quarter, additional employees, annual wage increases, and increased compensation costs related to stock-based compensation. Also, additional expenses were incurred related to multiple expansions occurring in Asia to support our continued growth, including work to begin full utilization of our third facility in Penang, Malaysia and our new facility in Hangzhou, China.
     Restructuring Actions. During the three months ended January 3, 2009, we incurred restructuring charges of $0.6 million related to severance at our Juarez, Mexico facility. During the three months ended December 29, 2007, we did not incur any restructuring charges.
     As of January 3, 2009, we have remaining restructuring liability of approximately $2.5 million, which is expected to be paid within the next twelve months. See Note 14 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 3,	December 29,
	2009	2007
Income tax expense	$1.9	$6.0
Effective tax rate	10%	18%
     The decrease in the effective tax rate for the three months ended January 3, 2009 compared to the three months ended December 29, 2007 was due to an increase in our projected fiscal 2009 pre-tax income in Malaysia and China, where we currently benefit from tax holidays, when compared to fiscal 2008 pre-tax income.
     We currently expect the annual effective tax rate for fiscal 2009 to be approximately 10 percent, which is 5 percent lower than we originally anticipated due to a decrease in expected U.S. pre-tax income for fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $49.4 million for the three months ended January 3, 2009, compared to cash flows provided by operating activities of $16.6 million for the three months ended December 29, 2007. During the three months ended January 3, 2009, cash flows provided by operating activities were primarily generated by earnings after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expenses, increased accounts payable and decreased accounts receivable. These positive cash flow effects were offset, in part, by increased inventories.
     As of January 3, 2009, days sales outstanding in accounts receivable for the current year period were 45 days which compared favorably to the 50 days sales outstanding for fiscal 2008.
     Our inventory turns decreased to 4.7 turns for the three months ended January 3, 2009, from 5.3 turns for fiscal year ended September 27, 2008. Inventories increased $6.0 million during the three months ended January 3, 2009, primarily as a result of increased finished goods to enhance flexibility and support inventory models, such as Direct Order Fulfillment (“DOF”), for various customers.
     Investing Activities. Cash flows used in investing activities totaled $23.4 million for the three months ended January 3, 2009, and were primarily for additions to property, plant and equipment in the United States and Asia as we expand in those regions. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information regarding our first quarter of fiscal 2009 capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2009 to be in the range of $70 million to $75 million, of which $23.5 million of expenditures were made during the first quarter of fiscal 2009.
     Financing Activities. Cash flows used in financing activities totaled $7.4 million for the three months ended January 3, 2009, which primarily represented payments on our outstanding term loan described below.
     On February 25, 2008, Plexus adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated stock repurchase (“ASR”) program and an additional $100 million of open market purchases. In July 2008, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share.
     On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of January 3, 2009, we had term loan borrowings of $138.8 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 3, 2009, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of January 3, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     As of January 3, 2009, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during fiscal 2008 and the first quarter of fiscal 2009 and there is no assurance that future auctions on these securities will succeed.
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
     Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements. We currently do not anticipate having to use our Amended Credit Facility to satisfy any of our cash needs. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 3, 2009 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2014 and
Contractual Obligations	Total	2009	2010-2011	2012-2013	thereafter

Long-Term Debt Obligations (1)	$138.8	$7.5	$30.0	$101.3	$—
Capital Lease Obligations	34.7	3.2	7.9	8.4	15.2
Operating Lease Obligations	41.4	7.9	13.4	10.7	9.4
Purchase Obligations (2)	196.7	194.9	1.8	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	9.0	3.4	2.0	0.1	3.5
Other Long-Term Liabilities not on the Balance Sheet (4)	2.5	0.7	1.8	—	—

Total Contractual Cash Obligations	$423.1	$217.6	$56.9	$120.5	$28.1

(1)	-	As of April 4, 2008, we entered into the Amended Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

(2)	-	As of January 3, 2009, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)	-	As of January 3, 2009, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” We have excluded from the above table the impact of approximately $5.0 million as of January 3, 2009 related to unrecognized income tax benefits, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

(4)	-	As of January 3, 2009, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2008 Report on Form 10-K. During the first quarter of fiscal 2009, there were no material changes to these policies. Our more critical accounting policies are as follows:
     Impairment of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December, 2001, we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.
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
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in “Interest expense”. The total fair value of these interest rate swap contracts is $10.7 million at January 3, 2009, and the Company has recorded this amount in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 16 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of January 3, 2009, we had no foreign currency contracts outstanding. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	January 3,	December 29,
	2009	2007
Net Sales	3%	4%
Total Costs	10%	10%
Interest Rate Risk
     We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $150 million in term loans as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
     The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.
     Our only material interest rate risk is associated with our Amended Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis over which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense in the first quarter of fiscal 2009 and fiscal 2008, respectively.

Auction Rate Securities
     As of January 3, 2009, we held $2.0 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. Additional auctions for these investments failed during fiscal 2008 and in the first quarter of fiscal 2009. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
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
     Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2009, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 61 percent and 63 percent of our net sales for the three months ended January 3, 2009 and December 29, 2007, respectively. For the three months ended January 3, 2009, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
The global credit market crisis and continuing economic weakness may adversely affect our earnings, liquidity and financial condition.
     Global financial and credit markets have been, and continue to be, extremely unstable and unpredictable. Worldwide economic conditions have been weak and may be further deteriorating. The instability of the markets and weakness of the economy could affect the demand for our customers’ products, the amount, timing and stability of their orders to us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. Further, the global credit market and economic crisis may affect the ability of counterparties to our agreements, including our credit agreement and interest rate swap agreements, to perform their obligations under those agreements. These factors could adversely affect our operations, earnings and financial condition.
     In addition, continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. We encountered a situation in which we were unable to make such sales as described above in Item 3, “Quantitative and Qualitative Disclosures About Market Risk — Auction Rate Securities.” This instability also could affect the prices at which we could make any such sales, which also could adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital, if needed.
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
     Defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts and orders. For example, defense orders are subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense regarding whether to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders. While those arrangements may result in a significant amount of net sales in a short period of time as happened in the first half of fiscal 2008, they may or may not result in continuing long-term projects or relationships. Even in the case of continuing long-term projects or relationships, orders in the defense sector can be episodic, can vary significantly from period to period, and are subject to termination.

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
     Expansion can inherently include additional costs and start-up inefficiencies. We are currently contemplating possible expansion of our operations to other countries. In late fiscal 2008, we announced expansions in Hangzhou, China and Appleton, Wisconsin. If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
     In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. For example, in fiscal 2008 we announced that we would close our Ayer, Massachusetts facility and in fiscal 2009 we announced a reduction in headcount in Juarez, Mexico, even though we are expanding in other areas. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above.
Operating in foreign countries exposes us to increased risks, including adverse local developments and foreign currency risks.
     We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 43 percent of our revenues in the quarter ended January 3, 2009. We have announced expansion plans in China and are considering expanding to additional countries. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operating results:
•	economic, political or civil instability, including a recent increase in drug cartel-related violence in Juarez, Mexico

•	transportation delays or interruptions

•	foreign exchange rate fluctuations

•	difficulties in staffing and managing foreign personnel in diverse cultures

•	the effects of international political developments and

•	foreign regulatory requirements.
     We do not generally “hedge” foreign currencies. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 11 years and 5 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws that took effect on January 1, 2008. These new laws did not materially impact our tax rates in fiscal 2008 or the first fiscal quarter of 2009, but may result in higher tax rates on our operations in those countries in future periods.

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
     Our medical sector business, which represented approximately 24 percent of our net sales for the first quarter of fiscal 2009, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations.
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
     The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs, such as our recently announced new mechatronics program, as well as in program transfers between facilities. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
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
     The products that we design and/or manufacture may be subject to liability or claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ specifications, many of which are highly complex. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design and/or manufacturing of these products. Problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications or in the design or manufacturing processes or by a component defect, and whether or not we are responsible, may result in delayed shipments to customers and/or reduced or cancelled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product and/or injury to person or property. Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. We occasionally incur costs defending claims, and any such disputes could affect our business relationships.
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
     Under our Amended Credit Facility, we have borrowed $150 million in term loans and can borrow up to $200 million in revolving loans of which $100 million is currently available, depending upon compliance with its defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations. In addition, as a consequence of the turmoil in the global financial markets and banking system, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of shares by the Company during the first quarter of fiscal 2009.
ITEM 6. Exhibits
10.1	Amended and Restated Plexus Corp. 1998 Stock Option Plan*

10.2	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan*

10.3	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects non-material changes that were finalized in November 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

2/5/09 Date	/s/ Dean A. Foate Dean A. Foate President and Chief Executive Officer

2/5/09 Date	/s/ Ginger M. Jones Ginger M. Jones Vice President and Chief Financial Officer