Form 10-Q
period 2009-04-04
PLEXUS CORP
filed 2009-05-08
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2009
or
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
Yes ✓           No ____
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ____            No ____
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer ____

Non-accelerated filer ____	Smaller reporting company ____
(Do not check if smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____            No ✓
As of May 1, 2009, there were 39,453,703 shares of Common Stock of the Company outstanding.

PLEXUS CORP.
TABLE OF CONTENTS
April 4, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales	$388,895	$451,049	$845,004	$909,300
Cost of sales	353,097	399,497	762,656	802,194

Gross profit	35,798	51,552	82,348	107,106

Operating expenses:
Selling and administrative expenses	22,344	23,989	47,613	47,615
Goodwill impairment costs	5,748	-	5,748	-
Restructuring costs	2,273	-	2,823	-

	30,365	23,989	56,184	47,615

Operating income	5,433	27,563	26,164	59,491

Other income (expense):
Interest expense	(2,733)	(723)	(5,663)	(1,458)
Interest income	472	1,991	1,403	4,538
Miscellaneous	144	(362)	342	(827)

Income before income taxes	3,316	28,469	22,246	61,744

Income tax (benefit) expense	(1,712)	6,359	180	12,349

Net income	$5,028	$22,110	$22,066	$49,395

Earnings per share:
Basic	$0.13	$0.48	$0.56	$1.07

Diluted	$0.13	$0.48	$0.56	$1.06

Weighted average shares outstanding:
Basic	39,366	45,611	39,351	46,030

Diluted	39,463	46,030	39,464	46,546

Comprehensive income:
Net income	$5,028	$22,110	$22,066	$49,395
Derivative instrument fair market value adjustment — net of income tax	356	-	(4,162)	-
Foreign currency translation adjustments	189	1,307	(3,861)	1,694

Comprehensive income	$5,573	$23,417	$14,043	$51,089

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 4,	September 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$201,330	$165,970
Accounts receivable, net of allowances of $1,000 and $2,500, respectively	200,665	253,496
Inventories	336,243	340,244
Deferred income taxes	14,973	15,517
Prepaid expenses and other	13,517	11,742

Total current assets	766,728	786,969

Property, plant and equipment, net	192,788	179,123
Goodwill	-	7,275
Deferred income taxes	9,947	2,620
Other	15,227	16,243

Total assets	$984,690	$992,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$16,920	$16,694
Accounts payable	218,064	231,638
Customer deposits	31,600	26,863
Accrued liabilities:
Salaries and wages	28,059	41,086
Other	35,422	31,611

Total current liabilities	330,065	347,892

Long-term debt and capital lease obligations, net of current portion	141,376	154,532
Other liabilities	19,203	15,861

Total non-current liabilities	160,579	170,393

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 46,819 and 46,772 shares issued, respectively, and 39,373 and 39,326 shares outstanding, respectively	468	468
Additional paid-in capital	359,163	353,105
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	331,774	309,708
Accumulated other comprehensive income	2,751	10,774

	494,046	473,945

Total liabilities and shareholders’ equity	$984,690	$992,230

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities
Net income	$22,066	$49,395
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,772	14,094
(Gain) on sale of property, plant and equipment	(8)	(107)
Goodwill impairment charges	5,748	-
Deferred income taxes	586	302
Stock based compensation expense	5,390	4,567
Changes in assets and liabilities:
Accounts receivable	51,092	2,626
Inventories	2,413	(36,469)
Prepaid expenses and other	(827)	(3,168)
Accounts payable	(15,189)	17,156
Customer deposits	5,081	5,871
Accrued liabilities and other	(10,547)	4,951

Cash flows provided by operating activities	82,577	59,218

Cash flows from investing activities
Purchases of short-term investments	-	(53,400)
Sales and maturities of short-term investments	-	106,400
Payments for property, plant and equipment	(30,301)	(23,902)
Proceeds from sales of property, plant and equipment	215	228

Cash flows (used in) provided by investing activities	(30,086)	29,326

Cash flows from financing activities
Purchases of common stock	-	(100,000)
Payments on debt and capital lease obligations	(12,201)	(960)
Proceeds from exercises of stock options	638	1,520
Income tax benefit of stock option exercises	30	547
Issuances of common stock under Employee Stock Purchase Plan	-	177

Cash flows used in financing activities	(11,533)	(98,716)

Effect of foreign currency translation on cash and cash equivalents	(5,598)	228

Net increase (decrease) in cash and cash equivalents	35,360	(9,944)

Cash and cash equivalents:
Beginning of period	165,970	154,109

End of period	$201,330	$144,165

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair-statement of the consolidated financial position of the Company as of April 4, 2009, and the results of operations for the three and six months ended April 4, 2009 and March 29, 2008, and the cash flows for the same six-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 includes this additional week and the fiscal year-end will be on October 3, 2009. Therefore the accounting year for 2009 will include 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting periods for the three and six months ended April 4, 2009, included 91 days and 189 days, respectively. The accounting periods for the three and six months ended March 29, 2008 included 91 days and 182 days, respectively.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	April 4,	September 27,
	2009	2008
Raw materials	$242,039	$241,041
Work-in-process	29,908	39,810
Finished goods	64,296	59,393

	$336,243	$340,244

     Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	April 4,	September 27,
	2009	2008
Land, buildings and improvements	$106,046	$103,047
Machinery and equipment	212,101	200,001
Computer hardware and software	71,257	71,444
Construction in progress	18,343	11,827

	407,747	386,319
Less: accumulated depreciation and amortization	(214,959)	(207,196)

	$192,788	$179,123

NOTE 4 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (“the accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the Amended Credit Facility and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of April 4, 2009, the Company has term loan borrowings of $135 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 4, 2009, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of April 4, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that there be no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Amended Credit Facility totaled approximately $0.2 million and $0.3 million for the three and six months ended April 4, 2009, respectively, and $0.1 million and $0.2 million for the three and six months ended March 29, 2008, respectively.
NOTE 5 — DERIVATIVES AND FAIR VALUE MEASUREMENT
     All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value hedge”), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow hedge”), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” account within shareholders’ equity.

     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. The notional amount of the interest rate swap contracts declines over time at the same rate as the term loans. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $10.1 million at April 4, 2009, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of April 4, 2009, the total combined notional amount of the Company’s three receive-variable/pay-fixed interest rate swaps was $135.0 million.
     The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives				Liability Derivatives
	April 4,		March 29,		April 4,		March 29,
	2009		2008		2009		2008
Derivatives designated	Balance		Balance		Balance		Balance
as hedging instruments	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
under Statement 133	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate swaps		-		-	Current liabilities - Other	$2,378		-
Interest rate swaps		-		-	Other liabilities	$7,729		-

The Effect of Derivative Instruments on the Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in		Location of Gain or	Amount of Gain or		(Loss) Recognized in	Recognized in Income on
Derivatives in	Other Comprehensive		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Derivative (Ineffective
Statement 133 Cash	Income (“OCI”) on		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	Portion and Amount
Flow Hedging	Derivative (Effective		Income (Effective	Income (Effective		Amount Excluded from	Excluded from
Relationships	Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	April 4,	March 29,		April 4,	March 29,		April 4,	March 29,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(423)	$-	Interest income (expense)	$(1,034)	$-	Other income (expense)	$-	$-

The Effect of Derivative Instruments on the Statements of Operations
for the Six Months Ended
In thousands of dollars
						Location of Gain or	Amount of Gain or (Loss)
			Location of Gain or	Amount of Gain or		(Loss) Recognized in	Recognized in Income on
Derivatives in	Amount of Gain or		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Derivative (Ineffective
Statement 133 Cash	(Loss) Recognized in		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	Portion and Amount
Flow Hedging	OCI on Derivative		Income (Effective	Income (Effective		Amount Excluded from	Excluded from
Relationships	(Effective Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	April 4,	March 29,		April 4,	March 29,		April 4,	March 29,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(8,432)	$-	Interest income (expense)	$(1,281)	$-	Other income (expense)	$-	$-

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), on September 28, 2008, for financial assets and liabilities. The Company elected to defer adoption of SFAS No. 157 for non-financial assets and liabilities as permitted by Financial Accounting Standard Board (“FASB”) Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 establishes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:
     Level 1: Quoted (observable) market prices in active markets for identical assets or liabilities.
     Level 2: Inputs other than Level 1 that are observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
     The following table lists the fair values of our financial instruments as of April 4, 2009, by input level as defined by SFAS No. 157:

	Fair Value Measurements Using Input Levels: (in millions)
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swap derivative	$-	$10.1	$-	$10.1
Total derivative liabilities at fair value	$-	$10.1	$-	$10.1

     The Company also has $2.0 million of auction rate securities that are valued using Level 3 inputs.
NOTE 6 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Basic and Diluted Earnings Per Share:
Net income	$5,028	$22,110	$22,066	$49,395

Basic weighted average common shares outstanding	39,366	45,611	39,351	46,030
Dilutive effect of stock options	97	419	113	516

Diluted weighted average shares outstanding	39,463	46,030	39,464	46,546

Earnings per share:
Basic	$0.13	$0.48	$0.56	$1.07

Diluted	$0.13	$0.48	$0.56	$1.06

     For the three and six months ended April 4, 2009, stock-based awards to purchase approximately 3.1 million shares and 3.0 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
     For the three and six months ended March 29, 2008, stock-based awards to purchase approximately 2.1 million shares and 1.7 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 7 – STOCK-BASED COMPENSATION
     The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment: An Amendment of Financial Accounting Standards Board Statements No. 123 and 95” (“SFAS No. 123(R)”). The Company recognized $2.6 million and $5.4 million of compensation expense associated with stock-based awards for the three and six months ended April 4, 2009, respectively, and $2.2 million and $4.6 million for the three and six months ended March 29, 2008, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period. The Company uses the fair value at the date of grant to value restricted stock units.
NOTE 8 — SHAREHOLDERS’ EQUITY
     In February, 2008, the Company’s Board of Directors approved, and the Company commenced, a share repurchase program authorizing the Company to repurchase up to $200 million of common stock. Through a combination of two accelerated stock repurchase agreements and open market purchases, from February 2008 to July 2008, the Company repurchased a total of 7.4 million shares at a volume-weighted average price of $26.87 per share, for a total equal to the authorized $200 million.
NOTE 9 — INCOME TAXES
     Income taxes for the three and six months ended April 4, 2009 were $(1.7) million and $0.2 million, respectively. The effective tax rates, excluding the effect of discrete events, for the three and six months ended April 4, 2009 were approximately (10) percent and 7 percent, respectively. The net discrete events for the quarter were $1.4 million, consisting of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability imposed by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), offset by an additional provision of $0.2 million for changes in state tax laws.
     Income taxes for the three and six months ended March 29, 2008 were $6.4 million and $12.3 million, respectively. The effective tax rates for the three and six months ended March 29, 2008 were 22 percent and 20 percent, respectively. The change in the effective tax rate for the current year period compared to the prior year period was primarily due to a larger proportion of the Company’s projected fiscal 2009 pre-tax income in Malaysia and China, where the Company benefits from tax holidays.
     The Company has evaluated legislative changes for various jurisdictions in which it operates and determined that they should not have a material impact on the expected effective income tax rate for the current year.
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

NOTE 10 — GOODWILL
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
     During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility, which is the sole reporting unit in the European reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings in the Kelso facility. These conditions led to an “interim triggering event” under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken. This was the Company’s sole goodwill asset.
     The changes in the carrying amount of goodwill for fiscal 2008 and for the six months ended April 4, 2009 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 29, 2007	$8,062
Foreign currency translation adjustment	(787)

Balance as of September 27, 2008	7,275
Foreign currency translation adjustment	(1,527)
Goodwill impairment	(5,748)

Balance as of April 4, 2009	$-

NOTE 11 – BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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

     Information about the Company’s four reportable segments for the three and six months ended April 4, 2009 and March 29, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales:
United States	$250,466	$317,634	$545,168	$651,988
Asia	126,508	129,658	286,579	245,012
Europe	12,352	18,036	24,960	36,323
Mexico	16,293	17,159	38,045	33,237
Elimination of inter-segment sales	(16,724)	(31,438)	(49,748)	(57,260)

	$388,895	$451,049	$845,004	$909,300

Depreciation and amortization:
United States	$2,654	$2,181	$5,110	$4,382
Asia	4,050	2,982	7,660	5,782
Europe	178	209	370	419
Mexico	513	450	1,072	900
Corporate	1,276	1,279	2,560	2,611

	$8,671	$7,101	$16,772	$14,094

Operating income (loss):
United States	$16,329	$30,142	$38,062	$67,640
Asia	11,314	13,680	29,502	25,381
Europe	912	2,131	1,929	4,155
Mexico	(953)	(710)	(1,675)	(1,105)
Corporate and other costs	(22,169)	(17,680)	(41,654)	(36,580)

	$5,433	$27,563	$26,164	$59,491

Capital expenditures:
United States	$2,203	$4,078	$15,176	$8,790
Asia	3,714	5,121	12,117	13,125
Europe	173	104	367	418
Mexico	336	83	747	108
Corporate	381	881	1,894	1,461

	$6,807	$10,267	$30,301	$23,902

	April 4,	September 27,
	2009	2008
Total assets:
United States	$373,328	$418,534
Asia	309,889	304,252
Europe	80,709	97,874
Mexico	51,664	41,671
Corporate	169,100	129,899

	$984,690	$992,230

     The following enterprise-wide information is provided in accordance with SFAS No. 131. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales:
United States	$250,466	$317,634	$545,168	$651,988
Malaysia	109,800	110,692	245,085	207,611
China	16,708	18,966	41,494	37,401
United Kingdom	12,352	18,036	24,960	36,323
Mexico	16,293	17,159	38,045	33,237
Elimination of inter-segment sales	(16,724)	(31,438)	(49,748)	(57,260)

	$388,895	$451,049	$845,004	$909,300

	April 4,	September 27,
	2009	2008
Long-lived assets:
United States	$50,431	$38,900
Malaysia	72,653	71,369
China	14,941	10,398
United Kingdom	6,426	15,238
Mexico	6,806	7,111
Corporate	41,531	43,382

	$192,788	$186,398

     Long-lived assets as of April 4, 2009 and September 27, 2008 exclude other long-term assets totaling $25.2 million and $18.9 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within “Corporate and other costs” in the above operating income (loss) table. For the three and six months ended April 4, 2009, the Company incurred $8.0 million and $8.6 million of restructuring and impairment costs, respectively.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Juniper Networks, Inc.	23%	20%	20%	19%
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2008 and for the six months ended April 4, 2009 (in thousands):

Limited warranty liability, as of September 29, 2007	$5,043
Accruals for warranties issued during the period	350
Settlements (in cash or in kind) during the period	(1,341)

Limited warranty liability, as of September 27, 2008	4,052
Accruals for warranties issued during the period	285
Settlements (in cash or in kind) during the period	(26)

Limited warranty liability, as of April 4, 2009	$4,311

NOTE 13 — CONTINGENCIES
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint named the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleged securities law violations and sought unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint, which was opposed by the plaintiffs.
     On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. Although the court gave leave to the plaintiffs to file an amended complaint until March 31, 2009, no such amended complaint was filed. The parties are awaiting the entry by the court of the judgment formally dismissing the action; the plaintiffs will have a period of time thereafter during which they may exercise a right of appeal.
     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Due to their immateriality, all expenses associated with these lawsuits are expensed as incurred.

NOTE 14 — RESTRUCTURING AND IMPAIRMENT COSTS
     Fiscal 2009 restructuring and impairment costs: For the three months ended April 4, 2009, the Company incurred restructuring and impairment costs of $8.0 million, which consisted of the following:
•	$5.7 million related to goodwill impairment (see Note 10 above)
•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees
•	$0.2 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 40 employees and
•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
     For the six months ended April 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment (see Note 10 above)
•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees
•	$0.8 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 320 employees and
•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
     Fiscal 2008 restructuring and impairment costs: For the three and six months ended March 29, 2008, the Company did not incur any restructuring or impairment costs.
     The table below summarizes the Company’s accrued restructuring and impairment liabilities as of April 4, 2009 (in thousands):

	Employee	Lease
	Termination	Obligations	Non-cash
	and Severance	and Other Exit	Asset
	Costs	Costs	Impairments	Total
Accrued balance, September 29, 2007	$989	$-	$-	$989
Restructuring costs	2,350	-	-	2,350
Adjustments to provisions	(231)	-	-	(231)
Amounts utilized	(1,070)	-	-	(1,070)

Accrued balance, September 27, 2008	2,038	-	-	2,038
Restructuring and impairment costs	1,947	875	5,748	8,570
Amounts utilized	(1,459)	(453)	(5,748)	(7,660)

Accrued balance, April 4, 2009	$2,526	$422	$-	$2,948

     We expect to pay the remaining accrued restructuring and impairment liabilities in the next twelve months.
NOTE 15 — NEW ACCOUNTING PRONOUNCEMENTS
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

SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 on September 28, 2008, as required, with no effect on the measurement of the Company’s financial assets and financial liabilities or on its consolidated results of operations, financial position or cash flows. The Company’s only financial asset and financial liability to which this standard applied during the three months ended April 4, 2009, was a floating-to-fixed interest rate swap that matures on April 4, 2013. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in the future.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 during the second fiscal quarter of 2009. The principal impact to the Company was to require the expansion of its disclosure regarding its derivative instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in this Form 10-Q that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries
•	the risk of customer delays, changes or cancellations in both ongoing and new programs
•	the poor visibility of future orders, particularly in view of current economic conditions
•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods
•	our ability to secure new customers and maintain our current customer base and deliver product on a timely basis
•	the risks relative to new customers, including a new confidential customer in the Industrial/Commercial sector, which risks include customer delays, start-up costs, our potential inability to execute and lack of a track record of order volume and timing
•	the risks of concentration of work for certain customers
•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities
•	material cost fluctuations and the adequate availability of components and related parts for production
•	the effect of changes in average selling prices
•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facility in Oradea, Romania
•	the adequacy of restructuring and similar charges as compared to actual expenses, including the recently completed closure of our Ayer, Massachusetts facility and workforce reductions at our Juarez, Mexico facility and other North American facilities
•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations
•	possible unexpected costs and operating disruption in transitioning programs
•	the potential effect of world and local events (such as changes in oil prices, terrorism, epidemics, drug cartel-related violence in Juarez, Mexico and war in the Middle East)
•	the impact of increased competition and
•	other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
OVERVIEW
     The following information should be read in conjunction with our condensed consolidated financial statements included herein and the “Risk Factors” section in Item 1A of “Part II. Other Information.”
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
EXECUTIVE SUMMARY
     As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this requires an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first two quarters of fiscal 2009 and fiscal 2008 reflect that the first two quarters of fiscal 2009 included 189 days while the first two quarters in fiscal 2008 included 182 days.
     Three months ended April 4, 2009. Net sales for the three months ended April 4, 2009 decreased by $62.1 million, or 13.8 percent, as compared to the three months ended March 29, 2008 to $388.9 million. Net sales declined in each of our market sectors except medical, which had a slight increase, as compared to the prior-year period due to decreased demand resulting from overall economic conditions.
     The impact of overall economic conditions has significantly contributed to reduced revenue, gross margin and ROIC below our normal expectations for the business. As a result, we took action in the second fiscal quarter to control costs, including reducing discretionary spending and workforce reductions, as described in Note 14 in Notes to Condensed Consolidated Financial Statements. In addition, we are taking what we believe are prudent steps to reduce capital expenditures and working capital investments to balance potential future growth with current results. New program wins in the last three quarters have been higher than our average of approximately $100 million per quarter; as a result we believe we need to continue to invest cautiously to support these new customers and programs. We have also identified other cost-cutting measures that could be implemented quickly if forecasted revenues decline further or market conditions worsen.
     Gross margins were 9.2 percent for the three months ended April 4, 2009, which compared unfavorably to 11.4 percent for the three months ended March 29, 2008. Gross margins in the current-year period were negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our large unnamed defense customer. Fixed manufacturing costs remained fairly consistent across periods.
     Selling and administrative expenses decreased $1.6 million, or 6.9 percent, to $22.3 million for the three months ended April 4, 2009. The decrease can be attributed primarily to lower compensation expenses associated with decreased accruals for variable incentive compensation compared to the prior-year period.
     The Company also recorded restructuring and impairment charges of $8.0 million for the three months ended April 4, 2009. These charges were mainly due to goodwill impairment and severance related to the workforce reduction across our facilities. See “Restructuring and impairment actions” in “Results of Operations” below.
     Net income for the three months ended April 4, 2009 decreased to $5.0 million from $22.1 million in the prior-year period, and diluted earnings per share decreased to $0.13 from $0.48 in the prior-year period. In addition to the items noted above, net income was favorably impacted by a decrease in our effective tax rate to (51) percent in the current-year period as compared to 22 percent in the prior-year period. The benefit in income tax expense for the current-year period was the result of adjusting year-to-date income tax expense to the effective rate of 7 percent and the net discrete tax adjustment of $1.4 million, as discussed in Note 9 in Notes to the Condensed Consolidated Financial Statements. We currently expect the annual effective tax rate for fiscal 2009 to be approximately 7 percent, excluding the discrete events, which is 3 percentage points lower than we anticipated at the end of first fiscal quarter due to a larger proportion of the Company’s projected fiscal 2009 pre-tax income in Malaysia and China, where the Company benefits from tax holidays.
     Six months ended April 4, 2009. Net sales for the six months ended April 4, 2009 decreased by $64.3 million or 7.1 percent, over the six months ended March 29, 2008 to $845.0 million. Net sales declined in all of our market sectors during the current-year period, except for the medical and wireline/networking sectors. The overall reduction in our net sales was driven primarily by customers in the defense/security/aerospace and industrial/commercial sectors.
     Gross margins were 9.8 percent for the six months ended April 4, 2009, which was less than the 11.8 percent for the six months ended March 29, 2008. Gross margins in the current-year period were negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our large unnamed defense customer.
     Selling and administrative expenses were comparable between the current-year period and prior-year period. Increases attributable to an additional week in the current-year period, additional compensation expense for stock-based compensation and expenses related to expansions in our Asian facilities were offset by lower variable incentive compensation.
     The Company also recorded restructuring and impairment charges of $8.6 million for the six months ended April 4, 2009. These charges were mainly due to goodwill impairment and severance related to the reduction of workforce across our facilities. See “Restructuring and impairment actions” in “Results of Operations” below.
     Net income for the six months ended April 4, 2009 decreased to $22.1 million from $49.4 million in the prior-year period, and diluted earnings per share decreased to $0.56 from $1.06 in the prior-year period.

     We currently expect the annual effective tax rate for fiscal 2009, excluding discrete events, to be approximately 7 percent, as explained above, which is 3 percentage points lower than earlier anticipated.
     Fiscal 2009 outlook. Given the current macroeconomic environment and our uncertainty in longer range customer forecasts, we are continuing to refrain from providing full year fiscal 2009 revenue targets until forecasts begin to stabilize and visibility improves.
     We currently expect net sales in the third quarter of fiscal 2009 to be in the range of $355 million to $385 million; however, our results will ultimately depend upon the actual level of customer orders and production, which could vary, and may be affected further by the weakened economy. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.18 to $0.25 per diluted share in the third quarter of fiscal 2009.
REPORTABLE SEGMENTS
     A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales:
United States	$250.5	$317.6	$545.2	$652.0
Asia	126.5	129.6	286.6	245.0
Europe	12.3	18.0	25.0	36.3
Mexico	16.3	17.2	38.0	33.2
Elimination of inter-segment sales	(16.7)	(31.4)	(49.8)	(57.2)

	$388.9	$451.0	$845.0	$909.3

Operating income (loss):
United States	$16.3	$30.1	$38.1	$67.6
Asia	11.3	13.7	29.5	25.4
Europe	1.0	2.1	1.9	4.2
Mexico	(1.0)	(0.7)	(1.7)	(1.1)
Corporate and other costs	(22.2)	(17.6)	(41.6)	(36.6)

	$5.4	$27.6	$26.2	$59.5

•	United States: Net sales for the three months ended April 4, 2009 decreased $67.1 million, or 21.1 percent, from the three months ended March 29, 2008, to $250.5 million. This reportable segment experienced significant net sales decline due to decreased demand mainly from our unnamed defense/security/aerospace customer, as well as the transfer of production for a wireline/networking customer’s product to our Asian reportable segment. Decreased demand was also noted from another wireline/networking customer and one industrial/commercial customer. Operating income for the three months ended April 4, 2009 decreased $13.8 million from the three months ended March 29, 2008. Operating income in the current-year period was negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer.

Net sales for the six months ended April 4, 2009 decreased $106.8 million, or 16.4 percent, over the six months ended March 29, 2008 to $545.2 million. Net sales decreased in the current-year period due to decreased demand mainly from our unnamed defense/security/aerospace customer, as well as the transfer of production for a wireline/networking customer’s product to our Asian reportable segment. Decreased demand was also noted from two wireline/networking customers and one industrial/commercial customer. Operating income for the six months ended April 4, 2009 decreased $29.5 million from the six months ended March 29, 2008. Operating income in the current-year period was negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer.

•	Asia: Net sales for the three months ended April 4, 2009 decreased $3.1 million, or 2.4 percent, over the three months ended March 29, 2008 to $126.5 million. This decline reflected decreased demand from a wireline/networking customer and a wireless infrastructure customer, partially offset by the transfer of production for a wireline/networking customer’s product from the United States reportable segment to the Asian reportable segment. Operating income for the three months ended April 4, 2009 decreased $2.4 million over the three months ended March 29, 2008, as a result of decreased net sales, changes in customer mix and operating inefficiencies.

Net sales for the six months ended April 4, 2009 increased $41.6 million, or 17.0 percent, over the six months ended March 29, 2008 to $286.6 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from two customers in the wireline/networking sector, a customer in the medical sector and the transfer of production of a wireline/networking customer’s product from the United States reportable segment to the Asian reportable segment. Operating income for the six months ended April 4, 2009 improved $4.1 million over the six months ended March 29, 2008, primarily as a result of higher net sales in the first quarter of fiscal 2009.

•	Europe: Net sales for the three months ended April 4, 2009 decreased $5.7 million, or 31.7 percent, to $12.3 million, from the three months ended March 29, 2008. The net sales decline was primarily due to decreased demand from an industrial/commercial customer. Operating income for the three months ended April 4, 2009 decreased by $1.1 million to $1.0 million from the prior-year period due primarily to decreased net sales and an unfavorable change in customer mix.

Net sales for the six months ended April 4, 2009 decreased $11.3 million, or 31.1 percent, to $25.0 million, from the six months ended March 29, 2008. The change in net sales can be attributed to a decrease in the exchange rate as well as decreased demand from one customer in the industrial/commercial sector. Operating income for the six months ended April 4, 2009 decreased $2.3 million from the six months ended March 29, 2008 primarily as a result of a decreased net sales as well as unfavorable change in customer mix.

•	Mexico: Net sales for the three months ended April 4, 2009 decreased $0.9 million or 5.2 percent, from the three months ended March 29, 2008, to $16.3 million. The net sales decrease was primarily driven by decreased demand from a wireline/networking customer, an industrial/commercial customer and a medical customer. These losses were offset, in part, by increased demand from a wireline/networking customer. Operating loss for the three months ended April 4, 2009 increased by $0.3 million over the three months ended March 29, 2008, primarily as a result of reduced net sales.

Net sales for the six months ended April 4, 2009 increased $4.8 million, or 14.5 percent, from the six months ended March 29, 2008, to $38.0 million. The net sales increase was primarily attributable to the addition of a new customer in the wireline/networking sector. In addition, there was increased demand from an industrial/commercial customer, offset by decreased demand from a wireline/networking customer and an industrial/commercial customer. Operating loss for the six months ended April 4, 2009 increased $0.6 million over the six months ended March 29, 2008 to $1.7 million, as a result of reduced net sales.
     For our significant customers, we generally manufacture products in more than one location. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, occur in the United States and Asia. Net sales to General Electric Company (“GE”), a significant customer, occur in the United States, Asia and Mexico. See Note 11 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.

RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 4,	March 29,	Increase/		April 4,	March 29,	Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
Net Sales	$388.9	$451.0	$(62.1)	(14)%	$845.0	$909.3	$(64.3)	(7)%
     For the three months ended April 4, 2009, we experienced net sales decline in each of our market sectors, except for a small increase in medical. The net sales decline in the industrial/commercial sector was spread across many customers and was primarily a result of decreased demand. Our net sales decline in the wireline/networking sector was driven by decreased demand from an existing customer as well as the disengagement of another customer, partially offset by the addition of three new customers. Our net sales decline in the defense/security/aerospace was primarily due to decreased demand of $17.0 million from our unnamed defense customer, offset by increases to other customers. Our wireless infrastructure sector declined as a result of decreased demand primarily from one customer and our medical sector increased net sales slightly over the prior-year period.
     For the six months ended April 4, 2009, net sales declined in all of our market sectors as compared to the prior-year period, except for the medical and wireline/networking sectors, due primarily to decreased demand by customers in the defense/security/aerospace and industrial/commercial sectors. Leading the decline was the defense/security/aerospace sector as it experienced demand decreases of $60.8 million from our unnamed defense customer. Net sales in our industrial/commercial sector was unfavorably impacted by decreased demand from many existing customers. Offsetting these net sales declines were increases in demand from two existing customers in the wireline/networking sector and one existing medical customer.
     Our net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
Industry	2009	2008	2009	2008
Wireline/Networking	45%	43%	45%	41%
Wireless Infrastructure	9%	9%	10%	9%
Medical	24%	20%	24%	20%
Industrial/Commercial	12%	17%	12%	16%
Defense/Security/Aerospace	10%	11%	9%	14%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Juniper	23%	20%	20%	19%
Top 10 customers	58%	60%	59%	62%
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

     Gross profit and gross margin. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance	Six Months Ended		Variance
	April 4,	March 29,	Increase/	April 4,	March 29,	Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
Gross Profit	$35.8	$51.6	$(15.8) (31)%	$82.3	$107.1	$(24.8) (23)%
Gross Margin	9.2%	11.4%		9.8%	11.8%
     For the three months ended April 4, 2009, gross profit and gross margin were impacted by the following:
•	decreased net sales in all four of the reportable segments and

•	unfavorable changes in customer mix, including for the unnamed defense customer discussed above.
     For the six months ended April 4, 2009, gross profit and gross margin were adversely impacted by the following:
•	decreased net sales in the U.S. and European reportable segments

•	unfavorable changes in customer mix, including for the unnamed defense customer and

•	a moderate increase in fixed manufacturing costs associated with salaries and benefits as a result of annual wage increases and an additional week in the six month period.
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
     Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance	Six Months Ended		Variance
	April 4,	March 29,	Increase/	April 4,	March 29,	Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
S&A	$22.3	$24.0	$(1.7) (7)%	$47.6	$47.6	$0.0 0%
Percent of net sales	5.8%	5.3%		5.6%	5.2%
     The dollar decrease in S&A for the three months ended April 4, 2009 is attributed to decreased compensation expenses for variable incentive compensation. S&A as a percentage of net sales increased as a result of the decreased net sales in the three months ended April 4, 2009, as compared to the prior-year period.
     The dollar S&A expense for the six months ended April 4, 2009 was essentially flat to the prior-year period. Increases attributable to an additional week in the current-year period, additional compensation expense for stock-based compensation and expenses related to expansions in our Asian facilities were offset by lower variable incentive compensation. S&A as a percentage of net sales increased as a result of the decreased net sales in the six months ended April 4, 2009 as compared to the prior-year period.

Restructuring and impairment actions: For the three months ended April 4, 2009, the Company incurred restructuring and impairment costs of $8.0 million, which consisted of the following:
•	$5.7 million related to goodwill impairment in our European reportable segment
•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees
•	$0.2 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 40 employees and
•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
     For the six months ended April 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment in our European reportable segment
•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees
•	$0.8 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 320 employees and
•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
For both the three and six months ended March 29, 2008, the Company did not incur any restructuring charges.
     As of April 4, 2009, we have a remaining restructuring liability of approximately $2.9 million, which is expected to be paid within the next twelve months. See Note 14 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Income tax expense	$(1.7)	$6.4	$0.2	$12.3
Effective annual tax rate	(51)%	22%	1%	20%
     The decrease in our effective tax rates for the three and six months ended April 4, 2009, as compared to the three and six months ended March 29, 2008 was due to an increase in our projected fiscal 2009 pre-tax income in Malaysia and China, where we currently benefit from tax holidays, when compared to fiscal 2008 pre-tax income as well as the net effect of discrete tax events of $1.4 million that resulted in a tax benefit for the current-year quarter ended April 4, 2009.
     The discrete events consisted of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability imposed by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), offset by an additional provision of $0.2 million for changes in state tax laws.
     We currently expect the annual effective tax rate for fiscal 2009 to be approximately 7 percent, before discrete tax items.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $82.6 million for the six months ended April 4, 2009, compared to cash flows provided by operating activities of $59.2 million for the six months ended March 29, 2008. The increase in cash flows provided by operating activities during the six months ended April 4, 2009 was primarily due to a decrease in accounts receivable, partially moderated by a decrease in accounts payable.

     As of April 4, 2009, quarterly days sales outstanding in accounts receivable were 47 days as compared to the 50 days for the fiscal year ended September 27, 2008.
     Inventory turnover decreased to 4.2 turns for the six months ended April 4, 2009 as compared to 5.3 turns for fiscal year ended September 27, 2008. Although inventory decreased $4.0 million from September 27, 2008 to April 4, 2009 as a result of our efforts to control levels, the percent decrease was not as large as our percent change in revenue. As a result, we saw a decrease in inventory turns.
     Investing Activities. Cash flows used in investing activities totaled $30.1 million for the six months ended April 4, 2009 and were primarily used for purchases of property, plant and equipment. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2009 to be in the range of $60 million to $65 million, of which $30.3 million were made during the first half of fiscal 2009.
     Financing Activities. Cash flows used in financing activities totaled $11.5 million for the six months ended April 4, 2009, and primarily represented payments on our term note and capital leases.
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
     On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of April 4, 2009, we had term loan borrowings of $135.0 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 4, 2009, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Revolving Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of April 4, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.

     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     As of April 4, 2009, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during fiscal 2008 and the first and second quarters of fiscal 2009 and there is no assurance that future auctions on these securities will succeed.
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
     Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We currently do not anticipate having to use our Amended Credit Facility to satisfy any of our cash needs. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 4, 2009 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2014 and
	Total	in 2009	2010-2011	2012-2013	thereafter
Long-Term Debt Obligations (1)	$135.0	$3.8	$30.0	$101.2	$-
Capital Lease Obligations	33.7	2.1	7.9	8.5	15.2
Operating Lease Obligations	39.0	5.2	13.8	10.6	9.4
Purchase Obligations (2)	157.0	151.4	5.3	-	0.3
Other Long-Term Liabilities on the Balance Sheet (3)	9.0	3.4	1.9	0.5	3.2
Other Long-Term Liabilities not on the Balance Sheet (4)	18.3	4.7	13.6	-	-

Total Contractual Cash Obligations	$392.0	$170.6	$72.5	$120.8	$28.1

(1) – As of April 4, 2008, we entered into the Amended Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) – As of April 4, 2009, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) – As of April 4, 2009, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation related to Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for

Conditional Asset Retirement Obligations.” We have excluded from the table the impact of approximately $3.5 million, as of April 4, 2009, related to unrecognized income tax benefits, due to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) – As of April 4, 2009, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $16 million to build a new corporate headquarters in Neenah, Wisconsin. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the first and second quarters of fiscal 2009, there were no material changes to these policies. Our more critical accounting policies are as follows:
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
     Intangible Assets – Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was effective October 1, 2002, we no longer amortize goodwill and intangible assets with indefinite useful lives, but instead we test those assets for impairment, at least annually, and recognize any related losses when incurred. We perform goodwill impairment tests annually during the third quarter of each fiscal year or more frequently if an event or circumstance indicates that an impairment has occurred.
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
     During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility, which is the sole reporting unit in the European reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings in the Kelso facility. These conditions led to an “interim triggering event” under SFAS No. 142, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken. This was the Company’s sole goodwill asset.
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
     Derivatives and Hedging Activities – All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value hedge”), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow hedge”), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in “Interest expense”. The total fair value of these interest rate swap contracts is $10.1 million at April 4, 2009, and the Company has recorded this amount in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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

Our international operations create potential foreign exchange risk. As of April 4, 2009, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4,	March 29,	April 4,	March 29,
	2009	2008	2009	2008
Net sales	4%	4%	3%	4%
Total costs	10%	11%	10%	10%
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
     Our only material interest rate risk is associated with our Amended Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis over which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three and six months ended April 4, 2009 and March 29, 2008, respectively.
Auction Rate Securities
     As of April 4, 2009, we held $2.0 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. Additional auctions for these investments failed during fiscal 2008 and in the first and second quarters of fiscal 2009. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) that such information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2009, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. On November 7, 2007, the two actions were consolidated, and a consolidated class action complaint was filed on February 1, 2008. The consolidated complaint named the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a Director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleged securities law violations and sought unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006. On April 15, 2008, the Company and the individual defendants filed a motion to dismiss the consolidated class action complaint, which was opposed by the plaintiffs.
     On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. Although the court gave leave to the plaintiffs to file an amended complaint until March 31, 2009, no such amendment was filed. The parties are awaiting the entry by the court of the judgment formally dismissing the action; the plaintiffs will have a period of time thereafter during which they may exercise a right of appeal.
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
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 58 percent and 59 percent of our net sales for the three and six months ended April 4, 2009, respectively, and 60 percent and 62 percent for the three and six months ended March 29, 2008, respectively. For the three and six months ended April 4, 2009, there was one customer that represented

10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
     Expansion can inherently include additional costs and start-up inefficiencies. We are currently contemplating possible expansion of our operations to other countries. In late fiscal 2008, we announced expansions in Hangzhou, China and Appleton, Wisconsin, and we recently announced expansion to a new facility in Oradea, Romania. If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:

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
     Periods of contraction or reduced net sales create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment entail short-term costs, reductions in facilities and/or employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges as we did due to the closure of our Ayer, Massachusetts facility in the second quarter of fiscal 2009.
     In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. For example, we recently ceased operations at our former Ayer, Massachusetts facility and reduced headcount in Juarez, Mexico and other North American facilities, even though we are expanding in other areas. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above.
Plexus is a multinational corporation and operating in foreign countries exposes us to increased risks, including adverse local developments and foreign currency risks.
     We have operations in China, Malaysia, Mexico and the United Kingdom, which in the aggregate represented approximately 40 percent of our revenues in the quarter ended April 4, 2009. We have announced expansion plans in China and Romania and are considering expanding to additional countries. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operations and operating results:
•	economic, political or civil instability, including significant drug cartel-related violence in Juarez, Mexico
•	epidemics and health concerns, including the recent swine flu outbreaks (and related government actions) in Mexico
•	transportation delays or interruptions
•	foreign exchange rate fluctuations
•	difficulties in staffing and managing foreign personnel in diverse cultures
•	the effects of international political developments and
•	foreign regulatory requirements.
     We do not generally “hedge” foreign currencies. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Chinese subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 10 years and 4 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws that took effect on January 1, 2008. These new laws did not materially impact our tax rates in fiscal 2008 or thus far in fiscal 2009, but may result in higher tax rates on our operations in those countries in future periods. Proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could also have an impact on our operating results and competitiveness.

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
     Our medical sector business, which represented approximately 24 percent of our net sales for the second quarter of fiscal 2009, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations.
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
     The growth and changing requirements of our business are imposing on us heightened import and export compliance requirements. We have been notified by U.S. Customs and Border Protection that it will conduct a customary Focused Assessment audit of our import activities during fiscal 2008 and of our internal controls to comply with U.S. Customs laws and regulations. This audit is scheduled to occur in the summer of 2009. In preparation for this audit, we have reassessed internal policies, procedures and controls respecting U.S. import law compliance. We have uncovered some deficiencies during this assessment but do not yet know whether such deficiencies affected duties owed by us and, if so, whether any unpaid duties or deficiencies in policies, procedures, or controls will have a material adverse effect on Plexus or our results of operations.
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
     The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct those transfers on a regular basis to address factors such as meeting customer needs, seeking long-term efficiencies or responding to market conditions. As a result of the closure of our Ayer, Massachusetts facility, we transitioned customer programs from that site to other Plexus facilities. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
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
We have been defendants in a securities class action lawsuit.
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. Although the consolidated class action complaint was dismissed by the court in March 2009, and the plaintiffs did not file an amended complaint within the time period specified by the court, the plaintiffs may still exercise their right of appeal. The defense of this lawsuit, and any future lawsuits, could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no repurchases of shares by the Company during the second quarter of fiscal 2009.
ITEM 4. Submission of Matters to a Vote of Security Holders
     At the Company’s annual meeting of shareholders on February 4, 2009, the nine management nominees for re-election to the board of directors were re-elected by the shareholders. The nominees/directors were re-elected with the following votes:

	Authority
	Granted to	Authority
Director’s Name	Vote “For”	Withheld

Ralf R. Boër	18,197,784	19,593,908
Stephen P. Cortinovis	22,776,362	15,015,330
David J. Drury	22,749,693	15,041,999
Dean A. Foate	22,726,845	15,064,847
Peter Kelly	22,786,664	15,005,028
John L. Nussbaum	22,645,341	15,146,351
Michael V. Schrock	22,210,429	15,581,263
Charles M. Strother, M.D.	22,778,323	15,013,369
Mary A. Winston	22,883,008	14,908,684

     In addition, shareholders ratified the selection of PricewaterhouseCoopers LLP as the independent auditors for fiscal 2009. The vote on the proposal was as follows:
                 For: 36,668,389            Against: 992,117            Abstain: 131,186
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

5/7/09	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

5/7/09	/s/ Ginger M. Jones
Date	Ginger M. Jones
Vice President and Chief Financial Officer