Form 10-Q
period 2009-07-04
PLEXUS CORP
filed 2009-08-05
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2009
or
(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-14423
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
Yes ____            No ✓
As of July 31, 2009, there were 39,478,946 shares of Common Stock of the Company outstanding.

PLEXUS CORP.
TABLE OF CONTENTS
July 4, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net salest	$378,643	$456,352	$1,223,647	$1,365,651
Cost of sales	344,038	407,520	1,106,694	1,209,714

Gross profit	34,605	48,832	116,953	155,937

Operating expenses:
Selling and administrative expenses	22,491	26,350	70,104	73,965
Goodwill impairment costs	-	-	5,748	-
Restructuring costs	-	-	2,823	-

	22,491	26,350	78,675	73,965

Operating income	12,114	22,482	38,278	81,972

Other income (expense):
Interest expense	(2,680)	(2,262)	(8,343)	(3,720)
Interest income	448	1,827	1,851	6,365
Miscellaneous	370	(258)	712	(1,086)

Income before income taxes	10,252	21,789	32,498	83,531

Income tax expense	1,042	4,357	1,222	16,706

Net income	$9,210	$17,432	$31,276	$66,825

Earnings per share:
Basic	$0.23	$0.42	$0.79	$1.50

Diluted	$0.23	$0.41	$0.79	$1.48

Weighted average shares outstanding:
Basic	39,445	41,962	39,382	44,674

Diluted	39,712	42,481	39,550	45,191

Comprehensive income:
Net income	$9,210	$17,432	$31,276	$66,825
Derivative instrument fair market value adjustment – net of income tax	671	(1,140)	(3,491)	(1,140)
Foreign currency translation adjustments	831	174	(3,030)	1,868

Comprehensive income	$10,712	$16,466	$24,755	$67,553

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 4,	September 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$215,493	$165,970
Accounts receivable, net of allowances of $1,300 and $2,500, respectively	205,440	253,496
Inventories	313,457	340,244
Deferred income taxes	13,482	15,517
Prepaid expenses and other	10,184	11,742

Total current assets	758,056	786,969

Property, plant and equipment, net	195,548	179,123
Goodwill	-	7,275
Deferred income taxes	7,423	2,620
Other	15,649	16,243

Total assets	$976,676	$992,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,000	$16,694
Accounts payable	207,804	231,638
Customer deposits	27,180	26,863
Accrued liabilities:
Salaries and wages	26,602	41,086
Other	32,589	31,611

Total current liabilities	311,175	347,892

Long-term debt and capital lease obligations, net of current portion	138,301	154,532
Other liabilities	18,932	15,861

Total non-current liabilities	157,233	170,393

Commitments and contingencies	-	-
Shareholders’ equity:
Preferred stock, $.01 par value, 2,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 46,905 and 46,772 shares issued, respectively, and 39,459 and 39,326 shares outstanding, respectively	469	468
Additional paid-in capital	362,672	353,105
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	340,984	309,708
Accumulated other comprehensive income	4,253	10,774

	508,268	473,945

Total liabilities and shareholders’ equity	$976,676	$992,230

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 4,	June 28,
	2009	2008
Cash flows from operating activities
Net income	$31,276	$66,825
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,435	21,460
Gain on sale of property, plant and equipment	(13)	(48)
Goodwill impairment charges	5,748	-
Deferred income taxes	2,592	163
Stock based compensation expense	7,527	6,342
Changes in assets and liabilities:
Accounts receivable	47,111	(9,314)
Inventories	26,071	(65,545)
Prepaid expenses and other	2,152	(2,189)
Accounts payable	(24,733)	18,571
Customer deposits	568	11,753
Accrued liabilities and other	(14,464)	16,906

Cash flows provided by operating activities	109,270	64,924

Cash flows from investing activities
Purchases of short-term investments	-	(53,400)
Sales and maturities of short-term investments	-	106,400
Payments for property, plant and equipment	(42,195)	(37,879)
Proceeds from sales of property, plant and equipment	228	234

Cash flows (used in) provided by investing activities	(41,967)	15,355

Cash flows from financing activities
Purchases of common stock	-	(181,025)
Proceeds from debt issuance	-	150,000
Payments on debt and capital lease obligations	(16,366)	(2,576)
Proceeds from exercises of stock options	1,933	3,894
Income tax benefit of stock option exercises	108	1,091
Issuances of common stock under Employee Stock Purchase Plan	-	177

Cash flows used in financing activities	(14,325)	(28,439)

Effect of foreign currency translation on cash and cash equivalents	(3,455)	550

Net increase in cash and cash equivalents	49,523	52,390

Cash and cash equivalents:
Beginning of period	165,970	154,109

End of period	$215,493	$206,499

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008
Unaudited
NOTE 1 — BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair-statement of the consolidated financial position of the Company as of July 4, 2009, and the results of operations for the three and nine months ended July 4, 2009 and June 28, 2008, and the cash flows for the same nine-month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 includes this additional week and the fiscal year-end will be on October 3, 2009. Therefore the accounting year for 2009 will include 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting periods for the three and nine months ended July 4, 2009, included 91 days and 280 days, respectively. The accounting periods for the three and nine months ended June 28, 2008 included 91 days and 273 days, respectively.
     In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after July 4, 2009, up until the issuance of the financial statements, which occurred on August 5, 2009.
NOTE 2 — INVENTORIES
     The major classes of inventories are as follows (in thousands):

	July 4,	September 27,
	2009	2008
Raw materials	$229,873	$241,041
Work-in-process	29,567	39,810
Finished goods	54,017	59,393

	$313,457	$340,244

     Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	July 4,	September 27,
	2009	2008
Land, buildings and improvements	$107,738	$103,047
Machinery and equipment	215,516	200,001
Computer hardware and software	72,407	71,444
Construction in progress	22,541	11,827

	418,202	386,319
Less: accumulated depreciation and amortization	(222,654)	(207,196)

	$195,548	$179,123

NOTE 4 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (“the accordion feature”) if the Company has not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the Amended Credit Facility and both the Company and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of July 4, 2009, the Company has term loan borrowings of $131.3 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 4, 2009, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Amended Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of July 4, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that there be no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Amended Credit Facility totaled approximately $0.2 million and $0.5 million for the three and nine months ended July 4, 2009, respectively, and $0.2 million and $0.4 million for the three and nine months ended June 28, 2008, respectively. The fair value of the Company’s term loan debt was $110.2 million as of July 4, 2009. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.
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

     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Amended Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. The notional amount of the interest rate swap contracts declines over time at the same rate as the term loans. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts is $9.0 million at July 4, 2009, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of July 4, 2009, the total combined notional amount of the Company’s three receive-variable/pay-fixed interest rate swaps was $131.3 million.
     The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives				Liability Derivatives
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008
Derivatives designated	Balance		Balance		Balance		Balance
as hedging instruments	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
under Statement 133	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate swaps		-		-	Current liabilities - Other	$2,239	Current liabilities - Other	$392
Interest rate swaps		-		-	Other liabilities	$6,717	Other liabilities	$1,568

The Effect of Derivative Instruments on the Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in		Location of Gain or	Amount of Gain or		(Loss) Recognized in	Recognized in Income on
Derivatives in	Other Comprehensive		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Derivative (Ineffective
Statement 133 Cash	Income (“OCI”) on		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	Portion and Amount
Flow Hedging	Derivative (Effective		Income (Effective	Income (Effective		Amount Excluded from	Excluded from
Relationships	Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$53	$1,960	Interest income (expense)	$(1,098)	$-	Other income (expense)	$-	$-

The Effect of Derivative Instruments on the Statements of Operations
for the Nine Months Ended
In thousands of dollars
						Location of Gain or	Amount of Gain or (Loss)
			Location of Gain or	Amount of Gain or		(Loss) Recognized in	Recognized in Income on
Derivatives in	Amount of Gain or		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Derivative (Ineffective
Statement 133 Cash	(Loss) Recognized in		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	Portion and Amount
Flow Hedging	OCI on Derivative		Income (Effective	Income (Effective		Amount Excluded from	Excluded from
Relationships	(Effective Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 4,	June 28,		July 4,	June 28,		July 4,	June 28,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(8,379)	$1,960	Interest income (expense)	$(2,379)	$-	Other income (expense)	$-	$-

     The Company adopted a newly issued accounting statement on September 28, 2008, for fair value measurements of financial assets and liabilities. The Company elected to defer adoption of this statement for non-financial assets and liabilities as permitted. The accounting statement for fair value measurements defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting statement established a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:
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
     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
     The following table lists the fair values of our financial instruments as of July 4, 2009, by input level as defined above:

	Fair Value Measurements Using Input Levels: (in thousands)
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swap derivative	$-	$8,956	$-	$8,956
Total derivative liabilities at fair value	$-	$8,956	$-	$8,956

     The Company also has $2.0 million of auction rate securities that are valued using Level 3 inputs. There has been no change in the fair value of these securities since September 27, 2008.
NOTE 6 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Basic and Diluted Earnings Per Share:
Net income	$9,210	$17,432	$31,276	$66,825

Basic weighted average common shares outstanding	39,445	41,962	39,382	44,674
Dilutive effect of stock options	267	519	168	517

Diluted weighted average shares outstanding	39,712	42,481	39,550	45,191

Earnings per share:
Basic	$0.23	$0.42	$0.79	$1.50

Diluted	$0.23	$0.41	$0.79	$1.48

     For both the three and nine months ended July 4, 2009, stock-based awards to purchase approximately 2.7 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.

     For the three and nine months ended June 28, 2008, stock-based awards to purchase approximately 1.7 million shares and 1.6 million shares, respectively, of common stock were outstanding but not included in the computation of diluted earnings per share because the stock-based awards’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive.
NOTE 7 — STOCK-BASED COMPENSATION
     The Company recognized $2.1 million and $7.5 million of compensation expense associated with stock-based awards for the three and nine months ended July 4, 2009, respectively, and $1.8 million and $6.3 million for the three and nine months ended June 28, 2008, respectively.
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
NOTE 9 — INCOME TAXES
     Income taxes for the three and nine months ended July 4, 2009 were $1.0 million and $1.2 million, respectively. The effective tax rates, excluding the effect of discrete events, for the three and nine months ended July 4, 2009 were approximately 10 percent and 8 percent, respectively. The net discrete events for the second fiscal quarter were $1.4 million, consisting of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability imposed by Financial Accounting Standards Board (“FASB”) accounting standards, offset by an additional provision of $0.2 million for changes in state tax laws.
     Income taxes for the three and nine months ended June 28, 2008 were $4.4 million and $16.7 million, respectively. The effective tax rate for both the three and nine months ended June 28, 2008 was 20 percent. The change in the effective tax rate for the current year period compared to the prior year period was primarily due to a larger proportion of the Company’s projected fiscal 2009 pre-tax income in our North American sites, driven by customer and product mix.
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
     During the quarter, the Company recorded a reduction of the liability by approximately $0.7 million, including interest. This reduction related primarily to payments to the Internal Revenue Service and other adjustments which were previously accrued for as part of the reserve for unrecognized income tax benefits.
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.

NOTE 10 — GOODWILL
     During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, which was the Company’s sole goodwill asset. The impairment wrote off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility, which is the sole reporting unit in the European reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings in the Kelso facility. These conditions led to an “interim triggering event”, which caused management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken.
     The changes in the carrying amount of goodwill for fiscal 2008 and for the nine months ended July 4, 2009 for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 29, 2007	$8,062
Foreign currency translation adjustment	(787)

Balance as of September 27, 2008	7,275
Foreign currency translation adjustment	(1,527)
Goodwill impairment	(5,748)

Balance as of July 4, 2009	$-

NOTE 11 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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

     Information about the Company’s four reportable segments for the three and nine months ended July 4, 2009 and June 28, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales:
United States	$226,372	$312,172	$771,540	$964,160
Asia	147,729	153,104	434,308	398,116
Mexico	19,437	22,012	57,482	55,249
Europe	13,083	17,077	38,043	53,400
Elimination of inter-segment sales	(27,978)	(48,013)	(77,726)	(105,274)

	$378,643	$456,352	$1,223,647	$1,365,651

Depreciation and amortization:
United States	$2,489	$2,241	$7,599	$6,623
Asia	4,133	3,216	11,793	8,998
Mexico	569	449	1,641	1,349
Europe	194	203	564	622
Corporate	1,278	1,258	3,838	3,868

	$8,663	$7,367	$25,435	$21,460

Operating income (loss):
United States	$13,492	$24,593	$51,554	$92,233
Asia	15,369	16,811	44,870	42,192
Mexico	(992)	(1,053)	(2,667)	(2,158)
Europe	(54)	2,112	1,875	6,267
Corporate and other costs	(15,701)	(19,981)	(57,354)	(56,562)

	$12,114	$22,482	$38,278	$81,972

Capital expenditures:
United States	$717	$4,612	$15,893	$13,402
Asia	6,234	7,173	18,351	20,298
Mexico	1,214	269	1,961	377
Europe	2,472	693	2,839	1,111
Corporate	1,257	1,230	3,151	2,691

	$11,894	$13,977	$42,195	$37,879

	July 4,	September 27,
	2009	2008
Total assets:
United States	$347,458	$418,534
Asia	335,549	304,252
Mexico	52,737	41,671
Europe	88,250	97,874
Corporate	152,682	129,899

	$976,676	$992,230

     The following enterprise-wide information is provided in accordance with the required segment disclosures. Sales to unaffiliated customers are ascribed to a geographic region based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales:
United States	$226,372	$312,172	$771,540	$964,160
Malaysia	132,132	129,718	377,217	337,329
China	15,597	23,386	57,091	60,787
Mexico	19,437	22,012	57,482	55,249
United Kingdom	13,083	17,077	38,043	53,400
Elimination of inter-segment sales	(27,978)	(48,013)	(77,726)	(105,274)

	$378,643	$456,352	$1,223,647	$1,365,651

	July 4,	September 27,
	2009	2008
Long-lived assets:
United States	$48,604	$38,900
Malaysia	72,022	71,369
China	14,878	10,398
Mexico	7,450	7,111
United Kingdom	7,063	15,238
Romania	3,601	-
Corporate	41,930	43,382

	$195,548	$186,398

     Long-lived assets as of July 4, 2009 and September 27, 2008 exclude other long-term assets totaling $23.1 million and $18.9 million, respectively.
     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within “Corporate and other costs” in the above operating income (loss) table. For the three months ended July 4, 2009, the Company did not incur any restructuring and impairment costs. For the nine months ended July 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Juniper Networks, Inc.	23%	23%	21%	21%
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
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2008 and for the nine months ended July 4, 2009 (in thousands):

Limited warranty liability, as of September 29, 2007	$5,043
Accruals for warranties issued during the period	350
Settlements (in cash or in kind) during the period	(1,341)

Limited warranty liability, as of September 27, 2008	4,052
Accruals for warranties issued during the period	377
Settlements (in cash or in kind) during the period	(76)

Limited warranty liability, as of July 4, 2009	$4,353

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
     On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. Although the court gave leave to the plaintiffs to file an amended complaint until March 31, 2009, no such amended complaint was filed. On July 23, 2009, a final judgment was entered by the court formally dismissing the action; the plaintiffs have until August 24, 2009 to exercise a right of appeal.
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

NOTE 14 — RESTRUCTURING AND IMPAIRMENT COSTS
     Fiscal 2009 restructuring and impairment costs: For the three months ended July 4, 2009, the Company did not incur any restructuring or impairment costs.
     For the nine months ended July 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
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
     Fiscal 2008 restructuring and impairment costs: For the three and nine months ended June 28, 2008, the Company did not incur any restructuring or impairment costs.
     The table below summarizes the Company’s accrued restructuring and impairment liabilities as of July 4, 2009 (in thousands):

	Employee	Lease
	Termination	Obligations and	Non-cash
	and Severance	Other Exit	Asset
	Costs	Costs	Impairments	Total
Accrued balance, September 29, 2007	$989	$-	$-	$989
Restructuring costs	2,350	-	-	2,350
Adjustments to provisions	(231)	-	-	(231)
Amounts utilized	(1,070)	-	-	(1,070)

Accrued balance, September 27, 2008	2,038	-	-	2,038
Restructuring and impairment costs	1,947	876	5,748	8,571
Amounts utilized	(3,229)	(789)	(5,748)	(9,766)

Accrued balance, July 4, 2009	$756	$87	$-	$843

     We expect to pay the remaining accrued restructuring and impairment liabilities in the next twelve months.
NOTE 15 — NEW ACCOUNTING STATEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued a statement regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The statement also stated acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be effective for the Company beginning October 4, 2009.
     In September 2006, the FASB issued a statement regarding fair value measurements. This statement defined fair value, established a framework for measuring fair value in generally accepted accounting principles and established a hierarchy that categorized and prioritized the sources to be used to estimate fair value. The statement also expanded financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued additional guidance which delayed the effective date of the original statement for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Both the statement and the additional guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the statement on September 28, 2008, as required, with no effect on the measurement of the Company’s financial assets and financial liabilities or on its consolidated results of operations, financial position or cash flows. The Company’s only financial asset and financial liability to which this statement applied during the three months ended July 4, 2009, was a floating-to-fixed interest rate swap that matures on April 4, 2013.

We are continuing to evaluate the impact the statement will have on the determination of fair value related to non-financial assets and non-financial liabilities in the future.
     In February 2007, the FASB issued a statement permitting an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. The statement was effective for the Company on September 28, 2008 and, as permitted, the Company has not elected the “fair value option” for its financial assets and financial liabilities.
     In December 2007, the FASB issued a statement that changed the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” The statement requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. It is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of this statement on its consolidated results of operations, financial position and cash flows.
     In March 2008, the FASB issued a statement changing the disclosure requirements for derivative instruments and hedging activities. This statement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement during the second fiscal quarter of 2009. The principal impact to the Company was to require the expansion of its disclosure regarding its derivative instruments. See Note 5.
     In May 2009, the FASB issued a statement which modified the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issues, or are available to be issued — and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company has adopted this statement in the third fiscal quarter of 2009. See Note 1.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this amendment on its consolidated results of operations, financial position and cash flows.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this amendment on its consolidated results of operations, financial position and cash flows.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and the Company has determined that it will not have an impact on its consolidated results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in this Form 10-Q that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the electronics, technology and defense industries

•	the risk of customer delays, changes or cancellations in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers and maintain our current customer base and deliver product on a timely basis

•	the risks relative to new customers, including a recently announced customer in the Industrial/Commercial sector, which risks include customer delays, start-up costs, our potential inability to execute and lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities

•	material cost fluctuations and the adequate availability of components and related parts for production

•	the effect of changes in average selling prices

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facilities in Hangzhou, China and Oradea, Romania

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the degree of success and the costs of efforts to improve the financial performance of our Mexican operations

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events (such as drug cartel-related violence in Juarez, Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
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
EXECUTIVE SUMMARY
     As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this requires an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first three quarters of fiscal 2009 and fiscal 2008 reflect that the first three quarters of fiscal 2009 included 280 days while the first three quarters in fiscal 2008 included 273 days.

     Three months ended July 4, 2009. Net sales for the three months ended July 4, 2009 decreased by $77.8 million, or 17.0 percent, as compared to the three months ended June 28, 2008 to $378.6 million. Net sales declined in each of our market sectors except defense/security/aerospace, which had a slight increase, as compared to the prior-year period due to decreased demand resulting from overall economic conditions.
     The impact of overall economic conditions has significantly contributed to reduced revenue, gross margin and ROIC below our normal expectations for the business. As a result, we took action in the second fiscal quarter of 2009 to control costs, including reducing discretionary spending and workforce reductions, as described in Note 14 in Notes to Condensed Consolidated Financial Statements. In addition, we are taking what we believe are prudent steps to reduce capital expenditures and working capital investments to balance potential future growth with current results. New program wins in the last three quarters have exceeded our average for the prior fiscal year of approximately $135 million per quarter; as a result we believe we need to continue to invest cautiously to support these new customers and programs. We have also identified other cost-cutting measures that could be implemented quickly if forecasted revenues decline further or market conditions worsen.
     Gross margins were 9.1 percent for the three months ended July 4, 2009, which compared unfavorably to 10.7 percent for the three months ended June 28, 2008. Gross margins in the current-year period were negatively impacted by the decline in net sales, particularly related to our largest customer and another significant customer, as well as unfavorable changes in customer mix. Fixed manufacturing costs remained fairly consistent across periods, although we began to experience some benefits from the cost cutting measures we initiated in the second fiscal quarter of 2009.
     Selling and administrative expenses decreased $3.9 million, or 14.7 percent, to $22.5 million for the three months ended July 4, 2009 compared to the prior-year period. The decrease can be attributed primarily to lower compensation expenses associated with decreased accruals for variable incentive compensation as well as overall reductions as a result of the cost cutting measures we initiated in the second fiscal quarter of 2009.
     Net income for the three months ended July 4, 2009 decreased to $9.2 million from $17.4 million in the prior-year period, and diluted earnings per share decreased to $0.23 from $0.41 in the prior-year period. In addition to the items noted above, net income was favorably impacted by a decrease in our effective tax rate to 10 percent in the current-year period as compared to 20 percent in the prior-year period. The benefit in income tax expense for the current-year period was the result of adjusting year-to-date income tax expense to the effective rate of 8 percent, excluding discrete events of $1.4 million. We currently expect the annual effective tax rate for fiscal 2009 to be approximately 8 percent, excluding the discrete events, which is 1 percentage point higher than we anticipated at the end of second fiscal quarter due to a larger proportion of the Company’s projected fiscal 2009 pre-tax income in our North American sites, driven by customer and product mix.
     Nine months ended July 4, 2009. Net sales for the nine months ended July 4, 2009 decreased by $142.1 million or 10.4 percent, over the nine months ended June 28, 2008 to $1,223.6 million. Net sales declined in all of our market sectors during the current-year period. The overall reduction in our net sales was driven primarily by overall poor economic conditions, in particular by customers in the industrial/commercial, defense/security/aerospace and wireline/networking sectors. Leading the decline in the defense/security/aerospace sector was decreased demand of $58.6 million from our unnamed defense customer.
     Gross margins were 9.6 percent for the nine months ended July 4, 2009, which was less than the 11.4 percent for the nine months ended June 28, 2008. Gross margins in the current-year period were negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our large unnamed defense customer.
     Selling and administrative expenses decreased $3.9 million, or 5.2 percent, to $70.1 million for the nine months ended July 4, 2009. Decreases in lower variable incentive compensation and reductions related to cost-cutting measures were partially offset by increases attributable to an additional week in the current-year period, additional compensation expense for stock-based compensation and expenses related to expansions in our Asian facilities.
     The Company also recorded restructuring and impairment charges of $8.6 million for the nine months ended July 4, 2009. These charges were mainly due to goodwill impairment and severance related to the reduction of workforce across our facilities. See “Restructuring and impairment actions” in “Results of Operations” below.

     Net income for the nine months ended July 4, 2009 decreased to $31.3 million from $66.8 million in the prior-year period, and diluted earnings per share decreased to $0.79 from $1.48 in the prior-year period.
     We currently expect the annual effective tax rate for fiscal 2009, excluding discrete events, to be approximately 8 percent, as explained above, which is 1 percentage point higher than earlier anticipated.
     Fiscal 2009 outlook. We currently expect net sales in the fourth quarter of fiscal 2009 to be in the range of $380 million to $405 million; however, our results will ultimately depend upon the actual level of customer orders and production, which could vary, and may be affected further by the weakened economy. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.27 to $0.32 per diluted share in the fourth quarter of fiscal 2009.
REPORTABLE SEGMENTS
     A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales:
United States	$226.4	$312.2	$771.5	$964.2
Asia	147.7	153.1	434.3	398.1
Mexico	19.4	22.0	57.5	55.2
Europe	13.1	17.1	38.0	53.4
Elimination of inter-segment sales	(28.0)	(48.0)	(77.7)	(105.2)

	$378.6	$456.4	$1,223.6	$1,365.7

Operating income (loss):
United States	$13.5	$24.6	$51.6	$92.2
Asia	15.3	16.8	44.9	42.2
Mexico	(1.0)	(1.0)	(2.7)	(2.2)
Europe	-	2.1	1.9	6.3
Corporate and other costs	(15.7)	(20.0)	(57.4)	(56.5)

	$12.1	$22.5	$38.3	$82.0

•	United States: Net sales for the three months ended July 4, 2009 decreased $85.8 million, or 27.5 percent, from the three months ended June 28, 2008, to $226.4 million. This reportable segment experienced significant net sales decline due to decreased demand mainly from our largest customer. The decrease from this customer was due in part to the economic pullback as well as from the transfer of some production from the United States reportable segment to the Asia reportable segment. Decreased demand was also noted from a significant defense/security/aerospace customer and a significant medical customer. Operating income for the three months ended July 4, 2009 decreased $11.1 million from the three months ended June 28, 2008. Operating income in the current-year period was negatively impacted by the decline in net sales.

Net sales for the nine months ended July 4, 2009 decreased $192.7 million, or 20.0 percent, over the nine months ended June 28, 2008 to $771.5 million. Net sales decreased in the current-year period due to decreased demand mainly from our unnamed defense/security/aerospace customer, as well as the transfer of production for a wireline/networking customer’s product to our Asia reportable segment and the decrease in the demand for this customer as well. Decreased demand was also noted from another wireline/networking customer and another defense/security/aerospace customer. Operating income for the nine months ended July 4, 2009 decreased $40.6 million from the nine months ended June 28, 2008. Operating income in the current-year period was negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer.

•	Asia: Net sales for the three months ended July 4, 2009 decreased $5.4 million, or 3.5 percent, over the three months ended June 28, 2008 to $147.7 million. This decline reflected decreased demand from an industrial/commercial customer as well as overall decreased demand from several other customers across all sectors, partially offset by the transfer of production for a wireline/networking customer’s product from the United States reportable segment to the Asian reportable segment. Operating income for the three months ended July 4, 2009 decreased $1.5 million over the three months ended June 28, 2008, as a result of decreased net sales and changes in customer mix.

Net sales for the nine months ended July 4, 2009 increased $36.2 million, or 9.1 percent, over the nine months ended June 28, 2008 to $434.3 million. This growth reflected increased net sales to several customers with the most significant customer growth coming from the transfer of production of a wireline/networking customer’s product from the United States reportable segment to the Asian reportable segment as well as increased net sales from two additional customers in the wireline/networking sector and a customer in the medical sector. Operating income for the nine months ended July 4, 2009 improved $2.7 million over the nine months ended June 28, 2008, primarily as a result of higher net sales in the first quarter of fiscal 2009.

•	Mexico: Net sales for the three months ended July 4, 2009 decreased $2.6 million or 11.8 percent, from the three months ended June 28, 2008, to $19.4 million. The net sales decrease was primarily driven by decreased demand from an industrial/commercial customer and a medical customer. These losses were offset, in part, by increased demand from another industrial/commercial customer. Operating loss for the three months ended July 4, 2009 was comparable to the prior-year period.

Net sales for the nine months ended July 4, 2009 increased $2.3 million, or 4.2 percent, from the nine months ended June 28, 2008, to $57.5 million. The net sales increase was primarily attributable to the addition of a new customer in the wireline/networking sector. In addition, there was increased demand from an industrial/commercial customer, offset by decreased demand from another wireline/networking customer and another industrial/commercial customer. Operating loss for the nine months ended July 4, 2009 increased $0.5 million over the nine months ended June 28, 2008 to $2.7 million due to reduced gross margin, resulting from changes in customer mix, as well as restructuring charges.

•	Europe: Net sales for the three months ended July 4, 2009 decreased $4.0 million, or 23.4 percent, to $13.1 million, from the three months ended June 28, 2008. The net sales decline was primarily due to decreased demand from an industrial/commercial customer. Operating income for the three months ended July 4, 2009 decreased by $2.1 million from the prior-year period due primarily to decreased net sales.

Net sales for the nine months ended July 4, 2009 decreased $15.4 million, or 28.8 percent, to $38.0 million, from the nine months ended June 28, 2008. The change in net sales can be attributed to a decrease in the exchange rate as well as decreased demand from one customer in the industrial/commercial sector. Operating income for the nine months ended July 4, 2009 decreased $4.4 million from the nine months ended June 28, 2008 primarily as a result of decreased net sales as well as unfavorable change in customer mix.
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
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 4,	June 28,	Increase/		July 4,	June 28,	Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
Net Sales	$378.6	$456.4	$(77.8)	(17)%	$1,223.6	$1,365.7	$(142.1)	(10)%
     For the three months ended July 4, 2009, we experienced net sales decline in each of our market sectors, except for a small increase in defense/security/aerospace. Our net sales decline in the wireline/networking sector was driven by decreased demand from our largest customer.

The net sales decline in the industrial/commercial sector was spread across many customers and was primarily a result of decreased demand. Our net sales decline in the medical sector was primarily due to decreased demand from two customers. Our wireless infrastructure sector declined as a result of decreased demand primarily from two customers and our defense/security/aerospace sector increased net sales slightly over the prior-year period.
     For the nine months ended July 4, 2009, net sales declined in all of our market sectors as compared to the prior-year period, due primarily to decreased demand by customers in the industrial/commercial, defense/security/aerospace and wireline/networking sectors. Our industrial/commercial sector was unfavorably impacted by decreased demand from many existing customers. Leading the decline in the defense/security/aerospace sector was decreased demand of $58.6 million from our unnamed defense customer. Our net sales decline in our wireline/networking sector was primarily due to decreased demand from our largest customer, partially offset by increased demand from a new customer. Offsetting these net sales declines was an increase in demand from a medical customer.
     Our net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
Industry	2009	2008	2009	2008
Wireline/Networking	48%	47%	46%	43%
Wireless Infrastructure	9%	9%	9%	9%
Medical	21%	22%	23%	21%
Industrial/Commercial	12%	16%	12%	16%
Defense/Security/Aerospace	10%	6%	10%	11%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Juniper	23%	23%	21%	21%
Top 10 customers	57%	62%	59%	62%
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
     Gross profit and gross margin. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 4,	June 28,	Increase/		July 4,	June 28,	Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
Gross Profit	$34.6	$48.8	$(14.2)	(29)%	$117.0	$155.9	$(38.9)	(25)%
Gross Margin	9.1%	10.7%			9.6%	11.4%
     For the three months ended July 4, 2009, gross profit and gross margin were impacted by the following:
•	decreased net sales in all four of the reportable segments, particularly related to our largest customer and another significant customer

•	unfavorable changes in customer mix and

•	increased costs related to facilities in China, Romania, Mexico and the North American mechatronics facility, which are not at full capacity.
     For the nine months ended July 4, 2009, gross profit and gross margin were adversely impacted by the following:
•	decreased net sales in the U.S. and European reportable segments

•	unfavorable changes in customer mix, particularly related to our unnamed defense customer

•	a moderate increase in fixed manufacturing costs associated with salaries and benefits as a result of annual wage increases, an additional week in the nine month period and expansion in Asia and

•	increased costs related to facilities in China, Romania, Mexico and the North American mechatronics facility, which are not at full capacity.
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
     Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 4,	June 28,	Increase/		July 4,	June 28,	Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
S&A	$22.5	$26.4	$(3.9)	(15)%	$70.1	$74.0	$(3.9)	(5)%
Percent of net sales	5.9%	5.8%			5.7%	5.4%
     The dollar decrease in S&A for the three months ended July 4, 2009 is attributed to decreased compensation expenses for variable incentive compensation and overall reductions as a result of the cost cutting measures we initiated in the second fiscal quarter of 2009. S&A as a percentage of net sales increased as a result of the decreased net sales in the three months ended July 4, 2009, as compared to the prior-year period.
     The dollar S&A expense for the nine months ended July 4, 2009 decreased due to lower variable incentive compensation and overall reductions as a result of cost cutting measures offset by increases attributable to an additional week in the current-year period, additional compensation expense for stock-based compensation and expenses related to expansions in our Asian facilities. S&A as a percentage of net sales increased as a result of the decreased net sales in the nine months ended July 4, 2009 as compared to the prior-year period.
     Restructuring and impairment actions: For the three months ended July 4, 2009, the Company did not incur any restructuring and impairment costs.
     For the nine months ended July 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
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
     As of July 4, 2009, we have a remaining restructuring liability of approximately $0.8 million, which is expected to be paid within the next twelve months. See Note 14 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Income tax expense	$1.0	$4.4	$1.2	$16.7
Effective annual tax rate	10%	20%	4%	20%
     The decrease in our effective tax rates for the three and nine months ended July 4, 2009, as compared to the three and nine months ended June 28, 2008 was due to an increase in our projected fiscal 2009 pre-tax income in our North American sites, driven by customer and product mix. The effective rate for the nine months ended July 4, 2009 was also affected by the net effect of discrete tax events of $1.4 million that resulted in a tax benefit for the second fiscal quarter of 2009.
     The discrete events consisted of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability imposed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 740, Income Taxes, “Accounting for Uncertainty in Income Taxes”, offset by an additional provision of $0.2 million for changes in state tax laws.
     We currently expect the annual effective tax rate for fiscal 2009 to be approximately 8 percent, before discrete tax items.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows provided by operating activities were $109.3 million for the nine months ended July 4, 2009, compared to cash flows provided by operating activities of $64.9 million for the nine months ended June 28, 2008. The increase in cash flows provided by operating activities during the nine months ended July 4, 2009 was primarily due to a decrease in accounts receivable and inventories, partially moderated by a decrease in accounts payable.
     As of July 4, 2009, quarterly days sales outstanding in accounts receivable were 49 days as compared to the 50 days for the fiscal year ended September 27, 2008.
     Inventory turnover decreased to 4.4 turns for the nine months ended July 4, 2009 as compared to 5.3 turns for fiscal year ended September 27, 2008. Although inventory decreased $26.8 million from September 27, 2008 to July 4, 2009 as a result of our efforts to control inventory levels, the percent decrease was not as large as our percent change in revenue. As a result, we saw a decrease in inventory turns. As part of our continued efforts to mitigate our inventory risk, we have collected approximately $25 million in cash deposits from our customers and have also continued to work with customers that have excess inventory issues in accordance with their contractual obligations.
     Investing Activities. Cash flows used in investing activities totaled $42.0 million for the nine months ended July 4, 2009 and were primarily used for purchases of property, plant and equipment. See Note 11 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2009 to be in the range of $55 million to $60 million, of which $42.2 million were made during the first three quarters of fiscal 2009.

The capital expenditures relate to purchases of property, plant and equipment for our new facilities as well as upgrading equipment in existing facilities.
     Financing Activities. Cash flows used in financing activities totaled $14.3 million for the nine months ended July 4, 2009, and primarily represented payments on our term note and capital leases.
     On February 25, 2008, Plexus adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated stock repurchase program and an additional $100 million of open market purchases. In July 2008, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share.
     On April 4, 2008, we entered into a second amended and restated credit agreement (the “Amended Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Amended Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Amended Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Amended Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of July 4, 2009, we had term loan borrowings of $131.3 million outstanding and no revolving borrowings under the Amended Credit Facility.
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
     The Amended Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 4, 2009, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Amended Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Amended Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of July 4, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Amended Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Amended Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
     The Amended Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     As of July 4, 2009, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during fiscal 2008 and the first, second and third quarters of fiscal 2009 and there is no assurance that future auctions on these securities will succeed.
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
     Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the Amended Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We currently do not anticipate having to use our Amended Credit Facility to satisfy any of our cash needs. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not anticipate paying them in the foreseeable future.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 4, 2009 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining			2014 and
	Total	in 2009	2010-2011	2012-2013	thereafter
Long-Term Debt Obligations (1)	$131.3	$3.8	$30.0	$97.5	$-
Capital Lease Obligations	33.3	1.2	8.0	8.5	15.6
Operating Lease Obligations	38.3	2.5	15.1	11.3	9.4
Purchase Obligations (2)	191.1	152.2	38.7	-	0.2
Other Long-Term Liabilities on the Balance Sheet (3)	7.6	1.1	1.9	1.1	3.5
Other Long-Term Liabilities not on the Balance Sheet (4)	17.6	4.0	13.6	-	-

Total Contractual Cash Obligations	$419.2	$164.8	$107.3	$118.4	$28.7

(1) – As of April 4, 2008, we entered into the Amended Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) – As of July 4, 2009, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) – As of July 4, 2009, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation. We have excluded from the table the impact of approximately $3.3 million, as of July 4, 2009, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) – As of July 4, 2009, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a commitment to build a new corporate headquarters in Neenah, Wisconsin. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2008 Annual Report on Form 10-K. During the first, second and third quarters of fiscal 2009, there were no material changes to these policies. Our more critical accounting policies are as follows:
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
     Intangible Assets – During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, which was the Company’s sole goodwill asset. The impairment wrote off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility, which is the sole reporting unit in the European reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings in the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken. This was the Company’s sole goodwill asset.
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

These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Amended Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in “Interest expense”. The total fair value of these interest rate swap contracts is $9.0 million at July 4, 2009, and the Company has recorded this amount in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets.
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
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. As of July 4, 2009, we had no foreign currency contracts outstanding.
     Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	4%	4%	4%	4%
Total costs	12%	11%	11%	11%
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

     Our only material interest rate risk is associated with our Amended Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis over which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three and nine months ended July 4, 2009 and June 28, 2008, respectively.
Auction Rate Securities
     As of July 4, 2009, the fair value of the auction rate securities we held was $2.0 million, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. Additional auctions for these investments failed during fiscal 2008 and in the first, second and third quarters of fiscal 2009. We do not intend to sell, nor will we be required to sell these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
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
     Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2009, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. Although the court gave leave to the plaintiffs to file an amended complaint until March 31, 2009, no such amendment was filed. On July 23, 2009, a final judgment was entered by the court formally dismissing the action; the plaintiffs have until August 24, 2009 to exercise a right of appeal.
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
     Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 57 percent and 59 percent of our net sales for the three and nine months ended July 4, 2009, respectively, and 62 percent for both the three and nine months ended June 28, 2008. For the three and nine months ended July 4, 2009, there was one customer that represented 10 percent or more of our net sales.

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
     Expansion can inherently include additional costs and start-up inefficiencies. We have recently expanded in China (Hangzhou), Wisconsin (Appleton) and Romania (Oradea). If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:

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
     We have operations in China, Malaysia, Mexico, Romania and the United Kingdom, which in the aggregate represented approximately 46 percent of our revenues in the quarter ended July 4, 2009. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operations and operating results:
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
     We continue to monitor our risk associated with foreign currency translation and have entered into minimal forward contracts to minimize this risk. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Xiamen, China subsidiaries currently receive favorable tax treatments from these governments which extend for approximately 10 years and 4 years, respectively, which may not be extended. Finally, China and Mexico have passed new tax laws that took effect on January 1, 2008. These new laws did not materially impact our tax rates in fiscal 2008 or thus far in fiscal 2009, but may result in higher tax rates on our operations in those countries in future periods. Proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could also have an impact on our operating results and competitiveness.

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
     Our medical sector business, which represented approximately 21 percent of our net sales for the third quarter of fiscal 2009, is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations.
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
     The growth and changing requirements of our business are imposing on us heightened import and export compliance requirements. We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment audit of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of an initial review by CBP of our import activities and controls, we understand that CBP intends to issue a Pre-Assessment Survey report stating, in its opinion, that Plexus’ processes and procedures do not provide reasonable assurance of compliance with U.S. Customs laws. By April 24, 2010, Plexus has committed to CBP that it will report any errors, and tender any associated duties and fees, relating to tariff classification, valuation, antidumping duties, and North American Free Trade Agreement non-compliance. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. We do not yet know whether deficiencies in policies, procedures, or controls or unpaid duties or fees will have a material adverse effect on Plexus or our results of operations.
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
     Two securities class action lawsuits were filed against us and several of our current or former officers and/or directors during June 2007. Although the consolidated class action complaint was dismissed by the court in March 2009, and the plaintiffs did not file an amended complaint within the time period specified by the court, the plaintiffs may still exercise their right of appeal until August 24, 2009. The defense of this lawsuit, and any future lawsuits, could result in the diversion of management’s time and attention away from business operations and negative developments with respect to the lawsuits and the costs incurred defending ourselves could have an adverse impact on our business and our stock price. Adverse outcomes or settlements could also require us to pay damages or incur liability for other remedies that could have a material adverse effect on our consolidated results of operations, financial position and cash flows.
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

8/5/09	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

8/5/09	/s/ Ginger M. Jones
Date	Ginger M. Jones
Vice President and Chief Financial Officer