Form 10-K
period 2009-10-03
PLEXUS CORP
filed 2009-11-18
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-14423
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1344447 (I.R.S. Employer Identification No.)
55 Jewelers Park Drive
Neenah, Wisconsin 54957-0156
(920) 722-3451
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value Preferred Share Purchase Rights	The NASDAQ Global Select Market The NASDAQ Global Select Market
          Securities registered pursuant to Section 12(g) of the Act:     None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          As of April 4, 2009, 39,372,389 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $15.49 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 315,186 shares reported as beneficially owned by directors and executive officers — does not constitute an admission as to affiliate status) was approximately $605.0 million.
          As of November 10, 2009, there were 39,557,939 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated

Proxy Statement for 2010 Annual Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in this Form 10-K that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers that we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to procure needed raw materials or component parts meeting specifications in a timely fashion

•	the impact of material and component cost fluctuations on our pricing and margins

•	our ability to manage a complex business model

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	challenges associated with the engagement of new customers or additional work from existing customers

•	the risks relative to new customers, which risks include customer delays, start-up costs, our potential inability to execute and lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer demand may not lead to long-term relationships

•	the weakness of the global economy and the continuing instability of the global financial markets and banking systems, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facilities in Hangzhou, China and Oradea, Romania

•	the continued adequacy of our information technology systems

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events or other events outside our control (such as epidemics, drug cartel-related violence in Juarez, Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
          In addition, see Risk Factors in Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for a further discussion of some of the factors that could affect future results.
*     *      *
PART I
ITEM 1. BUSINESS
Overview
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced product design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design validation; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
          Established in 1979 as a Wisconsin corporation, we have approximately 7,100 full-time employees, including approximately 1,300 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 20 active facilities in 14 locations, totaling approximately 2.6 million square feet.
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
          Product development and design. We provide comprehensive conceptual design and value-engineering services. These product design services include project management, feasibility studies, product conceptualization, specification development for product features and functionality, circuit design (including digital, microprocessor, power, analog, radio frequency (RF), optical and micro-electronics), field programmable gate array design (FPGA), printed circuit board layout, embedded software design, mechanical design (including thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures, and castings), development of test specifications and product validation testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.
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
          Agile manufacturing services. We have the manufacturing services expertise required to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These manufacturing services, which we endeavor to provide on an agile and rapid basis, are typically configured to fulfill unique end-customer requirements and many are shipped directly to our customers’ end users. We provide a range of higher level assembly services to our customers; these products typically fall into one of the following categories in our assembly spectrum:
•	Printed circuit board assembly — a printed circuit board (“PCB”) populated with electronic components.

•	Basic assembly — a sub-assembly that includes PCBs and other components.

•	System integration — a finished product or sub-system assembly that includes more complex components such as PCB’s, basic assemblies, custom engineered components, displays, optics, metering and measurement or thermal management.

•	Mechatronic integration — more complex system integration that combines electronic controls with mechanical systems and processes such as motion control, robotics, drive systems, fluidics, hydraulics or pneumatics.
          System integration and mechatronic integration products can be very large and could include products such as kiosks, finished medical products and complex electro-mechanical assemblies. These products often combine many of the other integrated services we provide and may require more unique facility configurations as well as supply chain solutions than we typically employ.

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
          Our manufacturing and engineering facilities are ISO certified to 9001:2000 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 — United States, Asia, Mexico, Europe

•	Environmental Standard ISO — 14001 — United States, Asia, Europe

•	Environmental Standard OSHAS 18001 — Asia, Europe

•	21 CFR Part 820 (FDA) (Medical) — United States, Asia

•	Telecommunications Standard TL 9000 — United States, Asia

•	Aerospace Standard AS9100 — United States, Asia, Europe

•	NADCAP certification — United States, Asia

•	FAR 145 certification (FAA repair station) — United States

•	ITAR (International Traffic and Arms Regulation) self-declaration — United States

•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 — United States, Asia
Customers and Market Sectors Served
          We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2009, we provided services to over 140 customers. For many customers, we provide design and production capabilities, thereby allowing these customers to concentrate on research and development, concept development, distribution, marketing and sales. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.
          Juniper Networks, Inc. (“Juniper”) accounted for 20 percent of our net sales in both fiscal 2009 and fiscal 2008. Juniper and General Electric Company (“GE”) accounted for 21 percent and 10 percent, respectively, of our net sales in fiscal 2007. No other customer accounted for 10 percent or more of our net sales in fiscal 2009, 2008 or 2007. The loss of any of our major customers could have a significant negative impact on our financial results.
          Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.
          The distribution of our net sales by market sectors is shown in the following table:

	Fiscal years ended
	October 3,	September 27,	September 29,
Industry	2009	2008	2007
Wireline/Networking	44%	44%	44%
Wireless Infrastructure	11%	9%	8%
Medical	22%	21%	24%
Industrial/Commercial	13%	16%	15%
Defense/Security/Aerospace	10%	10%	9%

	100%	100%	100%

          Although our current business development focus is based on the end-market sectors noted above, we evaluate our financial performance and allocate our resources on a geographic basis (see Note 13 in Notes to Consolidated Financial Statements regarding our reportable segments).
Materials and Suppliers
          We typically purchase raw materials, including printed circuit boards and electronic components, from manufacturers as well as from distributors. In addition, we occasionally purchase components from customers. The key electronic components we purchase include specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components used in manufacturing and higher-level assembly. These components include injection-molded plastics, pressure-formed plastics, vacuum-formed plastics, sheet metal fabrications, aluminum extrusions, die castings and various other hardware and fastener components. All of these components range from standard to highly customized and vary widely in terms of market availability and price.
          Occasional component shortages and subsequent allocations by suppliers are an inherent risk of the electronics industry. We actively manage our business to try to minimize our exposure to material and component shortages. We have a corporate sourcing and procurement organization whose primary purpose is to develop supply-chain sources and create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. Since we design products and therefore can influence the selection of components used in some new products, component manufacturers often provide us with priority access to materials and components, even during times of shortages. We have undertaken a series of initiatives, including the utilization of in-plant stores, point-of-use programs, assured supply programs and other efforts, to improve our overall supply chain flexibility.
New Business Development
          Our new business development is organized around end-markets, or market sectors. Each market sector has a team of dedicated, empowered resources including sector vice presidents, customer management vice presidents, sales account executives, customer development directors, customer managers, and market sector analysts. Our sales and marketing efforts focus on generating both new customers and expanding business with existing customers. Our ability to provide a full range of product realization services is a marketing advantage; our sector teams participate in marketing through direct customer contact and participation in industry events and seminars.
Competition
          The market for the services we provide is highly competitive. We compete primarily on the basis of meeting the unique needs of our customers, and providing flexible solutions, timely order fulfillment and strong engineering, testing and production capabilities. We have many competitors in the EMS industry. Larger and more geographically diverse competitors have substantially more resources than we do. Other, smaller competitors primarily compete only in specific sectors, typically within limited geographical areas. We also compete against companies that design or manufacture items in-house. In addition, we compete against foreign, low-labor cost manufacturers. This foreign, low-labor cost competition tends to focus on commodity and consumer-related products, which is not our focus.
Intellectual Property
          We own various service marks which we use in our business; these marks are registered in the trademark offices of the United States and various other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.
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
          We employ approximately 7,100 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In the United Kingdom, approximately 140 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Romania, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.
ITEM 1A. RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
          Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:
•	the volume and timing of customer demand relative to our capacity

•	the typical short life-cycle of our customers’ products

•	customers’ operating results and business conditions

•	changes in our customers’ sales mix

•	failures of our customers to pay amounts due to us

•	volatility of customer demand for certain programs and sectors

•	challenges associated with the engagement of new customers or additional work from existing customers

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.
          Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 57 percent of our net sales for the fiscal year ended October 3, 2009, and 60 percent for the fiscal year ended September 27, 2008. For the fiscal year ended October 3, 2009, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
          In addition, we focus our net sales to customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by Plexus, as well as the economic and business conditions that affect the sector, can particularly impact Plexus. For instance, sales in the medical sector are substantially affected by trends in that industry, such as government reimbursement rates and uncertainties relating to the financial health and structure of U.S. health care generally. Also, net sales in the defense/security/aerospace sector have been susceptible to significant period-to-period variations. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.
Instability in the global credit markets and continuing economic weakness may adversely affect our earnings, liquidity and financial condition.
          Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. The instability of the markets and weakness of the economy could continue to affect the demand for our customers’ products, the amount, timing and stability of their product demand from us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. Further, global credit market and economic challenges may affect the ability of counterparties to our agreements, including our credit agreement and interest rate swap agreements, to perform their obligations under those agreements. These factors could adversely affect our operations, earnings and financial condition.
          In addition, continued, and potentially increased, volatility, instability and weakness in the financial and credit markets could affect our ability to sell our investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. We encountered a situation in which we were unable to make such sales as described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk — Auction Rate Securities.” This instability also could affect the prices at which we could make any such sales, which also could adversely affect our earnings and financial condition. These conditions could also negatively affect our ability to secure funds or raise capital, if needed.
Our customers do not make long-term commitments and may cancel or change their production requirements.
          EMS companies must respond quickly to the requirements of their customers. We generally do not obtain firm, long-term purchase commitments from our customers. Customers also cancel requirements, change production quantities, delay production or revise their forecasts for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred and may continue to occur.
          In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. Since many of our operating expenses are fixed, a reduction in customer demand can harm our operating results. Moreover, since our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
          Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources at any given time to meet all of our customers’ demands or to meet the requirements of a specific program.

          Defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts as well as product demand. For example, defense procurement is subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense regarding whether to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders. While those arrangements may result in a significant amount of net sales in a short period of time, they may or may not result in continuing long-term projects or relationships. Even in the case of continuing long-term projects or relationships, orders in the defense sector can be episodic, can vary significantly from period to period, and are subject to termination.
We have a complex business model, and our failure to properly manage that model could affect our operations and financial results.
          Our business model focuses on products and services in the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require significant production and supply-chain flexibility, necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, highly regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. Relative to many of our competitors that manufacture more standardized products with larger production runs, our business model requires a greater degree of attention and resources, including working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory, and service requirements. If we fail to effectively manage our business model, we may lose customer confidence and our reputation may suffer, which could affect our operations and financial results on a going-forward basis.
Challenges associated with the engagement of new customers or programs could affect our operations and financial results.
          Our engagement with new customers, as well as the addition of new work for existing customers, can present challenges in addition to opportunities. We need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks, and rewards of an opportunity. The failure to establish appropriate terms of engagement could adversely affect our profitability and margins.
          Also, there are inherent risks associated with the timing and ultimate realization of a new program’s anticipated revenue. Some new programs require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, and/or regulatory approvals. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s requirements, could result in lost financial opportunities and adversely affect our results of operations.
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
          In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to the risk of enforcing those obligations.
We may experience raw material and component parts shortages and price fluctuations.
          We do not have any long-term supply agreements. At various times, we have experienced raw material and component parts shortages due to supplier capacity constraints or their failure to deliver. At times, raw material and component parts shortages have been prevalent due to industry-wide conditions, and such shortages can be expected to recur from time to time. World events, such as foreign government policies, terrorism, armed conflict, economic recession and epidemics, could also affect suppliers and supply chains. We rely on a limited number of suppliers for many of the raw materials and component parts used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component part. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering raw materials or component parts timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or component parts have resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
          In addition, raw material and component parts that are delivered to us may not meet our specifications or other quality criteria. Certain materials provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims.
          Raw material and component part supply shortages and delays in deliveries can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in raw material or component part prices and other factors, we typically bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, raw material and component part price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.
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
          Expansion can inherently include additional costs and start-up inefficiencies. We recently expanded in China (Hangzhou), Wisconsin (Appleton) and Romania (Oradea). If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
          Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining multiple facilities or higher levels of employment entail short-term costs, reductions in facilities and/or employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges.
          In addition, to meet our customers’ needs, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. For example, in early fiscal 2009 we ceased operations at our former Ayer, Massachusetts facility and reduced headcount in Juarez, Mexico and other North American facilities, even though we continued to expand in other areas. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location, such as those noted above.

Plexus is a multinational corporation and operating in foreign countries exposes us to increased risks, including adverse local developments and foreign currency risks.
          We have operations in China, Malaysia, Mexico, Romania and the United Kingdom, which in the aggregate represented approximately 45 percent of our revenues for the fiscal year ended October 3, 2009. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations subject us to the following risks that could materially impact our operations and operating results:
•	economic, political or civil instability, including significant drug cartel-related violence in Juarez, Mexico

•	transportation delays or interruptions

•	foreign exchange rate fluctuations

•	difficulties in staffing and managing foreign personnel in diverse cultures

•	compliance with laws, such as the Foreign Corporate Practices Act, applicable to U.S. companies doing business overseas

•	the effects of international political developments and

•	foreign regulatory requirements and potential changes to those requirements.
          We continue to monitor our risk associated with foreign currency translation and have entered into limited forward contracts to minimize this risk. As our foreign operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
          In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Xiamen, China subsidiaries currently receive favorable tax treatments from these governments that extend through 2019 and 2013, respectively, which may not be renewed. China and Mexico passed new tax laws that took effect on January 1, 2008. These laws did not materially impact our tax rates in fiscal 2008 or fiscal 2009, but may result in a higher effective tax rate on our operations in future periods. Finally, on November 1, 2009, Mexico adopted tax reform legislation which will take effect January 1, 2010, providing for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we are still analyzing the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods. Given the scope of our international operations and our foreign tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our operating results and competitiveness.
We and our customers are subject to extensive government regulations and third party certification requirements.
          We are subject to extensive government regulation relating to the products we design and manufacture and as to how we conduct our business. These regulations affect the sectors we serve and every aspect of our business, including our labor, employment, workplace safety, environmental and import/export practices, as well as many other facets of our operations. In addition, as a result of customer requirements and the need to enhance our competitive position, we seek to obtain and maintain various certifications from third parties relating to our quality systems and standards. Our failure to comply with these regulations and certifications could seriously affect our operations, customer relationships, reputation and profitability.
          Our medical sector business is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations. In addition, government reimbursement rates and other regulations, as well as the financial health of health care providers, and proposed changes in how health care in the U.S. is structured, could affect the willingness and ability of end customers to purchase the products of our customers in the medical sector.

          We also design and manufacture products for customers in the defense and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of State, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries. Failure to comply with those requirements could result in fines, penalties, injunctions, criminal prosecution, and an inability to participate in contracts with the government or their contractors, any of which could materially affect our financial condition and results of operations.
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
          The growth and changing requirements of our business are imposing a heightened level of activity involving import and export compliance requirements on us. We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment audit of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of an initial review by CBP of our import activities and controls, CBP has issued a Pre-Assessment Survey report stating, in its opinion, that Plexus’ processes and procedures do not provide reasonable assurance of compliance with U.S. Customs laws. By June 2010, Plexus has committed to CBP that it will report any errors, and tender any associated duties and fees, relating to tariff classification, valuation, antidumping duties, and North American Free Trade Agreement non-compliance. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. After Plexus has reported any errors and implemented improved processes and controls, CBP will audit Plexus’ findings and improvement measures for correctness and effectiveness. If CBP is not satisfied in their audit, CBP may choose to perform an intensive Focused Assessment of Plexus importing activity. We do not know whether deficiencies in processes or controls, or unanticipated costs, unpaid duties or penalties associated with this matter, will have a material adverse effect on Plexus or our results of operations.
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
          Our customers are also required to comply with various government regulations, legal requirements, and certification requirements, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular projects for these customers and create inefficiencies in our business.
If we are unable to maintain our engineering, technological and manufacturing process expertise, our results may be adversely affected.
          The markets for our manufacturing, engineering and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:
•	retain our qualified engineering and technical personnel

•	maintain and enhance our technological capabilities

•	choose and maintain appropriate technological and service capabilities

•	successfully manage the implementation and execution of information systems

•	develop and market manufacturing services which meet changing customer needs and

•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.
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
An inability to successfully manage the procurement, development, implementation, or execution of information systems may adversely affect our business.
          As a global company with a complex business model, we heavily depend on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, or execution of our information systems, including matters related to system security, reliability, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
Start-up costs and inefficiencies related to new or transferred programs can adversely affect our operating results.
          The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, such as our recently announced arrangements with The Coca-Cola Company, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs, which lack a track record or order volume and timing, as well as in program transfers between facilities. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
          The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct these transfers on a regular basis to address factors such as meeting customer needs, seeking long-term efficiencies or responding to market conditions, as well as due to facility closures. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
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
          Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to insure against many of these risks, insurance coverage may be either inadequate or unavailable, either in general or for particular types of products. We occasionally incur costs defending claims, and any such disputes could affect our business relationships.
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

          Additionally, if third parties on whom we rely for products or services, such as component suppliers, are responsible for an infringement (including through the supply of counterfeit parts), we may or may not be able to hold them responsible and we may incur costs in defending claims or providing remedies. Such infringements may also cause our customers to abruptly discontinue selling the impacted products, which would adversely affect our net sales of those products, and could affect our customer relationships more broadly. Similarly, claims affecting our suppliers could cause those suppliers to discontinue selling materials and components upon which we rely.
Our products are for end markets that require technologically advanced products with relatively short life-cycles.
          Factors affecting the technology-dependent end markets that we serve, in particular short product life-cycles, could seriously affect our customers and, as a result, Plexus. These factors include:
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
          We may operate at a cost disadvantage compared to other EMS providers that have lower internal cost structures or greater direct buying power with component suppliers, distributors and raw material suppliers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of market share.
We depend on certain key personnel, and the loss of key personnel may harm our business.
          Our success depends in large part on the continued services of our key technical and management personnel, and on our ability to attract, develop and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of products. The competition for these individuals is significant, and the loss of key employees could harm our business.
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
Natural disasters, epidemics and other events outside our control, and the ineffective management of such events, may harm our business.
          Some of our facilities are located in areas that may be impacted by natural disasters such as hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as fires, acts of terrorism, failures of utilities and epidemics such as H1N1 (“swine flu”). If such an event were to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event; potential harms include the loss of business continuity, the loss of business data, and damage to infrastructure.
          Cases of H1N1 have been reported worldwide. To the best of our knowledge, thus far H1N1 has not materially affected our operations nor have we experienced a related disruption in our supply chain or customer orders. However, our production could be severely impacted if our employees, or the regions in which our facilities are located, are affected by a significant outbreak of H1N1 or any other disease or epidemic. For example, a facility could be closed by government authorities for a sustained period of time, some or all of our workforce could be unavailable due to quarantine, fear of catching the disease or other factors, and local, national or international transportation or other infrastructure could be affected, leading to delays or loss of production. In addition, these factors could also impact our suppliers, leading to a shortage of components, or our customers, leading to a reduction in their demand for our services.
          In addition, some of our facilities possess certifications necessary to work on specialized products that our other locations lack. If work is disrupted at one of these facilities, it may be impractical or we may be unable to transfer such specialized work to another facility without significant costs and delays. Thus, any disruption in operations at a facility possessing specialized certifications could adversely affect our ability to provide products and services to our customers, and thus negatively affect our relationships and financial results.
We may fail to successfully complete future acquisitions and may not successfully integrate acquired businesses, which could adversely affect our operating results.
          We have previously grown, in part, through acquisitions. If we were to pursue future growth through acquisitions, this would involve significant risks that could have a material adverse effect on us. These risks include:
          Operating risks, such as:
•	the inability to integrate successfully our acquired operations’ businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business’ customer programs, including the loss of customers and the cancellation of current or anticipated programs and

•	the loss of key employees of acquired businesses.
          Financial risks, such as:
•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of goodwill and other intangible assets and

•	the unforeseen liabilities of the acquired businesses.

We may fail to secure or maintain necessary financing.
          Under our credit facility, we have borrowed $150 million in term loans and can borrow up to $200 million in revolving loans of which $100 million is currently available, depending upon compliance with its defined covenants and conditions. However, we cannot be certain that the credit facility will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facility or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations. In addition, as a consequence of the turmoil in the global financial markets and banking systems, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations.
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
ITEM 1B. UNRESOLVED SEC STAFF COMMENTS
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

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	671,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1) (2)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico (3)	Manufacturing	210,000	Leased
Buffalo Grove, Illinois (1)	Manufacturing/Warehouse	189,000	Leased
Xiamen, China	Manufacturing	120,000	Leased
Hangzhou, China	Manufacturing	106,000	Leased
Kelso, Scotland	Manufacturing	57,000	Leased
Galashiels, Scotland (1) (4)	Manufacturing/Warehouse/Office	53,000	Leased
Fremont, California	Manufacturing	46,000	Leased
Oradea, Romania (5)	Manufacturing/Office	20,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado (1) (6)	Engineering	28,000	Leased
Raleigh, North Carolina (1) (7)	Engineering	26,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin	Warehouse	39,000	Leased
Neenah, Wisconsin (1) (8)	Office	31,000	Leased

Neenah, Wisconsin (9)	Inactive/Other	48,000	Leased
San Diego, California (9)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	Purchased a 205,000 square foot building early in fiscal 2009.

(3)	Lease renewal was signed in early fiscal 2010 and runs through December 2014.

(4)	We entered into a new lease agreement in April 2009 for manufacturing, warehouse and office space.

(5)	We entered into a new lease agreement in January 2009 for manufacturing and office space.

(6)	We entered into a new lease agreement in September 2009 for additional engineering space.

(7)	We entered into a new lease agreement in February 2009 for additional engineering space.

(8)	One of the building leases for 8,000 square feet expired in June 2009 and was not renewed.

(9)	This building is subleased and no longer used in our operations.
          Plexus currently has under construction a new corporate headquarters office facility in Neenah, Wisconsin, which will have approximately 100,000 square feet; occupancy is expected in the second half of fiscal 2010. The building will be owned by Plexus and located on a parcel of real estate on which Plexus has a ground lease with an option to purchase. After Plexus’ headquarters moves to the new facility, the current headquarters facility in Neenah, which is shared with Plexus’ engineering operations, will be used primarily for engineering.

ITEM 3. LEGAL PROCEEDINGS
          Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. The two actions were later consolidated. The consolidated complaint named the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleged securities law violations and sought unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006.
          On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. On July 23, 2009, a final judgment was entered by the court formally dismissing the action, and the time for appeal expired on August 24, 2009.
          The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	51	President, Chief Executive Officer and Director
Ginger M. Jones	45	Vice President and Chief Financial Officer
Michael D. Buseman	48	Senior Vice President - Global Manufacturing Operations
Steven J. Frisch	43	Senior Vice President - Global Engineering Services
Todd P. Kelsey	44	Senior Vice President - Global Customer Services
Yong Jin Lim	49	Regional President - Plexus Asia Pacific
Joseph E. Mauthe	47	Vice President - Global Human Resources
Angelo M. Ninivaggi	42	Vice President, General Counsel, Secretary and Corporate Compliance Officer
Michael T. Verstegen	51	Senior Vice President - Global Market Development
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
Michael D. Buseman joined Plexus in 2006 and began serving as Senior Vice President — Global Manufacturing Operations in 2007. Previously, he held various management roles in the Company including Vice President for Plexus Electronic Assembly — North American Operations and Vice President Manufacturing Technology and Quality. Prior to joining Plexus, Mr. Buseman served as Vice President and General Manager of Operations in Arden Hills, Minnesota for Celestica, Inc. from 2003 to 2006.
Steven J. Frisch joined Plexus in 1990 and began serving as Senior Vice President — Global Engineering Services in 2007. Previously, Mr. Frisch served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.

Todd P. Kelsey joined Plexus in 1994 and began serving as Senior Vice President — Global Customer Services in August 2007. Previously, Mr. Kelsey served as Vice President and then Senior Vice President of Plexus Technology Group from 2001 to 2007.
Yong Jin Lim joined Plexus in 2002 and began serving as Regional President — Plexus Asia Pacific in 2007. From 2003 to 2007 he served as Vice President of Operations — Asia.
Joseph E. Mauthe joined Plexus in 2007 and began serving as Vice President — Global Human Resources in February 2008. Prior to joining Plexus, Mr. Mauthe served as Senior Director, Human Resources and various other positions for Kimberly-Clark Corporation from 1985 to 2007.
Angelo M. Ninivaggi joined Plexus in 2002 as Director of Legal Services. Since 2006, Mr. Ninivaggi has served as Vice President, General Counsel and Secretary. Since 2007, Mr. Ninivaggi has also served as Corporate Compliance Officer.
Michael T. Verstegen joined Plexus in 1983 serving in various engineering positions and has served as Senior Vice President, Global Market Development since 2006. Prior thereto, he served as Vice President from 2002 to 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
          For the fiscal years ended October 3, 2009 and September 27, 2008, the Company’s common stock has traded on the Nasdaq Stock Market, in the Nasdaq Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended October 3, 2009			Fiscal Year Ended September 27, 2008
	High	Low		High	Low
First Quarter	$21.32	$11.62	First Quarter	$32.47	$24.38
Second Quarter	$18.22	$10.48	Second Quarter	$29.51	$17.78
Third Quarter	$23.68	$14.44	Third Quarter	$30.49	$22.13
Fourth Quarter	$27.36	$18.87	Fourth Quarter	$32.17	$20.64

Performance Graph
          The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronics Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2004, in Plexus common stock and in each of the indices. While the information presented below for 2004-2008 is provided as of the last business day of the respective fiscal year, information was not yet available for either of the indices at the time of preparation of this Report. Therefore, the fiscal 2009 information is presented as of September 30, 2009, the most recent date such information was available. Plexus stock closed at $26.34 on September 30, 2009, and at $25.47 on October 2, 2009, the last business day of fiscal 2009. By means of comparison to another market index that was available at the time of preparation of this Report, the Nasdaq Composite closed at 2,122.42 on September 30, 2009, and at 2,048.11 on October 2, 2009.
Comparison of Cumulative Total Return

	2004	2005	2006	2007	2008	2009
Plexus	100	155	174	248	197	239
Nasdaq-US	100	114	120	142	117	90
Nasdaq-Electronics	100	111	114	148	107	110
Shareholders of Record; Dividends
          As of November 10, 2009, there were approximately 690 shareholders of record. We have not paid any cash dividends. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

ITEM 6. SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
	October 3,		September 27,		September 29,		September 30,		October 1,
	2009		2008		2007		2006		2005

Operating Statement Data

Net sales	$1,616,622		$1,841,622		$1,546,264		$1,460,557		$1,228,882

Gross profit	154,776		205,761		163,539		158,700		105,736

Gross margin percentage	9.6%		11.2%		10.6%		10.9%		8.6%

Operating income (loss)	53,067	(1)	102,827	(2)	79,438	(3)	80,262		(9,745	)(5)

Operating margin percentage	3.3%		5.6%		5.1%		5.5%		(0.8%)

Net income (loss)	46,327	(1)	84,144	(2)	65,718	(3)	100,025	(4)	(12,417	)(5)

Earnings (loss) per share (diluted)	$1.17	(1)	$1.92	(2)	$1.41	(3)	$2.15	(4)	$(0.29	)(5)

Cash Flow Statement Data

Cash flows provided by operations	$170,296		$64,181		$38,513		$83,084		$81,967

Capital equipment additions	57,427		54,329		47,837		34,865		21,707

Balance Sheet Data

Working capital	$459,113		$439,077		$427,116		$359,068		$239,392

Total assets	1,022,672		992,230		916,516		801,462		602,040

Long-term debt and capital lease obligations	133,936		154,532		25,082		25,653		22,310

Shareholders’ equity	527,446		473,945		573,265		481,567		340,015

Return on average assets	4.6%		8.8%		7.7%		14.3%		(2.2%)

Return on average equity	9.3%		16.1%		12.5%		24.3%		(3.6%)

Inventory turnover ratio	4.4	x	5.3	x	5.5	x	6.4	x	6.4	x

1)	In fiscal 2009, we recorded goodwill impairment charges related to our United Kingdom operations of $5.7 million. In addition, we recorded pre-tax restructuring costs totaling $2.8 million which related primarily to the reduction of workforce in the United States and Mexico as well as fixed assets written down related to the closure of our Ayer, Massachusetts (“Ayer”) facility. A favorable tax adjustment of approximately $1.4 million, primarily related to the conclusion of federal and state audits, was also recorded.

2)	In fiscal 2008, we recorded pre-tax restructuring costs totaling $2.1 million which related primarily to the closure of our Ayer facility and the reduction of our workforce in Juarez, Mexico (“Juarez”).

3)	In fiscal 2007, we recorded pre-tax restructuring and asset impairment costs totaling $1.8 million which related primarily to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso, Scotland (“Kelso”).

4)	In fiscal 2006, we recorded a favorable adjustment of $17.7 million in the Consolidated Statements of Operations related to the reduction of a previously recorded valuation allowance on our deferred income tax assets in the United States. In addition, we recorded a $0.5 million loss, net of tax, related to a cumulative effect of a change in accounting principle related to the adoption of authoritative guidance related to asset retirement obligations.

5)	In fiscal 2005, we recorded pre-tax restructuring and asset impairment costs totaling $39.2 million. The restructuring and asset impairment costs were associated with the impairments of goodwill related to our operations in the United Kingdom and Mexico, the closure of our Bothell, Washington (“Bothell’) facility, the write-off of the remaining elements of a shop floor data-collection system, and other restructuring costs. We also recorded certain adjustments to previously recognized restructuring and asset impairment costs.
          We have not paid cash dividends in the past.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced product design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design validation; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
EXECUTIVE SUMMARY
          As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this required an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between fiscal 2009 and fiscal 2008 reflect that fiscal 2009 included 371 days while fiscal 2008 included 364 days.
          Fiscal 2009. Net sales for fiscal 2009 decreased by $225.0 million, or 12 percent, from fiscal year 2008 to $1,616.6 million. The challenging global economic environment contributed to flat revenues and decreased demand in all five of our end-market sectors. The overall reduction in net sales was driven primarily by decreased demand, resulting from economic conditions and lower end-market demand for our customers’ products, in particular from customers in the industrial/commercial, defense/security/aerospace and wireline/networking sectors. In addition, the inability of our customer to secure additional orders for the product we formerly manufactured for our unnamed defense customer led to decreased demand of $57.4 million. Net sales in our wireline/networking sector declined mainly due to decreased demand from several customers, including Juniper Networks, Inc. (“Juniper”), our largest customer.
          The impact of overall economic conditions significantly contributed to reduced revenue, gross margin and ROIC below our normal expectations for the business. As a result, we took action in the second fiscal quarter of 2009 to control costs, including reducing discretionary spending and workforce reductions, as described in Note 10 to our Consolidated Financial Statements. In addition, we believe we took prudent steps to reduce our planned capital expenditures and working capital investments to balance potential future growth with current results. We also identified other cost-cutting measures that could be implemented quickly if forecasted revenues decline further or market conditions worsen.
          Gross margin was 9.6 percent for fiscal 2009, which compared unfavorably to 11.2 percent for fiscal 2008. Gross margin in fiscal 2009 was negatively impacted by the decline in net sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer as well as reduced demand from Juniper.
          Selling and administrative expenses were $93.1 million for fiscal 2009, a decrease of $7.7 million, or 7.6 percent, from the $100.8 million for fiscal 2008. Decreased variable incentive compensation of $5.4 million as compared to fiscal 2008, as well as reductions relating to cost-cutting measures, contributed to the decline.
          Restructuring and asset impairment costs were $8.6 million in fiscal 2009, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer facility and the reduction of our workforce across our United States facilities and in Juarez.
          Net income for fiscal 2009 was $46.3 million and diluted earnings per share were $1.17, which compared unfavorably to net income of $84.1 million, or $1.92 per diluted share, for fiscal 2008. Fiscal 2009 was favorably impacted by a 2 percent effective tax rate benefit, a decrease from the 18 percent effective tax rate in fiscal 2008, due to a higher proportion of income in Malaysia and Xiamen, China, where we currently have reduced tax rates due to tax holidays which extend through 2019 and 2013, respectively.
          Fiscal 2008. Net sales for fiscal 2008 increased by $295.3 million, or 19 percent, over fiscal year 2007 to $1,841.6 million. Our sector-focused business development strategy delivered growth in all five of our end-market sectors. Net sales in the defense/security/aerospace sector exhibited the highest percentage growth due to new program wins, strong end-market demand from the top three customers in this sector and strong demand from our largest defense customer in the first half of fiscal 2008. However, net sales to this customer decreased significantly in the second half of fiscal 2008, from $82.6 million in the first half of the year to $3.1 million in the second half. Net sales in our wireline/networking sector also increased due to increased demand from several customers, including Juniper.
          Gross margin was 11.2 percent for fiscal 2008, which compared favorably to 10.6 percent for fiscal 2007. Gross margin in fiscal 2008 benefited from the operating leverage gained on increased revenues while moderating the increase in fixed manufacturing costs, favorable changes in the customer and sector mix and further operational efficiencies.
          Selling and administrative expenses were $100.8 million for fiscal 2008, an increase of $18.6 million, or 22.6 percent, from the $82.3 million for fiscal 2007. Fiscal 2008 had increased variable incentive compensation of $5.5 million over fiscal 2007, as well as increased stock-based compensation expense of $1.9 million. In addition, salaries and benefits increased, reflecting wage increases and additional headcount.
          Net income for fiscal 2008 was $84.1 million and diluted earnings per share were $1.92, which compared favorably to net income of $65.7 million, or $1.41 per diluted share, for fiscal 2007. Fiscal 2008 was favorably impacted by an 18 percent effective tax rate, a decrease from the 22 percent effective tax rate in fiscal 2007.
          Other. The effective income tax rates (benefits) for fiscal 2009, 2008 and 2007 were (2) percent, 18 percent and 22 percent, respectively. The decreases in our effective tax rates were primarily due to a higher proportion of income in Malaysia and Xiamen, China, where we currently have reduced tax rates due to tax holidays that extend through 2019 and 2013, respectively.
          ROIC. One of our metrics for measuring financial performance is after-tax ROIC. We define after-tax ROIC as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period. Capital employed is defined as equity plus debt, less cash and cash equivalents and short-term investments. ROIC was 13.2 percent, 20.1 percent and 17.6 percent for fiscal 2009, 2008 and 2007, respectively. See the table below for our calculation of ROIC (dollars in millions):

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Operating income (tax effected), excluding unusual charges	$59.9	$86.1	$63.4
Average invested capital	453.6	428.7	360.3
After-tax ROIC	13.2%	20.1%	17.6%
          ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of the Company’s financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, including return on invested capital (“ROIC”), are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide ROIC because we believe it offers insight into the metrics that are driving management decisions as well as management’s performance under the tests which it sets for itself.
          For a reconciliation of ROIC to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
          Fiscal 2010 outlook. Our financial goals for fiscal 2010 are to capitalize on the ramp of new business wins and signs of improving customer demand to drive improvements in our operating income, which we believe will return our ROIC above our estimated WACC. Over the past several years, we have consistently set our target annual revenue growth range at 15 percent to 18 percent. However, given the current macroeconomic environment and our uncertainty in longer range customer forecasts, we are refraining from providing fiscal 2010 full year revenue targets until forecasts begin to stabilize and visibility improves.
          We currently expect net sales in the first quarter of fiscal 2010 to be in the range of $405 million to $430 million; however, our results will ultimately depend upon the actual level of customer orders, which could vary. Assuming that net sales are in the range noted above, we would expect to earn, before any restructuring and asset impairment costs as well as our anticipated litigation recovery discussed in Note 15 in Notes to Consolidated Financial Statements, between $0.31 to $0.36 per diluted share in the first quarter.
          We currently expect the annual effective tax rate for fiscal 2010 to be near zero percent due to the mix of pre-tax income expected to occur in each tax jurisdiction. Due to significant tax rate differences in the jurisdictions in which we operate, our effective tax rate can change significantly as the relative amount of income earned in these jurisdictions changes. China and Mexico passed new tax laws that were effective on January 1, 2008. These new laws did not materially impact our tax rates in fiscal 2009, but may result in a higher effective tax rate on our operations in future periods. Also, on November 1, 2009, Mexico adopted tax reform legislation to take effect January 1, 2010, providing for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we are still analyzing the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods.

          See “Risk Factors,” in Item 1A hereof, which sets forth some of the other factors which could affect our net sales, operations and earnings going forward.
REPORTABLE SEGMENTS
          A further discussion of our fiscal 2009 and 2008 financial performance by reportable segment is presented below (dollars in millions):

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Net sales:
United States	$1,007.1	$1,267.9	$1,080.7
Asia	588.1	574.1	427.2
Mexico	77.2	78.3	76.3
Europe	55.6	68.8	68.3
Elimination of inter-segment sales	(111.4)	(147.5)	(106.2)

	$1,616.6	$1,841.6	$1,546.3

Operating income (loss):
United States	$64.7	$116.1	$97.0
Asia	63.7	59.5	40.7
Mexico	(3.5)	(2.7)	(11.6)
Europe	1.4	7.3	3.7
Corporate and other costs	(73.2)	(77.4)	(50.4)

	$53.1	$102.8	$79.4

•	United States:

Net sales for fiscal 2009 decreased $260.8 million, or 20.6 percent, from fiscal 2008 to $1,007.1 million. This decline reflected lower demand, mainly from our unnamed defense/security/aerospace customer, and the transfer of production for a wireline/networking customer’s product to our Asia reportable segment as well as the decrease in the demand from this customer due to lower end-market demand. Operating income for fiscal 2009 decreased $51.4 million from fiscal 2008 primarily as a result of decreased sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer.

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

Net sales for fiscal 2009 increased $14.0 million, or 2.4 percent, over fiscal 2008 to $588.1 million. This growth reflected increased net sales to several customers, with the most significant customer growth coming from the transfer of production of a wireline/networking customer’s product from the United States reportable segment to the Asia reportable segment as well as increased demand from another customer in the wireline/networking sector and a customer in the medical sector. Operating income improved $4.2 million to $63.7 million for fiscal 2009 as compared to fiscal 2008, primarily as a result of higher net sales and operating efficiencies resulting from higher production levels.

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

•	Mexico:

Net sales for fiscal 2009 decreased $1.1 million, or 1.4 percent, from fiscal 2008 to $77.2 million. The net sales decrease was primarily driven by decreased demand from multiple customers across sectors due to lower end-market demand, offset by increased demand from a new program in the industrial/commercial sector. Operating loss increased from $2.7 million in fiscal 2008 to $3.5 million in fiscal 2009 as a result of decreased sales and an unfavorable change in customer mix.

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

•	Europe:

Net sales for fiscal 2009 decreased $13.2 million, or 19.2 percent, from fiscal 2008 to $55.6 million. The change in net sales can be attributed to a decrease in exchange rates as well as decreased demand due to lower end-market demand from one customer in the industrial/commercial sector. Operating income decreased $5.9 million to $1.4 million for fiscal 2009 as compared to fiscal 2008, primarily as a result of decreased net sales, start-up costs associated with our Oradea, Romania facility and unfavorable changes in customer mix.

Net sales for fiscal 2008 increased $0.5 million, or 0.7 percent, over fiscal 2007 to $68.8 million. The change in net sales can be attributed to increased demand from two customers offsetting the loss of three customer programs that went end-of-life. Operating income improved $3.6 million to $7.3 million for fiscal 2008 as compared to fiscal 2007, primarily as a result of favorable changes in customer mix and the recognition of $1.2 million of revenue related to the shipment of previously written-down inventories.
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
FACILITY CLOSURES/EXPANSIONS
               In fiscal 2009, we announced the addition of a new facility in Oradea, Romania. The leased facility will provide approximately 20,000 square feet of manufacturing space. We began manufacturing in this facility in the fourth quarter of fiscal 2009.
               In early fiscal 2009, we purchased a second manufacturing facility in Appleton, Wisconsin. The new facility provided an additional 205,000 square feet of manufacturing space. We began manufacturing in this facility in the second half of fiscal 2009.
               In April 2009, we closed our Ayer manufacturing facility and transitioned the customer programs to other facilities in our organization. This decision was the result of our proactive strategic planning process which determined that the Ayer facility was not strategically aligned with our future growth prospects and we could provide greater value to its customers by providing services at other Plexus locations.
               In fiscal 2008, we leased approximately 106,000 square feet of manufacturing space in Hangzhou, China. We began manufacturing in the new facility during the first quarter of fiscal 2009.
               Plexus currently has under construction a new corporate headquarters office facility in Neenah, Wisconsin, which will have approximately 100,000 square feet; occupancy is expected in the second half of fiscal 2010. The building will be owned by Plexus and located on a parcel of real estate on which Plexus has a ground lease with an option to purchase. After Plexus’ headquarters moves to the new facility, the current headquarters facility in Neenah, which is shared with Plexus’ engineering operations, will be used primarily for engineering.

RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	October 3,	September 27,	Increase/		September 27,	September 29,	Increase/
	2009	2008	(Decrease)		2008	2007	(Decrease)
Net sales	$1,616.6	$1,841.6	$(225.0)	(12.2)%	$1,841.6	$1,546.3	$295.3	19.1%
          Net sales for fiscal 2009 decreased 12 percent from fiscal 2008. The net sales decline was due to decreased demand from customers in each of our five end-market sectors, primarily due to decreased end-market demand. Significant decreases were noted in our industrial/commercial, defense/security/aerospace and wireline/networking sectors. In addition, the inability of our customer to secure additional orders for the product we formerly manufactured for our unnamed defense customer led to decreased demand of $57.4 million. Net sales in our wireline/networking sector decreased mainly due to decreased demand from several customers, including Juniper, our largest customer.
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
          Our net sales percentages by market sector for the indicated periods were as follows:

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Wireline/Networking	44%	44%	44%
Wireless Infrastructure	11%	9%	8%
Medical	22%	21%	24%
Industrial/Commercial	13%	16%	15%
Defense/Security/Aerospace	10%	10%	9%

	100%	100%	100%

     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Juniper	20%	20%	21%
GE	*	*	10%
Top 10 customers	57%	60%	61%

*	Represents less than 10 percent of net sales
          Net sales to our customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and our customer concentration has remained at or above 57 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we become increasingly dependent upon economic and business conditions affecting that sector.

          Gross profit. Gross profit and gross margin for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	October 3,	September 27,	Increase/		September 27,	September 29,	Increase/
	2009	2008	(Decrease)		2008	2007	(Decrease)
Gross Profit	$154.8	$205.8	$(51.0)	(24.8)%	$205.8	$163.5	$42.3	25.9%
Gross Margin	9.6%	11.2%			11.2%	10.6%
For fiscal 2009, gross profit and gross margin were impacted by the following factors:
•	decreased net sales in three of our four reportable segments (U.S., Mexico and Europe), particularly related to our largest customer, our unnamed defense customer and another significant customer as well as unfavorable changes in customer mix, which together accounted for approximately 88 percent of the decrease in gross profit

•	increased costs related to manufacturing in China, Romania, Mexico and the North American mechatronics facilities, which are not at full capacity, accounted for approximately 8 percent of the decrease and

•	a decrease in our variable incentive compensation expense, which offset the overall decrease in gross profit by approximately 12 percent.
For fiscal 2008, gross profit and gross margin were impacted by the following factors:
•	increased net sales in all four (U.S., Asia, Mexico and Europe) reportable segments as well as favorable changes in customer mix, including an increase in sales during the first half of fiscal 2008 to the large unnamed defense customer, which helped to improve operating efficiencies

•	a moderate increase in fixed manufacturing costs in the U.S. and Asian reportable segments primarily due to higher salaries and benefits, as a result of additional employees to support net sales growth, and increased variable incentive compensation

•	an increase in depreciation expense and other fixed manufacturing expenses as a result of our expanded facilities in Penang being operational for an entire fiscal year and

•	recognition of $3.8 million of net sales in the Europe and Mexico reportable segments associated with shipments of previously written-down inventories.
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
          Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	October 3,	September 27,	Increase/		September 27,	September 29,	Increase/
	2009	2008	(Decrease)		2008	2007	(Decrease)
S&A	$93.1	$100.8	$(7.7)	(7.6)%	$100.8	$82.3	$18.5	22.5%
Percent of net sales	5.8%	5.5%			5.5%	5.3%

          Seventy percent of the dollar reduction in S&A for fiscal 2009 was due to lower variable incentive compensation expense. In addition, savings from various other cost cutting measures were partially offset by additional expenses related to expansions in China and Romania. S&A as a percentage of net sales increased because these costs did not decline as quickly as net sales did in fiscal 2009.
          The dollar increase in S&A for fiscal 2008 was due to increased salaries and benefits, reflecting wage increases, additional headcount to augment business development activities and additional expense for variable incentive compensation and stock-based compensation expense. Variable incentive compensation expense increased $5.5 million over the prior-year period as a result of strong financial performance compared to incentive plan targets.
          Restructuring and asset impairment costs. Our restructuring and asset impairment costs for fiscal 2009, 2008 and 2007 were as follows (dollars in millions):

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Goodwill impairment	$5.7	$—	$—
Severance costs	2.0	2.1	1.8
Adjustments to lease exit costs/other	0.9	—	—

Total restructuring and asset impairment costs	$8.6	$2.1	$1.8

          The restructuring and asset impairment costs were associated with various reportable segments. Management excludes such costs when analyzing the performance of the reportable segments. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and asset impairment costs by reportable segment.
          Fiscal 2009 restructuring and asset impairment costs: For fiscal 2009, we recorded pre-tax restructuring and asset impairment costs of $8.6 million, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer facility and the reduction of our workforce across our facilities in the United States and Juarez. The details of these fiscal 2009 restructuring actions are listed below.
          Goodwill Impairment: During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of our goodwill related to our Kelso facility. The impairment charge was driven by macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was recorded.
          Ayer Facility Closure: During the third quarter of fiscal 2009, we closed our Ayer facility. In fiscal 2009, we recorded pre-tax restructuring charges of $0.4 million, related to the disposal of certain assets and costs to exit this leased facility.
          Other Restructuring Costs. In fiscal 2009, we recorded pre-tax restructuring costs of $2.0 million related to severance at facilities in the United States and Juarez. These workforce reductions affected approximately 450 employees. We also recorded approximately $0.5 million of asset impairment charges at Corporate.
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
          Other income (expense). Other income (expense) for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance		Fiscal years ended		Variance
	October 3,	September 27,	Increase/		September 27,	September 29,	Increase/
	2009	2008	(Decrease)		2008	2007	(Decrease)
Other income (expense)	$(7.7)	$(0.2)	$7.5	3,750.0%	$(0.2)	$4.8	$(5.0)	(104.2)%
Percent of net sales	(0.5)%	0.0%			0.0%	0.3%
          Other income (expense) for fiscal 2009 increased $7.5 million, to $7.7 million of expense from $0.2 million of expense in fiscal 2008. This change was driven by reduced interest income of $5.4 million due to lower effective interest rates and increased interest expense of $4.3 million, primarily related to servicing the $150 million term loan drawn in April 2008. Miscellaneous income (expense) fluctuated favorably due primarily to foreign currency translation and transaction adjustments.
          Other income (expense) for fiscal 2008 decreased $5.0 million, to $0.2 million of expense from $4.8 million of income in fiscal 2007. This change was driven by increased interest expense of $3.4 million, primarily related to servicing the $150 million term loan drawn in April 2008, and reduced interest income of $1.4 million, which was due to reduced effective interest rates and lower average cash balances during fiscal 2008. Miscellaneous income (expense) fluctuated unfavorably due primarily to foreign currency translation and transaction adjustments.
          Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Income tax expense (benefit)	$(0.9)	$18.5	$18.5
Effective annual tax rate (benefit)	(2.0)%	18.0%	22.0%
          The decrease in our effective tax rate from fiscal 2007 to fiscal 2009 is primarily due to a higher proportion of income in Malaysia and Xiamen, China where we currently have reduced tax rates due to tax holidays that extend through 2019 and 2013, respectively.
          As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, we recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. We recorded a valuation allowance of $16.7 million in fiscal 2006 against our net operating loss carryforwards as of September 30, 2006. During fiscal 2007, we realized a reduction of our income taxes payable for all of our federal net operating loss carryforwards and a portion of our state net operating loss carryforwards. During fiscal 2008 and 2009, the Company realized a reduction of its state income taxes payable from state net operating loss carryforwards. Consequently, we reversed approximately $0.1 million, $0.6 million and $15.0 million of this valuation allowance with corresponding credits to additional paid in capital in fiscal years 2009, 2008 and 2007, respectively. As a result, we had a remaining valuation allowance of approximately $1.0 million related to tax deductions associated with stock-based compensation as of October 3, 2009.
          In addition, there was a remaining valuation allowance of $1.5 million as of September 27, 2008, related to various state deferred income tax assets for which utilization was uncertain due to a lack of sustained profitability and limited carryforward periods in those states. During fiscal 2009, we added $0.1 million of valuation allowance primarily related to changes in state laws. We had a remaining valuation allowance of approximately $1.6 million as of October 3, 2009, related to state deferred income tax assets.
          We currently expect the annual effective tax rate for fiscal 2010 to be near zero percent. China and Mexico passed new tax laws that were effective on January 1, 2008. These new laws did not materially impact our overall effective income tax rate in fiscal 2009, but may result in a higher effective tax rate on our operations in future periods. Also, on November 1, 2009, Mexico adopted tax reform legislation to take effect January 1, 2010, providing for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we are still analyzing the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods.
          Net Income. As a result of the above factors, our net income decreased by $37.8 million, or 44.9 percent, in fiscal 2009 as compared to fiscal 2008. Diluted earnings per share decreased 39.1 percent. Net income increased by $18.4 million, or 28.0 percent, in fiscal 2008 compared to fiscal 2007; diluted earnings per share increased 36.2 percent.
LIQUIDITY AND CAPITAL RESOURCES
          Cash flows provided by operating activities were $170.3 million for fiscal 2009, compared to cash flows provided by operating activities of $64.2 million and $38.5 million for fiscal 2008 and 2007, respectively. During fiscal 2009, cash provided by operating activities was primarily provided by earnings (after adjusting for the non-cash effects of depreciation and amortization expense, deferred income taxes and stock-based compensation expense) as well as a decrease in accounts receivable and inventory.
          Our annualized days sales outstanding in accounts receivable for fiscal 2009 decreased from 50 days in fiscal 2008 to 45 days in fiscal 2009, primarily as a result of stronger cash collections.
          Our inventory turns decreased from 5.3 turns for fiscal 2008 to 4.4 turns for fiscal 2009. Inventories decreased by $16.9 million from September 27, 2008, as a result of our efforts to control inventory levels as well as overall demand being down from the prior year. As part of our continued efforts to mitigate inventory risk, we have collected approximately $26 million in cash deposits from our customers, which is classified as customer deposits on the Consolidated Balance Sheets, and have also continued to work with customers that have excess inventory issues in accordance with their contractual obligations.
          Cash flows used in investing activities totaled $57.1 million for fiscal 2009. The primary investments included $57.4 million for purchases of property, plant and equipment. Fiscal 2009 purchases of property, plant and equipment included $23.1 million, $26.8 million, $2.0 million and $5.5 million related to our Asia, U.S., Mexico and Europe reportable segments, respectively.
          We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2009. Our actual level of capital expenditures for fiscal 2010 will depend on anticipated demand, but we currently expect to spend in the range of $60 million to $70 million.
          Cash flows utilized by financing activities, which totaled $16.9 million for fiscal 2009, primarily represented the payments on our term note and capital leases.
          In fiscal 2008, the Company completed a $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share. The Company did not repurchase any shares in fiscal 2009.
          On April 4, 2008, we entered into a second amended and restated credit agreement (the “Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of November 10, 2009, we have term loan borrowings of $127.5 million outstanding and no revolving borrowings under the Credit Facility.
          The Credit Facility amended and restated our prior revolving credit facility (the “Prior Credit Facility”) with a group of banks that allowed us to borrow up to $200 million of which $100 million was committed. The Prior Credit Facility was due to expire on January 12, 2012, and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Credit Facility.
          The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 3, 2009, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of October 3, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
          The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
          As of October 3, 2009, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during fiscal 2008 and fiscal 2009 and there is no assurance that future auctions on these securities will succeed. We do not intend to sell, nor will we be required to sell, these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered, although we cannot provide assurances.
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
          Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We currently do not anticipate having to use our Credit Facility to satisfy any of our capital needs. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
          We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
          Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 3, 2009 (dollars in millions):

	Payments Due by Fiscal Year
					2015 and
Contractual Obligations	Total	2010	2011-2012	2013-2014	thereafter
Long-Term Debt Obligations (1)	$127.5	$15.0	$30.0	$82.5	$—
Capital Lease Obligations	32.0	4.0	8.2	8.7	11.1
Operating Lease Obligations	43.8	10.4	15.4	11.7	6.3
Purchase Obligations (2)	253.7	252.2	1.4	0.1	—
Other Long-Term Liabilities on the Balance Sheet (3)	8.7	1.0	1.6	1.8	4.3
Other Long-Term Liabilities not on the Balance Sheet (4)	2.7	0.9	1.8	—	—

Total Contractual Cash Obligations	$468.4	$283.5	$58.4	$104.8	$21.7

1)	As of April 4, 2008, we entered into an amended and restated credit agreement and immediately funded a term loan for $150 million. As of October 3, 2009, the outstanding balance was $127.5 million. See Note 4 in Notes to Consolidated Financial Statements for further information.

2)	As of October 3, 2009, purchase obligations consisted of purchases of inventory and equipment in the ordinary course of business.

3)	As of October 3, 2009, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $3.7 million, as of October 3, 2009, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

4)	As of October 3, 2009, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that were material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
          Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2009, there were no material changes to these policies. Our more critical accounting policies are noted below:
          Stock-Based Compensation — The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of operations over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. Prior periods’ stock-based compensation expense is still presented on a pro forma basis. We continue to use the Black-Scholes valuation model to value stock options. See Note 1 in Notes to Consolidated Financial Statements for further information.
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
          Intangible Assets — During the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.7 million, related to the Company’s sole goodwill asset. The impairment wrote off the entire carrying value of our goodwill related to our Kelso facility, which was the sole reporting unit in the Europe reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken.
          Should we have goodwill and intangible assets with indefinite useful lives in the future, we would test those assets for impairment, at least annually, and recognize any related losses when incurred.
          We would also measure the recoverability of goodwill under the annual impairment test by comparing a reporting unit’s carrying amount, including goodwill, to the reporting unit’s estimated fair market value, which is primarily estimated using the present value of expected future cash flows, although market valuations may also be employed. If the carrying amount of the reporting unit exceeds its fair value, goodwill would be considered impaired and a second test performed to measure the amount of impairment. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.
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
          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in “Interest expense”. The total fair value of these interest rate swap contracts was $9.3 million at October 3, 2009 and $3.0 at September 27, 2008, respectively, and the Company recorded this amount in “Other” current liabilities and “Other liabilities” in the accompanying Consolidated Balance Sheets.
          Beginning in July 2009, our Malaysian subsidiary entered into twelve separate forward contracts with a total notional value of $27 million, which expire monthly throughout fiscal 2010. These forward contracts will fix the foreign exchange rates for our cash required to pay local currency expenses. The contracts are recorded as liabilities and the changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $0.5 million at October 3, 2009, and the Company recorded this amount in “Other” current liabilities in the accompanying Consolidated Balance Sheets.
          Income Taxes — Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although our net deferred income tax assets as of October 3, 2009, still reflect a $1.6 million valuation allowance against certain deferred income tax assets, we may be able to utilize these deferred income tax assets to offset future taxable income in certain states. We also had a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation as of October 3, 2009.
NEW ACCOUNTING PRONOUNCEMENTS
          In December 2007, the FASB issued authoritative guidance regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The guidance also stated acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be effective for the Company beginning October 4, 2009, the first day of fiscal 2010.
          In March 2008, the FASB issued authoritative guidance changing the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance during the second fiscal quarter of 2009. The principal impact to the Company was to require the expansion of its disclosures regarding its derivative instruments. See Note 5 in Notes to Consolidated Financial Statements.
          In May 2009, the FASB issued authoritative guidance which modified the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted this guidance in the third fiscal quarter of 2009. See Note 1 in Notes to Consolidated Financial Statements.
          In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this amendment on its consolidated results of operations, financial position and cash flows.
          In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and the Company has determined that it will not have an impact on its consolidated results of operations, financial position and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that substantially offsets the effects of changes in foreign currency exchange rates. Historically, we have used foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. Beginning in July 2009, we entered into twelve separate forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia reportable segment as described in Note 5 in Notes to Consolidated Financial Statements.
          Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2009	2008	2007
Net Sales	4%	4%	5%
Total Costs	11%	11%	11%
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
          Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense.
Auction Rate Securities
          As of October 3, 2009, we held $2.0 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Item 15 on page 38.

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
          Management’s Annual Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of October 3, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of October 3, 2009, the Company’s internal control over financial reporting was effective.
          The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 3, 2009, as stated in their report included herein on page 40.
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
ITEM 9B. OTHER INFORMATION.
          None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
          Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
          Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.
ITEM 11. EXECUTIVE COMPENSATION
          Incorporated herein by reference to “Corporate Governance — Board Committees — Compensation and Leadership Development Committee,” “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement.
Equity Compensation Plan Information
          The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 3, 2009:

Number of securities
remaining available
	Number of securities		for future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights (1)	warrants and rights	in 1st column) (2)
Equity compensation plans approved by securityholders	3,915,505	$25.34	4,401,572

Equity compensation plans not approved by securityholders	-0-	$ n/a	-0-

Total	3,915,505	$25.34	4,401,572

(1)	Represents options or stock-settled stock appreciation rights (“SARs”) granted under the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), or its predecessors, the 2005 Equity Incentive Plan, the 1998 Stock Option Plan and the 1995 Directors’ Stock Option Plan, all of which were approved by shareholders. No further awards may be made under the predecessor plans.

(2)	In addition to options and SARs reported above that may be granted under the 2008 Plan, there are 1,094,191 authorized shares which have not yet been purchased by employees under the Plexus 2005 Employee Stock Purchase Plan. These shares may be purchased at a 5% discount to market price at the end of a six-month contribution period; the number of shares which may be purchased by any employee is limited by the Internal Revenue Code. However, the Company terminated further purchases under the 2005 Purchase Plan in January 2008, and no more sales will be made even though the plan does not expire until 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Incorporated herein by reference to “Corporate Governance — Director Independence” and “Certain Transactions” in the 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Incorporated herein by reference to the subheading “Auditors — Fees and Services” in the 2010 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed

Financial Statements and Financial Statement Schedule. See following list of Financial Statements and Financial Statement Schedule on page 39.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 3, 2009

Contents	Pages

Report of Independent Registered Public Accounting Firm	40

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	41

Consolidated Balance Sheets as of October 3, 2009 and September 27, 2008	42

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	43

Consolidated Statements of Cash Flows for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for the years ended October 3, 2009, September 27, 2008 and September 29, 2007	72

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 3, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 6, effective at the beginning of fiscal year 2008, the Company adopted the authoritative guidance on the accounting for uncertainty in income taxes.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 18, 2009

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended October 3, 2009, September 27, 2008 and September 29, 2007
(in thousands, except per share data)

	2009	2008	2007
Net sales	$1,616,622	$1,841,622	$1,546,264
Cost of sales	1,461,846	1,635,861	1,382,725

Gross profit	154,776	205,761	163,539

Operating expenses:
Selling and administrative expenses	93,138	100,815	82,263
Goodwill impairment costs	5,748	—	—
Restructuring costs	2,823	2,119	1,838

	101,709	102,934	84,101

Operating income	53,067	102,827	79,438

Other income (expense):
Interest expense	(10,875)	(6,543)	(3,168)
Interest income	2,323	7,661	9,099
Miscellaneous income (expense)	904	(1,330)	(1,115)

Income before income taxes	45,419	102,615	84,254

Income tax expense (benefit)	(908)	18,471	18,536

Net income	$46,327	$84,144	$65,718

Earnings per share:
Basic	$1.18	$1.94	$1.42

Diluted	$1.17	$1.92	$1.41

Weighted average shares outstanding:
Basic	39,411	43,340	46,312

Diluted	39,654	43,850	46,739

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 3, 2009 and September 27, 2008
(in thousands, except per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$258,382	$165,970
Accounts receivable, net of allowances of $1,000 and $2,500, respectively	193,222	253,496
Inventories	322,352	340,244
Deferred income taxes	15,057	15,517
Prepaid expenses and other	9,421	11,742

Total current assets	798,434	786,969

Property, plant and equipment, net	197,469	179,123
Goodwill	—	7,275
Deferred income taxes	10,305	2,620
Other	16,464	16,243

Total assets	$1,022,672	$992,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$16,907	$16,694
Accounts payable	233,061	231,638
Customer deposits	28,180	26,863
Accrued liabilities:
Salaries and wages	28,169	41,086
Other	33,004	31,611

Total current liabilities	339,321	347,892

Long-term debt and capital lease obligations, net of current portion	133,936	154,532
Other liabilities	21,969	15,861

Commitments and contingencies (Notes 10 and 12)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 46,994 and 46,772 shares issued, respectively, and 39,548 and 39,326 shares outstanding, respectively	470	468
Additional paid-in capital	366,371	353,105
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	356,035	309,708
Accumulated other comprehensive income	4,680	10,774

	527,446	473,945

Total liabilities and shareholders’ equity	$1,022,672	$992,230

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the years ended October 3, 2009, September 27, 2008 and September 29, 2007
(in thousands)

						Accumulated
						Other
	Common Stock		Additional	Treasury	Retained	Comprehensive
	Shares	Amount	Paid-In Capital	Stock	Earnings	Income (Loss)	Total
Balances, September 30, 2006	46,217	$462	$312,785	$—	$158,868	$9,452	$481,567
Comprehensive income:
Net income	—	—	—	—	65,718	—	65,718
Foreign currency translation adjustments	—	—	—	—	—	2,160	2,160

Total comprehensive income							67,878
Issuance of common stock under Employee Stock Purchase Plan	18	—	402	—	—	—	402
Stock based compensation expense	—	—	6,166	—	—	—	6,166
Exercise of stock options, including tax benefits	167	2	17,250	—	—	—	17,252

Balances, September 29, 2007	46,402	464	336,603	—	224,586	11,612	573,265

Comprehensive income:
Net income	—	—	—	—	84,144	—	84,144
Foreign currency translation adjustments	—	—	—	—	—	882	882
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(1,720)	(1,720)

Total comprehensive income							83,306
Adoption of Accounting for Uncertain Tax Positions	—	—	—	—	978	—	978
Treasury shares purchased	(7,446)	—	—	(200,110)	—	—	(200,110)
Issuance of common stock under Employee Stock Purchase Plan	7	—	177	—	—	—	177
Stock based compensation expense	—	—	8,737	—	—	—	8,737
Exercise of stock options, including tax benefits	363	4	7,588	—	—	—	7,592

Balances, September 27, 2008	39,326	468	353,105	(200,110)	309,708	10,774	473,945

Comprehensive income:
Net income	—	—	—	—	46,327	—	46,327
Foreign currency translation adjustments	—	—	—	—	—	(2,387)	(2,387)
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(3,707)	(3,707)

Total comprehensive income							40,233
Stock based compensation expense	—	—	9,421	—	—	—	9,421
Exercise of stock options, including tax benefits	222	2	3,845	—	—	—	3,847

Balances, October 3, 2009	39,548	$470	$366,371	$(200,110)	$356,035	$4,680	$527,446

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 3, 2009, September 27, 2008 and September 29, 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$46,327	$84,144	$65,718
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,468	29,219	26,588
Non-cash goodwill impairment	5,748	—	—
Gain on sale of property, plant and equipment	(54)	(39)	(352)
Stock based compensation expense	9,421	8,737	6,166
Provision for accounts receivable allowances	—	1,603	—
Deferred income taxes	(1,173)	562	14,155
Changes in assets and liabilities:
Accounts receivable	59,137	(24,005)	(19,611)
Inventories	16,904	(64,159)	(50,235)
Prepaid expenses and other	2,086	(6,813)	(1,684)
Accounts payable	4,630	(1,548)	13,674
Customer deposits	1,568	16,486	3,145
Accrued liabilities and other	(8,766)	19,994	(19,051)

Cash flows provided by operating activities	170,296	64,181	38,513

Cash flows from investing activities
Purchases of short-term investments	—	(53,400)	(63,050)
Sales and maturities of short-term investments	—	106,400	38,050
Payments for property, plant and equipment	(57,427)	(54,329)	(47,837)
Proceeds from sales of property, plant and equipment	342	239	4,460

Cash flows used in investing activities	(57,085)	(1,090)	(68,377)

Cash flows from financing activities
Proceeds from debt issuance	—	150,000	—
Purchases of common stock	—	(200,110)	—
Payments on debt and capital lease obligations	(20,726)	(6,737)	(1,522)
Proceeds from exercise of stock options	3,402	5,418	1,793
Income tax benefit of stock option exercises	445	1,603	15,459
Issuances of common stock under Employee Stock Purchase Plan	—	177	402

Cash flows (used in) provided by financing activities	(16,879)	(49,649)	16,132

Effect of foreign currency translation on cash and cash equivalents	(3,920)	(1,581)	2,929

Net increase (decrease) in cash and cash equivalents	92,412	11,861	(10,803)

Cash and cash equivalents, beginning of year	165,970	154,109	164,912

Cash and cash equivalents, end of year	$258,382	$165,970	$154,109

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
     Description of Business: Plexus Corp. and its subsidiaries (together “Plexus”, the “Company” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. As a contract manufacturer, we provide product realization services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace market sectors. The Company provides advanced product design, manufacturing and testing services to our customers with a focus on complex and global fulfillment solutions, high technology manufacturing and test services, and high reliability products. The Company offers our customers the ability to outsource all stages of product realization, including development and design; materials sourcing, procurement and management; prototyping and new product introduction; testing; manufacturing; product configuration; logistics and test/repair.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year ended on October 3, 2009. Therefore fiscal 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting years for fiscal 2008 and 2007 each included 364 days.
     In preparing the accompanying consolidated financial statements, the Company has reviewed, as deemed necessary by the Company’s management, events that have occurred after October 3, 2009, up until the issuance of the financial statements, which occurred on November 18, 2009.
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
     Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2009, 2008 and 2007, unrealized or realized gains and losses were not material.
     As of October 3, 2009 and September 27, 2008, cash and cash equivalents included the following securities (in thousands):

	2009	2008
Cash	$37,129	$6,136
Money market funds and other	207,253	114,234
U.S. corporate and bank debt	14,000	45,600

	$258,382	$165,970

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
     For the capitalization of software costs, the Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, consultants as well as payroll and payroll related costs for employees directly involved in developing internal use computer software once the final selection of the software is made (see Note 3). Costs incurred prior to the final selection of software and costs not qualifying for capitalization are expensed as incurred.
     Expenditures for maintenance and repairs are expensed as incurred.
     Goodwill and Other Intangible Assets: During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility. The impairment charge was driven by macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso, the Company’s sole remaining goodwill asset, was fully impaired and therefore an impairment charge of $5.7 million was recorded.
     Should the Company have goodwill and intangible assets with indefinite useful lives in the future, the Company would test those assets for impairment at least annually, and recognize any related losses when incurred. Recoverability of goodwill would be measured at the reporting unit level.
     The Company would measure the recoverability of goodwill under the annual impairment test by comparing the reporting unit’s carrying amount, including goodwill, to the reporting unit’s estimated fair market value, which would be primarily estimated using the present value of expected future cash flows, although market valuations may also be employed. If the carrying amount of the reporting unit exceeds its fair value, goodwill would be considered impaired and a second test performed to measure the amount of impairment. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     For the years ended October 3, 2009 and September 27, 2008 changes in the carrying amount of goodwill for the European reportable segment were as follows (in thousands):

Europe
Balance as of September 29, 2007	$8,062

Foreign currency translation adjustment	(787)

Balance as of September 27, 2008	7,275

Foreign currency translation adjustment	(1,527)

Goodwill impairment	(5,748)

Balance as of October 3, 2009	$—

     The Company has a nominal amount of identifiable intangibles that are subject to amortization. These intangibles relate to patents with useful lives of twelve years. Intangible asset amortization expense was nominal for fiscal 2009, 2008 and 2007. The Company has no intangibles that are not subject to amortization. During fiscal 2009, there were no additions to intangible assets.
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
     Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are recognized as costs are incurred utilizing a percentage-of-completion method; any losses are recognized when anticipated. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2009, 2008 and 2007.
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
     The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. The Company concluded that it had a substantive

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
severance plan based upon past severance practices; therefore, certain severance and benefit costs were recorded as a liability due to the fact that the severance and benefit costs arose from an existing condition or situation and the payment was both probable and reasonably estimated.
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
     Foreign Currency: For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at year-end, with net sales, expenses and cash flows translated at the average monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Statements of Operations as a component of miscellaneous other income (expense). Exchange gains (losses) on foreign currency transactions were $0.7 million, $(1.7) million and $(1.5) million for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
     Derivatives: The Company periodically enters into derivative contracts such as foreign currency forwards and interest rate swaps, which are designated as cash-flow hedges. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. Our interest rate swaps and forward contracts are treated as cash flow hedges and therefore $(3.7) million and $(1.7) million were recorded in “Accumulated other comprehensive income” for fiscal 2009 and fiscal 2008, respectively. These amounts were not material during fiscal 2007.
     Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income (loss). The computation of diluted earnings per common share reflects additional dilution from stock options and restricted stock awards, unless such options are antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Stock-based Compensation: The Company measures all share-based payments to employees, including grants of employee stock options, at fair value and expenses them in the consolidated statements of operations over the service period (generally the vesting period) of the grant. The Company transitioned to this method using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period of adoption and continuing to be expensed thereafter.
     Comprehensive Income: The Company follows the established standards for reporting comprehensive income, which is defined as the changes in equity of an enterprise except those resulting from stockholder transactions.
     Accumulated other comprehensive income consists of the following as of October 3, 2009 and September 27, 2008 (in thousands):

	2009	2008
Foreign currency translation adjustment	$10,107	$12,494
Cumulative change in fair market value of derivative instruments, net of tax	(5,427)	(1,720)

Accumulated other comprehensive income	$4,680	$10,774

     The change in fair market value of derivative instruments, net of tax adjustment that is recorded to “Accumulated other comprehensive income” is more fully explained in Note 5 — Derivatives.
     Conditional Asset Retirement Obligations: We recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The liability is adjusted for any additions or deletions of related property, plant and equipment.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair Value of Financial Instruments: Accounts payable and accrued liabilities were reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of capital lease obligations was approximately $23.0 million and $22.9 million as of October 3, 2009 and September 27, 2008, respectively. The fair value of the Company’s term loan debt was $107.8 million and $120.4 million as of October 3, 2009 and September 27, 2008, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate these fair values.
     Business and Credit Concentrations: Financial instruments that potentially subject the Company to concentrations of credit risk consisted of cash, cash equivalents, short-term investments, trade accounts receivable and derivative instruments, specifically related to counterparties. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents, short-term investments and derivative instruments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     New Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The guidance also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be effective for the Company beginning October 4, 2009, the first day of fiscal 2010.
     In March 2008, the FASB issued authoritative guidance changing the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance during the second fiscal quarter of 2009. The principal impact to the Company was to require the expansion of its disclosures regarding its derivative instruments. See Note 5.
     In May 2009, the FASB issued authoritative guidance which modified the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted this guidance in the third fiscal quarter of 2009. See Note 1.
     In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this amendment on its consolidated results of operations, financial position and cash flows.
     In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification will become the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and the Company has determined that it will not have an impact on its consolidated results of operations, financial position and cash flows.
2. Inventories
     Inventories as of October 3, 2009 and September 27, 2008 consisted of (in thousands):

	2009	2008
Raw materials	$237,717	$241,041
Work-in-process	29,399	39,810
Finished goods	55,236	59,393

	$322,352	$340,244

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
3. Property, Plant and Equipment
     Property, plant and equipment as of October 3, 2009 and September 27, 2008, consisted of (in thousands):

	2009	2008
Land, buildings and improvements	$120,505	$103,047
Machinery and equipment	220,402	200,001
Computer hardware and software	72,782	71,444
Construction in progress	11,727	11,827

	425,416	386,319

Less: accumulated depreciation and amortization	227,947	207,196

	$197,469	$179,123

     As of October 3, 2009 and September 27, 2008, computer hardware and software includes $29.9 million and $29.7 million, respectively, related to a common Enterprise Resource Planning (“ERP”) platform. As of October 3, 2009 and September 27, 2008, construction in progress includes $3.1 million in both years of manufacturing software implementation costs related to the common ERP platform. The conversion timetable and future project scope remain subject to change based upon our evolving needs and sales levels. Fiscal 2009, 2008 and 2007 amortization of the ERP platform totaled $2.2 million, $3.1 million and $3.2 million, respectively.
     Assets held under capital leases and included in property, plant and equipment as of October 3, 2009 and September 27, 2008 consisted of (in thousands):

	2009	2008
Buildings and improvements	$28,260	$29,228
Machinery and equipment	939	616

	29,199	29,844
Less: accumulated amortization	7,600	5,839

	$21,599	$24,005

     The building and improvements category in the above table includes a manufacturing facility in San Diego, California, which was closed during fiscal 2003 and is no longer used. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $12.9 million as of October 3, 2009.
     Amortization of assets held under capital leases totaled $0.9 million, $0.8 million and $0.4 million for fiscal 2009, 2008 and 2007, respectively. There were no capital lease additions in fiscal 2009 or fiscal 2008.
     As of October 3, 2009 and September 27, 2008, accounts payable included approximately $1.4 million and $3.9 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
4. Debt, Capital Lease Obligations and Other Financing
     Debt and capital lease obligations as of October 3, 2009 and September 27, 2008, consisted of (in thousands):

	2009	2008
Debt:

Borrowings under term loan, expiring on April 4, 2013, interest rate of base rate or LIBOR rate plus 1.25%. See also Note 5 Derivatives.	$127,500	$146,250

Capital lease:

Capital lease obligations for equipment and facilities located in San Diego, the United Kingdom and Xiamen, China, expiring on various dates through 2022; weighted average interest rates of 9.5% and 9.4% for fiscal 2009 and 2008, respectively.	23,343	24,976

Less: current portion	(16,907)	(16,694)

Long-term debt and capital lease obligations, net of current portion	$133,936	$154,532

     The aggregate scheduled maturities of the Company’s debt obligations as of October 3, 2009, are as follows (in thousands):

2010	$15,000
2011	15,000
2012	15,000
2013	82,500

Total	$127,500

     The aggregate scheduled maturities of the Company’s obligations under capital leases as of October 3, 2009, are as follows (in thousands):

2010	$3,983
2011	4,057
2012	4,201
2013	4,294
2014	4,385
Thereafter	11,826

32,746
Less: interest portion of capital leases	9,403

Total	$23,343

     On April 4, 2008, the Company entered into a second amended and restated credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Amended Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of October 3, 2009, the Company

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
has term loan borrowings of $127.5 million outstanding and no revolving borrowings under the Credit Facility.
     The Credit Facility amended and restated the Company’s prior revolving credit facility (the “Prior Credit Facility”) with a group of banks that allowed the Company to borrow up to $200 million of which $100 million was committed. The Prior Credit Facility was due to expire on January 12, 2012, and was also unsecured. It also contained other terms and financial conditions, which were substantially similar to those under the Credit Facility.
     The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 3, 2009, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of October 3, 2009, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.7 million, $0.5 million and $0.6 million for fiscal 2009, 2008 and 2007, respectively.
     Cash paid for interest in fiscal 2009, 2008 and 2007 was $10.5 million, $4.2 million and $2.8 million, respectively.
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
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $9.3 million as of October 3, 2009 and $3.0 million at September 27, 2008, and the Company recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Consolidated Balance Sheets. As of October 3, 2009, the total combined notional amount of the Company’s three interest rate swaps was $127.5 million.
     Beginning in July 2009, our Malaysian subsidiary entered into twelve separate forward contracts with a total notional value of $27 million, which expire monthly throughout fiscal 2010. These forward contracts will fix the foreign exchange rates for our cash required to pay local currency expenses. The contracts are recorded as liabilities and the changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $0.5 million at October 3, 2009, and the Company recorded this amount in “Other” current liabilities in the accompanying Consolidated Balance Sheets.
     The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:
Fair Values of Derivative Instruments
In thousands of dollars

	Asset Derivatives				Liability Derivatives
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
Derivatives designated	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
as hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate swaps		—		—	Current liabilities - Other	$2,072	Current liabilities - Other	$622
Interest rate swaps		—		—	Other liabilities	$7,253	Other liabilities	$2,334
Forward contracts		—		—	Current liabilities - Other	$530	Current liabilities - Other	$—

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
The Effect of Derivative Instruments on the Statements of Operations
for the Year Ended October 3, 2009
In thousands of dollars

	Amount of Gain or			Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Location of Gain or	Amount of Gain or	(Loss) Recognized in	Recognized in Income on
	Other Comprehensive	(Loss) Reclassified from	(Loss) Reclassified from	Income on Derivative	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on	Accumulated OCI into	Accumulated OCI into	(Ineffective Portion and	Portion and Amount
Flow Hedging	Derivative (Effective	Income (Effective	Income (Effective	Amount Excluded from	Excluded from
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)
	October 3, 2009		October 3, 2009		October 3, 2009
Interest rate swaps	$(10,037)	Interest income (expense)	$(3,668)	Other income (expense)	$—
Forward contracts	$(530)	Payroll expense	$—	Other income (expense)	$—
The Effect of Derivative Instruments on the Statements of Operations
for the Year Ended September 27, 2008
In thousands of dollars

				Location of Gain or	Amount of Gain or (Loss)
		Location of Gain or	Amount of Gain or	(Loss) Recognized in	Recognized in Income on
	Amount of Gain or	(Loss) Reclassified from	(Loss) Reclassified from	Income on Derivative	Derivative (Ineffective
Derivatives in Cash	(Loss) Recognized in	Accumulated OCI into	Accumulated OCI into	(Ineffective Portion and	Portion and Amount
Flow Hedging	OCI on Derivative	Income (Effective	Income (Effective	Amount Excluded from	Excluded from
Relationships	(Effective Portion)	Portion)	Portion)	Effectiveness Testing)	Effectiveness Testing)
	September 27, 2008		September 27, 2008		September 27, 2008
Interest rate swaps	$(3,656)	Interest income (expense)	$(700)	Other income (expense)	$—
Forward contracts	$—	Payroll expense	$—	Other income (expense)	$—

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
     The following table lists the fair values of our financial instruments as of October 3, 2009, by input level as defined above:

	Fair Value Measurements Using Input Levels (in thousands):
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swap derivative	$—	$9,325	$—	$9,325
Forward contract derivative	$—	$530	$—	$530

Total derivative liabilities at fair value	$—	$9,855	$—	$9,855

     The Company also has $2.0 million of auction rate securities that are valued using Level 3 inputs. There has been no change in the fair value of these securities since September 27, 2008.
6. Income Taxes
     The domestic and foreign components of income (loss) before income taxes for fiscal 2009, 2008 and 2007 consisted of (in thousands):

	2009	2008	2007
U.S.	$(5,380)	$49,449	$51,706

Foreign	50,799	53,166	32,548

	$45,419	$102,615	$84,254

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     Income tax expense (benefit) for fiscal 2009, 2008 and 2007 consisted of (in thousands):

	2009	2008	2007
Current:
Federal	$(1,666)	$15,593	$4,139
State	121	949	355
Foreign	1,809	1,367	(113)

	264	17,909	4,381

Deferred:
Federal	(622)	443	14,110
State	954	25	806
Foreign	(1,504)	94	(761)

	(1,172)	562	14,155

	$(908)	$18,471	$18,536

     The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	2.0	—	—
State income taxes, net of federal income tax	(0.2)	1.6	2.1
Foreign income and tax rate differences	(40.1)	(18.5)	(16.5)
Other, net	1.3	(0.1)	1.4

Effective income tax rate	(2.0)%	18.0%	22.0%

     The Company recorded income tax expense (benefit) of $(0.9) million for fiscal 2009. The Company recorded income tax expense of $18.5 million for both fiscal 2008 and 2007. The reduction to the income tax expense recorded as compared to our normal statutory rates is primarily due to the effect of pre-tax income in Malaysia and Xiamen, China, which benefit from reduced effective tax rates due to tax holidays.
     The components of the net deferred income tax asset as of October 3, 2009 and September 27, 2008, consisted of (in thousands):

	2009	2008
Deferred income tax assets:
Loss/credit carryforwards	$5,864	$4,102
Goodwill	4,313	5,098
Inventories	6,867	7,585
Accrued benefits	12,611	10,730
Allowance for bad debts	267	917
Other	7,425	4,453

Total gross deferred income tax assets	37,347	32,885
Less valuation allowance	(2,547)	(2,607)

Deferred income tax assets	34,800	30,278

Deferred income tax liabilities:
Property, plant and equipment	8,253	7,597
Other	1,185	4,544

	9,438	12,141

Net deferred income tax asset	$25,362	$18,137

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
     As a result of using the with-and-without method under the requirements for accounting for stock based compensation, the Company recorded a valuation allowance against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. During fiscal 2007, the Company realized a reduction of its income taxes payable for all of its federal net operating loss carryforwards and a portion of its state net operating loss carryforwards. During fiscal 2008 and 2009 the Company realized a reduction of its state income taxes payable from state net operating loss carryforwards. Consequently, the Company reversed approximately $0.1 million, $0.6 million and $15.0 million of this valuation allowance with corresponding credits to additional paid in capital in fiscal years 2009, 2008 and 2007, respectively.
     In addition, there is a remaining valuation allowance of $1.6 million as of October 3, 2009, related to various state deferred income tax assets where it is more likely than not that the asset will not be realized due to a lack of sustained profitability and limited carryforward periods in these states.
     In October 2007, Mexico adopted a series of new tax laws, effective beginning on January 1, 2008. These laws did not have a material effect on our fiscal 2009 tax year. However, these laws could have an effect on the taxes levied on our Mexican income in the future. On November 1, 2009, Mexico adopted tax reform legislation to take effect January 1, 2010, providing for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we are still analyzing the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods. On November 5, 2009, the United States adopted the “Worker, Homeownership, and Business Assistance Act of 2009.” This Act provides for an increase in the net operating loss carryback period from two years to five years for tax periods beginning or ending in calendar years 2008 and 2009, along with certain other tax law changes. While we are still analyzing the impact of this legislation, we do not currently believe it will create a material impact on our effective income tax rate in current or future periods.
     In March 2007, the Chinese government made significant changes to its tax law with a bias toward a unified tax rate for domestic and foreign enterprises of 25 percent. The law was effective on January 1, 2008. The effect of the law on enterprises with agreed-upon incentives requires that their China federal taxes will be increased to the new unified tax rate over a five-year period beginning in calendar 2008. This law did not have a material effect on our income taxes for our fiscal 2009 tax year. However, depending upon the relative amount of income earned in China in the future, the increased tax rates on our China income could have a material effect.
     In July 2005, the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. For fiscal years 2009, 2008 and 2007, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on proposed agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
     The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2009, 2008 and 2007, these subsidiaries generated income, which resulted in tax reductions of approximately $15.2 million, $13.6 million and $8.6 million, respectively.
     The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $211.0 million as of October 3, 2009. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.
     In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
repatriated, as defined in the Jobs Act. During fiscal 2009, 2008 and 2007, the Company did not repatriate any qualified earnings pursuant to the Jobs Act.
     As of October 3, 2009, the Company had approximately $62.1 million of state net operating loss carryforwards that expire between fiscal 2010 and 2027.
     Cash paid for income taxes in fiscal 2009, 2008 and 2007 was $2.9 million, $22.7 million and $2.2 million, respectively.
     In June 2006, the FASB issued an interpretation addressing the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. The interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective at the beginning of fiscal 2008, the Company adopted the interpretation. As a result of adopting the interpretation, the Company recorded an increase in income tax liabilities for uncertain tax benefits of $0.8 million and a decrease in valuation allowance of approximately $1.8 million, which together resulted in a cumulative effect adjustment to retained earnings of $1.0 million.
     As required by the regulation, the Company has classified the amounts recorded for uncertain tax positions in the Consolidated Balance Sheets as “Other liabilities” (non-current) to the extent that payment is not anticipated within one year. Prior year financial statements have not been restated. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

Balance at beginning of fiscal 2009	$5.9
Gross increases for tax positions of prior years	0.1
Gross increases for tax positions of the current year	1.2
Gross decreases for tax positions of prior years	(2.1)
Settlements	(0.3)

Balance at October 3, 2009	$4.8

     Approximately $4.0 million of the balance as of October 3, 2009, would reduce the Company’s effective tax rate if recognized.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes were approximately $0.3 million, $0.4 million and $0.1 million as of October 3, 2009, September 27, 2008, and upon the Company’s adoption of the interpretation at the beginning of fiscal 2008, respectively. The Company recognized $(0.1) million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Operations for the year ended October 3, 2009.
     During the second quarter of fiscal 2009, tax expense decreased by approximately $1.4 million, consisting of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability related uncertainty in income taxes, offset by an additional provision of $0.2 million for changes in state tax laws.
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
     Upon adoption of the interpretation and also as of October 3, 2009, the Company had tax years from fiscal 2004 and forward open and subject to examination by the Internal Revenue Service (“IRS”). For the major state tax jurisdictions, the Company has fiscal 2001 and forward open and subject to examination.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
7. Shareholders’ Equity
     On February 25, 2008, the Company adopted a common stock buyback program that permitted it to acquire shares of its common stock for an amount up to $200 million. The authorized stock repurchase program consisted of a $100 million accelerated stock repurchase program and an additional $100 million of open market purchases. In July 2008, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share. The Company’s Credit Facility allows the Company to repurchase its common shares and pay cash dividends as long as it remains in compliance with the various covenants (see Note 4).
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
8. Earnings Per Share
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Earnings:
Net income	$46,327	$84,144	$65,718

Basic weighted average common shares outstanding	39,411	43,340	46,312
Dilutive effect of stock options	243	510	427

Diluted weighted average shares outstanding	39,654	43,850	46,739

Earnings per share:
Basic	$1.18	$1.94	$1.42

Diluted	$1.17	$1.92	$1.41

     In fiscal 2009 and 2008, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 2.7 million and 1.5 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In fiscal 2009 and 2008, restricted stock units (“RSUs”) of approximately 0.02 million and 0.09 million units, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. In fiscal 2007, options to purchase 1.9 million shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
9. Operating Lease Commitments
     The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2016. Rent expense under all operating leases for fiscal 2009, 2008 and 2007 was approximately $11.9 million, $11.5 million and $10.6 million, respectively. Renewal and purchase options are available on certain of these leases. Rental income from subleases amounted to $0 million in fiscal 2009, 2008 and 2007, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          Future minimum annual payments on operating leases are as follows (in thousands):

2010	$10,367
2011	8,074
2012	7,325
2013	6,141
2014	5,609
Thereafter	6,257

$43,773

10. Restructuring and Asset Impairment Costs
          Fiscal 2009 restructuring and asset impairment costs: For fiscal 2009, we recorded pre-tax restructuring and asset impairment costs of $8.6 million, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer, Massachusetts (“Ayer”) facility and the reduction of our workforce across our facilities in the United States and Juarez, Mexico (“Juarez”). The details of these fiscal 2009 restructuring actions are listed below:
          Goodwill Impairment: During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of our goodwill related to our Kelso facility. The impairment charge was driven by macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was recorded.
          Ayer Facility Closure: During the third quarter of fiscal 2009, we closed our Ayer facility. In fiscal 2009, we recorded pre-tax restructuring charges of $0.4 million, related to the disposal of certain assets and costs to exit this leased facility.
          Other Restructuring Costs. In fiscal 2009, we recorded pre-tax restructuring costs of $2.0 million related to severance at facilities in the United States as well as Juarez. These workforce reductions affected approximately 450 employees. We also recorded approximately $0.5 million of asset impairment charges at Corporate.
          Fiscal 2008 restructuring and asset impairment costs: For fiscal 2008, we recorded pre-tax restructuring and asset impairment costs of $2.1 million, related to the closure of our Ayer facility and the restructuring of our workforce in Juarez. The details of these fiscal 2008 restructuring actions are listed below:
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
          Fiscal 2007 restructuring and asset impairment costs: For fiscal 2007, we recorded pre-tax restructuring and asset impairment costs of $1.8 million, related to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso. The details of these fiscal 2007 restructuring actions are listed below:
          Maldon Facility Closure: The Maldon facility ceased production on December 12, 2006, and its closure resulted in a workforce reduction of 75 employees at a cost of $0.5 million. During the second fiscal quarter, the Company sold the Maldon facility for $4.4 million and recorded a $0.4 million gain on this transaction.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
          A detail of restructuring and asset impairment costs are provided below (in thousands):

	Employee	Lease
	Termination and	Obligations and	Non-cash Asset
	Severance Costs	Other Exit Costs	Impairments	Total

Accrued balance, September 30, 2006	$461	$2,136	$—	$2,597

Restructuring and asset impairments costs	1,966	—	—	1,966
Adjustment to provisions	(104)	(24)	—	(128)
Amount utilized	(1,334)	(2,112)	—	(3,446)

Accrued balance, September 29, 2007	989	—	—	989

Restructuring and asset impairments costs	2,350	—	—	2,350
Adjustment to provisions	(231)	—	—	(231)
Amount utilized	(1,070)	—	—	(1,070)

Accrued balance, September 27, 2008	2,038	—	—	2,038

Restructuring and asset impairments costs	2,196	876	5,748	8,820
Adjustment to provisions	(249)	—	—	(249)
Amount utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	$44	$86	$—	$130

          As of October 3, 2009, all of the remaining employee termination and severance costs are expected to be paid in the next twelve months and are included in the Consolidated Balance Sheets in other current accrued liabilities.
          For a detail of restructuring and asset impairment costs by reportable segment, see Note 13 – Reportable Segment, Geographic Information and Major Customers.
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
          As subsequently amended, the 2005 Purchase Plan allowed qualified employees to purchase the Company’s common stock at a price equal to 95 percent of the average high and low stock price at the end of each semi-annual purchase period. The effect of the amendment was to reduce the discount available to employees who purchase shares under the 2005 Purchase Plan. With the amendment, the Company did not record any compensation expense related to the 2005 Purchase Plan in fiscal 2008 and 2007.
          The Company issued 6,976 shares and 17,751 shares under the 2005 Purchase Plan during the fiscal years ended September 27, 2008 and September 29, 2007, respectively. Purchases under the 2005 Purchase

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
Plan were terminated by the board of directors in January 2008. Therefore, no additional shares will be offered or issued under the 2005 Purchase Plan, which will expire in 2010.
          401(k) Savings Plan: The Company’s 401(k) Savings Plan covers all eligible U.S. employees. The Company matches employee contributions, after one year of service, up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2009, 2008 and 2007 totaled $2.9 million, $2.8 million and $2.4 million, respectively.
          Stock-based Compensation Plans: In February 2008, the Company’s shareholders approved the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) and performance stock, in addition to long-term cash awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, long-term cash awards of up to $1.5 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for stock options, SARs, RSUs and other awards under the 2008 Plan as well as accelerate the vesting of such awards. Currently, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
          The 2008 Plan replaced the shareholder-approved 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constituted a stock-based incentive plan for the Company and included provisions by which the Company could grant stock-based awards to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock that could be issued pursuant to the 2005 Plan was 2.7 million shares, all of which could be issued pursuant to stock options, although up to 1.2 million shares could be issued pursuant to the following: up to 0.6 million shares as SARs and up to 0.6 million shares as RSUs. The exercise price of each stock option granted must not have been less than the fair market value on the date of grant. The Committee could establish the term and vesting period of stock options, as well as accelerate the vesting of stock options. Unless otherwise directed by the Committee, stock options vested over a three-year period from date of grant and had a term of ten years. In fiscal 2007, the Committee established that the vesting period for stock options would be two years. The 2005 Plan, which superceded a prior plan, terminated upon the approval of the 2008 Plan, except that outstanding awards continue until expiration.
          During fiscal 2007, the Committee changed the timing of stock option grants so that they would be determined annually, but granted on a quarterly basis going forward. In fiscal 2008 and 2009, the Committee continued that practice under the 2008 Plan and extended it to grants of SARs. However, grants of RSUs and long-term cash awards are generally made only on an annual basis. In fiscal 2009, the Company made a special grant consisting solely of RSUs to certain key employees (excluding our Chief Executive Officer) to encourage retention.
          For options issued to the members of the Board of Directors in fiscal 2009, 2008 and 2007, 50 percent of their stock options vested immediately at the date of grant. Their remaining stock options vested over one year.
          In fiscal 2009, under the 2008 Plan, the Company granted options, which had a term of ten years, to purchase 0.3 million shares of the Company’s common stock and 0.3 million stock-settled SARs, which had a term of seven years. Additionally, the Committee made awards of RSUs for 0.2 million shares of common stock and long-term cash awards that totaled $1.0 million, all of which vest on the third anniversary of grant.
          In fiscal 2008, under the 2005 Plan, the Company granted options, which had a term of ten years, to purchase 0.1 million shares of the Company’s common stock and 0.2 million stock-settled SARS, which had a term of seven years. Additionally, under the 2008 Plan, the Company granted options, which had a term of

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
ten years, to purchase 0.1 million shares of the Company’s common stock and 0.2 million stock-settled SARs, which had a term of seven years. The Company also made awards of RSUs, under the 2005 Plan, for 0.1 million shares of common stock and long-term cash awards that totaled $0.2 million, all of which vest on the third anniversary of grant.
          The Company recognized $9.4 million and $8.7 million of compensation expense associated with stock options, SARs and RSUs for the fiscal years ended October 3, 2009 and September 27, 2008, respectively, and $6.2 million of compensation expense associated with stock options for the fiscal year ended September 29, 2007. No SARs or RSUs were granted in fiscal 2007.
          A summary of the Company’s stock option and SAR activity follows:

	Number of	Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Outstanding as of September 30, 2006	3,248	$25.18

Granted	443	22.64
Cancelled	(138)	36.14
Exercised	(175)	10.95

Outstanding as of September 29, 2007	3,378	$25.13

Granted	563	26.62
Cancelled	(185)	36.66
Exercised	(363)	14.93

Outstanding as of September 27, 2008	3,393	$25.88

Granted	614	19.71
Cancelled	(166)	28.75
Exercised	(223)	15.43

Outstanding as of October 3, 2009	3,618	$25.34	$14,663

		Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Exercisable as of:

September 29, 2007	2,558	$22.72

September 27, 2008	2,533	$24.78

October 3, 2009	2,815	$26.36	$11,238

          Included in the table above are 310,071 and 308,955 SARs, which were granted in fiscal 2009 and 2008, respectively.
          The following table summarizes outstanding stock option and SAR information as of October 3, 2009 (shares in thousands):

	Number of		Weighted	Number of	Weighted
Range of	Shares	Weighted Average	Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$ 8.97 - $13.45	381	$11.58	4.4	381	$11.58
$13.46 - $20.18	666	$15.80	5.9	379	$15.47
$20.19 - $30.28	1,541	$24.09	5.9	1,082	$24.07
$30.29 - $61.19	1,030	$38.47	4.1	973	$38.93

$8.97 - $61.19	3,618	$25.34	5.2	2,815	$26.36

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          The Company continues to use the Black-Scholes valuation model to value options and SARs. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option and SAR lives. The expected option and SAR lives represent the period of time that the options and SARs granted are expected to be outstanding and were based on historical experience.
          The weighted average fair value per share of options and SARs issued for the fiscal years ended October 3, 2009, September 27, 2008, and September 29, 2007 were $21.73, $11.30 and $11.05, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Expected life (years)	4.40 — 4.90	3.75 — 5.48	3.75 — 5.48
Risk-free interest rate	1.76 — 5.00%	2.59 — 5.00%	3.69 — 5.00%
Expected volatility	46 — 55%	46 — 66%	50 — 67%
Weighted average volatility	48%	53%	57%
Dividend yield	—	—	—
          The fair value of options vested for fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 were $11.1 million, $5.0 million and $4.3 million, respectively.
          For the fiscal years ended October 3, 2009 and September 27, 2008, the total intrinsic value of options exercised was $1.2 million and $4.9 million, respectively.
          As of October 3, 2009, there was $4.9 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.29 years.
          A summary of the Company’s RSU awards activity follows:

		Weighted
	Number of	Average Fair	Aggregate
	Shares	Value at Date of	Intrinsic Value
	(in thousands)	Grant	(in thousands)

Units outstanding as of September 29, 2007	—	$—

Granted	104	30.54
Cancelled	(5)	30.54
Vested	—	—

Units outstanding as of September 27, 2008	99	$30.54

Granted	210	21.73
Cancelled	(11)	24.86
Vested	—	—

Units outstanding as of October 3, 2009	298	$24.54	$—

          The Company uses the fair value at the date of grant to value RSUs. As of October 3, 2009, there was $5.0 million of unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 2.22 years.
          Deferred Compensation Arrangements: In September 1996, the Company entered into agreements with certain of its former executive officers to provide nonqualified deferred compensation. Under those

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
agreements, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirements.
          In fiscal 2009, in connection with a review of deferred compensation agreements, it was determined that the deferred compensation agreements were not being administered by Plexus as was originally intended and that two former executives had been overpaid by Plexus in previous years. Previously, the supplemental executive retirement agreements provided that future payments were to be adjusted, depending upon the performance of underlying investments; the original intent of these agreements was for a fixed 15-year annual installment payment stream. In August 2009 amendments were entered into in order to align the provisions regarding the determination of payment amounts to a fixed 15-year annual installment payment stream. The amendments are consistent with the intent of the original agreements and with the manner in which the agreement had operated in practice.
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
          In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program under the SERP and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2009, 2008 and 2007, the Company made contributions to the participants’ SERP accounts in the amount of $0.2 million, $0.5 million and $0.4 million, respectively.
          As of October 3, 2009 and September 27, 2008, the SERP assets held in the Trust totaled $5.3 million and $5.1 million, respectively, and the related liability to the participants totaled approximately $3.7 million for both years. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in “Other assets” and “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
          Other: The Company is not obligated to provide any post retirement medical or life insurance benefits to employees.
12. Litigation
          Two securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin on June 25 and June 29, 2007, against the Company and certain Company officers and/or directors. The two actions were later consolidated. The consolidated complaint named the Company and the following individuals as defendants: Dean A. Foate, President, Chief Executive Officer and a director of the Company; F. Gordon Bitter, the Company’s former Senior Vice President and Chief Financial Officer; and Paul Ehlers, the Company’s former Executive Vice President and Chief Operating Officer. The consolidated complaint alleged securities law violations and sought unspecified damages relating generally to the Company’s statements regarding its defense sector business in early calendar 2006.
          On March 6, 2009, the court granted the motion of the Company and the individual defendants to dismiss the consolidated class action complaint. On July 23, 2009, a final judgment was entered by the court formally dismissing the action, and the time for appeal expired on August 24, 2009.
          The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
13. Reportable Segment, Geographic Information and Major Customers
          Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
          The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a geographic basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, interest income, other income (expense) and income tax expense (benefit). Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and asset impairment costs. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.
          Information about the Company’s four reportable segments in fiscal 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Net sales:
United States	$1,007,087	$1,267,885	$1,080,665
Asia	588,129	574,079	427,237
Mexico	77,259	78,296	76,254
Europe	55,587	68,837	68,276
Elimination of inter-segment sales	(111,440)	(147,475)	(106,168)

	$1,616,622	$1,841,622	$1,546,264

Depreciation and amortization:
United States	$10,230	$8,994	$9,494
Asia	16,154	12,471	8,641
Mexico	2,215	1,791	2,044
Europe	782	836	764
Corporate	5,087	5,127	5,645

	$34,468	$29,219	$26,588

Operating income (loss):
United States	$64,730	$116,143	$97,019
Asia	63,662	59,535	40,700
Mexico	(3,507)	(2,693)	(11,581)
Europe	1,352	7,259	3,747
Corporate and other costs	(73,170)	(77,417)	(50,447)

	$53,067	$102,827	$79,438

Capital expenditures:
United States	$17,838	$18,078	$7,457
Asia	23,052	27,556	31,397
Mexico	2,026	2,900	5,367
Europe	5,587	1,485	754
Corporate	8,924	4,310	2,862

	$57,427	$54,329	$47,837

Plexus Corp.
Notes to Consolidated Financial Statements — Continued

	October 3,	September 27,
	2009	2008

Total assets:
United States	$346,272	$418,534
Asia	370,247	304,252
Mexico	45,699	41,671
Europe	86,024	97,874
Corporate	174,430	129,899

	$1,022,672	$992,230

          The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Years ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Net sales:
United States	$1,007,087	$1,267,885	$1,080,665
Malaysia	512,656	486,751	357,144
Mexico	77,259	78,296	76,254
China	75,473	87,328	70,093
United Kingdom	55,577	68,837	68,276
Romania	10	—	—
Elimination of inter-segment sales	(111,440)	(147,475)	(106,168)

	$1,616,622	$1,841,622	$1,546,264

	October 3,	September 27,
	2009	2008

Long-lived assets:
Malaysia	$72,325	$71,369
United States	51,811	38,900
United Kingdom	5,989	15,238
China	14,266	10,398
Mexico	6,940	7,111
Romania	5,760	—
Corporate	40,378	43,382

	$197,469	$186,398

          Long-lived assets as of October 3, 2009 and September 27, 2008 exclude other long-term assets and deferred income tax assets which totaled $26.8 million and $18.9 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
          Restructuring and asset impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments, but rather includes such costs within the “Corporate and other costs” section of the above table of operating income (loss). In fiscal 2009, 2008 and 2007, the Company incurred restructuring and asset impairment costs (see Note 10) which were associated with various segments (in thousands):

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Restructuring and asset impairment costs:
United States	$1,089	$1,852	$(24)
Mexico	741	267	1,053
Europe	5,748	—	809
Corporate	993	—	—

	$8,571	$2,119	$1,838

          The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Years Ended
	October 3,	September 27,	September 29,
	2009	2008	2007

Juniper Networks, Inc. (“Juniper”)	20%	20%	21%
General Electric Company (“GE”)	*	*	10%

*	Represents less than 10 percent of total net sales
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
          The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	October 3,	September 27,
	2009	2008

Juniper	15%	20%
          No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balances as of October 3, 2009 and September 27, 2008.
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

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
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
          Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2009 and 2008 (in thousands):

Limited warranty liability, as of September 29, 2007	$5,043
Accruals for warranties issued during the period	350
Settlements (in cash or in kind) during the period	(1,341)

Limited warranty liability, as of September 27, 2008	4,052
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(89)

Limited warranty liability, as of October 3, 2009	$4,470

15. Subsequent Event
          In October 2009, the Company received notice that it should receive settlement funds of approximately $3.2 million in December 2009 relating to a court case in which the Company is a plaintiff. This payment and amount remain subject to rights of appeal until late November. The Company will record the settlement once the cash is received.

Plexus Corp.
Notes to Consolidated Financial Statements — Continued
16. Quarterly Financial Data (Unaudited)
          Summarized quarterly financial data for fiscal 2009 and 2008 consisted of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$456,109	$388,895	$378,643	$392,975	$1,616,622
Gross profit	46,550	35,798	34,605	37,823	154,776
Net income	17,038	5,028	9,210	15,051	46,327

Earnings per share:
Basic	$0.43	$0.13	$0.23	$0.38	$1.18
Diluted	$0.43	$0.13	$0.23	$0.38	$1.17

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$458,251	$451,049	$456,352	$475,970	$1,841,622
Gross profit	55,554	51,552	48,832	49,823	205,761
Net income	27,285	22,110	17,432	17,318	84,144

Earnings per share:
Basic	$0.59	$0.48	$0.42	$0.44	$1.94
Diluted	$0.58	$0.48	$0.41	$0.43	$1.92
          The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
          For the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 (in thousands):

		Additions
	Balance at	charged to	Additions
	beginning of	costs and	charged to		Balance at end
Descriptions	period	expenses	other accounts	Deductions	of period

Fiscal Year 2009:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,500	$942	$—	$2,442	$1,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,607	$61	$—	$120	$2,548

Fiscal Year 2008:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$900	$1,603	$—	$3	$2,500
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,014	$—	$—	$2,407	$2,607

Fiscal Year 2007:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,100	$328	$—	$528	$900
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$20,011	$—	$—	$14,997	$5,014

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     PLEXUS CORP. (Registrant)

By:	/s/ Dean A. Foate Dean A. Foate, President and Chief Executive Officer
November 18, 2009
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
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Stephen P. Cortinovis

Dean A. Foate, President, Chief Executive Officer and Director (Principal Executive Officer)	Stephen P. Cortinovis, Director

/s/ Ginger M. Jones	/s/ David J. Drury

Ginger M. Jones, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	David J. Drury, Director

/s/ John L. Nussbaum	/s/ Peter Kelly

John L. Nussbaum, Chairman and Director	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Michael V. Schrock

Ralf R. Böer, Director	Michael V. Schrock, Director

/s/ Dr. Charles M. Strother	/s/ Mary A. Winston

Dr. Charles M. Strother, Director	Mary A. Winston, Director

*	Each of the above signatures is affixed as of November 18, 2009.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended October 3, 2009

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

3(i)	(a) Restated Articles of Incorporation of Plexus Corp., as amended through August 27, 2008	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

	(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation	Exhibit 3.1 to Plexus’ Report on Form 8-K dated August 28, 2008

3(ii)	Bylaws of Plexus Corp., as amended through February 13, 2008	Exhibit 3.1 to Plexus’ Report on Form 8-K dated February 13, 2008

4.1	Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) above

4.2	Bylaws of Plexus Corp., as amended through February 13, 2008	Exhibit 3(ii) above

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Plexus’ Report on Form 8-A dated August 28, 2008

10.1	(a) Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 4, 2008

	(b) Amended and Restated Credit Agreement dated as of January 12, 2007 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent (superseded)	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 30, 2006

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8I to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.3	Letter Agreement regarding Fixed Dollar Collared Accelerated Share Repurchase Transaction dated February 25, 2008, between Plexus and Morgan Stanley & Co. Incorporated	Exhibit 10.1 to Plexus’ Report on Form 8-K dated February 25, 2008

10.4	Letter Agreement regarding Fixed Dollar Collared Accelerated Share Repurchase Transaction dated February 25, 2008, between Plexus and Morgan Stanley & Co. Incorporated	Exhibit 10.2 to Plexus’ Report on Form 8-K dated February 25, 2008

10.5	Composite Form of Supplemental Executive Retirement Agreement between Plexus and John Nussbaum, as amended through August 7, 2009*[1]		X

10.6	(a) Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2008

	(b) Amended and Restated Employment Agreement dated as of September 1, 2003 between Plexus Corp. and Dean A. Foate*[superseded]	Exhibit 10.15(b) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.7	(a) Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

	(b) Form of Change of Control Agreements with executive officers [superseded]*	Exhibit 10.2(a) to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.8	Amended and Restated Plexus Corp. 1998 Option Plan* [superseded]	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended January 3, 2009

10.9	(a) Summary of Directors’ Compensation (11/08)*	Exhibit 10.9(a) to Plexus Report on Form 10-K for the year ended September 27, 2008

	(b) Summary of Directors’ Compensation (11/07)* [superseded]	Exhibit 10.7(b) to Plexus’ Report on Form 10-K for the year ended September 29, 2007

	(c) Plexus Corp. 1995 Directors’ Stock Option Plan* [superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

[1]	For ease of understanding, the Composite Form of Supplemental Executive Retirement Agreement reflects the base agreement and the amendments to date; there have been no changes to this agreement since the third amendment was filed as Exhibit 10.1 to Plexus’ Current Report on Form 8-K, dated August 7, 2009.

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

10.10	Plexus Corp. 2005 Variable Incentive Compensation Plan – Executive Leadership Team (as amended and restated as of August 31, 2005)*	Exhibit 10.9(b) to Plexus’ Report on Form 10-K for the year ended October 1, 2005

10.11	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.12(a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*	Exhibit 10.3 to Plexus Quarterly Report on Form 10-Q for the quarter ended January 3, 2009

10.12(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.5(a) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q dated March 29, 2008

10.13	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 29, 2007

10.14(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus Quarterly Report on Form 10-Q for the quarter ended January 3, 2009

10.14(b)	Forms of award agreements thereunder [superseded]*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Reconciliation of ROIC to GAAP Financial Statements		X

*	Designates management compensatory plans or agreements