Form 10-Q
period 2010-01-02
PLEXUS CORP
filed 2010-02-04
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2010
or
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____            No ✓
As of January 29, 2010, there were 39,774,212 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

January 2, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 2,	January 3,
	2010	2009
Net sales	$430,399	$456,109
Cost of sales (Note 11)	385,858	409,559

Gross profit	44,541	46,550

Operating expenses:
Selling and administrative expenses	24,319	25,269
Restructuring costs	-	550

	24,319	25,819

Operating income	20,222	20,731

Other income (expense):
Interest expense	(2,559)	(2,930)
Interest income	456	931
Miscellaneous	(95)	198

Income before income taxes	18,024	18,930

Income tax expense	180	1,892

Net income	$17,844	$17,038

Earnings per share:
Basic	$0.45	$0.43

Diluted	$0.44	$0.43

Weighted average shares outstanding:
Basic	39,587	39,337

Diluted	40,252	39,472

Comprehensive income:
Net income	$17,844	$17,038
Derivative instrument fair market value adjustment - net of income tax	699	(4,518)
Foreign currency translation adjustments	(255)	(4,050)

Comprehensive income	$18,288	$8,470

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 2,	October 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$233,931	$258,382
Accounts receivable, net of allowances of $1,400 and $1,000, respectively	233,904	193,222
Inventories	372,753	322,352
Deferred income taxes	14,955	15,057
Prepaid expenses and other	10,704	9,421

Total current assets	866,247	798,434

Property, plant and equipment, net	205,843	197,469

Deferred income taxes	10,209	10,305
Other	16,692	16,464

Total assets	$1,098,991	$1,022,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$21,626	$16,907
Accounts payable	290,498	233,061
Customer deposits	25,831	28,180
Accrued liabilities:
Salaries and wages	28,371	28,169
Other	35,758	33,004

Total current liabilities	402,084	339,321

Long-term debt and capital lease obligations, net of current portion	125,908	133,936
Other liabilities	21,381	21,969

Total non-current liabilities	147,289	155,905

Commitments and contingencies (Note 12)	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 47,095 and 46,994 shares issued, respectively, and 39,649 and 39,548 shares outstanding, respectively	471	470
Additional paid-in capital	370,254	366,371
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	373,879	356,035
Accumulated other comprehensive income	5,124	4,680

	549,618	527,446

Total liabilities and shareholders’ equity	$1,098,991	$1,022,672

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 2,	January 3,
	2010	2009
Cash flows from operating activities
Net income	$17,844	$17,038
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	9,054	8,101
(Gain) loss on sale of property, plant and equipment	(5)	10
Deferred income taxes	(1,029)	(930)
Stock based compensation expense	1,839	2,810
Changes in assets and liabilities:
Accounts receivable	(40,531)	26,253
Inventories	(50,253)	(7,688)
Prepaid expenses and other	(1,507)	925
Accounts payable	52,160	11,005
Customer deposits	(2,374)	2,129
Accrued liabilities and other	4,537	(10,300)

Cash flows (used in) provided by operating activities	(10,265)	49,353

Cash flows from investing activities
Payments for property, plant and equipment	(12,315)	(23,494)
Proceeds from sales of property, plant and equipment	11	66

Cash flows used in investing activities	(12,304)	(23,428)

Cash flows from financing activities
Payments on debt and capital lease obligations	(4,194)	(7,888)
Proceeds from exercise of stock options	1,870	480
Income tax benefit of stock option exercises	175	11

Cash flows used in financing activities	(2,149)	(7,397)

Effect of foreign currency translation on cash and cash equivalents	267	(6,107)

Net (decrease) increase in cash and cash equivalents	(24,451)	12,421

Cash and cash equivalents:
Beginning of period	258,382	165,970

End of period	$233,931	$178,391

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 2, 2010 AND JANUARY 3, 2009
UNAUDITED
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 2, 2010, and the results of operations for the three months ended January 2, 2010 and January 3, 2009, and the cash flows for the same three month periods.
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year-end was October 3, 2009. Therefore the accounting year for 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting period for the three months ended January 2, 2010 included 91 days.
Fair Value of Financial Instruments
     The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the consolidated financial statements approximates fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s term loan debt was $104.7 million and $107.8 million as of January 2, 2010 and October 3, 2009, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair values.
Subsequent Events
     In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as deemed necessary by the Company’s management, other events and transactions occurring after the balance sheet date of January 2, 2010 through February 4, 2010, which is the date that the financial statements are issued.

NOTE 2 — INVENTORIES
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	January 2,	October 3,
	2010	2009
Raw materials	$276,884	$237,717
Work-in-process	35,073	29,399
Finished goods	60,796	55,236

	$372,753	$322,352

     Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks and are shown as part of current liabilities on the Condensed Consolidated Balance Sheets.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	January 2,	October 3,
	2010	2009
Land, buildings and improvements	$121,019	$120,505
Machinery and equipment	227,733	220,402
Computer hardware and software	73,551	72,782
Construction in progress	20,050	11,727

	442,353	425,416
Less: accumulated depreciation and amortization	(236,510)	(227,947)

	$205,843	$197,469

NOTE 4 — LONG-TERM DEBT
     On April 4, 2008, the Company entered into a new credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of January 2, 2010, the Company has term loan borrowings of $123.8 million outstanding and no revolving borrowings under the Credit Facility.
     The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 2, 2010, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon the Company’s then-current total leverage ratio; as of January 2, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.

     The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.2 million for both the three months ended January 2, 2010 and January 3, 2009.
NOTE 5 — DERIVATIVES AND FAIR VALUE MEASUREMENTS
     All derivatives are recognized in the Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company currently has cash flow hedges related to variable rate debt and foreign currency obligations. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $8.0 million as of January 2, 2010, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of January 2, 2010, the total combined notional amount of the Company’s three interest rate swaps was $123.8 million.
     Our Malaysian operations have entered into forward exchange contracts maturing in fiscal 2010 and 2011 with a total notional value of $30.6 million. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $0.7 million at January 2, 2010, and the Company recorded this amount in “Prepaid expenses and other” in the accompanying Condensed Consolidated Balance Sheets.

     The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives				Liability Derivatives
	January 2,		October 3,		January 2,		October 3,
	2010		2009		2010		2009
Derivatives designated	Balance		Balance		Balance		Balance
as hedging instruments	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Interest rate swaps		-		-	Current liabilities - Other	$1,774	Current liabilities - Other	$2,072
Interest rate swaps		-		-	Other liabilities	$6,208	Other liabilities	$7,253
Forward contracts	Prepaid expenses and other	$689	Prepaid expenses and other	$530

The Effect of Derivative Instruments on the Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in		Location of Gain or	Amount of Gain or		(Loss) Recognized in	Recognized in Income on
	Other Comprehensive		(Loss) Reclassified from	(Loss) Reclassified from		Income on Derivative	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Accumulated OCI into	Accumulated OCI into		(Ineffective Portion and	Portion and Amount
Flow Hedging	Derivative (Effective		Income (Effective	Income (Effective		Amount Excluded from	Excluded from
Relationships	Portion)		Portion)	Portion)		Effectiveness Testing)	Effectiveness Testing)
	January 2,	January 3,		January 2,	January 3,		January 2,	January 3,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$47	$-	Interest income (expense)	$(1,296)	$-	Other income (expense)	$-	$-
Forward contracts	$316	$-	Selling and administrative expenses	$157	$-	Other income (expense)	$-	$-

     The Company adopted a newly issued accounting statement on September 28, 2008, for fair value measurements of financial assets and liabilities. The Company adopted this statement for non-financial assets and liabilities on October 4, 2009. This accounting statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting statement established a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:
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
     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
     The following table lists the fair values of our financial instruments as of January 2, 2010, by input level as defined above:

	Fair Value Measurements Using Input Levels: (in thousands)
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swap	$-	$7,982	$-	$7,982
Foreign currency forward contract	$-	$689	$-	$689

     The Company also has $2.0 million of auction rate securities. The fair value of these securities is determined based on Level 3 inputs. There has been no material change in the fair value of these securities since October 3, 2009.

NOTE 6 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	January 2,	January 3,
	2010	2009
Basic and Diluted Earnings Per Share:
Net income	$17,844	$17,038

Basic weighted average common shares outstanding	39,587	39,337
Dilutive effect of stock options	665	135

Diluted weighted average shares outstanding	40,252	39,472

Earnings per share:
Basic	$0.45	$0.43

Diluted	$0.44	$0.43

     For the three months ended January 2, 2010 and January 3, 2009, stock options and stock-settled stock appreciation rights (“SARs”) to purchase approximately 1.4 million and 2.7 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
NOTE 7 — STOCK-BASED COMPENSATION
     The Company recognized $1.8 million and $2.8 million of compensation expense associated with stock-based awards for the three months ended January 2, 2010 and January 3, 2009, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock appreciation rights and recognizes the stock-based compensation expense over the stock-based awards’ vesting period. The Company uses the fair value at the date of grant to value restricted stock units.
NOTE 8 — INCOME TAXES
     Income taxes for the three months ended January 2, 2010 and January 3, 2009 were $0.2 million and $1.9 million, respectively. The effective tax rates for the three months ended January 2, 2010 and January 3, 2009 were 1 percent and 10 percent, respectively. The decrease in the effective tax rate for the current year period compared to the prior year period was primarily due to an increase in the proportion of the Company’s projected fiscal 2010 pre-tax income in Malaysia and China, where the Company benefits from tax holidays.
     As of January 2, 2010, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties recorded for the three months ended January 2, 2010 and January 3, 2009 was not material.
     It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.

NOTE 9 — BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
     Information about the Company’s four reportable segments for the three months ended January 2, 2010 and January 3, 2009 were as follows (in thousands):

	Three Months Ended
	January 2,	January 3,
	2010	2009
Net sales:
United States	$258,849	$294,702
Asia	193,126	160,071
Europe	13,863	12,608
Mexico	18,595	21,752
Elimination of inter-segment sales	(54,034)	(33,024)

	$430,399	$456,109

Depreciation and amortization:
United States	$2,663	$2,456
Asia	4,378	3,610
Europe	222	192
Mexico	571	559
Corporate	1,220	1,284

	$9,054	$8,101

Operating income (loss):
United States	$20,576	$21,733
Asia	23,306	18,187
Europe	(1,187)	1,017
Mexico	(1,073)	(722)
Corporate and other costs	(21,400)	(19,484)

	$20,222	$20,731

	Three Months Ended
	January 2,	January 3,
	2010	2009
Capital expenditures:
United States	$2,994	$5,089
Asia	5,010	8,403
Europe	194	194
Mexico	580	411
Corporate	3,537	9,397

	$12,315	$23,494

	January 2,	October 3,
	2010	2009
Total assets:
United States	$392,471	$346,272
Asia	426,065	370,247
Europe	82,816	86,024
Mexico	47,020	45,699
Corporate	150,619	174,430

	$1,098,991	$1,022,672

     The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	January 2,	January 3,
	2010	2009
Net sales:
United States	$258,849	$294,702
Malaysia	170,150	135,285
China	22,976	24,786
United Kingdom	13,782	12,608
Mexico	18,595	21,752
Romania	81	-
Elimination of inter-segment sales	(54,034)	(33,024)

	$430,399	$456,109

	January 2,	October 3,
	2010	2009
Long-lived assets:
United States	$59,362	$51,811
Malaysia	74,167	72,325
China	15,577	14,266
United Kingdom	7,102	5,989
Mexico	6,951	6,940
Romania	4,416	5,760
Corporate	38,268	40,378

	$205,843	$197,469

     Long-lived assets as of January 2, 2010, and October 3, 2009, exclude other long-term assets totaling $26.9 million and $26.8 million, respectively.

     Restructuring and impairment costs are not allocated to reportable segments, as management excludes such costs when assessing the performance of the reportable segments. Such costs are included within the “Corporate and other costs” section in the above operating income (loss) table. For the three months ended January 2, 2010, the Company did not incur any restructuring costs. For the three months ended January 3, 2009, the Company incurred $0.6 million of restructuring costs related to severance at the Juarez, Mexico (“Juarez”) facility.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	January 2,	January 3,
	2010	2009
Juniper Networks, Inc. (“Juniper”)	17%	18%
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
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in our Condensed Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2009 and for the three months ended January 2, 2010 (in thousands):

Limited warranty liability, as of September 27, 2008	$4,052
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(89)

Limited warranty liability, as of October 3, 2009	4,470
Accruals for warranties issued during the period	267
Settlements (in cash or in kind) during the period	(13)

Limited warranty liability, as of January 2, 2010	$4,724

NOTE 11 — LITIGATION
     In December 2009, the Company received settlement funds of approximately $3.2 million related to a court case in which the Company was a plaintiff. The settlement related to prior purchases of inventory and therefore was recorded in cost of sales.
     The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 12 — CONTINGENCIES
     We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, Plexus has committed to CBP that it will report any errors, and tender any associated duties and fees relating to import trade activity, by June 2010. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or our results of operations.
NOTE 13 — RESTRUCTURING COSTS
     Fiscal 2010 restructuring costs: For the three months ended January 2, 2010, the Company did not incur any restructuring costs.
     Fiscal 2009 restructuring costs: For the three months ended January 3, 2009, the Company incurred restructuring costs of $0.6 million related to the reduction of our workforce in Juarez. The workforce reduction affected approximately 280 employees.
     The table below summarizes the Company’s accrued restructuring and impairment liabilities as of January 2, 2010 (in thousands):

	Employee	Lease
	Termination	Obligations and	Non-cash
	and Severance	Other Exit	Asset
	Costs	Costs	Impairments	Total
Accrued balance, September 27, 2008	$2,038	$-	$-	$2,038
Restructuring and impairment costs	2,196	876	5,748	8,820
Adjustments to provisions	(249)	-	-	(249)
Amounts utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	44	86	-	130
Amounts utilized	(44)	(86)	-	(130)

Accrued balance, January 2, 2010	$-	$-	$-	$-

NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance is effective for financial statements issued for fiscal years beginning after June 15, 2010. The Company is currently assessing the impact of this new standard on the consolidated financial statements.
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
     In June 2008, the FASB issued new accounting guidance that specifies that unvested share-based awards containing non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company adopted this guidance beginning October 4, 2009, and the adoption did not have a material effect on the weighted average shares outstanding or earnings per share amounts.
     In March 2008, the FASB ratified accounting guidance for lessee maintenance deposits under lease arrangements. The guidance requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. The Company adopted this guidance beginning October 4, 2009, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.
     In December 2007, the FASB issued authoritative guidance regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The guidance also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company adopted the new guidance beginning October 4, 2009, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.
     In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted this guidance for financial assets and liabilities effective September 28, 2008, and for non-financial assets and liabilities effective October 4, 2009. Non-financial assets and liabilities subject to this new guidance primarily include goodwill and indefinite lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities measured at fair value in business combinations. The adoption of the new accounting guidance effective October 4, 2009, did not have a material effect on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
     The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who have recently been acquired by third parties will be negatively affected

•	the risks relative to new customers, which risks include customer delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing. These risks exist with any significant new customer program and include our recently announced arrangements with The Coca-Cola Company.

•	the risks of concentration of work for certain customers

•	our ability to manage successfully a complex business model

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the weakness of the global economy and the continuing instability of the global financial markets and banking systems, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities

•	material cost fluctuations and the adequate availability of components and related parts for production, particularly due to sudden increases in customer demand

•	the effect of changes in the pricing and margins of products

•	the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facilities in Hangzhou, China and Oradea, Romania

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events or other events outside our control (such as epidemics, drug cartel-related violence in Juarez, Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed herein, as well as in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the year ended October 3, 2009).

OVERVIEW
     The following information should be read in conjunction with our condensed consolidated financial statements included herein and the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the year ended October 3, 2009.
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
EXECUTIVE SUMMARY
     As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this required an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first quarters of fiscal 2010 and fiscal 2009 reflect that the first quarter of fiscal 2010 included 91 days while the first quarter in fiscal 2009 included 98 days.
     Three months ended January 2, 2010. Net sales for the three months ended January 2, 2010 decreased by $25.7 million, or 5.6 percent, as compared to the three months ended January 3, 2009, to $430.4 million. The net sales decline in the current year period was driven primarily by decreased end market demand, resulting in decreased demand from numerous existing customers. In particular, decreases resulted from weakened demand from two customers in the medical sector, and for a defense customer due to the inability of this customer to secure additional orders for the product we formerly manufactured.
     Gross margins were 10.3 percent for the three months ended January 2, 2010, which compared favorably to 10.2 percent for the three months ended January 3, 2009. Gross margins in the current year period improved as a result of $3.2 million of proceeds received from a litigation settlement, which provided a benefit of 0.7 percentage points. Without this settlement, gross margins decreased as a result of reduced net sales and changes in customer mix.
     Selling and administrative expenses for the three months ended January 2, 2010 were $24.3 million, a decrease of $1.0 million, or 3.8 percent, over the three months ended January 3, 2009. The current year period included a decrease in stock-based compensation expense, headcount reductions and continued cost containment, partially offset by higher variable incentive compensation expense.
     Net income for the three months ended January 2, 2010 increased to $17.8 million, or 4.7 percent, from $17.0 million for the three months ended January 3, 2009, and diluted earnings per share increased to $0.44 in the current year period from $0.43 in the prior year period. Net income increased from the prior year period due to higher gross margins and lower selling and administrative expenses, as described above, as well as a lower effective tax rate in the current year period. The effective tax rate in the current year period was 1 percent versus a 10 percent effective tax rate in the prior year period. The decrease in the effective tax rate from the prior year period was primarily due to an increase in the proportion of our projected fiscal 2010 pre-tax income in Malaysia and China (where we currently benefit from reduced rates due to tax holidays) when compared to fiscal 2009 pre-tax income.
     Fiscal 2010 outlook. Our financial goals for fiscal 2010 are to capitalize on the ramp of new business wins and signs of improvement in the economy and customer demand to drive increases in our operating income, which we believe will return our ROIC above our estimated WACC.
     We currently expect net sales in the second quarter of fiscal 2010 to be in the range of $470 million to $495 million; however, our results will ultimately depend upon the actual level of customer orders and production. We are currently in a period of parts shortages for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. We believe we have sufficient parts availability to support the revenue guidance for the second quarter of fiscal 2010 and are managing this issue aggressively to support revenue in future quarters. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.44 to $0.52 per diluted share in the second quarter of fiscal 2010.
     We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.

REPORTABLE SEGMENTS
     A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	January 2,	January 3,
	2010	2009
Net sales:
United States	$258.9	$294.7
Asia	193.1	160.1
Europe	13.9	12.6
Mexico	18.6	21.7
Elimination of inter-segment sales	(54.1)	(33.0)

	$430.4	$456.1

	Three Months Ended
	January 2,	January 3,
	2010	2009
Operating income (loss):
United States	$20.6	$21.7
Asia	23.3	18.2
Europe	(1.2)	1.0
Mexico	(1.1)	(0.7)
Corporate and other costs	(21.4)	(19.5)

	$20.2	$20.7

•	United States: Net sales for the current year period decreased primarily due to reduced demand from our largest customer, Juniper Networks, Inc. (“Juniper”), and a defense customer, partially offset by demand from a customer in the wireless infrastructure sector. Net sales to Juniper decreased over the prior year period due to the transfer of manufacturing of some products to our Asia reportable segment and as a result of decreased demand from their end-market. In addition, our net sales to a defense customer decreased over the prior year period due to the inability of that customer to secure additional orders for the product we formerly manufactured. Operating income for the current year period decreased primarily as a result of lower revenues from the customers noted above and changes in customer mix, particularly related to the defense customer, offset by proceeds received from a litigation settlement.

•	Asia: Net sales growth for the current year period reflected increased net sales from the transfer of manufacturing of some Juniper products from the United States reportable segment to the Asia reportable segment, as well as increased demand from a customer in the wireless/infrastructure sector. Operating income in the current year period improved as a result of the net sales growth.

•	Europe: Net sales in the current year period increased due primarily to increased demand from a customer program in the industrial/commercial sector, offset by reduced demand from a medical sector customer. The operating loss in the current year period, as compared to operating income in the prior year period, resulted from changes in customer mix.

•	Mexico: Net sales for the current year period decreased due primarily to decreased demand from a customer in the industrial/commercial sector, as well as the cessation of two customer programs, partially offset by demand from a new customer program in the industrial/commercial sector. Operating loss for the current year period increased slightly due to reduced net sales volume in the current year period.

     For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.
RESULTS OF OPERATIONS
     Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 2,	January 3,	Increase /
	2010	2009	(Decrease)
Net Sales	$430.4	$456.1	$(25.7)	(5.6)%
     Our net sales decrease of 5.6 percent reflected decreased demand in the medical and defense/security/aerospace sectors, primarily due to decreased end-market demand. This was offset by favorable impacts mainly in the wireless/infrastructure, industrial/commercial and wireline/networking sectors.
     Our net sales by market sector for the indicated periods were as follows:

	Three months ended
	January 2,	January 3,
Market Sector	2010	2009
Wireline/Networking	47%	44%
Wireless Infrastructure	11%	10%
Medical	18%	24%
Industrial/Commercial	15%	13%
Defense/Security/Aerospace	9%	9%
     The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the three months ended January 2, 2010 and January 3, 2009 were as follows:

	Three months ended
	January 2,	January 3,
	2010	2009
Juniper	17%	18%
Top 10 customers	62%	61%
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
     In the current economic environment, we are seeing increased merger and acquisition activity that may impact our customers. Specifically, two of our customers were acquired in the first fiscal quarter of 2010. We do not believe that there will be a material impact on our expected results in the short run, but in the longer time frame, these transactions create both risk that this business will transition to other contract manufacturers or in house, and opportunities that Plexus could gain additional business with the acquiring entity.

     Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 2,	January 3,	Increase/
	2010	2009	(Decrease)
Gross Profit	$44.5	$46.6	$(2.1)	(4.5)%
Gross Margin	10.3%	10.2%
     For the three months ended January 2, 2010, gross profit was impacted by the following factors:
•	decreased net sales in the medical and defense/security/aerospace sectors

•	unfavorable changes in customer mix, particularly related to our unnamed defense customer

•	increased fixed expenses, primarily in the United States reportable segment

•	offset, in part, by proceeds received from a litigation settlement.
     Even though gross profit decreased, gross margin improved slightly due to a proportionately greater decrease in net sales.
     Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, the mix of turnkey and consignment business, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. We are currently in a period of parts shortages for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook, which could affect pricing and/or availability and thus our gross profit and/or net sales. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
     Design work performed by the Company is not the proprietary property of Plexus and all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
     Selling and administrative expenses. Selling and administrative expenses (S&A) for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 2,	January 3,	Increase/
	2010	2009	(Decrease)
S&A	$24.3	$25.3	$(1.0)	(4.0)%
Percent of net sales	5.7%	5.5%
     For the three months ended January 2, 2010, the dollar decrease in S&A was due primarily to decreased compensation costs related to stock-based compensation, headcount reductions resulting from cost containment actions in fiscal 2009, as well as other continued efforts toward cost containment. This was partially offset by higher variable incentive compensation expense for the current year period. The prior year period also contained an additional week of expenses due to the re-alignment of the fiscal year (see the Executive Summary).
     Restructuring Actions. During the three months ended January 2, 2010, we did not incur any restructuring charges. During the three months ended January 3, 2009, we incurred restructuring charges of $0.6 million related to severance at our Juarez, Mexico facility.

     As of January 2, 2010, we have no remaining restructuring liability. See Note 13 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
     Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 2,	January 3,
	2010	2009
Income tax expense	$0.2	$1.9
Effective tax rate	1%	10%
     The decrease in the effective tax rate for the three months ended January 2, 2010, compared to the three months ended January 3, 2009, was primarily due to an increase in our projected fiscal 2010 pre-tax income in Malaysia and China, where we currently benefit from tax holidays, when compared to fiscal 2009 pre-tax income.
     Our net deferred income tax assets as of January 2, 2010, reflect a $1.6 million valuation allowance against certain deferred income taxes. We also had a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation as of January 2, 2010.
     We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Cash flows used by operating activities were $10.3 million for the three months ended January 2, 2010, compared to cash flows provided by operating activities of $49.4 million for the three months ended January 3, 2009. During the three months ended January 2, 2010, cash flows used in operating activities were primarily as a result of increased accounts receivable and inventories, partially offset by increased accounts payable, as well as earnings after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expenses.
     As of January 2, 2010, days sales outstanding in accounts receivable for the current year period were 50 days, which compared unfavorably to the 45 days sales outstanding for fiscal 2009 as a result of increased net sales and the timing of customer payments.
     Our inventory turns decreased to 4.1 turns for the three months ended January 2, 2010, from 4.4 turns for fiscal year ended October 3, 2009. Inventories increased $50.3 million during the three months ended January 2, 2010, primarily as a result of strong revenue growth in the first fiscal quarter from the fourth quarter of fiscal 2009, as well as anticipated continued growth in the second fiscal quarter.
     Investing Activities. Cash flows used in investing activities totaled $12.3 million for the three months ended January 2, 2010, and were primarily for additions to property, plant and equipment in the United States and Asia. These investments were for equipment to support customer demand in those regions and for the construction of a new headquarters building in Neenah, Wisconsin. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our first quarter of fiscal 2010 capital expenditures by reportable segment.
     We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2010 to be in the range of $65 million to $75 million, of which $12.3 million of expenditures were made during the first quarter of fiscal 2010.
     Financing Activities. Cash flows used in financing activities totaled $2.1 million for the three months ended January 2, 2010, versus $7.4 million for the three months ended January 2, 2009, which primarily represented payments on our outstanding term loan described below, offset by cash generated from exercises of stock options.

     On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of January 2, 2010, we had term loan borrowings of $123.8 million outstanding and no revolving borrowings under the Credit Facility.
     The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 2, 2010, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). Interest on borrowing varies depending upon our then-current total leverage ratio; as of January 2, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
     The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that have a total notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $8.0 million as of January 2, 2010, and the Company has recorded this in “Other” current liabilities and “Other liabilities” in the accompanying Condensed Consolidated Balance Sheets. As of January 2, 2010, the total combined notional amount of the Company’s three interest rate swaps was $123.8 million.
     Our Malaysian operations have entered into forward exchange contracts maturing in fiscal 2010 and fiscal 2011 with a total notional value of $30.6 million. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $0.7 million at January 2, 2010, and the Company recorded this amount in “Prepaid expenses and other” in the accompanying Condensed Consolidated Balance Sheets.
     As of January 2, 2010, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans backed by a U. S. government agency. Auction rate securities are adjustable rate debt instruments whose interest rates are reset every 7 to 35 days through an auction process, with underlying securities that have original contractual maturities greater than 10 years. Auctions for these investments failed during fiscal 2008, fiscal 2009 and the first quarter of fiscal 2010 and there is no assurance that future auctions on these securities will succeed.

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
     Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. We currently do not anticipate having to use our Credit Facility to satisfy any of our cash needs. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
     We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
     Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 2, 2010 (dollars in millions):

	Payments Due by Fiscal Period
					2015 and
Contractual Obligations	Total	2010	2011-2012	2013-2014	thereafter
Long-Term Debt Obligations (1)	$123.8	$11.3	$30.0	$82.5	$-
Capital Lease Obligations	30.3	7.6	7.4	7.7	7.6
Operating Lease Obligations	40.9	7.5	15.3	11.8	6.3
Purchase Obligations (2)	312.3	309.2	3.1	-	-
Other Long-Term Liabilities on the Balance Sheet (3)	8.8	1.0	1.6	1.8	4.4
Other Long-Term Liabilities not on the Balance Sheet (4)	2.5	0.7	1.8	-	-

Total Contractual Cash Obligations	$518.6	$337.3	$59.2	$103.8	$18.3

(1) – As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) – As of January 2, 2010, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) – As of January 2, 2010, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers and other key employees, and an asset retirement obligation. We have excluded from the table the impact of approximately $4.0 million, as of January 3, 2010, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) – As of January 2, 2010, other long-term obligations not on the balance sheet consist of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
     Our accounting policies are disclosed in our 2009 Report on Form 10-K. During the first quarter of fiscal 2010, there were no material changes to these policies.
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 14 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
     We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia reportable segment as described in Note 5 in Notes to Consolidated Financial Statements. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	January 2,	January 3,
	2010	2009
Net Sales	4%	3%
Total Costs	12%	10%
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

     Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for the three months ended January 2, 2010.
Auction Rate Securities
     As of January 2, 2010, we held $2.0 million of auction rate securities, which were classified as long-term other assets. On February 21, 2008, we were unable to liquidate these investments, whose underlying assets were in guaranteed student loans backed by a U.S. government agency. Additional auctions for these investments failed during fiscal 2008, fiscal 2009 and in the first quarter of fiscal 2010. We have the ability and intent to hold these securities until a successful auction occurs and these securities are liquidated at par value. At this time, we believe that the securities will eventually be recovered. However, we may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value. Accordingly, we have classified these securities as long-term other assets.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures: The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2010, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, by June 2010, Plexus has committed to CBP that it will report any errors, and tender any associated duties and fees, relating to import trade activity. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs, unpaid duties or penalties associated with this matter, will have a material adverse effect on Plexus or our results of operations.
     The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
     In addition to the risks and uncertainties discussed herein, see the risk factors set forth in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended October 3, 2009.
ITEM 6. EXHIBITS

10.1	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan. *

10.2	Form of Plexus Corp. Non-Qualified Stock Option Agreement. *

10.3	Form of Plexus Corp. Unrestricted Stock Award. **

10.4	Plexus Corp. Non-Employee Directors Deferred Compensation Plan. ***

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects non-material changes that were finalized in January 2010.

**	Form of award consistent with the 2008 Long-Term Incentive Plan.

***	Memorialization of current policy filed for reference. Not deemed to be a material change from current procedures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

2/4/10	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

2/4/10	/s/ Ginger M. Jones
Date	Ginger M. Jones
Vice President and Chief Financial Officer