Form 10-Q
period 2010-04-03
PLEXUS CORP
filed 2010-05-04
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2010
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
Yes ☐   No ☑
     As of April 30, 2010, there were 40,358,666 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 3, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Net sales	$490,978	$388,895	$921,377	$845,004
Cost of sales (Note 11)	440,507	353,097	826,365	762,656

Gross profit	50,471	35,798	95,012	82,348

Operating expenses:
Selling and administrative expenses	27,083	22,344	51,402	47,613
Goodwill impairment costs	—	5,748	—	5,748
Restructuring costs	—	2,273	—	2,823

	27,083	30,365	51,402	56,184

Operating income	23,388	5,433	43,610	26,164

Other income (expense):
Interest expense	(2,418)	(2,733)	(4,977)	(5,663)
Interest income	367	472	823	1,403
Miscellaneous	(16)	144	(111)	342

Income before income taxes	21,321	3,316	39,345	22,246

Income tax expense (benefit)	607	(1,712)	787	180

Net income	$20,714	$5,028	$38,558	$22,066

Earnings per share:
Basic	$0.52	$0.13	$0.97	$0.56

Diluted	$0.51	$0.13	$0.95	$0.56

Weighted average shares outstanding:
Basic	39,885	39,366	39,736	39,351

Diluted	40,761	39,463	40,529	39,464

Comprehensive income:
Net income	$20,714	$5,028	$38,558	$22,066
Derivative instrument fair market value adjustment — net of income tax	1,227	356	1,926	(4,162)
Foreign currency translation adjustments	(911)	189	(1,166)	(3,861)

Comprehensive income	$21,030	$5,573	$39,318	$14,043

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 3,	October 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$234,028	$258,382
Accounts receivable, net of allowances of $1,400 and $1,000, respectively	242,317	193,222
Inventories	430,851	322,352
Deferred income taxes	16,515	15,057
Prepaid expenses and other	11,896	9,421

Total current assets	935,607	798,434

Property, plant and equipment, net	215,955	197,469

Deferred income taxes	11,694	10,305
Other	16,927	16,464

Total assets	$1,180,183	$1,022,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,655	$16,907
Accounts payable	331,389	233,061
Customer deposits	28,277	28,180
Accrued liabilities:
Salaries and wages	35,892	28,169
Other	37,799	33,004

Total current liabilities	451,012	339,321

Long-term debt and capital lease obligations, net of current portion	121,692	133,936
Other liabilities	21,525	21,969

Total non-current liabilities	143,217	155,905

Commitments and contingencies (Note 12)	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 47,573 and 46,994 shares issued, respectively, and 40,127 and 39,548 shares outstanding, respectively	476	470
Additional paid-in capital	385,555	366,371
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	394,593	356,035
Accumulated other comprehensive income	5,440	4,680

	585,954	527,446

Total liabilities and shareholders’ equity	$1,180,183	$1,022,672

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 3,	April 4,
	2010	2009
Cash flows from operating activities
Net income	$38,558	$22,066
Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	18,811	16,772
Gain on sale of property, plant and equipment	(175)	(8)
Goodwill impairment charges	—	5,748
Deferred income taxes	(4,093)	586
Stock based compensation expense	4,675	5,390
Changes in assets and liabilities:
Accounts receivable	(49,574)	51,092
Inventories	(109,044)	2,413
Prepaid expenses and other	(1,958)	(827)
Accounts payable	91,865	(15,189)
Customer deposits	171	5,081
Accrued liabilities and other	15,778	(10,547)

Cash flows provided by operating activities	5,014	82,577

Cash flows from investing activities
Payments for property, plant and equipment	(31,435)	(30,301)
Proceeds from sales of property, plant and equipment	187	215

Cash flows used in investing activities	(31,248)	(30,086)

Cash flows from financing activities
Payments on debt and capital lease obligations	(12,120)	(12,201)
Proceeds from exercises of stock options	12,872	638
Income tax benefit of stock option exercises	1,643	30

Cash flows provided by (used in) financing activities	2,395	(11,533)

Effect of foreign currency translation on cash and cash equivalents	(515)	(5,598)

Net (decrease) increase in cash and cash equivalents	(24,354)	35,360

Cash and cash equivalents:
Beginning of period	258,382	165,970

End of period	$234,028	$201,330

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009
Unaudited
NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 3, 2010, and the results of operations for the three and six months ended April 3, 2010 and April 4, 2009, and the cash flows for the same six month periods.
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
     The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year-end was October 3, 2009. Therefore the accounting year for 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting periods for the three and six months ended April 3, 2010 included 91 days and 182 days, respectively. The accounting periods for the three and six months ended April 4, 2009 included 91 days and 189 days, respectively.
Cash and Cash Equivalents:
     Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.
Fair Value of Financial Instruments
     The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the consolidated financial statements approximates fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s term loan debt was $105.7 million and $107.8 million as of April 3, 2010 and October 3, 2009, respectively. The carrying value of the Company’s term loan debt was $120.0 million and $127.5 million as of April 3, 2010 and October 3, 2009, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value.

NOTE 2 — INVENTORIES
     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	April 3,	October 3,
	2010	2009
Raw materials	$321,837	$237,717
Work-in-process	46,796	29,399
Finished goods	62,218	55,236

	$430,851	$322,352

     Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of deposits included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 3, 2010 and October 3, 2009 was $26.3 million and $26.1 million, respectively.
NOTE 3 — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following categories (in thousands):

	April 3,	October 3,
	2010	2009
Land, buildings and improvements	$121,704	$120,505
Machinery and equipment	235,919	220,402
Computer hardware and software	79,239	72,782
Construction in progress	22,093	11,727

	458,955	425,416
Less: accumulated depreciation and amortization	(243,000)	(227,947)

	$215,955	$197,469

NOTE 4 — LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     On April 4, 2008, the Company entered into its credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of April 3, 2010, the Company has term loan borrowings of $120 million outstanding and no revolving borrowings under the Credit Facility.
     The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 3, 2010, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon the Company’s then-current total leverage ratio; as of April 3, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
     The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
     Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.2 million and $0.3 million for both the three and six months ended April 3, 2010 and April 4, 2009, respectively.
     In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was executed through a cash payment of $3.9 million.
NOTE 5 — DERIVATIVES AND FAIR VALUE MEASUREMENTS
     All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company currently has cash flow hedges related to variable rate debt and foreign currency obligations. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.
     In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $8.1 million as of April 3, 2010. As of April 3, 2010, the total combined notional amount of the Company’s three interest rate swaps was $120 million.
     The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $31.9 million. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.0 million at April 3, 2010.

     The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
	April 3,		October 3,	April 3,		October 3,
	2010		2009	2010		2009
Derivatives designated	Balance			Balance
as hedging instruments	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value
Interest rate swaps		—	—	Current liabilities - Other	$2,496	$2,072
Interest rate swaps		—	—	Other liabilities	$5,617	$7,253
Forward contracts	Prepaid expenses and other	$1,997	$530

The Effect of Derivative Instruments on the Statements of Operations for the Three Months Ended
In thousands of dollars
Location of Gain or
(Loss) Recognized in
			Location of Gain or			Income on Derivative	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		(Loss) Reclassified from	Amount of Gain or (Loss)		(Ineffective Portion	Recognized in Income on
Derivatives in Cash	Recognized in Other		Accumulated OCI into	Reclassified from Accumulated		and Amount Excluded	Derivative (Ineffective Portion
Flow Hedging	Comprehensive Income (“OCI”) on		Income (Effective	OCI into Income (Effective		from Effectiveness	and Amount Excluded from
Relationships	Derivative (Effective Portion)		Portion)	Portion)		Testing)	Effectiveness Testing)
	April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009

Interest rate swaps	$ (1,390)	$ (423)	Interest income (expense)	$ (1,259)	$ (1,034)	Other income (expense)	$ —	$ —

Forward contracts	$ 1,552	$ —	Selling and administrative expenses	$ 244	$ —	Other income (expense)	$ —	$ —

The Effect of Derivative Instruments on the Statements of Operations for the Six Months Ended
In thousands of dollars
Location of Gain or
(Loss) Recognized in
			Location of Gain or			Income on Derivative	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		(Loss) Reclassified from	Amount of Gain or (Loss)		(Ineffective Portion	Recognized in Income on
Derivatives in Cash	Recognized in Other		Accumulated OCI into	Reclassified from Accumulated		and Amount Excluded	Derivative (Ineffective Portion
Flow Hedging	Comprehensive Income (“OCI”) on		Income (Effective	OCI into Income (Effective		from Effectiveness	and Amount Excluded from
Relationships	Derivative (Effective Portion)		Portion)	Portion)		Testing)	Effectiveness Testing)
	April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009

Interest rate swaps	$ (1,343)	$ (8,432)	Interest income (expense)	$ (2,555)	$ (1,281)	Other income (expense)	$ —	$ —

Forward contracts	$ 1,868	$ —	Selling and administrative expenses	$ 401	$ —	Other income (expense)	$ —	$ —

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
     Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
     The following table lists the fair values of the Company’s financial instruments as of April 3, 2010, by input level as defined above:

	Fair Value Measurements Using Input Levels: (in thousands)

	Level 1	Level 2	Level 3	Total

Derivatives

Interest rate swaps	$—	$8,113	$—	$8,113

Foreign currency forward contracts	$—	$1,997	$—	$1,997

     The fair value of interest rate swaps and foreign currency forward contracts is determined using a market approach which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. The primary input in the fair value of the interest rate swaps is the relevant LIBOR forward curve. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
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

NOTE 6 — EARNINGS PER SHARE
     The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Basic and Diluted Earnings Per Share:
Net income	$20,714	$5,028	$38,558	$22,066

Basic weighted average common shares outstanding	39,885	39,366	39,736	39,351
Dilutive effect of stock options outstanding	876	97	793	113

Diluted weighted average shares outstanding	40,761	39,463	40,529	39,464

Earnings per share:
Basic	$0.52	$0.13	$0.97	$0.56

Diluted	$0.51	$0.13	$0.95	$0.56

     For the three and six months ended April 3, 2010, stock options and stock-settled stock appreciation rights (“SARs”) to purchase approximately 1.0 million and 1.2 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
     For the three and six months ended April 4, 2009, stock options and stock-settled SARs to purchase approximately 3.1 million and 3.0 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
NOTE 7 — STOCK-BASED COMPENSATION
     The Company recognized $2.8 million and $4.7 million of compensation expense associated with stock-based awards for the three and six months ended April 3, 2010, respectively, and $2.6 million and $5.4 million for the three and six months ended April 4, 2009, respectively.
     The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 — INCOME TAXES
     Income taxes for the three and six months ended April 3, 2010 were $0.6 million and $0.8 million, respectively. The effective tax rates for the three and six months ended April 3, 2010 were 3 percent and 2 percent, respectively.
     Income taxes for the three and six months ended April 4, 2009 were $(1.7) million and $0.2 million, respectively. The effective tax rates, excluding the effect of discrete events, for the three and six months ended April 4, 2009 were approximately (10) percent and 7 percent, respectively. The net discrete events for the 2009 fiscal second quarter were $1.4 million, consisting of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability for uncertainty in income taxes, offset by an additional provision of $0.2 million for changes in state tax laws.

     As of April 3, 2010, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties recorded for both the three and six months ended April 3, 2010 and April 4, 2009 was not material.
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
     Information about the Company’s four reportable segments for the three and six months ended April 3, 2010 and April 4, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Net sales:
United States	$281,612	$250,466	$540,461	$545,168
Asia	228,745	126,508	421,871	286,579
Europe	18,704	12,352	32,567	24,960
Mexico	26,631	16,293	45,226	38,045
Elimination of inter-segment sales	(64,714)	(16,724)	(118,748)	(49,748)

	$490,978	$388,895	$921,377	$845,004

Depreciation and amortization:
United States	$2,741	$2,654	$5,404	$5,110
Asia	4,836	4,050	9,214	7,660
Europe	205	178	427	370
Mexico	563	513	1,134	1,072
Corporate	1,412	1,276	2,632	2,560

	$9,757	$8,671	$18,811	$16,772

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Operating income (loss):
United States	$16,572	$16,329	$37,148	$38,062
Asia	29,082	11,314	52,388	29,502
Europe	317	912	(870)	1,929
Mexico	461	(953)	(612)	(1,675)
Corporate and other costs	(23,044)	(22,169)	(44,444)	(41,654)

	$23,388	$5,433	$43,610	$26,164

Capital expenditures:
United States	$2,548	$2,203	$5,542	$15,176
Asia	11,638	3,714	16,648	12,117
Europe	152	173	346	367
Mexico	490	336	1,070	747
Corporate	4,292	381	7,829	1,894

	$19,120	$6,807	$31,435	$30,301

	April 3,	October 3,
	2010	2009
Total assets:
United States	$402,268	$346,272
Asia	478,200	370,247
Europe	79,350	86,024
Mexico	44,183	45,699
Corporate	176,182	174,430

	$1,180,183	$1,022,672

     The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing the product or services (in thousands):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Net sales:
United States	$281,612	$250,466	$540,461	$545,168
Malaysia	201,209	109,800	371,359	245,085
China	27,536	16,708	50,512	41,494
United Kingdom	18,361	12,352	32,143	24,960
Mexico	26,631	16,293	45,226	38,045
Romania	343	—	424	—
Elimination of inter-segment sales	(64,714)	(16,724)	(118,748)	(49,748)

	$490,978	$388,895	$921,377	$845,004

	April 3,	October 3,
	2010	2009
Long-lived assets:
United States	$66,419	$51,811
Malaysia	79,001	72,325
China	16,203	14,266
United Kingdom	6,686	5,989
Mexico	6,878	6,940
Romania	3,951	5,760
Corporate	36,817	40,378

	$215,955	$197,469

     Long-lived assets as of April 3, 2010, and October 3, 2009, exclude other long-term assets totaling $28.6 million and $26.8 million, respectively.
     The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Juniper Networks, Inc. (“Juniper”)	15%	23%	16%	20%
     No other customers accounted for 10 percent or more of net sales in either period.
NOTE 10 — GUARANTEES
     The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third party intellectual property rights. Certain agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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
     The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company’s accompanying Condensed Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2009 and for the six months ended April 3, 2010 (in thousands):

Limited warranty liability, as of September 27, 2008	$4,052
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(89)

Limited warranty liability, as of October 3, 2009	4,470
Accruals for warranties issued during the period	568
Settlements (in cash or in kind) during the period	(796)

Limited warranty liability, as of April 3, 2010	$4,242

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
NOTE 12 — CONTINGENCIES
          We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of the Company’s import activities during fiscal 2008 and of the Company’s processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, Plexus has committed to CBP that by June 2010 it will report any errors relating to import trade activity from July 2004 through July 2009. Upon receiving CBP’s confirmation of any such errors, we will tender any associated duties and fees. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 13 — RESTRUCTURING AND IMPAIRMENT COSTS
          Fiscal 2010 restructuring and impairment costs: For the three and six months ended April 3, 2010, the Company did not incur any restructuring or impairment costs.
          Fiscal 2009 restructuring and impairment costs: For the three months ended April 4, 2009, the Company incurred restructuring and impairment costs of $8.0 million, which consisted of the following:
•	$5.7 million related to goodwill impairment in the Company’s Europe reportable segment

•	$1.2 million related to severance from the reduction of the Company’s workforce across the Company’s United States facilities, which affected approximately 125 employees

•	$0.2 million related to severance from the reduction of the Company’s workforce in Juarez, Mexico, which affected approximately 40 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of the Company’s Ayer, Massachusetts facility and at Corporate.
          For the six months ended April 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment in the Company’s Europe reportable segment

•	$1.2 million related to severance from the reduction of the Company’s workforce across the Company’s United States facilities, which affected approximately 125 employees

•	$0.8 million related to severance from the reduction of the Company’s workforce in Juarez, Mexico, which affected approximately 320 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of the Company’s Ayer, Massachusetts facility and at Corporate.
          The table below summarizes the Company’s accrued restructuring and impairment liabilities as of April 3, 2010 (in thousands):

	Employee	Lease
	Termination	Obligations and	Non-cash
	and Severance	Other Exit	Asset
	Costs	Costs	Impairments	Total
Accrued balance, September 27, 2008	$2,038	$—	$—	$2,038
Restructuring and impairment costs	2,196	876	5,748	8,820
Adjustments to provisions	(249)	—	—	(249)
Amounts utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	44	86	—	130
Amounts utilized	(44)	(86)	—	(130)

Accrued balance, April 3, 2010	$—	$—	$—	$—

NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements and disclosures, which requires additional disclosure for transfers in and out of level one and level two fair value measurements as well as activity in level three fair value measurements. The new guidance requests that fair value measurement disclosures are provided for each class of assets and liabilities including valuation techniques and inputs to the fair value model. The Company adopted this guidance during the second fiscal quarter of 2010. The principal impact to the Company was to require the expansion of its disclosure regarding its derivative investments (see Note 5).
          In October 2009, the FASB issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This guidance is effective for financial statements issued for fiscal years beginning after June 15, 2010. The Company is currently assessing the impact of this new guidance on the consolidated financial statements.
          In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Adoption is not expected to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.
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
          In March 2008, the FASB ratified accounting guidance for lessee maintenance deposits under lease arrangements. The guidance requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. The Company adopted this guidance beginning October 4, 2009, and the adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows.
          In December 2007, the FASB issued authoritative guidance regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and acquired contingencies will be recorded at fair value at the acquisition date. The guidance also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company adopted the new guidance beginning October 4, 2009, and the adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows.
          In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted this guidance for financial assets and liabilities effective September 28, 2008, and for non-financial assets and liabilities effective October 4, 2009. Non-financial assets and liabilities subject to this new guidance primarily include goodwill and indefinite lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments, and non-financial assets and liabilities measured at fair value in business combinations. The adoption of the new accounting guidance effective October 4, 2009, did not have a material effect on the Company’ financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts, including all discussions of periods which are not yet completed) are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who have recently been acquired by third parties will be negatively affected

•	the risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	our ability to manage successfully a complex business model

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the effects of the current constrained supply environment, which may lead to periods of shortages and delays in obtaining components based on the lack of capacity at some of our suppliers to meet increased demand, or which may cause customers to increase forecasts and orders to secure raw material supply or result in our inability to secure all raw materials required to complete product assemblies

•	raw material and component cost fluctuations particularly due to sudden increases in customer demand

•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities

•	the effect of changes in the pricing and margins of products

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facilities in Hangzhou, China and Oradea, Romania

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed herein, as well as in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the year ended October 3, 2009).

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
          Plexus is passionate about its goal to be the best EMS company in the world at providing services for customers that have mid-to-lower-volume requirements and a higher complexity of products. We have tailored our engineering services, manufacturing operations, supply-chain management, workforce, business intelligence systems, financial goals and metrics specifically to support these types of programs. Our flexible manufacturing facilities and processes are designed to accommodate customers with multiple product-lines and configurations as well as unique quality and regulatory requirements. Each of these customers is supported by a multi-disciplinary customer team and one or more uniquely configured “focus factories” supported by a supply-chain and logistics solution specifically designed to meet the flexibility and responsiveness required to support that customer’s fulfillment requirements.
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
EXECUTIVE SUMMARY
          As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this required an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first two quarters of fiscal 2010 and fiscal 2009 reflect that the first two quarters of fiscal 2010 included 182 days while the first two quarters in fiscal 2009 included 189 days.
          Three months ended April 3, 2010. Net sales for the three months ended April 3, 2010, of $491.0 million increased by $102.1 million, or 26.3 percent, as compared to the three months ended April 4, 2009. The net sales increase in the current year period was driven primarily by higher end-market demand from numerous existing customers in each of our market sectors, except for the defense/security/aerospace market sector, as well as the addition of one new customer in the wireless infrastructure sector and the ramp up of production for one existing industrial/commercial customer. Net sales to Juniper Networks, Inc. (“Juniper”) decreased as a result of decreased end-market demand for the mix of Juniper products produced by us.
          Gross margins were 10.3 percent for the three months ended April 3, 2010, which compared favorably to 9.2 percent for the three months ended April 4, 2009. Gross margins in the current year period improved as a result of increased net sales and the mix of customer revenue, partially offset by an increase in fixed expenses.
          Selling and administrative expenses for the three months ended April 3, 2010 were $27.1 million, an increase of $4.8 million, or 21.5 percent, over the three months ended April 4, 2009. The current year period increase was primarily related to increased headcount to support revenue growth and higher variable incentive compensation expense as a result of strong financial performance.
          For the three months ended April 3, 2010, the Company did not incur any restructuring or impairment charges. The Company recorded restructuring and impairment charges of $8.0 million for the three months ended April 4, 2009 for goodwill impairment and severance related to the reduction of workforce across our facilities. See “Restructuring and impairment actions” in “Results of Operations” below.
          Net income for the three months ended April 3, 2010 increased by $15.7 million to $20.7 million from the three months ended April 4, 2009, and diluted earnings per share increased to $0.51 in the current year period from $0.13 in the prior year period. Net income increased from the prior year period due to increased sales and higher gross margins. The effective tax rate in the current year period was 3 percent as compared to (51) percent in the prior year period. The increase in effective tax rate was primarily due to the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event in the three month period ended April 4, 2009.
          Six months ended April 3, 2010. Net sales for the six months ended April 3, 2010, of $921.4 million increased by $76.4 million, or 9.0 percent, over the six months ended April 4, 2009. Net sales increased in all of our market sectors during the current year period, except for the defense/security/aerospace and medical sectors. The overall higher net sales were driven primarily by strong end market conditions, the addition of one new customer in the wireless infrastructure sector and the ramp up of production for one existing industrial/commercial customer. Net sales to Juniper decreased as described above.
          Gross margins were 10.3 percent for the six months ended April 3, 2010, which was higher than the 9.8 percent for the six months ended April 4, 2009. Gross margins in the current year period were favorably impacted by the changes in customer mix, increased net sales, and proceeds from a litigation settlement, partially offset by an increase in fixed expenses.
          Selling and administrative expenses for the six months ended April 3, 2010 were $51.4 million, an increase of $3.8 million, or 8.0 percent, over the six months ended April 4, 2009. The current year period included higher variable incentive compensation expense as a result of strong financial performance.

          For the six months ended April 3, 2010, the Company did not incur any restructuring or impairment charges. The Company recorded restructuring and impairment charges of $8.6 million for the six months ended April 4, 2009 for goodwill impairment and severance related to the reduction of workforce across our facilities. See “Restructuring and Impairment Actions” in “Results of Operations” below.
          Net income for the six months ended April 3, 2010 increased to $38.6 million from $22.1 million in the prior year period, and diluted earnings per share increased to $0.95 from $0.56 in the prior year period. Net income increased from the prior year period due to overall increased sales and higher gross margins. The effective tax rate in the current year period was 2 percent versus 1 percent in the prior year period. The increase in effective tax rate from the prior year period was primarily due to the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event in the six month period ended April 4, 2009.
          Fiscal 2010 outlook. Our financial goals for fiscal 2010 are to capitalize on the ramp of new business wins and signs of improvement in the economy and customer demand to drive increases in our operating income, which we believe will return and maintain our ROIC above our estimated WACC.
          We currently expect net sales in the third quarter of fiscal 2010 to be in the range of $520 million to $545 million; however, our results will ultimately depend upon the actual level of customer orders and production. We are currently in a constrained supply environment which may cause periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. We believe we will have sufficient parts availability to support our revenue guidance for the third quarter of fiscal 2010 and are managing this issue aggressively to support revenue in future quarters, but we cannot guarantee that part shortages, delays and/or price increases will not negatively impact net sales, inventory levels, component costs, and margin. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.54 to $0.60 per diluted share in the third quarter of fiscal 2010.
          We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.
REPORTABLE SEGMENTS
          A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Net sales:
United States	$281.6	$250.5	$540.5	$545.2
Asia	228.7	126.5	421.9	286.6
Europe	18.8	12.3	32.5	25.0
Mexico	26.6	16.3	45.2	38.0
Elimination of inter-segment sales	(64.7)	(16.7)	(118.7)	(49.8)

	$491.0	$388.9	$921.4	$845.0

Operating income (loss):
United States	$16.6	$16.3	$37.1	$38.1
Asia	29.1	11.3	52.4	29.5
Europe	0.3	1.0	(0.9)	1.9
Mexico	0.5	(1.0)	(0.6)	(1.7)
Corporate and other costs	(23.1)	(22.2)	(44.4)	(41.6)

	$23.4	$5.4	$43.6	$26.2

United States: Net sales for the three months ended April 3, 2010 increased due to demand from a new customer in the wireless infrastructure sector along with higher end-market demand from numerous existing customers in each of our market sectors. Net sales to our largest customer, Juniper, decreased compared to the prior year period due to the transfer of manufacturing of some products to our Asia reportable segment and decreased end-market demand for the mix of Juniper products produced. Operating income for the current year period increased slightly as a result of higher revenues from the customers noted above offset by changes in customer mix.
Net sales for the six months ended April 3, 2010 decreased $4.7 million, or 0.9 percent, over the six months ended April 4, 2009 to $540.5 million primarily due to reduced net sales to Juniper and a defense customer, partially offset by demand from a new customer in the wireless infrastructure sector. Net sales decreased in the current year period to Juniper as described above. Operating income for the current year period decreased as a result of lower revenues and changes in customer mix, particularly related to the defense customer, offset by proceeds received from a litigation settlement.
Asia: Net sales for the three months ended April 3, 2010 reflected increased net sales from the transfer of manufacturing of some Juniper products from the United States reportable segment to the Asia reportable segment, as well as increased demand from a new customer in the wireless infrastructure sector. Net sales to Juniper were also affected by decreased end-market demand for the mix of Juniper products produced by us. The Asia sector also experienced higher end-market demand from numerous existing customers in each of our market sectors. Operating income in the current year period improved as a result of the net sales growth.
Net sales for the six months ended April 3, 2010 increased $135.3 million, or 47.2 percent, over the six months ended April 4, 2009 to $421.9 million. This growth reflected increased demand from a new customer in the wireless infrastructure sector as well as higher net sales to several customers across market sectors and the transfer of the manufacturing of some Juniper products to the Asia reportable segment from the United States reportable segment, partially offset by the Juniper decrease in demand described above.
Europe: Net sales for the three months ended April 3, 2010 increased $6.5 million, or 52.8 percent, due primarily to the ramp up of production for one existing customer program in the industrial/commercial sector. Operating income in the current year period decreased slightly compared to the prior period due to changes in customer mix.
Net sales for the six months ended April 3, 2010 increased $7.5 million, or 30.0 percent, over the six months ended April 4, 2009 to $32.5 million. This growth reflected increased demand from the ramp up of production for one existing customer program in the industrial/commercial sector. Operating results are lower in the current year period compared to the prior period due to changes in customer mix.
Mexico: Net sales for the three months ended April 3, 2010 increased $10.3 million, or 63.2 percent, due primarily to higher end-market demand in the industrial/commercial sector and the ramp up of production for one existing customer in the industrial/commercial sector. Operating results for the current year period improved due to higher net sales volume.
Net sales for the six months ended April 3, 2010 increased $7.2 million, or 18.9 percent, over the six months ended April 4, 2009 to $45.2 million. The increase in net sales was due primarily to the ramp up of production for one existing customer in the industrial/commercial sector. Operating results for the current year period improved due to higher net sales volume.
          For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including detail of net sales by reportable segment.

RESULTS OF OPERATIONS
          Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 3,	April 4,	Increase/		April 3,	April 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
Net Sales	$491.0	$388.9	$102.1	26.3%	$921.4	$845.0	$76.4	9.0%
          For the three months ended April 3, 2010, our net sales increase of 26.3 percent reflected increased net sales in all market sectors except defense/security/aerospace. These increases were due to improved end-market demand as well as a new customer in the wireless infrastructure sector and the ramp up of production for one existing customer in the industrial/commercial sector. Net sales to Juniper decreased as a result of decreased end-market demand for the mix of Juniper products produced by us.
          For the six months ended April 3, 2010, our net sales increase of 76.4 percent reflected increases in all of our market sectors during the current year period, except for the defense/security/aerospace and medical sectors. The overall higher net sales were driven primarily by strong end market conditions, the addition of a wireless infrastructure customer and the ramp up of production for one existing customer in the industrial/commercial sector. Net sales to Juniper decreased as described above.
          Our net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
Industry	2010	2009	2010	2009
Wireline/Networking	43%	45%	44%	45%
Wireless Infrastructure	14%	9%	13%	10%
Medical	19%	24%	19%	24%
Industrial/Commercial	17%	12%	16%	12%
Defense/Security/Aerospace	7%	10%	8%	9%
          The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Juniper	15%	23%	16%	20%
Top 10 customers	57%	58%	59%	59%
          Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon economic and business conditions affecting that sector.
          In the current economic environment, we are seeing increased merger and acquisition activity that may impact our customers. Specifically, two of our customers were acquired in the first fiscal quarter of 2010. We do not believe that there will be a material impact on our expected results in the short run, but in the longer time frame these transactions create both risk that this business will transition to other contract manufacturers or be taken in house, as well as opportunities that Plexus could gain additional business with the acquiring entity.
          Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 3,	April 4,	Increase/		April 3,	April 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

Gross Profit	$50.5	$35.8	$ 14.7	41.0%	$95.0	$82.3	$12.7	15.4%
Gross Margin	10.3%	9.2%			10.3%	9.8%
          For the three months ended April 3, 2010, gross profit was impacted by the following factors:
•	increased net sales in the wireless infrastructure sector

•	favorable changes in customer mix

•	increased capacity utilization from higher revenue levels

•	offset by increased fixed expenses, primarily in the United States and Asia reportable segments
          For the six months ended April 3, 2010, gross profit was impacted by the following factors:
•	favorable changes in customer mix

•	increased capacity utilization from higher revenue levels

•	proceeds received from a litigation settlement

•	offset by increased fixed expenses, primarily in the United States and Asia reportable segments
          Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. We are currently in a constrained supply environment, which may cause periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook that could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
          Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
          Selling and administrative expenses. Selling and administrative expenses (S&A) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 3,	April 4,	Increase/		April 3,	April 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

S&A	$27.1	$22.3	$ 4.8	21.5%	$51.4	$47.6	$3.8	8.0%
Percent of net sales	5.5%	5.8%			5.6%	5.6%
          For the three months ended April 3, 2010, the dollar increase in S&A was due primarily to an increase in headcount to support our strong level of new business wins in fiscal 2010 and higher variable incentive compensation expense as a result of strong financial performance.
          For the six months ended April 3, 2010, the dollar increase in S&A was due primarily to higher variable incentive compensation expense as a result of strong financial performance.

          Restructuring and Impairment Actions. During the three and six months ended April 3, 2010, we did not incur any restructuring or impairment charges.
          For the three months ended April 4, 2009, the Company incurred restructuring and impairment costs of $8.0 million, which consisted of the following:
•	$5.7 million related to goodwill impairment in our Europe reportable segment

•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees

•	$0.2 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 40 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
          For the six months ended April 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment in our Europe reportable segment

•	$1.2 million related to severance from the reduction of our workforce across our United States facilities, which affected approximately 125 employees

•	$0.8 million related to severance from the reduction of our workforce in Juarez, Mexico, which affected approximately 320 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of our Ayer, Massachusetts facility and at Corporate.
          As of April 3, 2010, we have no remaining restructuring liability. See Note 13 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
          Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 3,	April 4,	April 3,	April 4,
	2010	2009	2010	2009
Income tax expense	$0.6	$(1.7)	$0.8	$0.2
Effective annual tax rate	3%	(51)%	2%	1%
          The change in effective tax rate for the three and six months ended April 3, 2010, compared to the three and six months ended April 4, 2009, was primarily due to the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event in the three month period ended April 4, 2009.
          Our net deferred income tax assets as of April 3, 2010, reflect a $1.6 million valuation allowance against certain deferred income taxes. We also had a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation as of April 3, 2010.
          We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.
LIQUIDITY AND CAPITAL RESOURCES
          Operating Activities. Cash flows provided by operating activities were $5.0 million for the six months ended April 3, 2010, compared to $82.6 million for the six months ended April 4, 2009. During the six months ended April 3, 2010, cash flows provided by operating activities were primarily as a result of increased accounts payable, as well as earnings after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expenses, substantially offset by increased accounts receivable and inventory.

          The overall increase in accounts receivable was mainly due to increased net sales for the six months ended April 3, 2010, compared to the prior year. Days sales outstanding in accounts receivable were 45 days for both periods ended April 3, 2010 and October 3, 2009.
          The increase in inventory was a result of anticipated growth in the second half of the current fiscal year. Inventory turns decreased to 4.1 as of April 3, 2010, from 4.4 turns for the fiscal year ended October 3, 2009. Days in inventory changed unfavorably as of April 3, 2010 to 89 days compared to 83 days as of October 3, 2009.
          Investing Activities. Cash flows used in investing activities totaled $31.2 million for the six months ended April 3, 2010, and were primarily for additions to property, plant and equipment in the United States and Asia. These investments were for equipment to support customer demand in those regions and for the construction of a new headquarters building in Neenah, Wisconsin. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
          We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2010 to be in the range of $80 million to $90 million, of which $31.4 million of expenditures were made during the first half of fiscal 2010.
          Financing Activities. Cash flows provided by financing activities totaled $2.4 million for the six months ended April 3, 2010, versus cash flows used of $11.5 million for the six months ended April 4, 2009.
          In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was executed through a cash payment of $3.9 million.
          On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of April 3, 2010, we had term loan borrowings of $120 million outstanding and no revolving borrowings under the Credit Facility.
          The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 3, 2010, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of April 3, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
          The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.

          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $8.1 million as of April 3, 2010. As of April 3, 2010, the total combined notional amount of the Company’s three interest rate swaps was $120 million.
          Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $31.9 million. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.0 million at April 3, 2010.
          As of April 3, 2010, we held $2.0 million of auction rate securities, which were classified as long-term investments and whose underlying assets were in guaranteed student loans that have original contractual maturities greater than 10 years backed by a U. S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
          Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 3, 2010 (dollars in millions):

	Payments Due by Fiscal Period
					2015 and
Contractual Obligations	Total	Remaining in 2010	2011-2012	2013-2014	thereafter
Long-Term Debt Obligations (1)	$120.0	$7.5	$30.0	$82.5	$—
Capital Lease Obligations	25.3	2.6	7.4	7.7	7.6
Operating Lease Obligations	38.7	5.1	15.5	11.8	6.3
Purchase Obligations (2)	361.8	349.1	12.7	—	—
Other Long-Term Liabilities on the Balance Sheet (3)	8.7	0.5	1.4	1.2	5.6
Other Long-Term Liabilities not on the Balance Sheet (4)	2.3	0.5	1.8	—	—

Total Contractual Cash Obligations	$556.8	$365.3	$68.8	$103.2	$19.5

(1)	- As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

(2)	- As of April 3, 2010, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

(3)	- As of April 3, 2010, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, other key employees and an asset retirement obligation. We have excluded from the table the impact of approximately $4.4 million, as of April 3, 2010, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

(4)	- As of April 3, 2010, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
          Our accounting policies are disclosed in our 2009 annual report on Form 10-K. During the first and second quarters of fiscal 2010, there were no material changes to these policies.
NEW ACCOUNTING PRONOUNCEMENTS
          See Note 14 in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.

Foreign Currency Risk
          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia reportable segment as described in Note 5 to the Notes to Condensed Consolidated Financial Statements. Our international operations create potential foreign exchange risk. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Net sales	5%	4%	4%	3%
Total costs	12%	10%	12%	10%
          The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 3, 2010, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
          Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for the both the three and six months ended April 3, 2010 and April 4, 2009, respectively.
Auction Rate Securities
          As of April 3, 2010, we held $2.0 million of auction rate securities, which were classified as long-term other assets and whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value.
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
          Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2010, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, Plexus has committed to CBP that by June 2010 it will report any errors relating to import trade activity from July 2004 through July 2009. Upon receiving CBP’s confirmation of any such errors, we will tender any associated duties and fees. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
          The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
          In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement, Fiscal 2010 Outlook and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended October 3, 2009.
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

Plexus Corp. Registrant
Date 5/4/10	/s/ Dean A. Foate
Dean A. Foate
President and Chief Executive Officer

Date 5/4/10	/s/ Ginger M. Jones
Ginger M. Jones
Vice President and Chief Financial Officer