Form 10-Q
period 2010-07-03
PLEXUS CORP
filed 2010-08-06
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2010
or
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-14423
PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin	39-1344447
(State of Incorporation)	(IRS Employer Identification No.)
One Plexus Way
Neenah, Wisconsin 54956
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

Yes ✓	No
               Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓
               As of July 30, 2010, there were 40,394,530 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 3, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales	$536,384	$378,643	$1,457,761	$1,223,647
Cost of sales (Note 11)	480,836	344,038	1,307,201	1,106,694

Gross profit	55,548	34,605	150,560	116,953

Operating expenses:
Selling and administrative expenses	28,516	22,491	79,918	70,104
Goodwill impairment costs	-	-	-	5,748
Restructuring costs	-	-	-	2,823

	28,516	22,491	79,918	78,675

Operating income	27,032	12,114	70,642	38,278

Other income (expense):
Interest expense	(2,359)	(2,680)	(7,336)	(8,343)
Interest income	320	448	1,143	1,851
Miscellaneous	(128)	370	(239)	712

Income before income taxes	24,865	10,252	64,210	32,498

Income tax expense	497	1,042	1,284	1,222

Net income	$24,368	$9,210	$62,926	$31,276

Earnings per share:
Basic	$0.60	$0.23	$1.58	$0.79

Diluted	$0.59	$0.23	$1.54	$0.79

Weighted average shares outstanding:
Basic	40,337	39,445	39,935	39,382

Diluted	41,208	39,712	40,753	39,550

Comprehensive income:
Net income	$24,368	$9,210	$62,926	$31,276
Derivative instrument fair market value adjustment – net of income tax	(573)	671	1,353	(3,491)
Foreign currency translation adjustments	30	831	(1,136)	(3,030)

Comprehensive income	$23,825	$10,712	$63,143	$24,755

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 3,	October 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$190,203	$258,382
Accounts receivable, net of allowances of $1,400 and $1,000, respectively	274,663	193,222
Inventories	468,870	322,352
Deferred income taxes	17,970	15,057
Prepaid expenses and other	15,104	9,421

Total current assets	966,810	798,434

Property, plant and equipment, net	222,839	197,469

Deferred income taxes	13,732	10,305
Other	16,539	16,464

Total assets	$1,219,920	$1,022,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,310	$16,907
Accounts payable	321,812	233,061
Customer deposits	29,695	28,180
Accrued liabilities:
Salaries and wages	38,788	28,169
Other	51,568	33,004

Total current liabilities	459,173	339,321

Long-term debt and capital lease obligations, net of current portion	117,485	133,936
Other liabilities	22,643	21,969

Total non-current liabilities	140,128	155,905

Commitments and contingencies (Note 12)	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 47,834 and 46,994 shares issued, respectively, and 40,388 and 39,548 shares outstanding, respectively	478	470
Additional paid-in capital	396,393	366,371
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	418,961	356,035
Accumulated other comprehensive income	4,897	4,680

Total shareholders’ equity	620,619	527,446

Total liabilities and shareholders’ equity	$1,219,920	$1,022,672

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 3,	July 4,
	2010	2009
Cash flows from operating activities
Net income	$62,926	$31,276
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,206	25,435
Gain on sale of property, plant and equipment	(215)	(13)
Goodwill impairment charges	-	5,748
Deferred income taxes	(7,275)	2,592
Stock based compensation expense	7,104	7,527
Changes in assets and liabilities:
Accounts receivable	(81,713)	47,111
Inventories	(146,869)	26,071
Prepaid expenses and other	(4,784)	2,152
Accounts payable	80,203	(24,733)
Customer deposits	1,561	568
Accrued liabilities and other	33,095	(14,464)

Cash flows (used in) provided by operating activities	(26,761)	109,270

Cash flows from investing activities
Payments for property, plant and equipment	(47,332)	(42,195)
Proceeds from sales of property, plant and equipment	231	228

Cash flows used in investing activities	(47,101)	(41,967)

Cash flows from financing activities
Payments on debt and capital lease obligations	(16,704)	(16,366)
Proceeds from exercises of stock options	20,815	1,933
Income tax benefit of stock option exercises	2,111	108

Cash flows provided by (used in) financing activities	6,222	(14,325)

Effect of foreign currency translation on cash and cash equivalents	(539)	(3,455)

Net (decrease) increase in cash and cash equivalents	(68,179)	49,523

Cash and cash equivalents:
Beginning of period	258,382	165,970

End of period	$190,203	$215,493

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009
Unaudited
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
               The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 3, 2010, and the results of operations for the three and nine months ended July 3, 2010 and July 4, 2009, and the cash flows for the same nine month periods.
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
               The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year-end was October 3, 2009. Therefore the accounting year for 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting periods for the three and nine months ended July 3, 2010 included 91 days and 273 days, respectively. The accounting periods for the three and nine months ended July 4, 2009 included 91 days and 280 days, respectively.
Cash and Cash Equivalents:
               Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.
Fair Value of Financial Instruments
               The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the consolidated financial statements approximates fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s term loan debt was $105.8 million and $107.8 million as of July 3, 2010 and October 3, 2009, respectively. The carrying value of the Company’s term loan debt was $116.3 million and $127.5 million as of July 3, 2010 and October 3, 2009, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value.
Subsequent Events
               In preparing the accompanying condensed consolidated financial statements, the Company has reviewed, as deemed necessary by the Company’s management, other events and transactions occurring after the balance sheet date of July 3, 2010 through the date the financial statements are issued.

NOTE 2 - INVENTORIES
               Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	July 3,	October 3,
	2010	2009
Raw materials	$354,403	$237,717
Work-in-process	49,947	29,399
Finished goods	64,520	55,236

	$468,870	$322,352

               Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 3, 2010 and October 3, 2009 was $28.2 million and $26.1 million, respectively.
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
               Property, plant and equipment consisted of the following categories (in thousands):

	July 3,	October 3,
	2010	2009
Land, buildings and improvements	$122,524	$120,505
Machinery and equipment	243,758	220,402
Computer hardware and software	76,205	72,782
Construction in progress	28,379	11,727

	470,866	425,416
Less: accumulated depreciation and amortization	(248,027)	(227,947)

	$222,839	$197,469

               On July 1, 2010, the Company entered into an agreement to purchase state leasehold land in Penang, Malaysia for approximately $9.1 million, subject to various purchase contingencies. As of July 3, 2010, a deposit payment of $0.9 million was included in construction in progress. The Company anticipates beginning construction of a manufacturing facility on the land during fiscal 2011.
NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
               On April 4, 2008, the Company entered into its credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of July 3, 2010, the Company has term loan borrowings of $116.3 million outstanding and no revolving borrowings under the Credit Facility.
               The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 3, 2010, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon the Company’s then-current total leverage ratio; as of July 3, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
               The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
               Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.2 million and $0.5 million for both the three and nine months ended July 3, 2010 and July 4, 2009, respectively.
               In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was executed through a cash payment of $3.9 million.
NOTE 5 - DERIVATIVES AND FAIR VALUE MEASUREMENTS
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
               In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $8.8 million as of July 3, 2010. As of July 3, 2010, the total combined notional amount of the Company’s three interest rate swaps was $116.3 million.
               The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $38.5 million as of July 3, 2010. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $1.8 million at July 3, 2010.

               The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 3,	October 3,		July 3,	October 3,
		2010	2009		2010	2009
Derivatives designated				Balance
as hedging instruments	Balance Sheet			Sheet
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Interest rate swaps		-	-	Current liabilities – Other	$ 2,923	$2,072
Interest rate swaps		-	-	Other liabilities	$ 5,847	$7,253
Forward contracts	Prepaid expenses and other	$1,827	$ 530

The Effect of Derivative Instruments on the Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 3,	July 4,		July 3,	July 4,		July 3,	July 4,
	2010	2009		2010	2009		2010	2009

Interest rate swaps	$(1,817)	$53	Interest income (expense)	$(1,160)	$(1,098)	Other income (expense)	$-	$-
Forward contracts	$579	$-	Selling and administrative expenses	$749	$-	Other income (expense)	$-	$-

The Effect of Derivative Instruments on the Statements of Operations
for the Nine Months Ended
In thousands of dollars
						Location of Gain or (Loss)	Amount of Gain or (Loss)
						Recognized in Income on	Recognized in Income on
	Amount of Gain or		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	(Loss) Recognized in		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	OCI on Derivative		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	(Effective Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 3,	July 4,		July 3,	July 4,		July 3,	July 4,
	2010	2009		2010	2009		2010	2009

Interest rate swaps	$(3,160)	$(8,379)	Interest income (expense)	$(3,715)	$(2,379)	Other income (expense)	$-	$-
Forward contracts	$2,447	$-	Selling and administrative expenses	$1,150	$-	Other income (expense)	$-	$-

               The Company adopted accounting guidance on September 28, 2008, for fair value measurements of financial assets and liabilities. The Company adopted this guidance for non-financial assets and liabilities on October 4, 2009. This accounting guidance defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance established a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:
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
               The following table lists the fair values of the Company’s financial instruments as of July 3, 2010, by input level as defined above:

	Fair Value Measurements Using Input Levels:
	(in thousands)

	Level 1	Level 2	Level 3	Total

Derivatives
Interest rate swaps	$-	$8,770	$-	$8,770
Foreign currency forward contracts	$-	$1,827	$-	$1,827

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
               The Company also has $2.0 million of auction rate securities that mature on March 17, 2042. The fair value of these securities is determined based on Level 3 inputs. There has been no material change in the fair value of these securities since October 3, 2009.

NOTE 6 - EARNINGS PER SHARE
               The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Basic and Diluted Earnings Per Share:
Net income	$24,368	$9,210	$62,926	$31,276

Basic weighted average common shares outstanding	40,337	39,445	39,935	39,382
Dilutive effect of stock options outstanding	871	267	818	168

Diluted weighted average shares outstanding	41,208	39,712	40,753	39,550

Earnings per share:
Basic	$0.60	$0.23	$1.58	$0.79

Diluted	$0.59	$0.23	$1.54	$0.79

               For the three and nine months ended July 3, 2010, stock options and stock-settled stock appreciation rights (“SARs”) to purchase approximately 0.8 million and 1.1 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
               For the three and nine months ended July 4, 2009, stock options and stock-settled SARs to purchase approximately 2.7 million shares were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
NOTE 7 - STOCK-BASED COMPENSATION
               The Company recognized $2.4 million and $7.1 million of compensation expense associated with stock-based awards for the three and nine months ended July 3, 2010, respectively, and $2.1 million and $7.5 million for the three and nine months ended July 4, 2009, respectively.
               The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 - INCOME TAXES
               Income taxes for the three and nine months ended July 3, 2010 were $0.5 million and $1.3 million, respectively. The effective tax rates for both the three and nine months ended July 3, 2010 were 2 percent.
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

               As of July 3, 2010, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended July 3, 2010 and July 4, 2009 was not material.
               It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
NOTE 9 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
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
               Information about the Company’s four reportable segments for the three and nine months ended July 3, 2010 and July 4, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales:
United States	$296,796	$226,372	$837,257	$771,540
Asia	251,497	147,729	673,368	434,308
Europe	18,503	13,083	51,070	38,043
Mexico	25,136	19,437	70,362	57,482
Elimination of inter-segment sales	(55,548)	(27,978)	(174,296)	(77,726)

	$536,384	$378,643	$1,457,761	$1,223,647

Depreciation and amortization:
United States	$2,929	$2,489	$8,333	$7,599
Asia	4,823	4,133	13,489	11,793
Europe	468	194	1,443	564
Mexico	579	569	1,713	1,641
Corporate	1,596	1,278	4,228	3,838

	$10,395	$8,663	$29,206	$25,435

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Operating income (loss):
United States	$18,154	$13,492	$55,302	$51,554
Asia	31,509	15,369	83,897	44,870
Europe	41	(54)	(829)	1,875
Mexico	545	(992)	(67)	(2,667)
Corporate and other costs	(23,217)	(15,701)	(67,661)	(57,354)

	$27,032	$12,114	$70,642	$38,278

Capital expenditures:
United States	$5,133	$717	$10,675	$15,893
Asia	2,732	6,234	19,380	18,351
Europe	560	2,472	906	2,839
Mexico	1,765	1,214	2,835	1,961
Corporate	5,707	1,257	13,536	3,151

	$15,897	$11,894	$47,332	$42,195

	July 3,	October 3,
	2010	2009
Total assets:
United States	$404,721	$341,807
Asia	508,841	370,247
Europe	79,931	86,024
Mexico	46,291	45,699
Corporate	180,136	178,895

	$1,219,920	$1,022,672

               The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing the product or services (in thousands):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales:
United States	$296,796	$226,372	$837,257	$771,540
Malaysia	212,777	132,132	584,136	377,217
China	38,720	15,597	89,232	57,091
United Kingdom	18,225	13,083	50,368	38,043
Mexico	25,136	19,437	70,362	57,482
Romania	278	-	702	-
Elimination of inter-segment sales	(55,548)	(27,978)	(174,296)	(77,726)

	$536,384	$378,643	$1,457,761	$1,223,647

	July 3,	October 3,
	2010	2009
Long-lived assets:
United States	$58,945	$47,346
Malaysia	78,789	72,325
China	18,995	14,266
United Kingdom	6,937	5,989
Mexico	8,066	6,940
Romania	3,580	5,760
Corporate	47,527	44,843

	$222,839	$197,469

               Long-lived assets as of July 3, 2010, and October 3, 2009, exclude other long-term assets totaling $30.3 million and $26.8 million, respectively.
               The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Juniper Networks, Inc. (“Juniper”)	16%	23%	16%	21%
               No other customers accounted for 10 percent or more of net sales in either period.
NOTE 10 - GUARANTEES
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

               Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2009 and for the nine months ended July 3, 2010 (in thousands):

Limited warranty liability, as of September 27, 2008	$4,052
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(89)

Limited warranty liability, as of October 3, 2009	4,470
Accruals for warranties issued during the period	944
Settlements (in cash or in kind) during the period	(889)

Limited warranty liability, as of July 3, 2010	$4,525

NOTE 11 - LITIGATION
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
NOTE 12 - CONTINGENCIES
               We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of the Company’s import activities during fiscal 2008 and of the Company’s processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, Plexus committed to CBP that by August 2010, extended from June 2010, the Company will report any errors relating to import trade activity from July 2004 to the date of Plexus’ report. Upon receiving CBP’s confirmation of any such errors, we will tender any associated duties and fees. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls, or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 13 - RESTRUCTURING AND IMPAIRMENT COSTS
               Fiscal 2010 restructuring and impairment costs: For the three and nine months ended July 3, 2010, the Company did not incur any restructuring or impairment costs.
               Fiscal 2009 restructuring and impairment costs: For the three months ended July 4, 2009, the Company did not incur any restructuring or impairment costs.
               For the nine months ended July 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment in the Company’s Europe reportable segment

•	$1.2 million related to severance from the reduction of the Company’s workforce across our United States facilities, which affected approximately 125 employees

•	$0.8 million related to severance from the reduction of the Company’s workforce in Juarez, Mexico, which affected approximately 320 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of the Company’s Ayer, Massachusetts facility and at Corporate.

               The table below summarizes the Company’s accrued restructuring and impairment liabilities as of July 3, 2010 (in thousands):

	Employee	Lease
	Termination	Obligations and	Non-cash
	and Severance	Other Exit	Asset
	Costs	Costs	Impairments	Total
Accrued balance, September 27, 2008	$2,038	$-	$-	$2,038
Restructuring and impairment costs	2,196	876	5,748	8,820
Adjustments to provisions	(249)	-		(249)
Amounts utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	44	86	-	130
Amounts utilized	(44)	(86)	-	(130)

Accrued balance, July 3, 2010	$-	$-	$-	$-

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS
               In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for fair value measurements and disclosures, which requires additional disclosure for transfers in and out of level one and level two fair value measurements as well as activity in level three fair value measurements. The new guidance requests that fair value measurement disclosures are provided for each class of assets and liabilities including valuation techniques and inputs to the fair value model. The Company adopted this guidance during the second quarter of fiscal 2010. The principal impact to the Company was to require the expansion of its disclosure regarding its derivative investments (see Note 5).
               In October 2009, the FASB issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This guidance is effective for financial statements issued for fiscal years beginning after June 15, 2010. The Company is currently assessing the impact of this new guidance on the consolidated financial statements.
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

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
               The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who have recently been acquired by third parties will be negatively affected

•	the risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the effects of the current constrained supply environment, which has led and may continue to lead to periods of shortages and delays in obtaining components based on the lack of capacity at some of our suppliers to meet increased demand, or which may cause customers to increase forecasts and orders to secure raw material supply

•	raw material and component cost fluctuations particularly due to sudden increases in customer demand

•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability on our part or that of our customers or suppliers to access cash investments and credit facilities

•	the effect of changes in the pricing and margins of products

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new facilities in Hangzhou, China and Oradea, Romania, and our plans to further expand in Penang, Malaysia and other locations

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and

•	other risks detailed herein, as well as in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the year ended October 3, 2009).

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
EXECUTIVE SUMMARY
               As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this required an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between the first three quarters of fiscal 2010 and fiscal 2009 reflect that the first three quarters of fiscal 2010 included 273 days while the first three quarters in fiscal 2009 included 280 days.
               Three months ended July 3, 2010. Net sales for the three months ended July 3, 2010, of $536.4 million increased by $157.8 million, or 41.7 percent, as compared to the three months ended July 4, 2009. The net sales increase in the current year period was driven primarily by higher end-market demand from numerous existing customers in each of our market sectors, as well as the addition of new customers in the wireline/networking, wireless infrastructure, medical, and industrial/commercial sectors. Net sales to Juniper Networks, Inc. (“Juniper”) decreased as a result of decreased end-market demand for the mix of Juniper products produced by us.
               Gross margins were 10.4 percent for the three months ended July 3, 2010, which compared favorably to 9.1 percent for the three months ended July 4, 2009. Gross margins in the current year period improved as a result of increased net sales and the mix of customer revenue, partially offset by an increase in fixed expenses primarily due to higher headcount to support revenue growth.
               Selling and administrative expenses for the three months ended July 3, 2010 were $28.5 million, an increase of $6.0 million, or 26.8 percent, over the three months ended July 4, 2009. The current year period increase was primarily related to higher variable incentive compensation expense as a result of strong financial performance and increased headcount to support revenue growth.
               For the three months ended July 3, 2010 and July 4, 2009, the Company did not incur any restructuring or impairment charges.
               Net income for the three months ended July 3, 2010 increased by $15.2 million to $24.4 million from the three months ended July 4, 2009, and diluted earnings per share increased to $0.59 in the current year period from $0.23 in the prior year period. Net income increased from the prior year period due to increased sales, higher gross margins, and a lower effective tax rate, partially offset by higher selling and administrative expenses. The effective tax rate in the current year period was 2 percent as compared to 10 percent in the prior year period. The decrease in effective tax rate for the current year period as compared to the prior year period was primarily due to a smaller proportion of the Company’s projected fiscal 2010 pre-tax income from our North American sites, driven by changes in customer and product mix.
               Nine months ended July 3, 2010. Net sales for the nine months ended July 3, 2010, of $1,457.8 million increased by $234.2 million, or 19.1 percent, over the nine months ended July 4, 2009. Net sales increased in all of our market sectors during the current year period, except for a slight decrease in the defense/security/aerospace sector. The overall higher net sales were driven primarily by stronger end-market conditions, as well as the ramp of production for new customer programs in the wireline/networking, wireless infrastructure, medical, and industrial/commercial sectors. Net sales to Juniper decreased as described above.
               Gross margins were 10.3 percent for the nine months ended July 3, 2010, which was higher than the 9.6 percent achieved for the nine months ended July 4, 2009. Gross margins in the current year period were favorably impacted by the increased net sales, changes in customer mix, and proceeds from a litigation settlement, partially offset by an increase in fixed expenses.
               Selling and administrative expenses for the nine months ended July 3, 2010 were $79.9 million, an increase of $9.8 million, or 14.0 percent, over the nine months ended July 4, 2009. The current year period included higher variable incentive compensation expense as a result of strong financial performance and increased headcount to support revenue growth.
               For the nine months ended July 3, 2010, the Company did not incur any restructuring or impairment charges. The Company recorded restructuring and impairment charges of $8.6 million for the nine months ended July 4, 2009 for goodwill impairment and severance related to the reduction of workforce across our facilities. See “Restructuring and Impairment Actions” in “Results of Operations” below.
               Net income for the nine months ended July 3, 2010 increased to $62.9 million from $31.3 million in the prior year period, and diluted earnings per share increased to $1.54 from $0.79 in the prior year period. Net income increased from the prior year period due to overall increased sales, higher gross margins, and a lower effective tax rate, offset by higher selling and administrative and fixed expenses. The effective tax rate in the current year period was 2 percent versus 4 percent in the prior year period. The decrease in effective tax rate from the prior year period was primarily due to a smaller proportion of the Company’s projected fiscal 2010 pre-tax income from our North American sites, driven by changes in customer and product mix, offset by the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event occurring in the nine month period ended July 4, 2009.
               Fiscal 2010 outlook. Our financial goals for the final quarter of 2010 are to continue to capitalize on the ramp of new business wins and signs of improvement in the economy and customer demand to meet our goals of compounded annual revenue growth of 15% or more and ROIC of 500 basis points above our estimated WACC.
               Based on customer forecasts and current economic conditions, we currently expect net sales in the fourth quarter of fiscal 2010 to be in the range of $530 million to $555 million; however, our results will ultimately depend upon the actual level of customer orders and production. We are currently in a constrained supply environment which may cause periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the improving economic outlook. We believe we will have sufficient parts availability to support our revenue guidance for the fourth quarter of fiscal 2010 and are managing this issue aggressively to support revenue in future quarters, but we cannot guarantee that part shortages, delays and/or price increases will not negatively impact net sales, inventory levels, component costs, and margin. We will also be subject to changes in factors affecting the economy as a whole. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.58 to $0.63 per diluted share in the fourth quarter of fiscal 2010.
               We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.
REPORTABLE SEGMENTS
               A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Net sales:
United States	$296.8	$226.4	$837.3	$771.5
Asia	251.5	147.7	673.4	434.3
Europe	18.5	13.1	51.0	38.0
Mexico	25.1	19.4	70.4	57.5
Elimination of inter-segment sales	(55.5)	(28.0)	(174.3)	(77.7)

	$536.4	$378.6	$1,457.8	$1,223.6

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Operating income (loss):
United States	$18.2	$13.5	$55.3	$51.6
Asia	31.5	15.3	83.9	44.9
Europe	-	-	(0.8)	1.9
Mexico	0.5	(1.0)	(0.1)	(2.7)
Corporate and other costs	(23.2)	(15.7)	(67.7)	(57.4)

	$27.0	$12.1	$70.6	$38.3

United States: Net sales for the three months ended July 3, 2010 increased $70.4 million, or 31.1 percent, due to higher end-market demand from numerous existing customers in each of our market sectors along with demand from new customers in the wireline/networking, wireless infrastructure, and medical sectors. These increases were offset by reduced net sales to our largest customer, Juniper, which decreased compared to the prior year period due to the transfer of manufacturing of some products to our Asia reportable segment as well as decreased end-market demand for the mix of Juniper products produced by us. Operating income for the current year period increased as a result of higher revenues from the customers noted above, offset by changes in customer mix.
Net sales for the nine months ended July 3, 2010 increased $65.8 million, or 8.5 percent, due to higher end-market demand from numerous existing customers in each of our market sectors and demand from new customers in the wireline/networking, wireless infrastructure, and medical sectors, offset by reduced net sales to Juniper as described above. Operating income for the current year period increased as a result of higher revenues, changes in customer mix and proceeds received from a litigation settlement.
Asia: Net sales for the three months ended July 3, 2010 increased $103.8 million, or 70.3 percent, due to higher end-market demand from numerous existing customers in each of our market sectors, increased demand from a new customer in the wireless infrastructure sector and the transfer of manufacturing of some Juniper products from the United States reportable segment to the Asia reportable segment. The increase in net sales to Juniper as a result of the transfer discussed above was partially offset by decreased end-market demand for the mix of Juniper products produced by us. Operating income in the current year period improved as a result of the net sales growth.
Net sales for the nine months ended July 3, 2010 increased $239.1 million, or 55.1 percent, due to higher net sales to several customers across our market sectors, increased demand from a new customer in the wireless infrastructure sector and the transfer of the manufacturing of some Juniper products to the Asia reportable segment from the United States reportable segment, partially offset by the decrease in demand from Juniper described above. Operating income for the current year period improved as a result of higher net revenue.
Europe: Net sales for the three months ended July 3, 2010 increased $5.4 million, or 41.2 percent, due primarily to the ramp of production for two existing customer programs in the industrial/commercial sector. Operating income in the current year period was flat compared to the prior year period due to the revenue growth in the existing United Kingdom facility, offset by operating costs from our new Romania facility.
Net sales for the nine months ended July 3, 2010 increased $13.0 million, or 34.2 percent, due to increased demand from the ramp of production for two existing customer programs in the industrial/commercial sector. Operating results were lower in the current year period as compared to the prior year period due to changes in customer mix and operating costs from our new Romania facility.
Mexico: Net sales for the three months ended July 3, 2010 increased $5.7 million, or 29.4 percent, due primarily to higher end-market demand for existing customer programs in the industrial/commercial and wireline/networking sectors, offset by the disengagement of a wireline/networking customer. Operating income for the current year period improved due to higher net sales volume.
Net sales for the nine months ended July 3, 2010 increased $12.9 million, or 22.4 percent, due to the ramp of production for one existing customer in the industrial/commercial sector and higher end-market demand for existing customer programs in the industrial/commercial and wireline/networking sectors, offset by the disengagement of a wireline/networking customer. Operating results for the current year period improved due to higher net sales volume.
              For our significant customers, we generally manufacture product in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including detail of net sales by reportable segment.
RESULTS OF OPERATIONS
               Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 3,	July 4,	Increase/		July 3,	July 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

Net Sales	$536.4	$378.6	$157.8	41.7%	$1,457.8	$1,223.6	$234.2	19.1%
               For the three months ended July 3, 2010, our net sales increase of 41.7 percent was a result of higher net sales in all market sectors. These increases were due to improved end-market demand from numerous existing customers, as well as the addition of new customers in the wireline/networking, wireless infrastructure, medical, and industrial/commercial sectors. Net sales to Juniper decreased as a result of decreased end-market demand for the mix of Juniper products produced by us.
               For the nine months ended July 3, 2010, our net sales increase of 19.1 percent resulted from increases in all of our market sectors, except for a slight decrease in the defense/security/aerospace sector. The overall higher net sales were driven primarily by strong end-market conditions, as well as the addition of new customers in the wireline/networking, wireless infrastructure, medical, and industrial/commercial sectors. Net sales to Juniper decreased as described above.
               Our net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
Industry	2010	2009	2010	2009
Wireline/Networking	42%	48%	44%	46%
Wireless Infrastructure	11%	9%	12%	9%
Medical	21%	21%	19%	23%
Industrial/Commercial	18%	12%	17%	12%
Defense/Security/Aerospace	8%	10%	8%	10%
               The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Juniper	16%	23%	16%	21%
Top 10 customers	54%	57%	57%	59%

               Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.
               In the current economic environment, we are seeing increased merger and acquisition activity that may impact our customers. Specifically, two of our customers were acquired in the first quarter of fiscal 2010. We do not believe that there will be a material impact on our expected results in the short run, but in the longer time frame these transactions create both risk that this business will transition to other contract manufacturers or be taken in house, as well as opportunities that Plexus could gain additional business with the acquiring entity. The Company is forecasting declining revenues for both customers in fiscal 2011 based on one likely and one possible disengagement.
               Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 3,	July 4,	Increase/		July 3,	July 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

Gross Profit	$55.5	$34.6	$20.9	60.5%	$150.6	$117.0	$33.6	28.7%
Gross Margin	10.4%	9.1%			10.3%	9.6%
               For the three months ended July 3, 2010, gross profit was impacted by the following factors:
•	favorable changes in customer mix

•	increased capacity utilization from higher revenue levels

•	offset by increased fixed expenses, primarily in the United States and Asia reportable segments, due to higher headcount to support the revenue growth.
               For the nine months ended July 3, 2010, gross profit was impacted by the following factors:
•	favorable changes in customer mix

•	increased capacity utilization from higher revenue levels

•	proceeds received from a litigation settlement

•	offset by increased fixed expenses, primarily in the United States and Asia reportable segments, due to higher headcount to support the revenue growth.
               Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. We are currently in a constrained supply environment, which may cause periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. These shortages and delays could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
               Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.

               Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 3,	July 4,	Increase/		July 3,	July 4,	Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

S&A	$28.5	$22.5	$6.0	26.8%	$79.9	$70.1	$9.8	14.0%
Percent of net sales	5.3%	5.9%			5.5%	5.7%
               For the three months ended July 3, 2010, the dollar increase in S&A was due primarily to an increase in headcount to support our strong level of new business wins in fiscal 2010 and higher variable incentive compensation expense as a result of strong financial performance.
               For the nine months ended July 3, 2010, the dollar increase in S&A was due primarily to higher variable incentive compensation expense as a result of strong financial performance as well as an increase in headcount to support our revenue growth.
               Restructuring and Impairment Actions. During the three and nine months ended July 3, 2010 and the three months ended July 4, 2009, we did not incur any restructuring or impairment charges.
               For the nine months ended July 4, 2009, the Company incurred $8.6 million of restructuring and impairment costs, which consisted of the following:
•	$5.7 million related to goodwill impairment in the Company’s Europe reportable segment

•	$1.2 million related to severance from the reduction of the Company’s workforce across our United States facilities, which affected approximately 125 employees

•	$0.8 million related to severance from the reduction of the Company’s workforce in Juarez, Mexico, which affected approximately 320 employees and

•	$0.9 million related to the fixed assets written-down related to the closure of the Company’s Ayer, Massachusetts facility and at Corporate.
               As of July 3, 2010, we have no remaining restructuring liability. See Note 13 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring costs.
               Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Income tax expense	$0.5	$1.0	$1.3	$1.2
Effective annual tax rate	2%	10%	2%	4%
               The change in effective tax rate for the three and nine months ended July 3, 2010, compared to the three and nine months ended July 4, 2009, was primarily due to a smaller proportion of the Company’s projected fiscal 2010 pre-tax income from our North American sites, driven by changes in customer and product mix, offset by the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event occurring in the nine month period ended July 4, 2009.
               Our net deferred income tax assets as of July 3, 2010, reflect a $1.6 million valuation allowance against certain deferred income taxes. We also had a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation as of July 3, 2010.
               We currently expect the annual effective tax rate for fiscal 2010 to be in the low single digits.

               The Company currently benefits from reduced tax rates in Malaysia due to a tax holiday that extends through 2019. We have received an agreement to extend this tax holiday for a period of five years through December 31, 2024, subject to certain conditions.
LIQUIDITY AND CAPITAL RESOURCES
               Operating Activities. Cash flows used in operating activities were $26.8 million for the nine months ended July 3, 2010, compared to cash flows provided by operating activities of $109.3 million for the nine months ended July 4, 2009. During the nine months ended July 3, 2010, cash flows used by operating activities were primarily a result of increased inventory and accounts receivable, offset in part by increased accounts payable as well as earnings after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expenses. For the three month period ended July 3, 2010, we used $31.9 million in operating cash flows largely for the working capital investments described above.
               The increase in inventory was a result of our anticipated growth. Inventory turns decreased to 4.1 as of July 3, 2010, from 4.4 turns for the fiscal year ended October 3, 2009. Days in inventory changed unfavorably as of July 3, 2010 to 89 days compared to 83 days as of October 3, 2009.
               The overall increase in accounts receivable was mainly due to increased net sales for the nine months ended July 3, 2010, as compared to the prior year. As of July 3, 2010, quarterly days sales outstanding in accounts receivable were 47 days as compared to the 45 days for the fiscal year ended October 3, 2009.
               Investing Activities. Cash flows used in investing activities totaled $47.1 million for the nine months ended July 3, 2010, and were primarily for additions to property, plant and equipment in the United States and Asia. These investments were for equipment to support customer demand in those regions and for the construction of a new headquarters building in Neenah, Wisconsin. See Note 9 in Notes to the Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
               We utilize available cash as the primary means of financing our operating requirements. We currently estimate capital expenditures for fiscal 2010 to be in the range of $80 million to $90 million, of which $47.3 million of expenditures were made during the first three quarters of fiscal 2010.
               On July 1, 2010, the Company entered into an agreement to purchase state leasehold land in Penang, Malaysia for approximately $9.1 million, subject to various purchase contingencies. The Company anticipates beginning construction of a manufacturing facility on the land during fiscal 2011.
               Financing Activities. Cash flows provided by financing activities totaled $6.2 million for the nine months ended July 3, 2010, versus cash flows used of $14.3 million for the nine months ended July 4, 2009. The largest driver of the change in financing cash flows was the significantly higher proceeds from the exercise of stock options for the nine months ended July 3, 2010.
               In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was executed through a cash payment of $3.9 million.
               On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of July 3, 2010, we had term loan borrowings of $116.3 million outstanding and no revolving borrowings under the Credit Facility.

               The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 3, 2010, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of July 3, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.25%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.30 percent. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
               The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
               In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $8.8 million as of July 3, 2010. As of July 3, 2010, the total combined notional amount of the Company’s three interest rate swaps was $116.3 million.
               Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $38.5 million as of July 3, 2010. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $1.8 million at July 3, 2010.
               As of July 3, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets were in guaranteed student loans that are backed by a U. S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. We may be required to wait until market stability is restored for these instruments or until the final maturity of the underlying notes to realize our investments’ recorded value.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
               Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 3, 2010 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2015 and
Contractual Obligations	Total	2010	2011-2012	2013-2014	thereafter

Long-Term Debt Obligations (1)	$116.3	$3.8	$30.0	$82.5	$-
Capital Lease Obligations	24.1	0.9	7.9	7.7	7.6
Operating Lease Obligations	36.7	2.6	16.0	11.8	6.3
Purchase Obligations (2)	380.8	262.1	118.1	0.1	0.5
Other Long-Term Liabilities on the Balance Sheet (3)	8.5	0.6	1.6	1.3	5.0
Other Long-Term Liabilities not on the Balance Sheet (4)	10.2	8.4	1.8	-	-

Total Contractual Cash Obligations	$576.6	$278.4	$175.4	$103.4	$19.4

(1) - As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) - As of July 3, 2010, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) - As of July 3, 2010, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the table the impact of approximately $5.0 million, as of July 3, 2010, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) - As of July 3, 2010, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $8.2 million to acquire a lease right to land in Penang, Malaysia. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
               Our accounting policies are disclosed in our 2009 annual report on Form 10-K. During the first, second and third quarters of fiscal 2010, there were no material changes to these policies.
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

Foreign Currency Risk
               We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia reportable segment, as described in Note 5 to Notes to Condensed Consolidated Financial Statements. Our international operations create potential foreign exchange risk. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	5%	4%	4%	4%
Total costs	13%	12%	13%	11%
               The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 3, 2010, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
 Interest Rate Risk
               We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $116.3 million in term loans as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
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
               Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million on April 4, 2008. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for the both the three and nine months ended July 3, 2010 and July 4, 2009, respectively.
Auction Rate Securities
               As of July 3, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as long-term other assets and whose underlying assets were in guaranteed student loans backed by a U.S. government agency. We may be required to hold these securities until market stability is restored for these instruments or final maturity of the underlying notes to realize our investments’ recorded value.
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
               Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2010, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings
               We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. As a result of discussions with CBP, Plexus committed to CBP that by August 2010, extended from June 2010, the Company will report any errors relating to import trade activity from July 2004 to the date of Plexus’ report. Upon receiving CBP’s confirmation of any such errors, we will tender any associated duties and fees. Plexus has also agreed that it will implement improved processes and procedures in areas where errors are found and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
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
ITEM 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

8/6/10	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

8/6/10	/s/ Ginger M. Jones
Date	Ginger M. Jones
Vice President and Chief Financial Officer