Form 10-K
period 2010-10-02
PLEXUS CORP
filed 2010-11-19
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010
OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-14423
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1344447
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One Plexus Way
Neenah, Wisconsin 54956
(920) 722-3451
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Global Select Market
Preferred Share Purchase Rights	The NASDAQ Global Select Market
          Securities registered pursuant to Section 12(g) of the Act:       None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ✓  No
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes    No  ✓
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ✓  No
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓  No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ✓ ]
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
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  ✓
          As of April 3, 2010, 40,124,064 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $36.95 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 290,908 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,471.8 million.
          As of November 12, 2010, there were 40,477,914 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated

Proxy Statement for 2011 Annual Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
          The statements contained in this Form 10-K that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected

•	the risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the effects of the current constrained supply environment, which has led and may continue to lead to periods of shortages and delays in obtaining components based on the lack of capacity at some of our suppliers to meet increased demand, or which may cause customers to increase forecasts and orders to secure raw material supply

•	raw material and component cost fluctuations particularly due to sudden increases in customer demand

•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities

•	the effect of changes in the pricing and margins of products

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new replacement facility in Oradea, Romania, and our plans to further expand in Penang, Malaysia and other locations

•	the risks associated with having significant operations and planned growth in countries outside the United States, including the effects of international political developments, economic or political instability, or foreign exchange rate fluctuations

•	the adequacy of restructuring and similar charges as compared to actual expenses

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.
          In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.
*   *   *

PART I

ITEM 1.	BUSINESS
Overview
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream service model. This customer focused service model seamlessly integrates innovative product design, customized supply chain solutions, uniquely configured “focused factory” manufacturing, global end-market fulfillment and after-market services to deliver comprehensive end-to-end solutions for customers. We provide these services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced product design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher complexity segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
          Our go-to-market strategy is also tailored to our target market sectors and business strategy. We have business development and customer management teams that are dedicated to each of the five sectors we serve. These teams are accountable for understanding the sector participants, technology, unique quality and regulatory requirements and longer-term trends in these sectors. Further, these teams help set our strategy for growth in these sectors with a particular focus on expanding the services and value-add that we provide to our current customers while strategically targeting select new customers to add to our portfolio.
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
          Established in 1979 as a Wisconsin corporation, we have approximately 8,700 full-time employees, including approximately 1,600 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 22 active facilities in 15 locations, totaling approximately 2.8 million square feet.
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
          Product development and design. We provide comprehensive conceptual design and value-engineering services. These product design services include project management, feasibility studies, product conceptualization, specification development for product features and functionality, circuit design (including digital, microprocessor, power, analog, radio frequency (RF), optical and micro-electronics), field programmable gate array design (FPGA), printed circuit board layout, embedded software design, mechanical design (including thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures, and castings), development of test specifications and product verification testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.
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

          Agile manufacturing services. We have the manufacturing services expertise required to assemble very complex electronic products that utilize multiple printed circuit boards and subassemblies. These manufacturing services, which we endeavor to provide on an agile and rapid basis, are typically configured to fulfill unique end-customer requirements and many are shipped directly to our customers’ end users. We provide a range of higher level assembly services to our customers; these products typically fall into one of the following categories in our assembly spectrum:
•	Printed circuit board assembly – a printed circuit board (“PCB”) populated with electronic components.

•	Basic assembly – a sub-assembly that includes PCBs and other components.

•	System integration – a finished product or sub-system assembly that includes more complex components such as PCB’s, basic assemblies, custom engineered components, displays, optics, metering and measurement or thermal management.

•	Mechatronic integration – more complex system integration that combines electronic controls with mechanical systems and processes such as motion control, robotics, drive systems, fluidics, hydraulics or pneumatics.
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
          Our manufacturing and engineering facilities are ISO certified to 9001:2008 standards. We have additional certifications and/or registrations held by certain of our facilities in various geographic locations:
•	Medical Standard ISO 13485:2003 – United States, Asia, Mexico, Europe

•	Environmental Standard ISO – 14001 – United States, Asia, Europe

•	Environmental Standard OSHAS 18001 – Asia, Europe

•	21 CFR Part 820 (FDA) (Medical) – United States, Asia

•	Telecommunications Standard TL 9000 – United States, Asia

•	Aerospace Standard AS9100 – United States, Asia, Europe

•	NADCAP certification – United States, Asia

•	FAR 145 certification (FAA repair station) – United States

•	ITAR (International Traffic and Arms Regulation) self-declaration – United States

•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 – United States, Asia

•	ATEX/IECEx certification – Asia, Europe
Customers and Market Sectors Served
          We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2010, we served approximately 130 customers. For many customers, we provide design and production capabilities, thereby allowing these customers to concentrate on research and development, concept development, distribution, marketing and sales. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.

          Juniper Networks, Inc. (“Juniper”) accounted for 16 percent of our net sales in fiscal 2010, and 20 percent in both fiscal 2009 and fiscal 2008, respectively. No other customer accounted for 10 percent or more of our net sales in fiscal 2010, 2009 or 2008. The loss of any of our major customers could have a significant negative impact on our financial results.
          Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.
          The distribution of our net sales by market sectors is shown in the following table:

	Fiscal years ended
Industry	October 2,	October 3,	September 27,
	2010	2009	2008

Wireline/Networking	43%	44%	44%
Wireless Infrastructure	12%	11%	9%
Medical	20%	22%	21%
Industrial/Commercial	18%	13%	16%
Defense/Security/Aerospace	7%	10%	10%

	100%	100%	100%

          Although our current business development focus is based on the end-market sectors noted above, we evaluate our financial performance and allocate our resources on a geographic basis (see Note 13 in Notes to Consolidated Financial Statements regarding our reportable segments). Our array of services for customers in each of these end markets is essentially the same and we do not dedicate operational equipment, personnel, facilities or other resources to particular end markets, nor do we internally track our costs and resources on this basis.
Materials and Suppliers
          We typically purchase raw materials, including printed circuit boards and electronic components, from manufacturers and distributors. In addition, under certain circumstances, we will purchase components from brokers, customers or competitors. The key electronic components we purchase include specialized components such as application-specific integrated circuits, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors. Along with these electronic components, we also purchase components used in manufacturing and higher-level assembly. These components include molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. All of these components range from standard to highly customized and vary widely in terms of market availability and price.
          Occasional component shortages and subsequent allocations by suppliers are an inherent risk of the electronics industry. Components shortages have been an issue for the industry and for us in fiscal 2010; these shortages are discussed more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to try to minimize our exposure to material and component shortages. We have a corporate sourcing and procurement organization whose primary purpose is to develop supply-chain sources and create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. We also have a global expediting and escalation process that we believe provides Plexus the ability to effectively track and manage component shortages. Since we design products and therefore can influence the selection of components used in some new products, component manufacturers often provide us with priority access to materials and components, even during times of shortages. We have undertaken a series of initiatives, including the use of advanced supply chain solutions to improve continuity of supply and supply chain flexibility.
New Business Development
          Our new business development is organized around end-markets, or market sectors. Each market sector has a team of dedicated resources including a business development vice president, a customer management vice president, sales account executives, customer directors, customer managers, engineering and manufacturing subject matter experts, and market sector analysts. Our sales and marketing efforts focus on both targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services is a marketing advantage; our sector teams participate in marketing through direct customer contact and participation in industry events and seminars.

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
Intellectual Property
          We own various service marks that we use in our business; these marks are registered in the trademark offices of the United States and other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.
Information Technology
          Our integrated ERP platform serves all of our manufacturing sites. This ERP platform augments our other management information systems and includes software from J.D. Edwards (now part of the Oracle Corporation) and several other vendors. The ERP platform includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information and create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements.
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
          We employ approximately 8,700 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In the United Kingdom, approximately 210 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Romania, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

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
          Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 57 percent of our net sales for both fiscal years ended October 2, 2010 and October 3, 2009. For the fiscal year ended October 2, 2010, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Significant reductions in net sales to any of these customers, or the loss of other major customers, could seriously harm our business.
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
          In the current economic environment, we are seeing increased merger and acquisition activity that has already affected, and may continue to impact, our customers. Specifically, two of our customers were acquired in the first quarter of fiscal 2010. Both of these customers are beginning to reduce orders to Plexus as they transition these programs to other EMS providers.
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
          As of October 2, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U. S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments.

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
          Our business model focuses on products and services in the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require significant production and supply-chain flexibility, necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, highly regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. Relative to many of our competitors that manufacture more standardized products with larger production runs, our business model requires a greater degree of attention and resources, including working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory, and service requirements. If we fail to effectively manage our business model, we may lose customer confidence and our reputation may suffer. The Company’s reputation is the foundation of our relationships with key stakeholders. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to maintain or expand business opportunities could be impaired and our financial results could suffer on a going-forward basis.
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
          We do not have any long-term supply agreements. At various times, including fiscal 2010, we have experienced raw material and component parts shortages due to supplier capacity constraints or their failure to deliver. Part shortages were prevalent in fiscal 2010 across the EMS industry, based on the relatively quick recovery of the demand for technological equipment and the resulting capacity constraints at suppliers; shortages have continued into fiscal 2011. Such constraints can also be caused by world events, such as foreign government policies, terrorism, armed conflict, economic recession and epidemics. We rely on a limited number of suppliers for many of the raw materials and component parts used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component part. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering raw materials or component parts timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or component parts have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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

          Expansion can inherently include additional costs and start-up inefficiencies. We expanded in China (Hangzhou) and Romania (Oradea) in fiscal 2009 and have announced further anticipated expansion in Malaysia (Penang) and a larger, owned facility to replace a leased building in Romania (Oradea). If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:
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
          We have operations in several foreign countries, which in the aggregate represented approximately 55 percent of our revenues for the fiscal year ended October 2, 2010. We also purchase a significant number of components manufactured in foreign countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:
•	economic, political or civil instability, including significant drug cartel-related violence in Juarez, Mexico

•	transportation delays or interruptions

•	foreign exchange rate fluctuations

•	difficulties in staffing and managing foreign personnel in diverse cultures

•	compliance with laws, such as the Foreign Corrupt Practices Act, applicable to U.S. companies doing business overseas

•	the effects of international political developments and

•	foreign regulatory requirements and potential changes to those requirements.
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
          In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements. Also, our Malaysian and Xiamen, China subsidiaries currently receive favorable tax treatments from these governments that extend through 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. The Malaysian Investment Development Authority granted approval to extend our tax holiday in Malaysia for a period of five years through December 31, 2024, subject to certain conditions. China and Mexico passed new tax laws that took effect on January 1, 2008. These laws did not materially impact our tax rates in fiscal 2009 or fiscal 2010, but may result in a higher effective tax rate on our operations in future periods. Finally, on November 1, 2009, Mexico adopted tax reform legislation which took effect January 1, 2010, and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we continue to analyze the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods. Given the scope of our international operations and our foreign tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our operating results and competitiveness.
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
          At the corporate level, as a publicly-held company, we are subject to increasingly stringent laws, regulation and other requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, affecting among other areas our accounting, corporate governance practices, and securities disclosures. Our failure to comply with these requirements could materially affect our financial condition and results of operations.
          The growth and changing requirements of our business are imposing a heightened level of activity involving import and export compliance requirements on us. We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. The Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.

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
          The management of labor and production capacity in connection with the establishment of new programs and new customer relationships, such as our arrangements with The Coca-Cola Company, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and new programs, which lack a track record of order volume and timing, as well as in program transfers between facilities. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these new programs or new customer relationships were terminated, our operating results could worsen, particularly in the short term.
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
          Some of our facilities are located in areas that may be impacted by natural disasters, including hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism, failures of utilities and epidemics. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event; potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
          None.

ITEM 2.	PROPERTIES
          Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 2.8 million square feet of capacity. This includes approximately 1.6 million square feet in the United States, approximately 0.2 million square feet in Mexico, approximately 0.9 million square feet in Asia and approximately 0.1 million square feet in Europe. Approximately 0.2 million square feet of this capacity is subleased. Our facilities are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	671,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico (2)	Manufacturing	210,000	Leased
Buffalo Grove, Illinois (1)	Manufacturing/Warehouse	189,000	Leased
Xiamen, China	Manufacturing	120,000	Leased
Hangzhou, China	Manufacturing	106,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Galashiels, Scotland (1)	Manufacturing/Warehouse/Office	43,000	Leased
Fremont, California	Manufacturing	46,000	Leased
Oradea, Romania (1)	Manufacturing/Office	20,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Raleigh, North Carolina (1)	Engineering	28,000	Leased
Louisville, Colorado (1) (3)	Engineering	24,000	Leased
Darmstadt, Germany (4)	Engineering	16,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin (5)	Global Headquarters	104,000	Owned
Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin	Warehouse	39,000	Leased

San Diego, California (6)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	Lease renewal was signed in early fiscal 2010 and runs through December 2014.

(3)	We entered into a new lease agreement in September 2010.

(4)	We entered into a new lease agreement in October 2010.

(5)	We completed the construction of the new Plexus global headquarters during the third quarter of fiscal 2010.

(6)	This building is subleased and no longer used in our operations.
          During October 2010, we announced our plans to construct a manufacturing facility in Oradea, Romania that will replace the facility we currently lease. The Company anticipates beginning construction during fiscal 2011.
          In October 2010, we entered into an agreement to purchase land in Xiamen, China and anticipate beginning construction of an additional manufacturing facility during fiscal 2011.

          In July 2010, we entered into an agreement to purchase state leasehold land in Penang, Malaysia, subject to various purchase contingencies. The Company began construction of an additional manufacturing facility on the land during early fiscal 2011.
          Plexus completed the construction of a new corporate headquarters office facility in Neenah, Wisconsin, which was occupied during the third quarter of fiscal 2010. The building is owned by Plexus and located on a parcel of real estate on which Plexus has a ground lease with an option to purchase. The former Plexus headquarters facility in Neenah, Wisconsin, continues to be utilized primarily for engineering services.

ITEM 3.	LEGAL PROCEEDINGS
          In fiscal 2010, the Company determined that we would incur expenses up to approximately $1.1 million relating to non-conforming inventory received from a supplier, for which we expect partial recovery during fiscal 2011.
          We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. The Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
          In December 2009, the Company received settlement funds of approximately $3.2 million related to a court case in which the Company was a plaintiff. The settlement related to prior purchases of inventory and therefore was recorded as a reduction of cost of sales.
          The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
EXECUTIVE OFFICERS OF THE REGISTRANT
          The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	52	President, Chief Executive Officer and Director
Ginger M. Jones	46	Vice President and Chief Financial Officer
Michael D. Buseman	49	Senior Vice President - Global Manufacturing Operations
Steven J. Frisch	44	Regional President - Plexus EMEA and Senior Vice President – Global Engineering Services
Todd P. Kelsey	45	Senior Vice President - Global Customer Services
Yong Jin Lim	50	Regional President - Plexus Asia Pacific
Joseph E. Mauthe	48	Vice President - Global Human Resources
Angelo M. Ninivaggi	43	Vice President, General Counsel, Corporate Compliance Officer and Secretary
Michael T. Verstegen	52	Senior Vice President - Global Market Development
Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000.
Ginger M. Jones joined Plexus in 2007 as Vice President - Finance and since August 2007 has served as Vice President and Chief Financial Officer. Prior to joining Plexus, Ms. Jones served as the Vice President and Corporate Controller for Banta Corporation from 2002 to 2007.
Michael D. Buseman joined Plexus in 2006 and began serving as Senior Vice President - Global Manufacturing Operations in 2007. Previously, he held various management roles in the Company including Vice President for Plexus Electronic Assembly - North American Operations and Vice President Manufacturing Technology and Quality. Prior

to joining Plexus, Mr. Buseman served as Vice President and General Manager of Operations in Arden Hills, Minnesota for Celestica, Inc. from 2003 to 2006.
Steven J. Frisch joined Plexus in 1990 and began serving as Regional President – Plexus EMEA in October 2010, while retaining his responsibilities as Senior Vice President – Global Engineering Services, which began in 2007. Previously, Mr. Frisch served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.
Todd P. Kelsey joined Plexus in 1994 and began serving as Senior Vice President – Global Customer Services in August 2007. Previously, Mr. Kelsey served as Vice President and then Senior Vice President of Plexus Technology Group from 2001 to 2007.
Yong Jin Lim joined Plexus in 2002 and began serving as Regional President – Plexus Asia Pacific in 2007. From 2003 to 2007 he served as Vice President of Operations – Asia.
Joseph E. Mauthe joined Plexus in 2007 and began serving as Vice President – Global Human Resources in February 2008. Prior to joining Plexus, Mr. Mauthe served as Senior Director, Human Resources and various other positions for Kimberly-Clark Corporation from 1985 to 2007.
Angelo M. Ninivaggi joined Plexus in 2002 as Director of Legal Services. Since 2006, Mr. Ninivaggi has served as Vice President, General Counsel and Secretary and, since 2007, Mr. Ninivaggi has also served as Corporate Compliance Officer.
Michael T. Verstegen joined Plexus in 1983, serving in various engineering positions, and has served as Senior Vice President, Global Market Development since 2006. Prior thereto, he served as Vice President from 2002 to 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
          For the fiscal years ended October 2, 2010 and October 3, 2009, the Company’s common stock has traded on the Nasdaq Stock Market, in the Nasdaq Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended October 2, 2010					Fiscal Year Ended October 3, 2009
	High		Low			High		Low
First Quarter Second Quarter	$ $	29.67 38.00	$ $	23.96 27.42	First Quarter Second Quarter	$ $	21.32 18.22	$ $	11.62 10.48
Third Quarter		$39.66		$25.58	Third Quarter		$23.68		$14.44
Fourth Quarter		$31.69		$21.08	Fourth Quarter		$27.36		$18.87
Performance Graph
          The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronics Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2005, in Plexus common stock and in each of the indices. While the information presented below for 2005-2009 is provided as of the last business day of the respective fiscal year, information was not yet available for either of the indices at the time of preparation of this Report. Therefore, the fiscal 2010 information is presented as of September 30, 2010, the most recent date such information was available. Plexus stock closed at $29.35 on September 30, 2010, and at $30.73 on October 1, 2010, the last business day of fiscal 2010. By means of comparison to another market index that was available at the time of preparation of this Report, the Nasdaq Composite closed at 2,368.62 on September 30, 2010, and at 2,370.75 on October 1, 2010.

Comparison of Cumulative Total Return

	2005	2006	2007	2008	2009	2010

Plexus	100	112	160	127	149	172

Nasdaq-US	100	105	125	103	76	89

Nasdaq-Electronics	100	102	133	96	94	101
Shareholders of Record; Dividends
          As of November 12, 2010, there were approximately 660 shareholders of record. We have not paid any cash dividends. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Operating Statement Data	October 2,		October 3,		September 27,		September 29,		September 30,
	2010		2009		2008		2007		2006

Net sales	$2,013,393		$1,616,622		$1,841,622		$1,546,264		$1,460,557
Gross profit	206,922		154,776		205,761		163,539		158,700
Gross margin percentage	10.3%		9.6%		11.2%		10.6%		10.9%
Operating income	99,652		53,067	(1)	102,827	(2)	79,438	(3)	80,262
Operating margin percentage	4.9%		3.3%		5.6%		5.1%		5.5%
Net income	89,533		46,327	(1)	84,144	(2)	65,718	(3)	100,025	(4)
Earnings per share (diluted)	$2.19		$1.17	(1)	$1.92	(2)	$1.41	(3)	$2.15	(4)
Cash Flow Statement Data
Cash flows provided by operations	$1,962		$170,296		$64,181		$38,513		$83,084
Capital equipment additions	74,674		57,427		54,329		47,837		34,865
Balance Sheet Data
Working capital	$523,472		$459,113		$439,077		$427,116		$359,068
Total assets	1,290,379		1,022,672		992,230		916,516		801,462
Long-term debt and capital lease obligations	112,466		133,163		154,532		25,082		25,653
Shareholders’ equity	651,855		527,446		473,945		573,265		481,567
Return on average assets	7.7%		4.6%		8.8%		7.7%		14.3%
Return on average equity	15.2%		9.3%		16.1%		12.5%		24.3%
Inventory turnover ratio	4.1	x	4.4	x	5.3	x	5.5	x	6.4	x

1)	In fiscal 2009, we recorded goodwill impairment charges related to our United Kingdom operations of $5.7 million. In addition, we recorded pre-tax restructuring costs totaling $2.8 million which related primarily to the reduction of workforce in the United States and Mexico as well as fixed assets written down related to the closure of our Ayer, Massachusetts (“Ayer”) facility. A favorable tax adjustment of approximately $1.4 million, primarily related to the conclusion of federal and state audits, was also recorded.

2)	In fiscal 2008, we recorded pre-tax restructuring costs totaling $2.1 million which related primarily to the closure of our Ayer facility and the reduction of our workforce in Juarez, Mexico (“Juarez”).

3)	In fiscal 2007, we recorded pre-tax restructuring and asset impairment costs totaling $1.8 million which related primarily to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso, Scotland (“Kelso”).

4)	In fiscal 2006, we recorded a favorable adjustment of $17.7 million in the Consolidated Statements of Operations related to the reduction of a previously recorded valuation allowance on our deferred income tax assets in the United States. In addition, we recorded a $0.5 million loss, net of tax, related to a cumulative effect of a change in accounting principle related to the adoption of authoritative guidance related to asset retirement obligations.
          We have not paid cash dividends in the past.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream service model. This customer focused service model seamlessly integrates innovative product design, customized supply chain solutions, uniquely configured “focused factory” manufacturing, global end-market fulfillment and after-market services to deliver comprehensive end-to-end solutions for customers. We provide these services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced product design, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher complexity segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
          Our go-to-market strategy is also tailored to our target market sectors and business strategy. We have business development and customer management teams that are dedicated to each of the five sectors we serve. These teams are accountable for understanding the sector participants, technology, unique quality and regulatory requirements and longer-term trends in these sectors. Further, these teams help set our strategy for growth in these sectors with a particular focus on expanding the services and value-add that we provide to our current customers while strategically targeting select new customers to add to our portfolio.
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
          The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Part I, Item 1A herein.
EXECUTIVE SUMMARY
          As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. In fiscal 2009, this required an additional week, which was added to the first fiscal quarter. Therefore, the comparisons between fiscal 2010 and fiscal 2009 reflect that fiscal 2010 included 364 days while fiscal 2009 included 371 days.
          Fiscal 2010. Net sales for fiscal 2010 increased by $396.8 million, or 24.5 percent, from fiscal year 2009 to $2,013.4 million. Net sales increased in all of our market sectors during fiscal 2010, except for a slight decrease in the defense/security/aerospace sector. The overall higher net sales were driven primarily by stronger end-market conditions, as well as the ramp of production for new customer programs in the wireless infrastructure, wireline/networking, industrial/commercial, and medical sectors. These increases were partially offset by decreased net sales from two defense/security/aerospace sector customers, as well as decreased net sales to Juniper Networks, Inc. (“Juniper”). Net sales to Juniper, our largest customer, declined slightly as a result of decreased end-market demand for the mix of Juniper products produced by us.
          Gross margin was 10.3 percent for fiscal 2010, which compared favorably to 9.6 percent for fiscal 2009. Gross margins in fiscal 2010 were higher due to the increased net sales, changes in customer mix and proceeds from a litigation settlement (see Note 12), partially offset by increases in variable incentive compensation expense due to strong financial performance as well as fixed expenses as a result of higher headcount.
          Selling and administrative expenses were $107.3 million for fiscal 2010, an increase of $14.2 million, or 15.3 percent, from the $93.1 million for fiscal 2009. Sixty percent of the increase was due to higher variable incentive compensation in fiscal 2010 as compared to fiscal 2009. The remainder of the increase was driven primarily by increased employee compensation expense as a result of higher headcount to support revenue growth.
          For fiscal 2010, the Company did not incur any restructuring or impairment charges as compared to restructuring and asset impairment charges of $8.6 million in fiscal 2009, as explained below.
          Net income for fiscal 2010 was $89.5 million and diluted earnings per share were $2.19, which compared favorably to net income of $46.3 million, or $1.17 per diluted share, for fiscal 2009. Net income increased from the prior year period due to overall increased sales and higher gross margins, offset by increased fixed expenses and selling and administrative expenses. The effective tax rate in the current year period was 1 percent, which compares unfavorably to the 2 percent tax benefit in the prior year period. The increase in effective tax rate from the prior year period was primarily due to the mix of the Company’s fiscal 2010 pre-tax income and the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event that occurred in fiscal 2009.
          Fiscal 2009. Net sales for fiscal 2009 decreased by $225.0 million, or 12 percent, from fiscal year 2008 to $1,616.6 million. The challenging global economic environment contributed to lower revenues and decreased demand in all five of our end-market sectors. The overall reduction in net sales was driven primarily by decreased demand, resulting from economic conditions and lower end-market demand for our customers’ products, in particular from customers in the industrial/commercial, defense/security/aerospace and wireline/networking sectors. In addition, the inability of our customer to secure additional orders for the product we formerly manufactured for our unnamed defense customer led to decreased demand of $57.4 million. Net sales in our wireline/networking sector declined mainly due to decreased demand from several customers, including Juniper, our largest customer.
          The impact of overall economic conditions significantly contributed to reduced revenue, gross margin and ROIC below our normal expectations for the business. As a result, we took action in the second fiscal quarter of 2009 to control costs, including reducing discretionary spending and workforce reductions, as described in Note 10 to our Consolidated Financial Statements. In addition, we believe we took prudent steps to reduce our planned capital expenditures and working capital investments to balance potential future growth with then-current results.

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
          Restructuring and asset impairment charges were $8.6 million in fiscal 2009, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer facility and the reduction of our workforce across our United States facilities and in Juarez. For fiscal 2008, we recorded restructuring and asset impairment charges of $2.1 million, related to the announcement of the closure of our Ayer facility and the reduction of our workforce in Juarez.
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
          Other. The effective income tax rates (benefits) for fiscal 2010, 2009 and 2008 were 1 percent, (2) percent and 18 percent, respectively. The changes in our effective tax rate from fiscal 2008 to fiscal 2010 is primarily due to a higher proportion of income in Malaysia and Xiamen, China, where we currently have reduced tax rates due to tax holidays. We received approval from the Malaysian Investment Development Authority to extend the tax holiday in Malaysia for a period of five years through December 31, 2024, subject to certain conditions.
          ROIC. One of our metrics for measuring financial performance is after-tax ROIC. We define after-tax ROIC as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period. Capital employed is defined as equity plus debt, less cash and cash equivalents and short-term investments. ROIC was 19.5 percent, 13.2 percent and 20.1 percent for fiscal 2010, 2009 and 2008, respectively. See the table below for our calculation of ROIC (dollars in millions):

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Operating income (tax effected), excluding unusual charges	$98.7	$59.9	$86.1
Average invested capital	506.8	453.6	428.7
After-tax ROIC	19.5%	13.2%	20.1%
          ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of the Company’s financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). Non-GAAP financial measures, including ROIC, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide ROIC because we believe it offers insight into the metrics that are driving management decisions as well as management’s performance under the tests which it sets for itself.
          For a reconciliation of ROIC to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
          Fiscal 2011 outlook. Our current expectations for fiscal 2011 are to continue to capitalize on the ramp of new business wins and a strengthening economy, which should result in improved customer demand. This should help us achieve our long-term goals of compounded annual revenue growth of 15% or more and ROIC of 500 basis points above our estimated WACC. We review our internal calculation of WACC annually, and in fiscal 2010 reduced our estimate of WACC from 15.0% to 13.5%. This reduction is the result of lower beta for our shares and higher levels of debt in our capital structure, and will become effective for internal use in fiscal 2011.
          Based on customer forecasts and current economic conditions, we currently expect net sales in the first quarter of fiscal 2011 to be in the range of $550 million to $580 million; however, our results will ultimately depend upon the actual level of customer orders and production. We are experiencing the termination of business relationships with two of our customers, both of which were acquired in fiscal 2010, which we anticipate will adversely affect sales beginning in the first quarter of fiscal 2011. We will also be subject to changes in factors affecting the economy as a whole, some of which may differ from our expectations. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.56 to $0.62 per diluted share in the first quarter of fiscal 2011.
          We currently expect the annual effective tax rate for fiscal 2011 to be approximately three to five percent due to the mix of pre-tax income expected to occur in each tax jurisdiction. Due to significant tax rate differences in the jurisdictions in which we operate, our effective tax rate can change significantly as the relative amount of income earned in these jurisdictions changes. China and Mexico passed new tax laws that were effective on January 1, 2008. Also, on November 1, 2009, Mexico adopted tax reform legislation that took effect on January 1, 2010 and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. These new laws have not yet materially impacted our tax rates, but may result in a higher effective tax rate on our operations in future periods.
          See “Risk Factors,” in Part I, Item 1A hereof, which sets forth some of the other factors which could affect our net sales, operations and earnings going forward.
RESULTS OF OPERATIONS
          Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 2,	October 3,	Increase/	October 3,	September 27,	Increase/
	2010	2009	(Decrease)	2009	2008	(Decrease)

Net sales	$2,013.4	$1,616.6	$396.8 24.5%	$1,616.6	$1,841.6	$(225.0) (12.2)%
          Net sales for fiscal 2010 increased $396.8 million, or 24.5 percent, as compared to fiscal 2009. The net sales increase resulted from higher net sales in all of our market sectors, except for a slight decrease in the defense/security/aerospace sector. The overall higher net sales were driven primarily by strong end-market conditions, as well as the addition of new customers in the wireless infrastructure, wireline/networking, industrial/commercial and medical sectors. These net sales increases were offset in part by decreased net sales to two defense/security/aerospace customers, as well as lower net sales to Juniper as a result of a decline in end-market demand for the mix of Juniper products produced by us.
          Net sales for fiscal 2009 decreased 12.2 percent from fiscal 2008. The net sales decline was due to decreased demand from customers in each of our five end-market sectors, primarily due to decreased end-market demand. Significant decreases were noted in our industrial/commercial, defense/security/aerospace and wireline/networking sectors. In addition, the inability of our customer to secure additional orders for the product we formerly manufactured for our unnamed defense customer led to decreased demand of $57.4 million. Net sales in our wireline/networking sector decreased mainly due to decreased demand from several customers, including Juniper, our largest customer.
          Our net sales percentages by market sector for the indicated periods were as follows:

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Wireline/Networking	43%	44%	44%
Wireless Infrastructure	12%	11%	9%
Medical	20%	22%	21%
Industrial/Commercial	18%	13%	16%
Defense/Security/Aerospace	7%	10%	10%

	100%	100%	100%

          The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Juniper	16%	20%	20%
Top 10 customers	57%	57%	60%
          Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and our customer concentration with our top 10 customers has remained at or above 55 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.
          In the current economic environment, we are seeing increased merger and acquisition activity that has impacted our customers. Specifically, two of our customers were acquired in the first quarter of fiscal 2010. Our production for these two customers is ramping down during the first half of fiscal 2011 and full disengagement is expected. One of the customers, which generated approximately $89.0 million of revenue in fiscal 2010, has communicated that they plan to disengage from Plexus by the end of the first quarter of fiscal 2011; actual revenue in fiscal 2011 with this customer may vary based on the success and speed of their planned transition. The other customer, which generated approximately $72.0 million of revenue in fiscal 2010, has communicated plans to disengage over a period of multiple quarters and we are currently forecasting some level of revenue with this customer through fiscal 2012.
          Gross profit. Gross profit and gross margin for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 2,	October 3,	Increase/	October 3,	September 27,	Increase/
	2010	2009	(Decrease)	2009	2008	(Decrease)

Gross Profit	$206.9	$154.8	$52.1 33.7%	$154.8	$205.8	$(51.0) (24.8)%
Gross Margin	10.3%	9.6%		9.6%	11.2%
     For fiscal 2010, gross profit and gross margin were impacted by the following factors:
•	increased net sales in all of our reportable segments, driven by strong end-market conditions, as well as the addition of new customers in the wireless infrastructure, wireline/networking, industrial/commercial and medical sectors, as well as favorable changes in customer mix, which together accounted for approximately 75 percent of the increase in gross profit

•	increased capacity utilization from the higher revenue levels

•	proceeds of $3.2 million received from a litigation settlement, which was recorded as a reduction to cost of sales, and

•	partially offset by increased variable compensation expense of approximately $6.6 million as a result of improved financial performance and fixed expenses, primarily in the United States and Asia reportable segments, due to higher headcount to support the revenue growth.

     For fiscal 2009, gross profit and gross margin were impacted by the following factors:
•	decreased net sales in three of our four reportable segments (U.S., Mexico and Europe), particularly related to our largest customer, an unnamed defense customer and another significant customer as well as unfavorable changes in customer mix, which together accounted for approximately 88 percent of the decrease in gross profit

•	increased costs related to sites not operating at full capacity, including sites in China, Romania, Mexico, and Wisconsin; this accounted for approximately 8 percent of the decrease, and

•	a decrease in our variable incentive compensation expense, which offset the overall decrease in gross profit by approximately 12 percent.
          Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. We are currently in a constrained supply environment, which has caused, and may continue to cause, periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. These shortages and delays could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
          Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
          Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 2,	October 3,	Increase/	October 3,	September 27,	Increase/
	2010	2009	(Decrease)	2009	2008	(Decrease)

S&A	$107.3	$93.1	$14.2 15.3%	$93.1	$100.8	$(7.7) (7.6)%
Percent of net sales	5.3%	5.8%		5.8%	5.5%
          For fiscal 2010, sixty percent of the increase in S&A was due to higher variable incentive compensation expense as a result of strong financial performance. The remainder of the increase was driven primarily by an increase in headcount to support our revenue growth. S&A as a percentage of net sales decreased during fiscal 2010 as a result of net revenue expanding more quickly than these cost increases.
          Seventy percent of the decrease in S&A for fiscal 2009 was due to lower variable incentive compensation expense. In addition, savings from various other cost cutting measures were partially offset by additional expenses related to expansions in China and Romania. S&A as a percentage of net sales increased because these costs did not decline as quickly as net sales did in fiscal 2009.
          Restructuring and asset impairment charges. Our restructuring and asset impairment costs for fiscal 2010, 2009 and 2008 were as follows (dollars in millions):

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Goodwill impairment	$ -	$ 5.7	$ -
Severance costs	-	2.0	2.1
Adjustments to lease exit costs/other	-	0.9	-

Total restructuring and asset impairment charges	$ -	$ 8.6	$ 2.1

          The restructuring and asset impairment charges were associated with various reportable segments. Management excludes such charges when analyzing the performance of the reportable segments. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and asset impairment charges by reportable segment.
          Fiscal 2010 restructuring and asset impairment charges: For fiscal 2010, we did not incur any restructuring or asset impairment charges.
          Fiscal 2009 restructuring and asset impairment charges: For fiscal 2009, we recorded pre-tax restructuring and asset impairment charges of $8.6 million, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer facility and the reduction of our workforce across our facilities in the United States and Juarez. The details of these fiscal 2009 restructuring actions are listed below.
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
          Other income (expense). Other income (expense) for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 2,	October 3,	Increase/	October 3,	September 27,	Increase/
	2010	2009	(Decrease)	2009	2008	(Decrease)
Other income (expense)	$(9.2)	$(7.7)	$1.5 19.5%	$(7.7)	$(0.2)	$7.5 3,750.0%
Percent of net sales	(0.5)%	(0.5)%		(0.5)%	0.0%
          Other income (expense) for fiscal 2010 increased $1.5 million, to $9.2 million of expense from $7.7 million of expense in fiscal 2009. This change was driven by the unfavorable fluctuation in foreign currency translation and transaction adjustments of $2.1 million and reduced interest income of $0.9 million due to lower effective interest rates, partially offset by decreased interest expense of $1.3 million, primarily related to servicing the $150 million term loan drawn in April 2008.
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

          Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Income tax expense (benefit)	$0.9	$(0.9)	$18.5
Effective annual tax rate (benefit)	1.0%	(2.0)%	18.0%
          The change in our effective tax rate from fiscal 2008 to fiscal 2010 is primarily due to a higher proportion of income in Malaysia and Xiamen, China, where we currently have reduced tax rates due to tax holidays that extend through 2019 and 2013, respectively. We received approval from the Malaysian Investment Development Authority to extend the tax holiday in Malaysia for a period of five years through December 31, 2024, subject to certain conditions.
          As a result of using the with-and-without method under the requirements for accounting for stock based compensation, the Company recorded a valuation allowance for state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. During fiscal 2008 and 2009, the Company realized a reduction of its state income taxes payable from state net operating loss carryforwards. Consequently, we reversed approximately $0.1 million and $0.6 million of this valuation allowance with corresponding credits to additional paid in capital in fiscal years 2009 and 2008, respectively. As a result, we had a remaining valuation allowance of approximately $1.0 million related to tax deductions associated with stock-based compensation as of October 2, 2010.
          In addition, there was a remaining valuation allowance of $1.5 million as of September 27, 2008, related to various state deferred income tax assets for which utilization was uncertain due to a lack of sustained profitability and limited carryforward periods in those states. During fiscal 2009, we added $0.1 million of valuation allowance primarily related to changes in state laws. There was no change in the valuation allowance during fiscal 2010; therefore, we had a remaining valuation allowance of approximately $1.6 million as of October 2, 2010, related to state deferred income tax assets. If the US operations continue to generate losses, there may be a need to provide a valuation allowance on our net US deferred tax assets.
          We currently expect the annual effective tax rate for fiscal 2011 to be approximately three to five percent. China and Mexico passed new tax laws that were effective on January 1, 2008. Also, on November 1, 2009, Mexico adopted tax reform legislation that took effect on January 1, 2010 and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. These new laws did not materially impact our overall effective income tax rate in fiscal 2010 or 2009, but may result in a higher effective tax rate on our operations in future periods. On November 5, 2009, the United States adopted the “Worker, Homeownership, and Business Assistance Act of 2009”, which provides for an increase in the net operating loss carryback period from two years to five years for tax periods beginning or ending in calendar years 2008 and 2009, along with certain other tax law changes. This law did not have a material impact on our effective tax rate in fiscal 2010 and we do not currently believe that it will create a material impact on our effective income tax rate in future periods.
          Net Income. As a result of the above factors, our net income increased by $43.2 million, or 93.3 percent, in fiscal 2010 as compared to fiscal 2009. Diluted earnings per share increased by 87.2 percent. Net income decreased by $37.8 million, or 44.9 percent, in fiscal 2009 compared to fiscal 2008; diluted earnings per share decreased 39.1 percent.
LIQUIDITY AND CAPITAL RESOURCES
          Cash flows provided by operating activities were $2.0 million for fiscal 2010, compared to cash flows provided by operating activities of $170.3 million and $64.2 million for fiscal 2009 and 2008, respectively. During fiscal 2010, cash flows provided by operating activities were primarily a result of increased accounts payable as well as earnings after adjusting for the non-cash effects of depreciation and amortization expense, stock-based compensation expense and deferred income taxes, offset in part by increased inventory and accounts receivable.
          Inventory dollars increased by $170.0 million during fiscal 2010 as compared to fiscal 2009. Inventory turns decreased to 4.1 turns in fiscal 2010 from 4.4 turns in fiscal 2009. Days in inventory changed unfavorably as of October 2, 2010 to 90 days as compared to 83 days at October 3, 2009. The increase in inventory, both in dollars and days of cash cycle, was the result of additional inventory to support year over year growth and customer demand volatility during the economic recovery. The industry also experienced parts shortages, extended lead times and allocations (as described more fully in “Risk Factors” in Part I, Item IA herein), which increased the amount of inventory that we agreed to hold at the request of our customers to enhance their ability to respond to their end markets and meet customer demand. As part of our continued efforts to mitigate inventory risk, we have collected approximately $25.8 million in cash deposits from our customers, which are classified as customer deposits on the Consolidated Balance Sheets, and have also continued to work with customers that have excess inventory issues in accordance with contractual obligations.
          The overall increase in accounts receivable of $118.0 million during fiscal 2010 as compared to fiscal 2009 was mainly due to increased net sales. Other factors contributing to the increase in accounts receivable were unfavorable changes in customer terms for a customer in each of the wireline/networking and medical sectors as well as an wireline/networking customer that prepaid for its accounts in fiscal 2009 but elected not to do so in fiscal 2010. Our annualized days sales outstanding in accounts receivable for fiscal 2010 increased unfavorably from 45 days in fiscal 2009 to 51 days in fiscal 2010.
          Cash flows used in investing activities totaled $74.4 million for fiscal 2010. The primary investments included $74.7 million for purchases of property, plant and equipment, mainly in the United States and Asia to support customer demand in those regions and for the construction of a new headquarters facility in Neenah, Wisconsin. See Note 13 in Notes to Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment. Fiscal 2010 purchases of property, plant and equipment included $37.9 million, $30.9 million, $4.0 million and $1.9 million related to our Asia, U.S., Mexico and Europe reportable segments, respectively.
          On July 1, 2010, the Company entered into an agreement to purchase state leasehold land in Penang, Malaysia for approximately $9.0 million, subject to various purchase contingencies. The Company began construction of an additional manufacturing facility on the land during early fiscal 2011.
          We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2010. We currently estimate capital expenditures for fiscal 2011 to be approximately $100 million. A significant portion of the fiscal 2011 capital expenditures is anticipated to be used for the construction of a new manufacturing facility in Penang, Malaysia. We also anticipate beginning construction of facilities in Romania and China in fiscal 2011.
          Cash flows provided by financing activities totaled $2.3 million for fiscal 2010, primarily due to proceeds from the exercise of stock options, offset by the payments on our term note and capital leases.
          In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was effected through a cash payment by Plexus of $3.9 million.
          The Company did not repurchase any shares in either fiscal 2010 or fiscal 2009.
          On April 4, 2008, we entered into our credit agreement (the “Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of October 2, 2010, we had term loan borrowings of $112.5 million outstanding and no revolving borrowings under the Credit Facility.
          The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 2, 2010, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of October 2, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus

1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.
          The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases.
          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $9.0 million as of October 2, 2010. As of October 2, 2010, the total combined notional amount of the Company’s three interest rate swaps was $112.5 million.
          Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $42.0 million as of October 2, 2010. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.6 million at October 2, 2010.
          As of October 2, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U. S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. We believe that these securities are marketable and could be sold if we elected to do so.
          Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. $100 million of committed credit is currently available under the Credit Facility, with another $100 million available in an “accordion” facility, which is contingent upon compliance with the Credit Agreement and lender approval. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.
          We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.
FACILITY CLOSURES/EXPANSIONS
          In October 2010, we announced our plans to construct a manufacturing facility in Oradea, Romania which will provide approximately 160,000 to 215,000 square feet of manufacturing space and replace the 20,000 square foot facility that we currently lease. The Company anticipates beginning construction during fiscal 2011. We began manufacturing in our current facility in the fourth quarter of fiscal 2009.
          In October 2010, we entered into an agreement to purchase land in Xiamen, China, and anticipate beginning construction of a new manufacturing facility during fiscal 2011.
          In July 2010, we entered into an agreement to purchase state leasehold land in Penang, Malaysia, for $9.0 million, subject to various purchase contingencies. The Company began construction of an additional manufacturing facility on this land during early fiscal 2011.
          In fiscal 2010, we completed the construction of a new corporate headquarters office facility in Neenah, Wisconsin, which has approximately 104,000 square feet. This building consolidated corporate employees from four buildings into one location and included the exit of two leased facilities. We began occupancy of this facility in the third quarter of fiscal 2010. The building is owned by Plexus and located on a parcel of real estate on which Plexus has a ground lease with an option to purchase. The previous headquarters facility in Neenah, Wisconsin continues to be utilized primarily for engineering operations.
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
          In April 2009, we closed our Ayer, Massachusetts manufacturing facility and transitioned the customer programs to other facilities in our organization. This decision was the result of our proactive strategic planning process which determined that the Ayer facility was not strategically aligned with our future growth prospects and we could provide greater value to its customers by providing services at other Plexus locations.
REPORTABLE SEGMENTS
          A further discussion of our fiscal 2010 and 2009 financial performance by reportable segment is presented below (dollars in millions):

	Fiscal years ended
	October 2,	October 3,	September 27,
	2010	2009	2008
Net sales:
United States	$1,150.2	$1,007.1	$1,267.9
Asia	925.4	588.1	574.1
Mexico	94.5	77.2	78.3
Europe	72.5	55.6	68.8
Elimination of inter-segment sales	(229.2)	(111.4)	(147.5)

	$2,013.4	$1,616.6	$1,841.6

Operating income (loss):
United States	$74.2	$64.7	$116.1
Asia	114.8	63.7	59.5
Mexico	0.2	(3.5)	(2.7)
Europe	(1.8)	1.4	7.3
Corporate and other costs	(87.7)	(73.2)	(77.4)

	$99.7	$53.1	$102.8

United States:
Net sales for fiscal 2010 increased $143.1 million, or 14.2 percent, from fiscal 2009. This increase reflected higher end-market demand from numerous existing customers in each of our market sectors and demand from new customers in the wireline/networking, wireless infrastructure, and medical sectors. These increases were offset by reduced net sales to our largest customer, Juniper, due to the transfer of manufacturing of some products to our Asia reportable segment as well as decreased end-market demand for the mix of Juniper products produced by us. Operating income for fiscal 2010 increased $9.5 million from fiscal 2009 primarily as a result of higher revenues from the customers noted above, improved operating efficiencies resulting from higher production levels and proceeds received from a litigation settlement.
Net sales for fiscal 2009 decreased $260.8 million, or 20.6 percent, from fiscal 2008. This decline reflected lower demand, mainly from our unnamed defense/security/aerospace customer, and the transfer of production for Juniper product to our Asia reportable segment as well as the decrease in the demand from this customer due to lower end-market demand. Operating income for fiscal 2009 decreased $51.4 million from fiscal 2008 primarily as a result of decreased sales and unfavorable changes in customer mix, particularly related to our unnamed defense customer.

Asia:
Net sales for fiscal 2010 increased $337.3 million, or 57.4 percent, over fiscal 2009. This growth reflected higher net sales to multiple customers across our market sectors, increased demand from a new customer in the industrial/commercial sector and the transfer of the manufacturing of some Juniper products to the Asia reportable segment from the United States reportable segment, partially offset by the decrease in demand from Juniper described above. Operating income improved $51.1 million in fiscal 2010 as compared to fiscal 2009, primarily as a result of the net sales growth and operating efficiencies resulting from higher production levels.
Net sales for fiscal 2009 increased $14.0 million, or 2.4 percent, over fiscal 2008. This growth reflected increased net sales to multiple customers, with the most significant customer growth coming from the transfer of production of Juniper product from the United States reportable segment to the Asia reportable segment as well as increased demand from another customer in the wireline/networking sector and a customer in the medical sector. Operating income improved $4.2 million in fiscal 2009 as compared to fiscal 2008, primarily as a result of higher net sales and operating efficiencies resulting from higher production levels.
Mexico:
Net sales for fiscal 2010 increased $17.3 million, or 22.4 percent, from fiscal 2009. The net sales increase was primarily driven by higher end-market demand for existing customer programs in the industrial/commercial and wireline/networking sectors and the ramp of production for one existing customer in the industrial/commercial sector, offset by the disengagement of a wireline/networking customer. Operating results for the current year improved due to higher net sales volume.
Net sales for fiscal 2009 decreased $1.1 million, or 1.4 percent, from fiscal 2008. The net sales decrease was primarily driven by decreased demand from multiple customers across sectors due to lower end-market demand, offset by increased demand from a new program in the industrial/commercial sector. Operating loss increased from $2.7 million in fiscal 2008 to $3.5 million in fiscal 2009 as a result of decreased sales and an unfavorable change in customer mix.
Europe:
Net sales for fiscal 2010 increased $16.9 million, or 30.4 percent, from fiscal 2009. The change in net sales can be attributed to higher demand from the ramp of production for two existing customer programs in the industrial/commercial sector. Operating results were lower in the current year as compared to the prior year due to operating costs from our new Romania facility.
Net sales for fiscal 2009 decreased $13.2 million, or 19.2 percent, from fiscal 2008. The change in net sales can be attributed to a decrease in exchange rates as well as decreased demand due to lower end-market demand from one customer in the industrial/commercial sector. Operating income decreased $5.9 million to $1.4 million for fiscal 2009 as compared to fiscal 2008, primarily as a result of decreased net sales, start-up costs associated with our Oradea, Romania facility and unfavorable changes in customer mix.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
          Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 2, 2010 (dollars in millions):

	Payments Due by Fiscal Year
					2016 and
Contractual Obligations	Total	2011	2012-2013	2014-2015	thereafter

Long-Term Debt Obligations (1)	$126.1	$21.0	$105.1	$-	$-

Capital Lease Obligations	23.3	4.1	7.7	7.9	3.6
Operating Lease Obligations	40.4	8.6	15.1	10.7	6.0

Purchase Obligations (2)	470.1	466.2	3.3	-	0.6
Other Long-Term Liabilities on the Balance Sheet (3)	8.8	0.9	1.4	1.4	5.1
Other Long-Term Liabilities not on the Balance Sheet (4)	5.1	3.3	1.8	-	-

Total Contractual Cash Obligations	$673.8	$504.1	$134.4	$20.0	$15.3

1)	As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. As of October 2, 2010, the outstanding balance was $112.5 million. See Note 4 in Notes to Consolidated Financial Statements for further information.

2)	As of October 2, 2010, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

3)	As of October 2, 2010, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $5.9 million, as of October 2, 2010, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

4)	As of October 2, 2010, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $2.4 million to acquire land in Xiamen, China. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
          Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2010, there were no material changes to these policies. Our more critical accounting policies are noted below:
          Stock-Based Compensation – The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of operations over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. We continue to use the Black-Scholes valuation model to value stock options. See Note 1 in Notes to Consolidated Financial Statements for further information.
          Impairment of Long-Lived Assets – We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections.

Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings.
          Intangible Assets – During the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.7 million, related to the Company’s sole goodwill asset. The impairment wrote off the entire carrying value of our goodwill related to our Kelso facility, which was the sole reporting unit in the Europe reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken.
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
          Net sales from engineering design and development services, which are generally performed under contracts with durations of twelve months or less, are typically recognized as costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated.
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
          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. Any gain or loss on the derivatives will be recorded in the income statement in “Interest expense”. The total fair value of these interest rate swap contracts was $9.0 million and $9.3 million at October 2, 2010 and October 3, 2009, respectively.
          The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $42.0 million as of October 2, 2010. These forward contracts fix the foreign exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance

Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.6 million at October 2, 2010.
          Income Taxes – Deferred income taxes are provided for differences between the bases of assets and liabilities for financial and income tax reporting purposes. We record a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Realization of deferred income tax assets is dependent on our ability to generate sufficient future taxable income. Although our net deferred income tax assets as of October 2, 2010, still reflect a $1.6 million valuation allowance against certain deferred income tax assets, we may be able to utilize these deferred income tax assets to offset future taxable income in certain states. We also had a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation as of October 2, 2010. If the U.S. operations continue to generate losses, there may be a need to provide a valuation allowance on our net U.S. deferred tax assets.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
          We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia reportable segment, as described in Note 5 to Notes to Consolidated Financial Statements.
          Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2010	2009	2008
Net Sales	5%	4%	4%
Total Costs	13%	11%	11%
          The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of October 2, 2010, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
          We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $112.5 million in term loans as described in Note 5 in Notes to Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
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
Auction Rate Securities
          As of October 2, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as long-term other assets and whose underlying assets are in guaranteed student loans backed by a U.S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. The fair value of the auction rate securities approximates the carrying value of $2.0 million as of October 2, 2010. We believe that these securities are marketable and could be sold if we elected to do so.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See Part IV, Item 15 on page 38.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
          Management’s Annual Report on Internal Control Over Financial Reporting: Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of October 2, 2010, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of October 2, 2010, the Company’s internal control over financial reporting was effective.
          The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 2, 2010, as stated in their report included herein on page 40.
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
          Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that our disclosure controls and procedures and our internal control over financial reporting are effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION.
          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
          Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION
          Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Approval of the Amendment to, and Restatement of, the 2008 Long-Term Incentive Plan – Equity Compensation Plan Information” in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2011 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the following list of Financial Statements and Financial Statement Schedule on page 39.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 2, 2010
NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 2, 2010 and October 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 18, 2010

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008
(in thousands, except per share data)

	2010	2009	2008

Net sales	$2,013,393	$1,616,622	$1,841,622
Cost of sales (Note 12)	1,806,471	1,461,846	1,635,861

Gross profit	206,922	154,776	205,761

Operating expenses:
Selling and administrative expenses	107,270	93,138	100,815
Goodwill impairment charges	-	5,748	-
Restructuring charges	-	2,823	2,119

	107,270	101,709	102,934

Operating income	99,652	53,067	102,827

Other income (expense):
Interest expense	(9,589)	(10,875)	(6,543)
Interest income	1,436	2,323	7,661
Miscellaneous (expense) income	(1,062)	904	(1,330)

Income before income taxes	90,437	45,419	102,615

Income tax expense (benefit)	904	(908)	18,471

Net income	$89,533	$46,327	$84,144

Earnings per share:
Basic	$2.24	$1.18	$1.94

Diluted	$2.19	$1.17	$1.92

Weighted average shares outstanding:
Basic	40,051	39,411	43,340

Diluted	40,831	39,654	43,850

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 2, 2010 and October 3, 2009
(in thousands, except per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$188,244	$258,382
Accounts receivable, net of allowances of $1,400 and $1,000, respectively	311,205	193,222
Inventories	492,430	322,352
Deferred income taxes	18,959	15,057
Prepaid expenses and other	15,153	9,421

Total current assets	1,025,991	798,434

Property, plant and equipment, net	235,714	197,469
Deferred income taxes	11,787	10,305
Other	16,887	16,464

Total assets	$1,290,379	$1,022,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,409	$16,907
Accounts payable	360,686	233,061
Customer deposits	27,301	28,180
Accrued liabilities:
Salaries and wages	46,639	28,169
Other	50,484	33,004

Total current liabilities	502,519	339,321

Long-term debt and capital lease obligations, net of current portion	112,466	133,163
Other liabilities	23,539	22,742

Total non-current liabilities	136,005	155,905

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 47,849 and 46,994 shares issued, respectively, and 40,403 and 39,548 shares outstanding, respectively	478	470
Additional paid-in capital	399,054	366,371
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	445,568	356,035
Accumulated other comprehensive income	6,865	4,680

	651,855	527,446

Total liabilities and shareholders’ equity	$1,290,379	$1,022,672

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008 (in thousands)

						Accumulated
	Common Stock					Other
			Additional	Treasury	Retained	Comprehensive
	Shares	Amount	Paid-In Capital	Stock	Earnings	Income (Loss)	Total

Balances, September 29, 2007	46,402	$464	$336,603	$-	$224,586	$11,612	$573,265

Comprehensive income:
Net income	-	-	-	-	84,144	-	84,144
Foreign currency translation adjustments	-	-	-	-	-	882	882
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	(1,720)	(1,720)

Total comprehensive income							83,306
Adoption of Accounting for Uncertain Tax Positions	-	-	-	-	978	-	978
Treasury shares purchased	(7,446)	-	-	(200,110)	-	-	(200,110)
Issuance of common stock under Employee Stock Purchase Plan	7	-	177	-	-	-	177
Stock based compensation expense	-	-	8,737	-	-	-	8,737
Exercise of stock options, including tax benefits	363	4	7,588	-	-	-	7,592

Balances, September 27, 2008	39,326	468	353,105	(200,110)	309,708	10,774	473,945

Comprehensive income:
Net income	-	-	-	-	46,327	-	46,327
Foreign currency translation adjustments	-	-	-	-	-	(2,917)	(2,917)
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	(3,177)	(3,177)

Total comprehensive income							40,233
Stock based compensation expense	-	-	9,421	-	-	-	9,421
Exercise of stock options, including tax benefits	222	2	3,845	-	-	-	3,847

Balances, October 3, 2009	39,548	470	366,371	(200,110)	356,035	4,680	527,446

Comprehensive income:
Net income	-	-	-	-	89,533	-	89,533
Foreign currency translation adjustments	-	-	-	-	-	212	212
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	1,973	1,973

Total comprehensive income							91,718
Stock based compensation expense	-	-	9,536	-	-	-	9,536
Exercise of stock options, including tax benefits	855	8	23,147	-	-	-	23,155

Balances, October 2, 2010	40,403	$478	$399,054	$(200,110)	$445,568	$6,865	$651,855

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008
(in thousands)

	2010	2009	2008

Cash flows from operating activities
Net income	$89,533	$46,327	$84,144
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	40,152	34,468	29,219
Non-cash goodwill impairment	-	5,748	-
Gain on sale of property, plant and equipment	(236)	(54)	(39)
Stock based compensation expense	9,536	9,421	8,737
Deferred income taxes	(3,189)	(1,173)	562
Changes in operating assets and liabilities:
Accounts receivable	(117,449)	59,137	(22,402)
Inventories	(169,469)	16,904	(64,159)
Prepaid expenses and other	(5,108)	2,086	(6,813)
Accounts payable	122,226	4,630	(1,548)
Customer deposits	(911)	1,568	16,486
Accrued liabilities and other	36,877	(8,766)	19,994

Cash flows provided by operating activities	1,962	170,296	64,181

Cash flows from investing activities
Purchases of short-term investments	-	-	(53,400)
Sales and maturities of short-term investments	-	-	106,400
Payments for property, plant and equipment	(74,674)	(57,427)	(54,329)
Proceeds from sales of property, plant and equipment	280	342	239

Cash flows used in investing activities	(74,394)	(57,085)	(1,090)

Cash flows from financing activities
Proceeds from debt issuance	-	-	150,000
Purchases of common stock	-	-	(200,110)
Payments on debt and capital lease obligations	(20,899)	(20,726)	(6,737)
Proceeds from exercise of stock options	21,040	3,402	5,418
Income tax benefit of stock option exercises	2,115	445	1,603
Issuances of common stock under Employee Stock Purchase Plan	-	-	177

Cash flows provided by (used in) financing activities	2,256	(16,879)	(49,649)

Effect of foreign currency translation on cash and cash equivalents	38	(3,920)	(1,581)

Net (decrease) increase in cash and cash equivalents	(70,138)	92,412	11,861

Cash and cash equivalents, beginning of year	258,382	165,970	154,109

Cash and cash equivalents, end of year	$188,244	$258,382	$165,970

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements
1.	Description of Business and Significant Accounting Policies
          Description of Business: Plexus Corp. and its subsidiaries (together “Plexus”, the “Company” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream service model. This customer focused service model seamlessly integrates innovative product design, customized supply chain solutions, uniquely configured “focused factory” manufacturing, global end-market fulfillment and after-market services to deliver comprehensive end-to-end solutions for customers. We provide these services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial, and defense/security/aerospace market sectors. We provide advanced product design, manufacturing and testing services to our customers with a focus on the mid-to-lower volume, higher complexity segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design validation; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
          Consolidation Principles and Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.
          The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year ended on October 3, 2009. Therefore fiscal 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting years for fiscal 2010 and 2008 each included 364 days.
          In preparing the accompanying consolidated financial statements, the Company has reviewed, as deemed necessary by the Company’s management, other events and transactions occurring through the date the financial statements are issued.
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
          Investments in debt securities are classified as “available-for-sale.” Such investments are recorded at fair value as determined from quoted market prices, and the cost of securities sold is determined on the specific identification method. If material, unrealized gains or losses are reported as a component of comprehensive income or loss, net of the related income tax effect. For fiscal 2010, 2009 and 2008, unrealized or realized gains and losses were not material.

Plexus Corp.
Notes to Consolidated Financial Statements
          As of October 2, 2010 and October 3, 2009, cash and cash equivalents included the following securities (in thousands):

	2010	2009

Cash	$121,976	$37,129
Money market funds and other	66,268	207,253
U.S. corporate and bank debt	-	14,000

	$188,244	$258,382

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
          For the capitalization of software costs, the Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, consultants as well as payroll and payroll-related costs for employees directly involved in developing internal use computer software once the final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are expensed as incurred.
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

Plexus Corp.
Notes to Consolidated Financial Statements
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
          For the years ended October 2, 2010 and October 3, 2009 changes in the carrying amount of goodwill for the European reportable segment were as follows (in thousands):

Europe

Balance as of September 27, 2008	7,275

Foreign currency translation adjustment	(1,527)

Goodwill impairment	(5,748)

Balance as of October 3, 2009	$-

Balance as of October 2, 2010	$-

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
          Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as costs are incurred utilizing a percentage-of-completion model. Progress towards completion of product design and development contracts is based on units of work for labor content and costs incurred for component content. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2010, 2009 and 2008.
          Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
          Restructuring Charges: From time to time, the Company has recorded restructuring charges in response to the reduction in its sales levels and reduced capacity utilization. These restructuring charges included employee severance and benefit costs, costs related to plant closures, including leased facilities that will be abandoned (and subleased, as applicable), and impairment of equipment.
          The timing and related recognition of recording severance and benefit costs that are not presumed to be an ongoing benefit depend on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service

Plexus Corp.
Notes to Consolidated Financial Statements
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
          Income Taxes: Deferred income taxes are provided for the difference between the financial statement balance of assets and liabilities and their respective tax basis. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 6). Realization of deferred income tax assets is dependent on the Company’s ability to generate future taxable income. Recognition of deferred income tax assets is evaluated and tax reserves are recorded to address potential exposures related to income tax positions taken by the Company. These reserves are based on the assumptions and past experiences of the Company and provide for the uncertainty surrounding the application of statutes, rules, regulations, and interpretations to its income tax filings. It is possible that the actual costs or benefits relating to these matters may be materially more or less than the amount the Company estimated.
          Foreign Currency Translation: We translate assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. Dollar into U.S. Dollars using exchange rates in effect at year-end. We translate net sales, expenses and cash flows at the average monthly exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Statements of Operations as a component of miscellaneous other income (expense). Exchange (losses) gains on foreign currency transactions were $(1.5) million, $0.7 million and $(1.7) million for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively.
          Derivatives: The Company periodically enters into derivative contracts such as foreign currency forwards and interest rate swaps, which are designated as cash-flow hedges. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. Our interest rate swaps and forward contracts are treated as cash flow hedges and, therefore, $(0.1) million, $(3.7) million and $(1.7) million

Plexus Corp.
Notes to Consolidated Financial Statements
were recorded in “Accumulated other comprehensive income” for fiscal 2010, 2009 and 2008, respectively.
          Earnings Per Share: The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from stock options and restricted stock, excluding any with an antidilutive effect.
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
          Accumulated other comprehensive income consists of the following as of October 2, 2010 and October 3, 2009 (in thousands):

	2010	2009

Foreign currency translation adjustment	$9,789	$9,577
Cumulative change in fair market value of derivative instruments, net of tax	(2,924)	(4,897)

Accumulated other comprehensive income	$6,865	$4,680

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
          Fair Value of Financial Instruments: Accounts payable and accrued liabilities were reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of capital lease obligations was approximately $18.3 million and $23.0 million as of October 2, 2010 and October 3, 2009, respectively. The fair value of the Company’s term loan debt was $105.2 million and $107.8 million as of October 2, 2010 and October 3, 2009, respectively. The fair value of the Company’s derivatives are disclosed in Note 5. The Company uses quoted market prices when available or discounted cash flows to calculate fair value.
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

Plexus Corp.
Notes to Consolidated Financial Statements
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

Plexus Corp.
Notes to Consolidated Financial Statements
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
2.	Inventories
          Inventories as of October 2, 2010 and October 3, 2009 consisted of (in thousands):

	2010	2009

Raw materials	$365,883	$237,717
Work-in-process	56,036	29,399
Finished goods	70,511	55,236

	$492,430	$322,352

          Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009 were $25.8 million and $26.1 million, respectively.
3.	Property, Plant and Equipment
          Property, plant and equipment as of October 2, 2010 and October 3, 2009, consisted of (in thousands):

	2010	2009

Land, buildings and improvements	$138,230	$120,505
Machinery and equipment	255,138	220,402
Computer hardware and software	79,108	72,782
Construction in progress	22,145	11,727

	494,621	425,416

Less: accumulated depreciation	258,907	227,947

	$235,714	$197,469

          Assets held under capital leases and included in property, plant and equipment as of October 2, 2010 and October 3, 2009 consisted of (in thousands):

	2010	2009

Buildings and improvements	$22,700	$28,260
Machinery and equipment	1,803	939

	24,503	29,199
Less: accumulated amortization	8,905	7,600

	$15,598	$21,599

          The building and improvements category in the above table includes a manufacturing facility in San Diego, California, which was closed during fiscal 2003 and is no longer used. The Company subleased a portion of the facility during fiscal 2003 and the remaining portion during fiscal 2005. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility, adjusted for impairment, is approximately $11.6 million as of October 2, 2010.

Plexus Corp.
Notes to Consolidated Financial Statements
          Amortization of assets held under capital leases totaled $1.0 million, $0.9 million, and $0.8 million for fiscal 2010, 2009 and 2008, respectively. Capital lease additions were $0.9 million and $0.3 million for fiscal 2010 and fiscal 2009, respectively. There were no capital lease additions in fiscal 2008.
          As of October 2, 2010 and October 3, 2009, accounts payable included approximately $6.3 million and $1.4 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.
4.	Debt, Capital Lease Obligations and Other Financing
          Debt and capital lease obligations as of October 2, 2010 and October 3, 2009, consisted of (in thousands):

	2010	2009
Debt:
Borrowings under term loan, expiring on April 4, 2013, interest rate of base rate or LIBOR rate plus 1.00%. See also Note 5, Derivatives.	$112,500	$127,500

Capital lease:
Capital lease obligations for equipment and facilities located in San Diego, Kelso, Scotland (2009 only) and Xiamen, China, expiring on various dates through 2017; weighted average interest rates of 10.2% and 9.5% for fiscal 2010 and 2009, respectively.	17,375	22,570

Less: current portion	(17,409)	(16,907)

Long-term debt and capital lease obligations, net of current portion	$112,466	$133,163

          In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was effected through a cash payment by Plexus of $3.9 million.
          The aggregate scheduled maturities of the Company’s debt obligations as of October 2, 2010, are as follows (in thousands):

2011	$15,000
2012	15,000
2013	82,500

Total	$112,500

Plexus Corp.
Notes to Consolidated Financial Statements
          The aggregate scheduled maturities of the Company’s obligations under capital leases as of October 2, 2010, are as follows (in thousands):

2011	$4,067
2012	3,760
2013	3,853
2014	3,944
2015	4,038
Thereafter	3,608

23,270
Less: interest portion of capital leases	5,895

Total	$17,375

          On April 4, 2008, the Company entered into our Credit Facility with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of October 2, 2010, the Company has term loan borrowings of $112.5 million outstanding and no revolving borrowings under the Credit Facility.
          The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 2, 2010, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on borrowing varies depending upon the Company’s then-current total leverage ratio; as of October 2, 2010, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.
          The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
          Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.7 million, $0.7 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.
          Cash paid for interest in fiscal 2010, 2009 and 2008 was $9.2 million, $10.5 million and $4.2 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements
5.	Derivatives
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
          In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $9.0 million and $9.3 million as of October 2, 2010 and October 3, 2009, respectively. As of October 2, 2010, the total combined notional amount of the Company’s three interest rate swaps was $112.5 million.
          The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $42.0 million as of October 2, 2010. These forward contracts fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.6 million and $0.5 million at October 2, 2010 and October 3, 2009, respectively.
          The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Consolidated Balance Sheets:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 2,	October 3,		October 2,	October 3,
		2010	2009		2010	2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		-	-	Current liabilities – Other	$3,616	$2,072
Interest rate swaps		-	-	Other liabilities	$5,423	$7,253
Forward contracts	Prepaid expenses and other	$2,612	$530

Plexus Corp.
Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Statements of Operations
for the Twelve Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Cash Flow Hedging Relationships	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	October 2,	October 3,		October 2,	October 3,		October 2,	October 3,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(4,622)	$(10,037)	Interest income (expense)	$(4,908)	$(3,668)	Other income (expense)	$ -	$ -
Forward contracts	$4,110	$530	Selling and administrative expenses	$2,028	$-	Other income (expense)	$ -	$ -

Plexus Corp.
Notes to Consolidated Financial Statements
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
          Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
          The following table lists the fair values of the Company’s financial instruments as of October 2, 2010, by input level as defined above:

	Fair Value Measurements Using Input Levels (in thousands):
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$-	$9,039	$-	$9,039
Forward currency forward contracts	$-	$2,612	$-	$2,612

          The fair value of interest rate swaps and foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. The primary input in the fair value of the interest rate swaps is the relevant LIBOR forward curve. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
          As of October 2, 2010, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U. S. government agency.
6.	Income Taxes
          The domestic and foreign components of income (loss) before income taxes for fiscal 2010, 2009 and 2008 consisted of (in thousands):

	2010	2009	2008
U.S.	$(7,742)	$(5,380)	$49,449
Foreign	98,179	50,799	53,166

	$90,437	$45,419	$102,615

Plexus Corp.
Notes to Consolidated Financial Statements
Income tax expense (benefit) for fiscal 2010, 2009 and 2008 consisted of (in thousands):

	2010	2009	2008
Current:
Federal	$-	$(1,666)	$15,593
State	74	121	949
Foreign	4,019	1,809	1,367

	4,093	264	17,909

Deferred:
Federal	(1,029)	(622)	443
State	(459)	954	25
Foreign	(1,701)	(1,504)	94

	(3,189)	(1,172)	562

	$904	$(908)	$18,471

          The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2010, 2009 and 2008:

	2010	2009	2008

Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	0.6	2.0	-
State income taxes, net of federal income tax	(0.3)	(0.2)	1.6
Foreign income and tax rate differences	(34.5)	(40.1)	(18.5)
Other, net	0.2	1.3	(0.1)

Effective income tax rate	1.0%	(2.0)%	18.0%

          The Company recorded income tax expense of $0.9 million for fiscal 2010. The Company recorded income tax benefit of $(0.9) million for fiscal 2009 and tax expense of $18.5 million for fiscal 2008. The reduction to the income tax expense recorded as compared to our normal statutory rates is primarily due to the effect of pre-tax income in Malaysia and Xiamen, China, which benefit from reduced effective tax rates due to tax holidays.
          The components of the net deferred income tax asset as of October 2, 2010 and October 3, 2009, consisted of (in thousands):

	2010	2009
Deferred income tax assets:
Loss/credit carryforwards	$10,904	$5,864
Goodwill	3,550	4,313
Inventories	7,936	6,867
Accrued benefits	14,473	12,611
Allowance for bad debts	383	267
Interest rate swaps	3,504	3,898
Other	3,917	3,527

Total gross deferred income tax assets	44,667	37,347
Less valuation allowance	(2,547)	(2,547)

Deferred income tax assets	42,120	34,800

Deferred income tax liabilities:
Property, plant and equipment	10,346	8,253
Other	1,028	1,185

Deferred income tax liabilities	11,374	9,438

Net deferred income tax asset	$30,746	$25,362

Plexus Corp.
Notes to Consolidated Financial Statements
          As a result of using the with-and-without method under the requirements for accounting for stock based compensation, the Company recorded a valuation allowance for state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. During fiscal 2008 and 2009 the Company realized a reduction of its state income taxes payable from state net operating loss carryforwards. Consequently, the Company reversed approximately $0.1 million and $0.6 million of this valuation allowance with corresponding credits to additional paid in capital in fiscal years 2009 and 2008, respectively.
          In addition, there is a remaining valuation allowance of $1.6 million as of October 2, 2010, related to various state deferred income tax assets where it is more likely than not that the asset will not be realized due to a lack of sustained profitability and limited carryforward periods in these states.
          In October 2007, Mexico adopted a series of new tax laws, effective beginning on January 1, 2008. These laws did not have a material effect on our fiscal 2009 and fiscal 2010 tax years. However, these laws could have an effect on the taxes levied on our Mexican income in the future. On November 1, 2009, Mexico adopted tax reform legislation that took effect January 1, 2010, and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. These laws did not have a material impact on our effective income tax rate in our fiscal 2010 year; however, it could have a material effect on future periods. On November 5, 2009, the United States adopted the “Worker, Homeownership, and Business Assistance Act of 2009”, which provides for an increase in the net operating loss carryback period from two years to five years for tax periods beginning or ending in calendar years 2008 and 2009, along with certain other tax law changes. This law did not have a material impact on our effective tax rate in fiscal 2010 and we do not currently believe that it will create a material impact on our effective income tax rate in future periods.
          In March 2007, the Chinese government made significant changes to its tax law with a bias toward a unified tax rate for domestic and foreign enterprises of 25 percent. The law was effective on January 1, 2008. The effect of the law on enterprises with agreed-upon incentives requires that their China federal taxes will be increased to the new unified tax rate over a five-year period beginning in calendar 2008. This law did not have a material effect on our income taxes for our fiscal 2010 or 2009 tax years. However, depending upon the relative amount of income earned in China in the future, the increased tax rates on our China income could have a material effect.
          In July 2005, the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. For fiscal years 2010, 2009 and 2008, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on proposed agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.
          The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2019 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. We have received approval to extend our tax holiday in Malaysia for a period of five years through December 31, 2024, subject to certain conditions. In fiscal 2010, 2009 and 2008, these subsidiaries generated income, which resulted in tax reductions of approximately $23.0 million, $15.2 million and $13.6 million, respectively.
          The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $309.0 million as of October 2, 2010. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.

Plexus Corp.
Notes to Consolidated Financial Statements
          In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law in the United States. The Jobs Act includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2010, 2009 and 2008, the Company did not repatriate any qualified earnings pursuant to the Jobs Act.
          As of October 2, 2010, the Company had approximately $69.2 million of state net operating loss carryforwards that expire between fiscal 2011 and 2027.
          Cash paid for income taxes in fiscal 2010, 2009 and 2008 was $3.5 million, $2.9 million and $22.7 million, respectively.
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

Balance at beginning of fiscal 2010	$4.8
Gross increases for tax positions of prior years	0.1
Gross increases for tax positions of the current year	1.0
Gross decreases for tax positions of prior years	-
Settlements	-

Balance at October 2, 2010	$5.9

          Approximately $4.8 million of the balance as of October 2, 2010, would reduce the Company’s effective tax rate if recognized.
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes were approximately $0.5 million, $0.3 million and $0.4 million as of October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The Company recognized $0.2 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Operations for the year ended October 2, 2010.
          During the second quarter of fiscal 2009, tax expense decreased by approximately $1.4 million, consisting of approximately $1.6 million, including interest, related to the conclusion of federal and state audits, which resulted in a reduction of the liability related to uncertainty in income taxes, offset by an additional provision of $0.2 million for changes in state tax laws.
          It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
          Upon adoption of the interpretation and also as of October 2, 2010, the Company had tax years from fiscal 2007 and forward open and subject to examination by the Internal Revenue Service (“IRS”). For the major state tax jurisdictions, the Company has fiscal 2001 and forward open and subject to examination.

Plexus Corp.
Notes to Consolidated Financial Statements
7.	Shareholders’ Equity
          In July 2008, the Company completed the $200 million share repurchase program with a total purchase of 7.4 million shares at a volume-weighted average price of $26.87 per share.
          Pursuant to the Company’s Rights Agreement, each preferred share purchase right (a “Right”) entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.01 par value per share (“Preferred Share”), at a price of $125.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of more than 20% of the Company’s outstanding common stock or commences, or announces an intention to make, a tender offer or exchange offer that would result in such person or group acquiring the beneficial ownership of more than 20% of the Company’s common stock. The Rights expire on August 28, 2018, subject to extension.
8.	Earnings Per Share
          The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Earnings:
Net income	$89,533	$46,327	$84,144

Basic weighted average common shares outstanding	40,051	39,411	43,340
Dilutive effect of stock options	780	243	510

Diluted weighted average shares outstanding	40,831	39,654	43,850

Earnings per share:
Basic	$2.24	$1.18	$1.94

Diluted	$2.19	$1.17	$1.92

          In fiscal 2010, 2009 and 2008, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 1.2 million, 2.7 million and 1.5 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive. In fiscal 2009 and 2008, restricted stock units (“RSUs”) of approximately 20,000 and 90,000 units, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. In fiscal 2010 there were no anti-dilutive RSUs outstanding.
9.	Operating Lease Commitments
          The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021. Rent expense under all operating leases for fiscal 2010, 2009 and 2008 was approximately $11.8 million, $11.9 million and $11.5 million, respectively. Renewal and purchase options are available on certain of these leases.

Plexus Corp.
Notes to Consolidated Financial Statements
          Future minimum annual payments on operating leases are as follows (in thousands):

2011	$8,554
2012	7,961
2013	7,076
2014	6,405
2015	4,368
Thereafter	6,035

$40,399

10.	Restructuring and Asset Impairment Charges
          Fiscal 2010 restructuring and asset impairment charges: For fiscal 2010, the Company did not incur any restructuring or impairment charges.
          Fiscal 2009 restructuring and asset impairment charges: For fiscal 2009, we recorded pre-tax restructuring and asset impairment charges of $8.6 million, related to goodwill impairment in our Europe reportable segment, the closure of our Ayer, Massachusetts (“Ayer”) facility and the reduction of our workforce across our facilities in the United States and Juarez, Mexico (“Juarez”). The details of these fiscal 2009 restructuring actions are listed below:
          Goodwill Impairment: During the second quarter of fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of our goodwill related to our Kelso, Scotland (“Kelso”) facility. The impairment charge was driven by macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was recorded.
          Ayer Facility Closure: During the third quarter of fiscal 2009, we closed our Ayer facility. In fiscal 2009, we recorded pre-tax restructuring charges of $0.4 million, related to the disposal of certain assets and costs to exit this leased facility.
          Other Restructuring Charges. In fiscal 2009, we recorded pre-tax restructuring charges of $2.0 million related to severance at facilities in the United States as well as Juarez. These workforce reductions affected approximately 450 employees. We also recorded approximately $0.5 million of asset impairment charges at Corporate.
          Fiscal 2008 restructuring and asset impairment charges: For fiscal 2008, we recorded pre-tax restructuring and asset impairment charges of $2.1 million, related to the closure of our Ayer facility and the restructuring of our workforce in Juarez. The details of these fiscal 2008 restructuring actions are listed below:
          Ayer Facility Closure: During the fourth quarter of fiscal 2008, we announced our intention to close our Ayer facility. In fiscal 2008, we recorded pre-tax restructuring charges of $1.9 million, related to severance for 170 impacted employees and costs to retain certain employees.
          Other Restructuring Charges. In fiscal 2008, we recorded pre-tax restructuring charges of $0.2 million related to severance at our Juarez facility. The Juarez workforce reductions affected approximately 20 employees.

Plexus Corp.
Notes to Consolidated Financial Statements
          A detail of restructuring and asset impairment charges are provided below (in thousands):

	Employee	Lease
	Termination and	Obligations and	Non-cash Asset
	Severance Costs	Other Exit Costs	Impairments	Total

Accrued balance, September 29, 2007	$989	$-	$-	$989

Restructuring and asset impairments charges	2,350	-	-	2,350
Adjustment to provisions	(231)	-	-	(231)
Amount utilized	(1,070)	-	-	(1,070)

Accrued balance, September 27, 2008	2,038	-	-	2,038

Restructuring and asset impairments charges	2,196	876	5,748	8,820
Adjustment to provisions	(249)	-	-	(249)
Amount utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	44	86	-	130

Restructuring and asset impairments charges	-	-	-	-
Adjustment to provisions	-	-	-	-
Amount utilized	(44)	(86)	-	(130)

Accrued balance, October 2, 2010	$-	$-	$-	$-

          For a detail of restructuring and asset impairment charges by reportable segment, see Note 13 — Reportable Segment, Geographic Information and Major Customers.
11.	Benefit Plans
          Employee Stock Purchase Plans: The shareholder-approved 2005 Employee Stock Purchase Plan (the “2005 Purchase Plan”) allowed for qualified employees to participate in the purchase of the Company’s common stock. The 2005 Purchase Plan expired on June 30, 2010. The Company issued 6,976 shares under the 2005 Purchase Plan during fiscal 2008. Purchases under the 2005 Purchase Plan were terminated by the board of directors in January 2008; therefore, no shares were issued pursuant to the 2005 Purchase Plan in fiscal 2009 or fiscal 2010.
          401(k) Savings Plan: The Company’s 401(k) Savings Plan covers all eligible U.S. employees. Effective January 1, 2010, the Company began matching employee contributions up to 4 percent of eligible earnings. Previously, the Company matched employee contributions up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2010, 2009 and 2008 totaled $4.9 million, $2.9 million and $2.8 million, respectively.
          Stock-based Compensation Plans: In February 2008, the Company’s shareholders approved the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), unrestricted stock awards (“SAs”) and performance stock, in addition to cash awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, long-term cash awards of up to $1.5 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for stock options, SARs, RSUs and other awards under the 2008 Plan as well as accelerate

Plexus Corp.
Notes to Consolidated Financial Statements
the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
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
          Stock option and SARs grants are determined annually, but granted on a quarterly basis. However, grants of RSUs and long-term cash awards are generally made only on an annual basis. In fiscal 2009, the Company made a special grant consisting solely of RSUs to certain key employees (excluding our Chief Executive Officer) to encourage retention, but did not make similar special grants in fiscal 2010.
          For options issued to the members of the Board of Directors in fiscal 2009 and 2008, 50 percent of their stock options vested immediately at the date of grant. Their remaining stock options vested on the first anniversary of the grant date. For options issued to the members of the Board of Directors in fiscal 2010, all of their stock options vested immediately on the date of grant. In fiscal 2010, the Company granted members of the board of directors SAs, which vested immediately on grant.
          In fiscal 2010, under the 2008 Plan, the Company granted options, which had a term of ten years, to purchase 0.3 million shares of the Company’s common stock and 0.3 million stock-settled SARs, which had a term of seven years. Additionally, the Committee made awards of RSUs for 0.1 million shares of common stock and long-term cash awards that totaled $0.9 million, all of which vest on the third anniversary of grant. In addition, in fiscal 2010, the Committee granted SAs for 0.1 million shares of common stock.
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
          The Company recognized $9.5 million, $9.4 million, and $8.7 million of compensation expense associated with stock options, SARs, RSUs and SAs for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008, respectively. The related deferred tax benefit recognized was $3.2 million, $2.4 million, and $2.0 million for the fiscal years ended October 2, 2010, October 3, 2009, and September 27, 2008.

Plexus Corp.
Notes to Consolidated Financial Statements
          A summary of the Company’s stock option and SAR activity follows:

	Number of	Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Outstanding as of September 29, 2007	3,378	$25.13

Granted	563	26.62
Cancelled	(185)	36.66
Exercised	(363)	14.93

Outstanding as of September 27, 2008	3,393	$25.88

Granted	614	19.71
Cancelled	(166)	28.75
Exercised	(223)	15.43

Outstanding as of October 3, 2009	3,618	$25.34

Granted	603	32.29
Cancelled	(122)	34.18
Exercised	(910)	25.80

Outstanding as of October 2, 2010	3,189	$26.18	$21,576

	Number of	Weighted	Aggregate
	Shares	Average Exercise	Intrinsic Value
	(in thousands)	Price	(in thousands)

Exercisable as of:
September 27, 2008	2,533	$24.78

October 3, 2009	2,815	$26.36

October 2, 2010	2,365	$25.37	$18,175

          Included in the table above are 335,022 and 310,071 SARs, which were granted in fiscal 2010 and 2009, respectively.
          The following table summarizes outstanding stock option and SAR information as of October 2, 2010 (shares in thousands):

	Number of	Weighted	Weighted	Number of	Weighted
Range of	Shares	Average	Average	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

$ 8.97 - $14.63	495	$13.29	4.6	432	$13.10
$14.64 - $20.95	459	$18.09	5.5	334	$17.56
$20.96 - $29.84	1,203	$24.68	5.5	1,014	$24.53
$29.85 - $53.50	1,032	$37.70	6.5	585	$40.35

$8.97 - $53.50	3,189	$26.18	5.7	2,365	$25.37
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

Plexus Corp.
Notes to Consolidated Financial Statements
          The weighted average fair value per share of options and SARs issued for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 were $14.25, $8.72 and $11.30, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Years Ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Expected life (years)	4.40 – 5.00	4.40 – 4.90	3.75 – 5.48
Risk-free interest rate	1.61 – 5.00%	1.76 – 5.00%	2.59 – 5.00%
Expected volatility	46 – 55%	46 – 55%	46 – 66%
Weighted average volatility	48%	48%	53%
Dividend yield	-	-	-
          The fair value of options and SARs vested for fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 were $3.1 million, $6.3 million and $5.0 million, respectively.
          For the fiscal years ended October 2, 2010 and October 3, 2009, the total intrinsic value of options and SARs exercised was $8.5 million and $1.2 million, respectively.
          As of October 2, 2010, there was $7.1 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.37 years.
          A summary of the Company’s RSUs and SAs activity follows:

		Weighted
	Number of	Average Fair	Aggregate
	Shares	Value at Date of	Intrinsic Value
	(in thousands)	Grant	(in thousands)

Units outstanding as of September 27, 2008	99	$30.54

Granted	210	21.73
Cancelled	(11)	24.86
Vested	-	-

Units outstanding as of October 3, 2009	298	$24.54

Granted	115	33.99
Cancelled	(12)	26.95
Vested	(16)	33.99

Units outstanding as of October 2, 2010	385	$26.90	$11,797

          The Company uses the fair value at the date of grant to value RSUs and SAs. The fair value of SAs that vested for the fiscal year ended October 2, 2010 was $0.5 million. There were not any RSUs that vested during the fiscal year ended October 2, 2010, nor were there any RSUs or SAs that vested during the fiscal years ended October 3, 2009 or September 27, 2008.
          As of October 2, 2010, there was $4.4 million of unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 1.75 years.
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

Plexus Corp.
Notes to Consolidated Financial Statements
          In fiscal 2009, in connection with a review of deferred compensation agreements, it was determined that the deferred compensation agreements were not being administered by Plexus as was originally intended and that two former executives had been overpaid by Plexus in previous years. Previously, the supplemental executive retirement agreements provided that future payments were to be adjusted, depending upon the performance of underlying investments; the original intent of these agreements was for a fixed 15-year annual installment payment stream. In August 2009 amendments were entered into in order to align the provisions regarding the determination of payment amounts to a fixed 15-year annual installment payment stream. The amendments were consistent with the intent of the original agreements and with the manner in which the agreement had operated in practice.
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
          In fiscal 2003, due to changes in the law, Plexus terminated a split-dollar life insurance program under the SERP and replaced it with a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2010, 2009 and 2008, the Company made contributions to the participants’ SERP accounts in the amount of $0.2 million, $0.2 million and $0.5 million, respectively.
          As of October 2, 2010 and October 3, 2009, the SERP assets held in the Trust totaled $6.0 million and $5.3 million, respectively, and the related liability to the participants totaled approximately $4.0 million and $3.7 million as of October 2, 2010 and October 3, 2009, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in “Other assets” and “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
          Other: The Company is not obligated to provide any postretirement medical or life insurance benefits to employees.
12.	Litigation
          In fiscal 2010, the Company determined that it would incur expenses up to approximately $1.1 million relating to non-conforming inventory received from a supplier, for which we are seeking partial recovery during fiscal 2011.
          We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. The Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
          In December 2009, the Company received settlement funds of approximately $3.2 million related to a court case in which the Company was a plaintiff. The settlement related to prior purchases of inventory and therefore was recorded as a reduction of cost of sales.
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
          Information about the Company’s four reportable segments in fiscal 2010, 2009 and 2008 were as follows (in thousands):

	Years Ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Net sales:
United States	$1,150,207	$1,007,087	$1,267,885
Asia	925,391	588,129	574,079
Mexico	94,513	77,259	78,296
Europe	72,627	55,587	68,837
Elimination of inter-segment sales	(229,345)	(111,440)	(147,475)

	$2,013,393	$1,616,622	$1,841,622

Depreciation and amortization:
United States	$11,345	$10,230	$8,994
Asia	18,536	16,154	12,471
Mexico	2,313	2,215	1,791
Europe	1,957	782	836
Corporate	6,001	5,087	5,127

	$40,152	$34,468	$29,219

Operating income (loss):
United States	$74,191	$64,730	$116,143
Asia	114,760	63,662	59,535
Mexico	218	(3,507)	(2,693)
Europe	(1,806)	1,352	7,259
Corporate and other costs	(87,711)	(73,170)	(77,417)

	$99,652	$53,067	$102,827

Capital expenditures:
United States	$12,457	$17,838	$18,078
Asia	37,909	23,052	27,556
Mexico	4,026	2,026	2,900
Europe	1,884	5,587	1,485
Corporate	18,398	8,924	4,310

	$74,674	$57,427	$54,329

Plexus Corp.
Notes to Consolidated Financial Statements

	October 2,	October 3,
	2010	2009

Total assets:
United States	$451,284	$346,272
Asia	539,543	370,247
Mexico	44,355	45,699
Europe	84,786	86,024
Corporate	170,411	174,430

	$1,290,379	$1,022,672

          The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Years ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Net sales:
United States	$1,150,207	$1,007,087	$1,267,885
Malaysia	788,189	512,656	486,751
Mexico	94,513	77,259	78,296
China	137,202	75,473	87,328
United Kingdom	71,519	55,577	68,837
Romania	1,108	10	-
Elimination of inter-segment sales	(229,345)	(111,440)	(147,475)

	$2,013,393	$1,616,622	$1,841,622

	October 2,	October 3,
	2010	2009

Long-lived assets:
Malaysia	$86,387	$72,325
United States	59,233	51,811
United Kingdom	7,248	5,989
China	21,920	14,266
Mexico	8,655	6,940
Romania	4,484	5,760
Corporate	47,787	40,378

	$235,714	$197,469

          Long-lived assets as of October 2, 2010 and October 3, 2009 exclude other long-term assets and deferred income tax assets which totaled $28.7 million and $26.8 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements
          Restructuring and asset impairment charges are not allocated to reportable segments, as management excludes such charges when assessing the performance of the reportable segments, but rather includes such charges within the “Corporate and other costs” section of the above table of operating income (loss). In fiscal 2010 the Company did not incur any restructuring or asset impairment charges. In fiscal 2009 and 2008, the Company incurred restructuring and asset impairment charges (see Note 10) which were associated with various segments (in thousands):

	Years Ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Restructuring and asset impairment charges:
United States	$-	$1,089	$1,852
Mexico	-	741	267
Europe	-	5,748	-
Corporate	-	993	-

	$-	$8,571	$2,119

          The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Years Ended
	October 2,	October 3,	September 27,
	2010	2009	2008

Juniper Networks, Inc. (“Juniper”)	16%	20%	20%
          For our significant customers, we generally manufacture products in more than one location. Net sales to Juniper, our largest customer, occur in the United States and Asia reportable segments.
          The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	October 2,	October 3,
	2010	2009
`
Juniper	17%	15%
General Electric Company	10%	*

*Represents less than 10 percent of total accounts receivable
          No other customers represented ten percent or more of the Company’s total net sales or total trade receivable balances as of October 2, 2010 and October 3, 2009.
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
          Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2010 and 2009 (in thousands):

Limited warranty liability, as of September 27, 2008	$4,052
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(89)

Limited warranty liability, as of October 3, 2009	4,470
Accruals for warranties issued during the period	557
Settlements (in cash or in kind) during the period	(972)

Limited warranty liability, as of October 2, 2010	$4,055

15.	Quarterly Financial Data (Unaudited)
          Summarized quarterly financial data for fiscal 2010 and 2009 consisted of (in thousands, except per share amounts):

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$430,399	$490,978	$536,384	$555,632	$2,013,393
Gross profit	44,541	50,471	55,548	56,362	206,922
Net income	17,844	20,714	24,368	26,607	89,533

Earnings per share:
Basic	$0.45	$0.52	$0.60	$0.66	$2.24
Diluted	$0.44	$0.51	$0.59	$0.65	$2.19

Plexus Corp.
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$456,109	$388,895	$378,643	$392,975	$1,616,622
Gross profit	46,550	35,798	34,605	37,823	154,776
Net income	17,038	5,028	9,210	15,051	46,327

Earnings per share:
Basic	$0.43	$0.13	$0.23	$0.38	$1.18
Diluted	$0.43	$0.13	$0.23	$0.38	$1.17
          The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
* * * * *

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
     For the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 (in thousands):

		Additions
	Balance at	charged to	Additions
	beginning of	costs and	charged to		Balance at end
Descriptions	period	expenses	other accounts	Deductions	of period

Fiscal Year 2010:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,000	$550	$-	$150	$1,400
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$-	$-	$-	$2,548

Fiscal Year 2009:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,500	$942	$-	$2,442	$1,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,607	$61	$-	$120	$2,548

Fiscal Year 2008:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$900	$1,603	$-	$3	$2,500
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,014	$-	$-	$2,407	$2,607

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)
By:	/s/ Dean A. Foate
Dean A. Foate, President and Chief Executive Officer

November 18, 2010
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
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Peter Kelly

Dean A. Foate, President, Chief Executive Officer and Director (Principal Executive Officer)	Peter Kelly, Director

/s/ Ginger M. Jones	/s/ Philip R. Martens

Ginger M. Jones, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Philip R. Martens, Director

/s/ John L. Nussbaum	/s/ Michael V. Schrock

John L. Nussbaum, Chairman and Director	Michael V. Schrock, Director

/s/ Ralf R. Böer	/s/ Dr. Charles M. Strother

Ralf R. Böer, Director	Dr. Charles M. Strother, Director

/s/ Stephen P. Cortinovis	/s/ Mary A. Winston

Stephen P. Cortinovis, Director	Mary A. Winston, Director

/s/ David J. Drury David J. Drury, Director

*	Each of the above signatures is affixed as of November 18, 2010.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended October 2, 2010

		Incorporated By	Filed
Exhibit No.	Exhibit	Reference To	Herewith

3(i)	(a) Restated Articles of Incorporation of Plexus Corp., as amended through August 27, 2008	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

	(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation	Exhibit 3.1 to Plexus’ Report on Form 8-K dated August 28, 2008

3(ii)	Bylaws of Plexus Corp., adopted February 13, 2008, amended as of September 23, 2010	Exhibit 3.1 to Plexus’ Report on Form 8-K dated September 23, 2010

4.1	Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) above

4.2	Bylaws of Plexus Corp., as amended through February 13, 2008	Exhibit 3(ii) above

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Plexus’ Report on Form 8-A dated August 28, 2008

10.1	Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 4, 2008

10.2	(a) Lease Agreement between Neenah (WI) QRS 11-31, Inc. (“QRS: 11-31”) and Electronic Assembly Corp. (n/k/a Plexus Services Corp.), dated August 11, 1994	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 30, 1994

	(b) Guaranty and Suretyship Agreement between Plexus Corp. and QRS: 11-31 dated August 11, 1994, together with related Guarantor’s Certificate	Exhibit 10.8I to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.3	Composite Form of Supplemental Executive Retirement Agreement between Plexus and John Nussbaum, as amended through August 7, 2009*	Exhibit 10.5 to Plexus’ Report on Form 10-K for the year ended October 3, 2009

10.4	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2008

10.5	Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.6	Amended and Restated Plexus Corp. 1998 Option Plan* [superseded]	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended January 3, 2009

10.7	(a) Summary of Directors’ Compensation (11/10)*		X

	(b) Summary of Directors’ Compensation (11/08)*[superseded]	Exhibit 10.9(a) to Plexus’ Report on Form 10-K for the year ended September 27, 2008

	(c) Plexus Corp. 1995 Directors’ Stock Option Plan*[superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.8	Plexus Corp. Variable Incentive Compensation Plan – Plexus Leadership Team (as amended and restated as of September 29, 2010)* (Reflects non-material changes finalized in September 2010.)		X

10.9	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.10	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.4 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

10.11(a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

10.11(b)	Forms of award agreements thereunder*

	(i)(A) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(i)(B) Form of Stock Option Agreement [superseded]	Exhibit 10.5(a) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q dated March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

10.12	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus Quarterly Report on Form 10-Q for the quarter ended December 29, 2007

10.13(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus Quarterly Report on Form 10-Q for the quarter ended January 3, 2009

10.13(b)	Forms of award agreements thereunder [superseded]*

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Reconciliation of ROIC to GAAP Financial Statements		X

101	The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.	Furnished

101.INS	XBRL Instance Document	Furnished

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished

*	Designates management compensatory plans or agreements.