Form 10-Q
period 2011-01-01
PLEXUS CORP
filed 2011-02-04
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2011
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
Yes                                                   No  ✓
              As of January 31, 2011, there were 40,535,848 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

January 1, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales	$565,774	$430,399
Cost of sales	510,864	385,858

Gross profit	54,910	44,541

Selling and administrative expenses	27,061	24,319

Operating income	27,849	20,222

Other income (expense):
Interest expense	(2,181)	(2,559)
Interest income	293	456
Miscellaneous	(141)	(95)

Income before income taxes	25,820	18,024

Income tax expense	787	180

Net income	$25,033	$17,844

Earnings per share:
Basic	$0.62	$0.45

Diluted	$0.61	$0.44

Weighted average shares outstanding:
Basic	40,468	39,587

Diluted	41,210	40,252

Comprehensive income:
Net income	$25,033	$17,844
Derivative instrument fair market value adjustment – net of income tax	188	699
Foreign currency translation adjustments	818	(255)

Comprehensive income	$26,039	$18,288

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)
Unaudited

	January 1,	October 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$149,498	$188,244
Accounts receivable, net of allowances of $1,700 and $1,400, respectively	318,533	311,205
Inventories	521,391	492,430
Deferred income taxes	21,363	18,959
Prepaid expenses and other	16,872	15,153

Total current assets	1,027,657	1,025,991

Property, plant and equipment, net	235,568	235,714
Deferred income taxes	9,620	11,787
Other	17,263	16,887

Total assets	$1,290,108	$1,290,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,052	$17,409
Accounts payable	346,622	360,686
Customer deposits	29,581	27,301
Accrued liabilities:
Salaries and wages	32,105	46,639
Other	53,080	50,484

Total current liabilities	478,440	502,519

Long-term debt and capital lease obligations, net of current portion	108,220	112,466
Other liabilities	22,974	23,539

Total non-current liabilities	131,194	136,005

Commitments and contingencies (Note 12)	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 47,957 and 47,849 shares issued, respectively, and 40,511 and 40,403 shares outstanding, respectively	480	478
Additional paid-in capital	401,632	399,054
Common stock held in treasury, at cost, 7,446 shares for both periods	(200,110)	(200,110)
Retained earnings	470,601	445,568
Accumulated other comprehensive income	7,871	6,865

Total shareholders’ equity	680,474	651,855

Total liabilities and shareholders’ equity	$1,290,108	$1,290,379

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Unaudited

	Three Months Ended
	January 1,	January 2,
	2011	2010
Cash flows from operating activities
Net income	$25,033	$17,844
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	11,305	9,054
Gain on sale of property, plant and equipment	(16)	(5)
Deferred income taxes	(262)	(1,029)
Stock based compensation expense	2,388	1,839
Changes in operating assets and liabilities:
Accounts receivable	(6,947)	(40,531)
Inventories	(28,558)	(50,253)
Prepaid expenses and other	(2,101)	(1,507)
Accounts payable	(12,611)	52,160
Customer deposits	2,276	(2,374)
Accrued liabilities and other	(11,635)	4,537

Cash flows used in operating activities	(21,128)	(10,265)

Cash flows from investing activities
Payments for property, plant and equipment	(13,263)	(12,315)
Proceeds from sales of property, plant and equipment	43	11

Cash flows used in investing activities	(13,220)	(12,304)

Cash flows from financing activities
Payments on debt and capital lease obligations	(4,663)	(4,194)
Proceeds from exercise of stock options	60	1,870
Income tax benefit of stock option exercises	132	175

Cash flows used in financing activities	(4,471)	(2,149)

Effect of exchange rate changes on cash and cash
Equivalents	73	267

Net decrease in cash and cash equivalents	(38,746)	(24,451)

Cash and cash equivalents:
Beginning of period	188,244	258,382

End of period	$149,498	$233,931

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010
Unaudited
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
              The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 1, 2011, and the results of operations for the three months ended January 1, 2011 and January 2, 2010, and the cash flows for the same three month periods.
              Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.
              The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting periods for the three months ended January 1, 2011 and January 2, 2010 each included 91 days.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. We have combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments. See Note 9 in Notes to Condensed Consolidated Financial Statements for further information.
Cash and Cash Equivalents:
              Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.
Fair Value of Financial Instruments
              The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the condensed consolidated financial statements approximates fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s term loan debt was $101.6 million and $105.2 million as of January 1, 2011 and October 2, 2010, respectively. The carrying value of the Company’s term loan debt was $108.8 million and $112.5 million as of January 1, 2011 and October 2, 2010, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its term loan debt.
              Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (or exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance establishes a fair value hierarchy based on three levels of inputs that may be used to measure fair value. The input levels are:
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
NOTE 2 - INVENTORIES
              Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	January 1,	October 2,
	2011	2010
Raw materials	$389,109	$365,883
Work-in-process	52,830	56,036
Finished goods	79,452	70,511

	$521,391	$492,430

              Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of January 1, 2011 and October 2, 2010 was $28.2 million and $25.8 million, respectively.
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
              Property, plant and equipment consisted of the following categories (in thousands):

	January 1,	October 2,
	2011	2010
Land, buildings and improvements	$148,175	$138,230
Machinery and equipment	261,997	255,138
Computer hardware and software	80,958	79,108
Construction in progress	13,210	22,145

	504,340	494,621
Less: accumulated depreciation	(268,772)	(258,907)

	$235,568	$235,714

NOTE 4 - LONG-TERM DEBT
              On April 4, 2008, the Company entered into its credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of January 1, 2011, the Company has term loan borrowings of $108.8 million outstanding and no revolving borrowings under the Credit Facility.
              The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 1, 2011, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon the Company’s then-current total leverage ratio; as of January 1, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a balloon repayment of $75.0 million.
              The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
              Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.2 million for both the three months ended January 1, 2011 and January 2, 2010.
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
              In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $7.7 million as of January 1, 2011. As of January 1, 2011, the total combined notional amount of the Company’s three interest rate swaps was $108.8 million.

              The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $41.0 million as of January 1, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.0 million as of January 1, 2011.

              The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 in Condensed Consolidated Financial Statements - Fair Value of Financial Instruments) and the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		January	October 2,		January 1,	October 2,
		1, 2011	2010		2011	2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		-	-	Current liabilities – Other	$3,410	$3,616
Interest rate swaps		-	-	Other liabilities	$4,263	$5,423
Forward contracts	Prepaid expenses and other	$1,963	$2,612		-	-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	January 1,	January 2,		January 1,	January 2,		January 1,	January 2,
	2011	2010		2011	2010		2011	2010

Interest rate swaps	$242	$47	Interest income (expense)	$(1,124)	$(1,296)	Other income (expense)	$-	$-
Forward contracts	$362	$316	Selling and administrative expenses	$1,011	$157	Other income (expense)	$-	$-

The following table lists the fair values of the Company’s derivatives as of January 1, 2011, by input level as defined above:

	Fair Value Measurements Using Input Levels:
	(in thousands)
	Level 1	Level 2	Level 3	Total

Derivatives

Interest rate swaps	$-	$7,673	$-	$7,673

Foreign currency forward contracts	$-	$1,963	$-	$1,963

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
              As of January 1, 2011, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U.S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. The fair value of the auction rate securities approximates the carrying value of $2.0 million as of January 1, 2011. We believe that these securities are marketable.
NOTE 6 - EARNINGS PER SHARE
              The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Basic and Diluted Earnings Per Share:
Net income	$25,033	$17,844

Basic weighted average common shares outstanding	40,468	39,587
Dilutive effect of stock options	742	665

Diluted weighted average shares outstanding	41,210	40,252

Earnings per share:
Basic	$0.62	$0.45

Diluted	$0.61	$0.44

              For the three months ended January 1, 2011 and January 2, 2010, stock options and stock-settled stock appreciation rights (“SARs”) related to approximately 1.1 million and 1.4 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
NOTE 7 - STOCK-BASED COMPENSATION
              The Company recognized $2.4 million and $1.8 million of compensation expense associated with stock-based awards for the three months ended January 1, 2011 and January 2, 2010, respectively.
              The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes the stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 - INCOME TAXES
              Income taxes for the three months ended January 1, 2011 and January 2, 2010 were $0.8 million and $0.2 million, respectively. The effective tax rates for the three months ended January 1, 2011 and January 2, 2010 were 3 percent and 1 percent, respectively. The increase in the effective tax rate for the current year period compared to the prior year period was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in the Asia Pacific segment due to tax holidays.
              As of January 1, 2011, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties recorded for both the three months ended January 1, 2011 and January 2, 2010 was not material.
              It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
              The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Despite recent losses in the United States tax jurisdiction, the Company has concluded that it continues to be more likely than not that the net U.S. deferred tax assets will be realized, and no valuation allowance is warranted. If the United States operations continue to generate losses, there may be a need to provide a valuation allowance on our net United States deferred tax assets.
NOTE 9 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
              Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure and as a result modified our reportable segments. See Note 1 in Condensed Consolidated Financial Statements for further information.
              The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, other income (loss), and income taxes. Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.
              Information about the Company’s three reportable segments for the three months ended January 1, 2011 and January 2, 2010 were as follows (in thousands):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales:

AMER	$344,058	$277,444
APAC	272,524	193,126
EMEA	20,088	13,863
Elimination of inter-segment sales	(70,896)	(54,034)

	$565,774	$430,399

Depreciation

AMER	$3,689	$3,234
APAC	5,222	4,378
EMEA	606	222
Corporate	1,788	1,220

	$11,305	$9,054

Operating income (loss):

AMER	$18,500	$19,503
APAC	32,681	23,306
EMEA	(279)	(1,187)
Corporate and other costs	(23,053)	(21,400)

	$27,849	$20,222

Capital expenditures:

AMER	$4,470	$3,574
APAC	6,557	5,010
EMEA	1,189	194
Corporate	1,047	3,537

	$13,263	$12,315

	January 1,	October 2,
	2011	2010
Total assets:

AMER	$508,584	$495,639
APAC	578,857	539,543
EMEA	82,478	84,786
Corporate	120,189	170,411

	$1,290,108	$1,290,379

              The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales:

United States	$316,242	$258,849
Malaysia	218,525	170,150
China	53,999	22,976
United Kingdom	19,015	13,782
Mexico	27,816	18,595
Romania	1,073	81
Elimination of inter-segment sales	(70,896)	(54,034)

	$565,774	$430,399

	January 1,	October 2,
	2011	2010
Long-lived assets:

United States	$57,594	$59,233
Malaysia	87,268	86,387
China	22,749	21,920
United Kingdom	7,305	7,248
Mexico	9,759	8,655
Romania	4,588	4,484
Corporate	46,305	47,787

	$235,568	$235,714

              Long-lived assets as of January 1, 2011 and October 2, 2010, exclude other long-term assets totaling $26.9 million and $28.7 million, respectively.
              The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010
Juniper Networks, Inc. (“Juniper”)	17%	17%
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
              Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2010 and for the three months ended January 1, 2011 (in thousands):

Limited warranty liability, as of October 3, 2009	$4,470
Accruals for warranties issued during the period	557
Settlements (in cash or in kind) during the period	(972)

Limited warranty liability, as of October 2, 2010	4,055
Accruals for warranties issued during the period	91
Settlements (in cash or in kind) during the period	(277)

Limited warranty liability, as of January 1, 2011	$3,869

NOTE 11 - LITIGATION
              In the fiscal fourth quarter of 2010, the Company determined it would incur up to approximately $1.1 million relating to non-conforming inventory received from a supplier. The Company reached a settlement with the supplier during the fiscal first quarter of 2011 and recorded the $0.8 million recovery in selling and administrative expenses.
              In the fiscal first quarter of 2010, the Company received settlement funds of approximately $3.2 million related to a court case in which the Company was a plaintiff. The settlement related to prior purchases of inventory and therefore was recorded in cost of sales.
              The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 12 - CONTINGENCIES
              We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. We recorded an accrual in Other Accrued current liabilities at the time the amount became estimable and probable, which was not material to the financial statements. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’

report. The Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
              In October 2009, the FASB issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted this guidance beginning October 3, 2010, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.
              In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The Company adopted this amendment beginning October 3, 2010, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
              The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the economic performance of the industries, sectors and customers we serve

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the continuing poor visibility of future orders, particularly in view of current economic conditions

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected

•	the particular risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer and other delays, start-up costs, the potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	our ability to successfully manage a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	raw material and component cost fluctuations particularly due to sudden increases in customer demand

•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities

•	the effect of changes in the pricing and margins of products

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new replacement facility in Oradea, Romania, and our plans to further expand in Penang, Malaysia, Darmstadt, Germany, Xiamen, China and other locations

•	the risks associated with having significant operations and planned growth in countries outside the United States, including the effects of international political developments, economic or political instability, or foreign exchange rate fluctuations

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of fluctuations in the value of the currencies in which we transact business

•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and war in the Middle East)

•	the impact of increased competition, and

•	other risks detailed herein, as well as in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 2, 2010).

OVERVIEW
              The following information should be read in conjunction with our condensed consolidated financial statements included herein and the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 2, 2010.
              Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream service model. This customer focused service model seamlessly integrates innovative product design, customized supply chain solutions, uniquely configured “focused factory” manufacturing, global end-market fulfillment and after-market services to deliver comprehensive end-to-end solutions for customers. We provide these services to original equipment manufacturers (“OEMs”) and other technology companies in the wireline/networking, wireless infrastructure, medical, industrial/commercial and defense/security/aerospace market sectors. We provide advanced product development, manufacturing and testing services to our customers with a focus on the mid-to-lower-volume, higher complexity segment of the EMS market. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
EXECUTIVE SUMMARY
              As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. The accounting periods for the three months ended January 1, 2011 and January 2, 2010 each included 91 days.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. We have combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments.
              Three months ended January 1, 2011. Net sales for the three months ended January 1, 2011, of $565.8 million increased by $135.4 million, or 31.5 percent, as compared to the three months ended January 2, 2010. The net sales increase in the current year period was driven primarily by higher end-market demand from numerous existing customers in each of our market sectors, as well as the addition of a new customer in the wireless infrastructure sector. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, increased as a result of improved end-market demand for the mix of Juniper products we produce.
              Gross margins were 9.7 percent for the three months ended January 1, 2011, which compared unfavorably to 10.3 percent for the three months ended January 2, 2010. The prior year period benefited from approximately $3.2 million of proceeds from a litigation settlement. Excluding the prior year settlement, the gross margin percentage would have increased slightly over the prior year as a result of increased net sales and the mix of customer revenue, partially offset by an increase in fixed expenses primarily due to higher headcount to support revenue growth.
              Selling and administrative expenses for the three months ended January 1, 2011 were $27.1 million, an increase of $2.7 million, or 11.3 percent, over the three months ended January 2, 2010. The current year period increase was primarily related to higher headcount to support revenue growth and increased stock based compensation expense, offset by funds from a dispute recovery and lower variable incentive compensation expense.
              Net income for the three months ended January 1, 2011 increased by $7.2 million to $25.0 million from the three months ended January 2, 2010 and diluted earnings per share increased to $0.61 in the current year period from $0.44 in the prior year period. Net income increased due to higher sales, partially offset by increased fixed and selling and administrative expenses primarily as a result of increased headcount to support the revenue growth. The effective tax rate in the current year period was 3 percent as compared to 1 percent in the prior year period. The increase in the effective tax rate for the current year period as compared to the prior year period was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.

              Fiscal 2011 outlook. Our current expectations for fiscal 2011 include meaningful challenges, particularly in the third quarter, due to a confluence of issues. These issues include the winding down of two significant manufacturing programs for customers that were acquired during the past year and will transition out of Plexus, a fairly broad-based reduction in customer forecasts and a significant production delay in the two programs for The Coca-Cola Company. As a consequence, we expect some volatility among the remaining quarters of the fiscal year with fiscal 2011 full year anticipated revenue growth in the range of 10-13% over the prior fiscal year.
              Based on customer forecasts and current economic conditions, we currently expect net sales in the second quarter of fiscal 2011 to be in the range of $540 million to $570 million; however, our results will ultimately depend upon the actual level of customer orders and production. The second quarter will be unfavorably impacted by the three issues discussed above, as well as by an increase in the structural seasonal operating costs, including salary adjustments, which need to be absorbed by the financial model going forward. Assuming that net sales are in the range noted above, we would currently expect to earn, before any restructuring and impairment costs, between $0.53 to $0.58 per diluted share in the second quarter of fiscal 2011.
              We currently expect the annual effective tax rate for fiscal 2011 to be 3%.
RESULTS OF OPERATIONS
              Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 1,	January 2,
	2011	2010	Increase / (Decrease)
Net Sales	$565.8	$430.4	$135.4	31.5%
              For the three months ended January 1, 2011, our net sales increase of 31.5 percent was the result of higher net sales in all market sectors due to improved end-market demand from numerous existing customers, as well as the addition of new customers in the wireless infrastructure, medical, and industrial/commercial sectors. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce.
              Our percentages of net sales by market sector for the indicated periods were as follows:

	Three months ended
	January 1,	January 2,
Market Sector	2011	2010
Wireline/Networking	41%	47%
Wireless Infrastructure	10%	11%
Medical	21%	18%
Industrial/Commercial	21%	15%
Defense/Security/Aerospace	7%	9%
              The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three months ended
	January 1,	January 2,
	2011	2010
Juniper	17%	17%
Top 10 customers	56%	62%

              Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued sales to our significant customers, and we generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations, as discussed above in our fiscal 2011 outlook. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.
              In the current economic environment, we are seeing increased merger and acquisition activity that has already impacted, and may continue to impact, our customers. Specifically, two of our customers were acquired in the first quarter of fiscal 2010. Our production for these two customers is ramping down during the first half of fiscal 2011 and full disengagement of both customers is expected by the end of the fiscal year.
              Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 1,	January 2,
	2011	2010	Increase / (Decrease)
Gross Profit	$54.9	$44.5	$10.4	23.3%
Gross Margin	9.7%	10.3%
              For the three months ended January 1, 2011, gross profit was impacted by the following factors:
•	increased capacity utilization from higher revenue levels in the current year period

•	increased fixed expenses in the current year period, primarily in the Americas and Asia Pacific reportable segments, due to higher headcount expense of approximately $6.6 million to support the revenue growth

•	a $3.2 million benefit in the fiscal first quarter of 2010 from a litigation settlement.
              Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. During fiscal 2010, we were in a constrained supply environment, which caused periods of parts shortages and delays for some components, based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. Such shortages and delays could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
              Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.
              Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 1,	January 2,
	2011	2010	Increase / (Decrease)
S&A	$27.1	$24.3	$2.7	11.3%
Percent of net sales	4.8%	5.7%

              For the three months ended January 1, 2011, the dollar increase in S&A was due primarily to an increase in headcount expense of approximately $2.9 million to support the higher revenue achieved during the fiscal first quarter of 2011, as well as increased stock-based compensation expense of approximately $0.4 million, partially offset by a dispute recovery of approximately $0.8 million and lower variable incentive compensation expense of approximately $0.2 million.
              Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three months ended
	January 1,	January 2,
	2011	2010
Income tax expense	$0.8	$0.2
Effective tax rate	3%	1%
              The change in effective tax rate for the three months ended January 1, 2011, as compared to the three months ended January 2, 2010, was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.
              Our net deferred income tax assets as of January 1, 2011, reflect a $1.6 million valuation allowance against certain deferred income taxes and a remaining valuation allowance of $1.0 million related to tax deductions associated with stock-based compensation. If the United States operations continue to generate losses, there may be a need to provide a valuation allowance on our net United States deferred tax assets.
              We currently expect the annual effective tax rate for fiscal 2011 to be 3%.
LIQUIDITY AND CAPITAL RESOURCES
              Operating Activities. Cash flows used in operating activities were $21.1 million for the three months ended January 1, 2011, as compared to cash flows used in operating activities of $10.3 million for the three months ended January 2, 2010. During the three months ended January 1, 2011, cash flows used by operating activities were primarily the result of increased inventory and accounts receivable as well as decreased accounts payable and accrued liabilities, offset in part by earnings after adjusting for the non-cash effects of depreciation, amortization and stock-based compensation expenses.
              Inventory levels increased in the fiscal first quarter of 2011 to support new customers that are ramping in the fiscal second quarter, customer demand variability with our existing customers and some inventory that did not ship at the end of the quarter due to component shortages. Inventory turns decreased to 3.9 as of January 1, 2011, from 4.1 turns for the fiscal year ended October 2, 2010. Days in inventory changed unfavorably as of January 1, 2011 to 93 days compared to 90 days as of October 2, 2010 due to the factors discussed above. We are taking steps to actively manage these inventory levels down, with the assistance of our customers.
              The overall increase in accounts receivable was mainly due to higher net sales for the three months ended January 1, 2011, as compared to the prior year. As of January 1, 2011, quarterly days sales outstanding in accounts receivable were 52 days as compared to the 51 days for the fiscal year ended October 2, 2010 and were impacted by the timing of shipments during the quarter.
              The increase in accounts payable was largely the result of the timing of inventory receipts, which were concentrated in the early portion of the quarter for the three months ended January 1, 2011, as compared to the prior year.
              Investing Activities. Cash flows used in investing activities totaled $13.2 million for the three months ended January 1, 2011, and were primarily for additions to property, plant and equipment in the Americas and Asia Pacific.

These investments were for new equipment to support customer demand as well as capacity investments in both Penang, Malaysia and Xiamen, China. See Note 9 in Notes to Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
              We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2011 to be approximately $100 million. A significant portion of the fiscal 2011 capital expenditures is anticipated to be used for the construction of new manufacturing facilities in Penang, Malaysia and Xiamen, China, as mentioned above.
              Financing Activities. Cash flows used in financing activities totaled $4.5 million for the three months ended January 1, 2011, as compared to cash flows used of $2.1 million for the three months ended January 2, 2010. Cash flows used in the current year period represented payments on our outstanding term loan described below, partially offset by cash generated from exercises of stock options.
              On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of January 1, 2011, we had term loan borrowings of $108.8 million outstanding and no revolving borrowings under the Credit Facility.
              The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of January 1, 2011, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of January 1, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a final balloon repayment of $75.0 million.
              The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
              In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $7.7 million as of January 1, 2011. As of January 1, 2011, the total combined notional amount of the Company’s three interest rate swaps was $108.8 million.
              Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $41.0 million as of January 1, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the forward contracts was $2.0 million at January 1, 2011.

              As of January 1, 2011, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U. S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. The fair value of the auction rate securities approximates the carrying value of $2.0 million as of January 1, 2011. We believe that these securities are marketable.
              Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. $100 million of committed credit is currently available under the Credit Facility, with another $100 million available in an “accordion” facility, which is contingent upon compliance with the terms of the Credit Agreement and lender approval. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources.
              We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.
REPORTABLE SEGMENTS
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure and as a result made a minor change to our reportable segments. See “Executive Summary” above for further information.
              A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	January 1,	January 2,
	2011	2010
Net sales:
AMER	$344.0	$277.5
APAC	272.5	193.1
EMEA	20.1	13.9
Elimination of inter-segment sales	(70.8)	(54.1)

	$565.8	$430.4

	Three Months Ended
	January 1,	January 2,
	2011	2010
Operating income (loss):
AMER	$18.5	$19.5
APAC	32.7	23.3
EMEA	(0.3)	(1.2)
Corporate and other costs	(23.1)	(21.4)

	$27.8	$20.2

Americas (AMER): Net sales for the three months ended January 1, 2011 increased $66.5 million, or 24.0 percent, due to higher end-market demand from numerous existing customers in each of our market sectors along with demand from new customers in the wireless infrastructure and medical sectors, partially offset by the disengagement of a wireline/networking customer. Net sales to our largest customer, Juniper, increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce. Operating income for the current year period decreased due to the prior year period benefitting from a $3.2 million litigation settlement as well as higher fixed expenses, including approximately $2.8 million of greater employee headcount to support the revenue growth.
Asia Pacific (APAC): Net sales for the three months ended January 1, 2011 increased $79.4 million, or 41.1 percent, due to higher end-market demand from numerous existing customers, primarily in our wireline/networking and medical sectors, as well as increased demand from a new customer in the industrial/commercial sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce. Operating income in the current year period improved as a result of the net sales growth.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended January 1, 2011 increased $6.2 million, or 44.6 percent, due primarily to increased demand from two existing customer programs in the industrial/commercial sector. Operating loss in the current year period decreased $0.9 million as compared to the prior year period due to the revenue growth in the existing United Kingdom facility, partially offset by operating costs from our Romania facility.
              For our significant customers, we generally manufacture product in more than one location. For example, net sales to Juniper, our largest customer, occur in the Americas and Asia Pacific segments. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments, including detail of net sales by reportable segment.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
              Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 1, 2011 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2016 and
Contractual Obligations	Total	2011	2012-2013	2014-2015	thereafter

Long-Term Debt Obligations (1)	$120.8	$15.7	$105.1	$-	$-
Capital Lease Obligations	22.0	2.7	7.7	8.0	3.6
Operating Lease Obligations	39.4	6.9	15.7	10.8	6.0
Purchase Obligations (2)	385.5	375.0	9.6	0.4	0.5
Other Long-Term Liabilities on the Balance Sheet (3)	9.1	0.8	1.5	1.5	5.3
Other Long-Term Liabilities not on the Balance Sheet (4)	6.2	4.2	2.0	-	-

Total Contractual Cash Obligations	$583.0	$405.3	$141.6	$20.7	$15.4

(1) - As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. The amounts listed above include interest, as we intend to hold the loan to maturity. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) - As of January 1, 2011, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) - As of January 1, 2011, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the table the impact, as of January 1, 2011, of approximately $5.2 million related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

(4) - As of January 1, 2011, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $3.4 million related to an acquisition of land. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
              Our accounting policies are disclosed in our 2010 annual report on Form 10-K. During the first quarter of fiscal 2011, there were no material changes to these policies.
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
Foreign Currency Risk
              We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia Pacific reportable segment, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. Our international operations create potential foreign exchange risk. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three months ended
	January 1,	January 2,
	2011	2010
Net Sales	5%	4%
Total Costs	13%	12%
              The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of January 1, 2011, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
              We have financial instruments, including cash equivalents and short-term investments, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $108.8 million in term loans, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.

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
              Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three months ended January 1, 2011 and January 2, 2010, respectively.
Auction Rate Securities
              As of January 1, 2011, we held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as long-term other assets and whose underlying assets are in guaranteed student loans backed by a U.S. government agency. If the credit quality deteriorates for these adjustable rate securities, we may in the future be required to record an impairment charge on these investments. The fair value of the auction rate securities approximates the carrying value of $2.0 million as of January 1, 2011. We believe that these securities are marketable.
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
              Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2011, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II.  OTHER INFORMATION
ITEM 1.    Legal Proceedings
              We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. We recorded an accrual in Other Accrued current liabilities at the time the amount became estimable and probable, which was not material to the financial statements. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. The Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.
              The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
ITEM 1A.  Risk Factors
              In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement, Fiscal 2011 outlook and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2010.
ITEM 6.  Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

2/4/11	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

2/4/11	/s/ Ginger M. Jones
Date	Ginger M. Jones
Vice President and Chief Financial Officer