Form 10-Q
period 2011-04-02
PLEXUS CORP
filed 2011-05-05
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2011
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
Yes                                                   No  ✓
               As of April 29, 2011, there were 37,618,707 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 2, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales	$568,145	$490,978	$1,133,919	$921,377
Cost of sales	512,675	440,507	1,023,539	826,365

Gross profit	55,470	50,471	110,380	95,012

Selling and administrative expenses	29,060	27,083	56,121	51,402

Operating income	26,410	23,388	54,259	43,610

Other income (expense):
Interest expense	(2,082)	(2,418)	(4,263)	(4,977)
Interest income	273	367	566	823
Miscellaneous	(16)	(16)	(157)	(111)

Income before income taxes	24,585	21,321	50,405	39,345

Income tax expense	725	607	1,512	787

Net income	$23,860	$20,714	$48,893	$38,558

Earnings per share:
Basic	$0.60	$0.52	$1.22	$0.97

Diluted	$0.59	$0.51	$1.19	$0.95

Weighted average shares outstanding:
Basic	39,927	39,885	40,197	39,736

Diluted	40,659	40,761	40,934	40,529

Comprehensive income:
Net income	$23,860	$20,714	$48,893	$38,558
Derivative instrument fair market value adjustment — net of income tax	2,259	1,227	2,447	1,926
Foreign currency translation adjustments	1,552	(911)	2,370	(1,166)

Comprehensive income	$27,671	$21,030	$53,710	$39,318

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 2,	October 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$123,381	$188,244
Accounts receivable, net of allowances of $1,900 and $1,400, respectively	279,534	311,205
Inventories	499,482	492,430
Deferred income taxes	21,976	18,959
Prepaid expenses and other	19,268	15,153

Total current assets	943,641	1,025,991

Property, plant and equipment, net	237,435	235,714
Deferred income taxes	8,265	11,787
Other	17,674	16,887

Total assets	$1,207,015	$1,290,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,119	$17,409
Accounts payable	322,447	360,686
Customer deposits	29,506	27,301
Accrued liabilities:
Salaries and wages	36,255	46,639
Other	45,330	50,484

Total current liabilities	450,657	502,519

Long-term debt and capital lease obligations, net of current portion	103,961	112,466
Other liabilities	21,994	23,539

Total non-current liabilities	125,955	136,005

Commitments and contingencies (Note 13)	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 48,102 and 47,849 shares issued, respectively, and 37,928 and 40,403 shares outstanding, respectively	481	478
Additional paid-in capital	407,391	399,054
Common stock held in treasury, at cost, 10,174 and 7,446 shares, respectively	(283,531)	(200,110)
Retained earnings	494,380	445,568
Accumulated other comprehensive income	11,682	6,865

Total shareholders’ equity	630,403	651,855

Total liabilities and shareholders’ equity	$1,207,015	$1,290,379

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 2,	April 3,
	2011	2010
Cash flows from operating activities
Net income	$48,893	$38,558
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	22,726	18,811
Gain on sale of property, plant and equipment	(7)	(175)
Deferred income taxes	360	(4,093)
Stock based compensation expense	5,490	4,675
Changes in operating assets and liabilities:
Accounts receivable	32,660	(49,574)
Inventories	(5,819)	(109,044)
Prepaid expenses and other	(4,801)	(1,958)
Accounts payable	(36,205)	91,865
Customer deposits	2,088	171
Accrued liabilities and other	(13,801)	15,778

Cash flows provided by operating activities	51,584	5,014

Cash flows from investing activities
Payments for property, plant and equipment	(28,186)	(31,435)
Proceeds from sales of property, plant and equipment	738	187

Cash flows used in investing activities	(27,448)	(31,248)

Cash flows from financing activities
Payments on debt and capital lease obligations	(8,892)	(12,120)
Purchases of common stock	(83,421)	-
Proceeds from exercise of stock options	2,315	12,872
Income tax benefit of stock option exercises	535	1,643

Cash flows (used in) provided by financing activities	(89,463)	2,395

Effect of exchange rate changes on cash and cash equivalents	464	(515)

Net decrease in cash and cash equivalents	(64,863)	(24,354)

Cash and cash equivalents:
Beginning of period	188,244	258,382

End of period	$123,381	$234,028

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010
Unaudited
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
              The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 2, 2011, and the results of operations for the three and six months ended April 2, 2011 and April 3, 2010, and the cash flows for the same six month periods.
              Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.
              The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting periods for the three and six months ended April 2, 2011 and April 3, 2010 each included 91 days and 182 days, respectively.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management, as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. During the fiscal first quarter of 2011, we combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments. See Note 10 - Business Segment, Geographic and Major Customer Information for further information.
Cash and Cash Equivalents:
              Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.
Fair Value of Financial Instruments
              The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s term loan debt was $98.6 million and $105.2 million as of April 2, 2011 and October 2, 2010, respectively. The carrying value of the Company’s term loan debt was $105.0 million and $112.5 million as of April 2, 2011 and October 2, 2010, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its term loan debt.

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
NOTE 2 - INVENTORIES
              Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	April 2,	October 2,
	2011	2010
Raw materials	$365,735	$365,883
Work-in-process	50,054	56,036
Finished goods	83,693	70,511

	$499,482	$492,430

              Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 2, 2011 and October 2, 2010 was $28.1 million and $25.8 million, respectively.
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
              Property, plant and equipment consisted of the following categories (in thousands):

	April 2,	October 2,
	2011	2010
Land, buildings and improvements	$151,997	$138,230
Machinery and equipment	268,835	255,138
Computer hardware and software	81,771	79,108
Construction in progress	14,464	22,145

	517,067	494,621
Less: accumulated depreciation	(279,632)	(258,907)

	$237,435	$235,714

NOTE 4 - LONG-TERM DEBT
              On April 4, 2008, the Company entered into its credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of April 2, 2011, the Company has term loan borrowings of $105.0 million outstanding and no revolving borrowings under the Credit Facility.
              The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 2, 2011, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon the Company’s then-current total leverage ratio; as of April 2, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a balloon repayment of $75.0 million.
              The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
              Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility totaled approximately $0.2 million for both the three months ended April 2, 2011 and April 3, 2010, and $0.3 million for both the six months ended April 2, 2011 and April 3, 2010.
              See Note 15 — Subsequent Event for information on the Company’s fixed rate debt issued on April 21, 2011.
NOTE 5 - DERIVATIVES AND FAIR VALUE MEASUREMENTS
              All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company currently has cash flow hedges related to variable rate debt and forecasted foreign currency payments. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.
              During the fiscal second quarter of 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia. As of April 2, 2011, the total notional value of the forward contracts was $18.1 million and the total fair value of these forward contracts was $0.2 million.
              During the fiscal second quarter of 2011, the Company entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. As of April 2, 2011, the two contracts had a combined notional amount of $150 million and a fair value of $1.4 million. The fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively. On April 4, 2011, the Company entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which will be amortized over the seven year term of the related debt. See Note 15 — Subsequent Event for more information about the Company’s fixed rate debt issuance on April 21, 2011.
              In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $6.6 million as of April 2, 2011. As of April 2, 2011, the total remaining combined notional amount of the Company’s three interest rate swaps was $105.0 million.
              The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $38.5 million as of April 2, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these forward contracts was $1.9 million as of April 2, 2011.
              The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 — Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 2,	October 2,		April 2,	October 2,
		2011	2010		2011	2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		-	-	Current liabilities – Other	$3,281	$3,616
Interest rate swaps		-	-	Other liabilities	$3,281	$5,423
Forward contracts	Prepaid expenses and other	$1,896	$2,612		-	-
Forward contracts	Prepaid expenses and other	$234	-		-	-
Treasury rate lock	Prepaid expenses and other	$1,412	-		-	-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
for the Three Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	April 2,	April 3,		April 2,	April 3,		April 2,	April 3,
	2011	2010		2011	2010		2011	2010

Interest rate swaps	$14	$(1,390)	Interest income (expense)	$(1,097)	$(1,259)	Other income (expense)	$-	$-
Forward contracts	$1,051	$1,552	Selling and administrative expenses	$884	$244	Other income (expense)	$-	$-
Treasury rate locks	$1,412	$-	Interest income (expense)	$-	$-	Other income (expense)	$-	$-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
for the Six Months Ended
In thousands of dollars
	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	April 2,	April 3,		April 2,	April 3,		April 2,	April 3,
	2011	2010		2011	2010		2011	2010

Interest rate swaps	$256	$(1,343)	Interest income (expense)	$(2,221)	$(2,555)	Other income (expense)	$-	$-
Forward contracts	$1,413	$1,868	Selling and administrative expenses	$1,895	$401	Other income (expense)	$-	$-
Treasury rate locks	$1,412	$-	Interest income (expense)	$-	$-	Other income (expense)	$-	$-

The following table lists the fair values of the Company’s derivatives as of April 2, 2011, by input level as defined above:

	Fair Value Measurements Using Input Levels:
	(in thousands)
	Level 1	Level 2	Level 3	Total

Derivatives

Interest rate swaps	$-	$6,562	$-	$6,562

Foreign currency forward contracts	$-	$2,130	$-	$2,130

Treasury rate locks	$-	$1,412	$-	$1,412

              The fair value of interest rate swaps and foreign currency forward contracts is determined using a market approach which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. The primary input in the fair value of the interest rate swaps is the relevant LIBOR forward curve. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves. The primary input in the fair value of the treasury rate locks is the treasury rate yield.
NOTE 6 - EARNINGS PER SHARE
              The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Basic and Diluted Earnings Per Share:
Net income	$23,860	$20,714	$48,893	$38,558

Basic weighted average common shares outstanding	39,927	39,885	40,197	39,736
Dilutive effect of stock options outstanding	732	876	737	793

Diluted weighted average shares outstanding	40,659	40,761	40,934	40,529

Earnings per share:
Basic	$0.60	$0.52	$1.22	$0.97

Diluted	$0.59	$0.51	$1.19	$0.95

              For the three and six months ended April 2, 2011, stock options and stock-settled stock appreciation rights (“SARs”) related to approximately 1.3 million and 1.2 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

              For the three and six months ended April 3, 2010, stock options and stock-settled SARs related to approximately 1.0 million and 1.2 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.
NOTE 7 - STOCK-BASED COMPENSATION
              The Company recognized $3.1 million and $5.5 million of compensation expense associated with stock-based awards for the three and six months ended April 2, 2011, respectively, and $2.8 million and $4.7 million for the three and six months ended April 3, 2010, respectively.
              The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 - SHAREHOLDERS’ EQUITY
              On February 16, 2011, as previously announced, the Company’s Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $200 million of common stock. As of April 2, 2011, the Company has repurchased 2.7 million shares for approximately $83.4 million, at an average price of $30.57 per share. These shares were recorded as treasury stock. As of April 2, 2011, the Company had a commitment of approximately $10.2 million related to the purchase of 0.3 million shares, which were purchased before April 2, 2011, but settled after the end of the fiscal second quarter.
NOTE 9 - INCOME TAXES
              Income tax expense for the three and six months ended April 2, 2011 was $0.7 million and $1.5 million, respectively. The effective tax rates for both the three and six months ended April 2, 2011 were 3 percent. As demonstrated in recent quarters, the Company’s tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in the Asia Pacific segment due to tax holidays.
              Income tax expense for the three and six months ended April 3, 2010 was $0.6 million and $0.8 million, respectively. The effective tax rates for the three and six months ended April 3, 2010 were 3 percent and 2 percent, respectively.
              As of April 2, 2011, there was no material change in the amounts recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and six months ended April 2, 2011 and April 3, 2010 was not material.
              It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
              The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Despite recent losses in the United States tax jurisdiction, the Company has concluded that it continues to be more likely than not that the net U.S. deferred tax assets will be realized, and no valuation allowance is warranted. Our net deferred income taxes as of April 2, 2011, reflect a $1.6 million valuation allowance against certain state deferred income taxes and a remaining valuation allowance of $1.0 million related to state tax deductions associated with stock-based compensation. If the United States operations continue to generate taxable losses, there may be a need to provide additional valuation allowance on our net United States deferred tax assets.

NOTE 10 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
              Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure, and as a result, modified our reportable segments. See Note 1 — Basis of Presentation and Accounting Policies for further information.
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
              Information about the Company’s three reportable segments for the three and six months ended April 2, 2011 and April 3, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales:

AMER	$332,389	$308,243	$676,447	$585,687
APAC	265,859	228,745	538,383	421,871
EMEA	24,307	18,704	44,395	32,567
Elimination of inter-segment sales	(54,410)	(64,714)	(125,306)	(118,748)

	$568,145	$490,978	$1,133,919	$921,377

Depreciation:

AMER	$3,812	$3,304	$7,502	$6,538
APAC	5,576	4,836	11,158	9,214
EMEA	261	205	506	427
Corporate	1,772	1,412	3,560	2,632

	$11,421	$9,757	$22,726	$18,811

Operating income (loss):

AMER	$18,999	$17,033	$37,499	$36,536
APAC	29,581	29,082	62,262	52,388
EMEA	73	317	(206)	(870)
Corporate and other costs	(22,243)	(23,044)	(45,296)	(44,444)

	$26,410	$23,388	$54,259	$43,610

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Capital expenditures:

AMER	$3,790	$3,038	$8,260	$6,612
APAC	8,484	11,638	15,041	16,648
EMEA	1,796	152	2,985	346
Corporate	853	4,292	1,900	7,829

	$14,923	$19,120	$28,186	$31,435

	April 2,	October 2,
	2011	2010
Total assets:

AMER	$450,324	$495,639
APAC	585,892	539,543
EMEA	86,978	84,786
Corporate	83,821	170,411

	$1,207,015	$1,290,379

              The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales:

United States	$302,978	$281,612	$619,220	$540,461
Malaysia	210,076	201,209	428,601	371,359
China	55,783	27,536	109,782	50,512
United Kingdom	20,467	18,361	39,482	32,143
Mexico	29,411	26,631	57,227	45,226
Romania	3,840	343	4,913	424
Elimination of inter-segment sales	(54,410)	(64,714)	(125,306)	(118,748)

	$568,145	$490,978	$1,133,919	$921,377

	April 2,	October 2,
	2011	2010
Long-lived assets:

United States	$56,583	$59,233
Malaysia	84,975	86,387
China	26,591	21,920
United Kingdom	8,230	7,248
Mexico	10,569	8,655
Romania	5,828	4,484
Corporate	44,659	47,787

	$237,435	$235,714

              Long-lived assets as of April 2, 2011 and October 2, 2010, exclude other long-term assets totaling $25.9 million and $28.7 million, respectively.
              The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Juniper Networks, Inc. (“Juniper”)	16%	15%	17%	16%
              No other customers accounted for 10 percent or more of net sales in either period.

NOTE 11 - GUARANTEES
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
              Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2010 and for the six months ended April 2, 2011 (in thousands):

Limited warranty liability, as of October 3, 2009	$4,470
Accruals for warranties issued during the period	557
Settlements (in cash or in kind) during the period	(972)

Limited warranty liability, as of October 2, 2010	4,055
Accruals for warranties issued during the period	108
Settlements (in cash or in kind) during the period	(316)

Limited warranty liability, as of April 2, 2011	$3,847

NOTE 12 - LITIGATION
              In the fiscal fourth quarter of 2010, the Company determined it would incur up to approximately $1.1 million relating to non-conforming inventory received from a supplier. The Company reached a settlement with the supplier during the fiscal first quarter of 2011 for $0.9 million, of which $0.8 million of recovery has been received and recorded in selling and administrative expenses as of April 2, 2011.

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
NOTE 13 - CONTINGENCIES
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
NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS
              In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted this guidance beginning October 3, 2010, and the adoption did not have a material effect on our financial position, results of operations, or cash flows.
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
NOTE 15 - SUBSEQUENT EVENT
              On April 21, 2011, the Company entered into a Note Purchase Agreement (the “Agreement”) with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and it will issue the remaining $75 million on June 15, 2011. The Agreement includes operational and financial covenants which include a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Agreement. The Notes are unsecured and rank at least equally and ratably in point and security with the other unsecured and unsubordinated financing facilities of the Company. Our effective interest rate on the Notes after the treasury rate lock agreement discussed in Note 5 — Derivatives and Fair Value Measurements will be 4.97%.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
              The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:
•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs
•	the poor visibility of future orders, particularly in view of current economic conditions
•	the economic performance of the industries, sectors and customers we serve
•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods
•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis
•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected
•	the particular risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing
•	the risks of concentration of work for certain customers
•	our ability to successfully manage a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements
•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability
•	the fact that customer orders may not lead to long-term relationships
•	the effects of the current constrained supply environment, which has led and may continue to lead to periods of shortages and delays in obtaining components based on the lack of capacity at some of our suppliers to meet increased demand, or which may cause customers to increase forecasts and orders to secure raw material supply or result in our inability to secure raw materials required to complete product assemblies
•	raw materials and component cost fluctuations particularly due to sudden increases in customer demand
•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off
•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities
•	the effect of changes in the pricing and margins of products
•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our new replacement facility in Oradea, Romania, and our plans to further expand in Penang, Malaysia, Darmstadt, Germany and Xiamen, China
•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection
•	possible unexpected costs and operating disruption in transitioning programs
•	the ability to execute the approved share repurchase program at the share price and in the timeframe we intend
•	the potential effect of fluctuations in the value of the currencies in which we transact business
•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism, war in the Middle East, and the earthquake and tsunami in Japan)
•	the impact of increased competition, and

•	other risks detailed herein, as well as in our SEC filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 2, 2010).

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
              Our financial model is aligned with our business strategy, with our primary focus to earn a return on invested capital (“ROIC”) 500 basis points in excess of our weighted average cost of capital (“WACC”). We review our internal calculation of WACC annually, and at the end of fiscal 2010 reduced our estimated WACC to 13.5%. The smaller volumes, flexibility requirements and fulfillment needs of our customers typically result in greater investments in inventory than many of our competitors, particularly those that provide EMS services for high-volume, less complex products with less stringent requirements (such as consumer electronics). In addition, our cost structure relative to these peers includes higher investments in selling and administrative costs as a percentage of sales to support our sector-based go-to-market strategy, smaller program sizes, flexibility, and complex quality and regulatory compliance requirements. By exercising discipline to generate a ROIC in excess of our WACC, our goal is to ensure that Plexus creates a value proposition for our shareholders as well as our customers.

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
EXECUTIVE SUMMARY
              As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. The accounting periods for the three and six months ended April 2, 2011 and April 3, 2010 each included 91 days and 182 days, respectively.
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management, as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. During the fiscal first quarter of 2011, we combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments.
              On February 16, 2011, as previously announced, the Company’s Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $200 million of common stock. As of April 2, 2011, the Company has repurchased 2.7 million shares for approximately $83.4 million, at an average price of $30.57 per share. These shares were recorded as treasury stock. Related to the share repurchase program, on April 21, 2011 the Company entered into a Note Purchase Agreement with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and it will issue the remaining $75 million on June 15, 2011.
              Three months ended April 2, 2011. Net sales for the three months ended April 2, 2011, of $568.1 million increased by $77.1 million, or 15.7 percent, as compared to the three months ended April 3, 2010. The net sales increase in the current year period was driven primarily by higher end-market demand from numerous existing customers in each of our market sectors except wireless infrastructure, as well as the addition of new customers in the medical and industrial/commercial sectors. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, increased as a result of improved end-market demand for the mix of Juniper products we produce.
              Gross margins were 9.8 percent for the three months ended April 2, 2011, which compared unfavorably to 10.3 percent for the three months ended April 3, 2010. The current year period included higher fixed expenses, primarily in Asia Pacific, Americas and Corporate, related to higher headcount to support the revenue growth and annual merit increases. Changes in customer mix also contributed to the decrease in gross margins.

              Selling and administrative expenses for the three months ended April 2, 2011 were $29.1 million, an increase of $2.0 million, or 7.3 percent, over the three months ended April 3, 2010. The current year period increase was primarily related to increased headcount to support the higher revenue levels achieved and personnel related expenses.
              Net income for the three months ended April 2, 2011 increased by $3.1 million, or 15.2 percent, to $23.9 million from the three months ended April 3, 2010 and diluted earnings per share increased to $0.59 in the current year period from $0.51 in the prior year period. Net income increased due to higher sales, partially offset by increased fixed as well as selling and administrative expenses primarily as a result of increased headcount to support the revenue growth. The effective tax rate in both the current year and prior year periods was 3 percent. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.
              Six months ended April 2, 2011. Net sales for the six months ended April 2, 2011, of $1,133.9 million increased by $212.5 million, or 23.1 percent, as compared to the six months ended April 3, 2010. The net sales increase in the current year period was driven primarily by higher end-market demand from numerous existing customers in each of our market sectors except wireless infrastructure, as well as the addition of new customers in the medical and industrial/commercial sectors. Net sales to Juniper, increased as a result of improved end-market demand for the mix of Juniper products we produce.
              Gross margins were 9.7 percent for the six months ended April 2, 2011, which compared unfavorably to 10.3 percent for the six months ended April 3, 2010. The prior year period benefited from approximately $3.2 million of proceeds from a litigation settlement. Excluding the prior year settlement, the gross margin percentage in the current year period would have increased slightly over the prior year as a result of increased net sales and the mix of customer revenue, partially offset by an increase in fixed expenses primarily in the Americas and Asia Pacific reportable segments, related to higher headcount to support revenue growth and annual merit increases.
              Selling and administrative expenses for the six months ended April 2, 2011 were $56.1 million, an increase of $4.7 million, or 9.2 percent, over the six months ended April 3, 2010. The current year period increase was primarily related to increased headcount to support the higher revenue levels achieved and increased stock based compensation expense, partially offset by funds from a dispute recovery and lower variable incentive compensation expense.
              Net income for the six months ended April 2, 2011 increased by $10.3 million, or 26.8 percent, to $48.9 million from the six months ended April 3, 2010 and diluted earnings per share increased to $1.19 in the current year period from $0.95 in the prior year period. Net income increased due to higher sales, partially offset by increased fixed as well as selling and administrative expenses primarily as a result of increased headcount to support the revenue growth. The effective tax rate in the current year period was 3 percent as compared to 2 percent in the prior year period. The increase in the effective tax rate for the current year period as compared to the prior year period was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.
RESULTS OF OPERATIONS
              Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 2,	April 3,			April 2,	April 3,
	2011	2010	Increase /(Decrease)		2011	2010	Increase /(Decrease)

Net Sales	$568.1	$491.0	$77.1	15.7%	$1,133.9	$921.4	$212.5	23.1%
              For the three months ended April 2, 2011, our net sales increase of 15.7 percent was the result of higher net sales in all market sectors except wireless infrastructure. The overall sales increase is due to improved end-market demand from numerous existing customers, as well as the addition of new customers in the medical and industrial/commercial sectors. The wireless infrastructure sector decreased due to decreased demand from one customer and the continued disengagement of another customer in that sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce.

              For the six months ended April 2, 2011, our net sales increase of 23.1 percent as compared to the prior year was the result of the same factors described above.
              Our percentages of net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
Industry	2011	2010	2011	2010
Wireline/Networking	40%	43%	41%	44%
Wireless Infrastructure	6%	14%	8%	13%
Medical	23%	19%	22%	19%
Industrial/Commercial	22%	17%	21%	16%
Defense/Security/Aerospace	9%	7%	8%	8%
              The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Juniper	16%	15%	17%	16%
Top 10 customers	53%	57%	54%	59%
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
              Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 2,	April 3,			April 2,	April 3,
	2011	2010	Increase /(Decrease)		2011	2010	Increase /(Decrease)

Gross Profit	$55.5	$50.5	$5.0	9.9%	$110.4	$95.0	$15.4	16.2%
Gross Margin	9.8%	10.3%			9.7%	10.3%
              For the three months ended April 2, 2011, gross profit was impacted by the following factors:
•	increased capacity utilization from higher revenue levels in the current year period, which resulted in higher gross margin

•	partially offset by increased fixed expenses in the current year period, primarily in the Asia Pacific, Americas and Corporate reportable segments, due to annual merit increases and higher headcount expense of approximately $6.2 million to support the revenue growth, and

•	a change in customer mix as we ramped down two significant customers and ramped up other new programs that are inherently less profitable in their early stages.
              For the six months ended April 2, 2011, gross profit was impacted by the following factors:
•	increased capacity utilization from higher revenue levels in the current year period, which resulted in higher gross margin

•	partially offset by increased fixed expenses in the current year period, primarily in the Americas and Asia Pacific reportable segments, due to annual merit increases and higher headcount expense of approximately $14.3 million to support the revenue growth

•	a $3.2 million benefit in the fiscal first quarter of 2010 from a litigation settlement, and

•	a change in customer mix as we ramped down two significant customers and ramped up other new programs that are inherently less profitable in their early stages.
              Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. During fiscal 2010, we were in a constrained supply environment, which caused periods of parts shortages and delays for some components based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. The March 2011 earthquake and tsunami in Japan has disrupted the global supply chain for certain components manufactured in Japan that are incorporated in the products we manufacture. While we have yet to experience a material adverse effect resulting from this event, the magnitude and duration of the impact on us relating to this event is not yet known. We continue to monitor the effect of the events in Japan on our supply chain. Shortages and delays could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
              Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers as we consider these amounts immaterial.
              Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Six Months Ended		Variance
	April 2,	April 3,			April 2,	April 3,
	2011	2010	Increase/(Decrease)		2011	2010	Increase/(Decrease)
S&A	$29.1	$27.1	$2.0	7.3%	$56.1	$51.4	$4.7	9.2%
Percent of net sales	5.1%	5.5%			5.0%	5.6%
              For the three months ended April 2, 2011, the dollar increase in S&A was due primarily to an increase in headcount and personnel related expenses of approximately $2.0 million to support the higher revenue levels achieved. S&A as a percentage of net sales decreased during the fiscal second quarter of 2011 as a result of net revenue expanding more quickly than these costs increased.
              For the six months ended April 2, 2011, the dollar increase in S&A was due primarily to higher headcount expense of approximately $4.8 million to support the higher revenue levels achieved and higher stock based compensation expense of approximately $0.7 million, partially offset by a dispute recovery of approximately $0.8 million and lower variable incentive compensation expense of approximately $0.7 million. S&A as a percentage of net sales decreased during the first half of fiscal 2011 as a result of net revenue expanding more quickly than these costs increased.

              Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Income tax expense	$0.7	$0.6	$1.5	$0.8
Effective annual tax rate	3%	3%	3%	2%
              The effective tax rate for both the three months ended April 2, 2011 and April 3, 2010 was 3%. The slight increase in the effective tax rate for the six month period ended April 2, 2011 from the prior year period’s tax rate of 2% was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in past quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays; there are various terms and requirements related to these tax holidays, with which we must comply in order for them to continue.
              Our net deferred income tax assets as of April 2, 2011, reflect a $1.6 million valuation allowance against certain state deferred income taxes and a remaining valuation allowance of $1.0 million related to state tax deductions associated with stock-based compensation. If the United States operations continue to generate taxable losses, there may be a need to provide a valuation allowance on our net United States deferred tax assets.
              We currently expect the annual effective tax rate for fiscal 2011 to be 3%.
LIQUIDITY AND CAPITAL RESOURCES
              Operating Activities. Cash flows provided by operating activities were $51.6 million for the six months ended April 2, 2011, as compared to cash flows provided by operating activities of $5.0 million for the six months ended April 3, 2010. During the six months ended April 2, 2011, cash flows provided by operating activities were primarily the result of increased earnings and decreased accounts receivable, partially offset by decreased accounts payable and accrued liabilities.
              Inventory levels increased slightly in the first half of fiscal 2011 to support new customers that are ramping in the second half of fiscal 2011 and customer demand variability with our existing customers. Inventory turns are comparable between periods at 4.1. Days in inventory changed favorably as of April 2, 2011 to 89 days compared to 90 days as of October 2, 2010. We continue to take steps to actively manage our inventory levels down, with the assistance of our customers.
              The overall decrease in accounts receivable was mainly due to negotiated accelerated payments from certain customers, as well as good overall collections during the six months ended April 2, 2011, as compared to the prior year. As of April 2, 2011, quarterly days sales outstanding in accounts receivable were 45 days as compared to 51 days for the fiscal year ended October 2, 2010, and were favorably impacted by the accelerated payments noted above.
              The decrease in accounts payable was largely the result of the timing of inventory receipts for the six months ended April 2, 2011, as compared to the prior year.
              Investing Activities. Cash flows used in investing activities totaled $27.4 million for the six months ended April 2, 2011, and were primarily for additions to property, plant and equipment in the Asia Pacific. These investments were for new equipment to support customer demand as well as capacity investments in both Penang, Malaysia and Xiamen, China. See Note 10 in Notes to Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.

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
              Financing Activities. Cash flows used in financing activities totaled $89.5 million for the six months ended April 2, 2011, as compared to cash flows provided by financing activities of $2.4 million for the six months ended April 3, 2010. Cash flows used in the current year period represented payments for common stock related to our new share repurchase program as well as payments on our outstanding term loan described below, partially offset by cash generated from exercises of stock options.
              On February 16, 2011, as previously announced, our Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $200 million of common stock. As of April 2, 2011, we have repurchased 2.7 million shares for approximately $83.4 million, at an average price of $30.57 per share. These shares were recorded as treasury stock. As of April 2, 2011, we had a commitment of approximately $10.2 million related to the purchase of 0.3 million shares, which were purchased before April 2, 2011, but settled after the end of the fiscal second quarter.
              To support our new share repurchase program, subsequent to the end of the fiscal second quarter of 2011, we entered into private placement of $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”). We issued $100 million in principal amount of the Notes on April 21, 2011, and we will issue the remaining $75 million on June 15, 2011. See Note 15 in Notes to Condensed Consolidated Financial Statements for more information.
              During the fiscal second quarter of 2011, we entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. As of April 2, 2011, the two contracts had a combined notional amount of $150 million and a fair value of $1.4 million. The fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively. On April 4, 2011, we entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and we received proceeds of $2.3 million, which will be amortized over the seven year term of the related debt.
              During the fiscal second quarter of 2011, we entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia. As of April 2, 2011, the total notional value of the forward contracts was $18.1 million and the total fair value of these forward contracts was $0.2 million.
              On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of April 2, 2011, we had term loan borrowings of $105.0 million outstanding and no revolving borrowings under the Credit Facility.
              The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 2, 2011, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of April 2, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.00%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.25%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a final balloon repayment of $75.0 million.
              The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, the dividend payment or the share repurchases.
              We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.
              In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $6.6 million as of April 2, 2011. As of April 2, 2011, the total remaining combined notional amount of the Company’s three interest rate swaps was $105.0 million.
              Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $38.5 million as of April 2, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these forward contracts was $1.9 million at April 2, 2011.
              Based on current expectations, we believe that our projected cash flows from operations, available cash and short-term investments, the Credit Facility, our private placement debt, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. $100 million of committed credit is currently available under the Credit Facility, with another $100 million available in an “accordion” facility, which is contingent upon compliance with the terms of the Credit Agreement and lender approval. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources.
REPORTABLE SEGMENTS
              In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure and as a result, made a minor change to our reportable segments. See “Executive Summary” above for further information.
              A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales:
AMER	$332.4	$308.2	$676.4	$585.7
APAC	265.8	228.7	538.4	421.9
EMEA	24.3	18.8	44.4	32.5
Elimination of inter-segment sales	(54.4)	(64.7)	(125.3)	(118.7)

	$568.1	$491.0	$1,133.9	$921.4

Operating income (loss):
AMER	$19.0	$17.1	$37.5	$36.5
APAC	29.6	29.1	62.3	52.4
EMEA	0.1	0.3	(0.2)	(0.9)
Corporate and other costs	(22.3)	(23.1)	(45.3)	(44.4)

	$26.4	$23.4	$54.3	$43.6

Americas (AMER): Net sales for the three months ended April 2, 2011 increased $24.2 million, or 7.9 percent, due to higher end-market demand from numerous existing customers in each of our market sectors along with demand from a new customer in the medical sector, partially offset by decreased demand from a customer in the wireless infrastructure sector and the disengagement of another wireless infrastructure customer. Net sales to our largest customer, Juniper, increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce. Operating income for the current year period increased as a result of the net sales growth.
Net sales for the six months ended April 2, 2011 increased $90.7 million, or 15.5 percent, due to higher end-market demand from numerous existing customers in each of our market sectors along with demand from a new customer in the medical sector, partially offset by soft demand from a wireless infrastructure customer. Net sales to our largest customer, Juniper, increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce. Operating income for the current year period also benefited from the increase in net sales growth, but increased only slightly due to the prior year period benefitting from a $3.2 million litigation settlement.
Asia Pacific (APAC): Net sales for the three months ended April 2, 2011 increased $37.1 million, or 16.2 percent, due to higher end-market demand from numerous existing customers across all sectors. One medical customer doubled in sales over the prior year; however, this increase was partially offset by soft demand from a customer in the wireless infrastructure sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce. Operating income in the current year period improved slightly as a result of the net sales growth.
Net sales for the six months ended April 2, 2011 increased $116.5 million, or 27.6 percent, due to higher end-market demand from numerous existing customers, primarily in our medical and wireline/networking sectors, as well as increased demand from a new customer in the industrial/commercial sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce. Operating income in the current year period improved as a result of the net sales growth.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended April 2, 2011 increased $5.5 million, or 29.3 percent, due primarily to increased demand from two existing customer programs in the industrial/commercial sector. Operating income in the current year period decreased $0.2 million as compared to the prior year period due to increased operating costs from both our United Kingdom and Romania facilities.
Net sales for the six months ended April 2, 2011 increased $11.9 million, or 36.6 percent, due primarily to increased demand from two existing customer programs in the industrial/commercial sector. Operating loss in the current year period decreased $0.7 million as compared to the prior year period due to revenue growth in the existing United Kingdom facility as well as in our Romania facility.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
              Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 2, 2011 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2016 and
Contractual Obligations	Total	2011	2012-2013	2014-2015	thereafter

Long-Term Debt Obligations (1)	$115.5	$10.4	$105.1	$-	$-
Capital Lease Obligations	21.1	1.8	7.7	8.0	3.6
Operating Lease Obligations	37.3	4.6	15.7	10.9	6.1
Purchase Obligations (2)	410.2	378.7	31.1	0.3	0.1
Other Long-Term Liabilities on the Balance Sheet (3)	9.3	0.6	1.5	1.5	5.7
Other Long-Term Liabilities not on the Balance Sheet (4)	4.2	2.2	2.0	-	-

Total Contractual Cash Obligations	$597.6	$398.3	$163.1	$20.7	$15.5

(1) - As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. The amounts listed above include interest, as we intend to hold the loan to maturity. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) - As of April 2, 2011, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(3) - As of April 2, 2011, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the table the impact, as of April 2, 2011, of approximately $5.6 million related to uncertain tax positions. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(4) - As of April 2, 2011, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $1.7 million related to an acquisition of land. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
              Our accounting policies are disclosed in our 2010 annual report on Form 10-K. During the first and second quarters of fiscal 2011, there were no material changes to these policies.
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
Foreign Currency Risk
              We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Beginning in July 2009 and continuing in the fiscal second quarter of 2011, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our Asia Pacific reportable segment, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. Our international operations create potential foreign exchange risk. Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Net sales	6%	5%	5%	4%
Total costs	14%	12%	13%	12%
              The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 2, 2011, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
              We have financial instruments, including cash equivalents and short-term investments as well as debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps and treasury rate locks based on existing market conditions; we have entered into interest rate swaps for $105.0 million in term loans and treasury rate locks for $150 million, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As with any agreement of these types, our interest rate swap and treasury rate lock agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
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
              Our only material interest rate risk as of April 2, 2011, is associated with our Credit Facility under which we borrowed $150 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three and six months ended April 2, 2011 and April 3, 2010, respectively.

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
              Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2011, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.   Risk Factors
              In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement, and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended October 2, 2010.
ITEM 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
              The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 2, 2011.

				Maximum
			Total number	approximate dollar
			of shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans or	under the plans or
Period	purchased	per share	programs	programs*

January 2 to January 29, 2011	-	$-	-	$-

January 30 to February 26, 2011	87,200	32.24	87,200	$197,188,000

February 27 to April 2, 2011	2,640,100	30.50	2,640,100	$116,579,000

Total	2,727,300	$30.57	2,727,300

              * On February 16, 2011, as previously announced, the Company’s Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $200 million of common stock. As of April 2, 2011, the Company has repurchased 2.7 million shares for approximately $83.4 million, at an average price of $30.57 per share. These shares were recorded as treasury stock. As of April 2, 2011, the Company had a commitment of approximately $10.2 million related to the purchase of 0.3 million shares, which were purchased before April 2, 2011, but settled after the end of the fiscal second quarter.
ITEM 6. Exhibits

10.1	Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

5/5/11	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

5/5/11	/s/ Ginger M. Jones
Date	Ginger M. Jones
Senior Vice President and Chief Financial Officer