Form 10-Q
period 2011-07-02
PLEXUS CORP
filed 2011-08-05
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2011
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
          As of July 29, 2011, there were 35,432,308 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 2, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales	$559,183	$536,384	$1,693,102	$1,457,761
Cost of sales	505,109	480,836	1,528,648	1,307,201

Gross profit	54,074	55,548	164,454	150,560

Selling and administrative expenses	29,189	28,516	85,310	79,918

Operating income	24,885	27,032	79,144	70,642

Other income (expense):
Interest expense	(3,301)	(2,359)	(7,564)	(7,336)
Interest income	388	320	954	1,143
Miscellaneous	750	(128)	593	(239)

Income before income taxes	22,722	24,865	73,127	64,210

Income tax expense	682	497	2,194	1,284

Net income	$22,040	$24,368	$70,933	$62,926

Earnings per share:
Basic	$0.60	$0.60	$1.81	$1.58

Diluted	$0.58	$0.59	$1.78	$1.54

Weighted average shares outstanding:
Basic	37,021	40,337	39,135	39,935

Diluted	37,860	41,208	39,923	40,753

Comprehensive income:
Net income	$22,040	$24,368	$70,933	$62,926
Derivative instrument fair market value adjustment – net of income tax	818	(573)	3,265	1,353
Foreign currency translation adjustments	281	30	2,651	(1,136)

Comprehensive income	$23,139	$23,825	$76,849	$63,143

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 2,	October 2,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$208,729	$188,244
Accounts receivable, net of allowances of $2,353 and $1,400, respectively	301,213	311,205
Inventories	484,041	492,430
Deferred income taxes	22,054	18,959
Prepaid expenses and other	19,965	15,153

Total current assets	1,036,002	1,025,991

Property, plant and equipment, net	247,785	235,714
Deferred income taxes	10,158	11,787
Other	18,587	16,887

Total assets	$1,312,532	$1,290,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,191	$17,409
Accounts payable	307,864	360,686
Customer deposits	32,542	27,301
Accrued liabilities:
Salaries and wages	37,290	46,639
Other	48,602	50,484

Total current liabilities	443,489	502,519

Long-term debt and capital lease obligations, net of current portion	274,677	112,466
Other liabilities	21,709	23,539

Total non-current liabilities	296,386	136,005

Commitments and contingencies (Note 13)	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 48,278 and 47,849 shares issued, respectively, and 35,549 and 40,403 shares outstanding, respectively	483	478
Additional paid-in capital	413,405	399,054
Common stock held in treasury, at cost, 12,729 and 7,446 shares, respectively	(370,513)	(200,110)
Retained earnings	516,501	445,568
Accumulated other comprehensive income	12,781	6,865

Total shareholders’ equity	572,657	651,855

Total liabilities and shareholders’ equity	$1,312,532	$1,290,379

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities
Net income	$70,933	$62,926
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	34,420	29,206
Loss (gain) on sale of property, plant and equipment	40	(215)
Deferred income taxes	1,646	(7,275)
Stock based compensation expense	8,218	7,104
Changes in operating assets and liabilities:
Accounts receivable	11,472	(81,713)
Inventories	10,182	(146,869)
Prepaid expenses and other	(6,467)	(4,784)
Accounts payable	(55,471)	80,203
Customer deposits	5,117	1,561
Accrued liabilities and other	(12,889)	33,095

Cash flows provided by (used in) operating activities	67,201	(26,761)

Cash flows from investing activities
Payments for property, plant and equipment	(47,391)	(47,332)
Proceeds from sales of property, plant and equipment	2,080	231

Cash flows used in investing activities	(45,311)	(47,101)

Cash flows from financing activities
Proceeds from debt issuance	175,000	-
Payments on debt and capital lease obligations	(13,142)	(16,704)
Purchases of common stock	(170,403)	-
Proceeds from exercise of stock options	4,899	20,815
Income tax benefit of stock option exercises	1,239	2,111

Cash flows (used in) provided by financing activities	(2,407)	6,222

Effect of exchange rate changes on cash and cash equivalents	1,002	(539)

Net increase (decrease) in cash and cash equivalents	20,485	(68,179)

Cash and cash equivalents:
Beginning of period	188,244	258,382

End of period	$208,729	$190,203

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010
Unaudited
NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
               The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (“Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 2, 2011, and the results of operations for the three and nine months ended July 2, 2011 and July 3, 2010, and the cash flows for the same nine month periods.
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
               The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting periods for the three and nine months ended July 2, 2011 and July 3, 2010 each included 91 days and 273 days, respectively.
               In the fiscal first quarter of 2011, as previously announced, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management, as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. During the fiscal first quarter of 2011, we combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments. See Note 10 - Business Segment, Geographic and Major Customer Information for further information.
Cash and Cash Equivalents:
               Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.
Fair Value of Financial Instruments
               The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $302.4 million and $105.2 million as of July 2, 2011 and October 2, 2010, respectively. The carrying value of the

Company’s long-term debt was $276.3 million and $112.5 million as of July 2, 2011 and October 2, 2010, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its term loan debt.
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
NOTE 2 - INVENTORIES
               Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	July 2,	October 2,
	2011	2010
Raw materials	$356,122	$365,883
Work-in-process	42,578	56,036
Finished goods	85,341	70,511

	$484,041	$492,430

               Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 2, 2011 and October 2, 2010 was $31.2 million and $25.8 million, respectively.
NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
               Property, plant and equipment consisted of the following categories (in thousands):

	July 2,	October 2,
	2011	2010
Land, buildings and improvements	$156,276	$138,230
Machinery and equipment	271,569	255,138
Computer hardware and software	82,902	79,108
Construction in progress	24,281	22,145

	535,028	494,621
Less: accumulated depreciation	(287,243)	(258,907)

	$247,785	$235,714

NOTE 4 - LONG-TERM DEBT
               On April 4, 2008, the Company entered into its credit agreement (the “Credit Facility”) with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and the revolving credit facility may be increased by an additional $100 million (the “accordion feature”) if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of July 2, 2011, the Company has term loan borrowings of $101.3 million outstanding and no revolving borrowings under the Credit Facility.
               The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 2, 2011, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon the Company’s then-current total leverage ratio; as of July 2, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.50%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.375%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Equal quarterly principal repayments of the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a balloon repayment of $75.0 million.
               The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.
               On April 21, 2011, the Company entered into a Note Purchase Agreement (the “Agreement”) with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Agreement includes operational and financial covenants which include a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Agreement. As of July 2, 2011, the Company was in compliance with all debt covenants. The Notes are unsecured and rank at least equally and ratably in point and security with the other unsecured and unsubordinated financing facilities of the Company. Our effective interest rate on the Notes after the treasury rate lock agreement discussed in Note 5 – Derivatives and Fair Value Measurements is 4.97%. Origination fees and expenses associated with the Agreement totaled approximately $0.9 million and have been deferred. These origination fees and expenses are being amortized over the seven-year term of the Notes. Semi-annual interest payments began on June 15, 2011 and end on June 15, 2018 with full repayment of the total principal of the Notes.
               Interest expense related to the commitment fee and amortization of deferred origination fees and expenses for the Credit Facility and Agreement totaled approximately $0.2 million for both the three months ended July 2, 2011 and July 3, 2010, and $0.5 million for both the nine months ended July 2, 2011 and July 3, 2010.
NOTE 5 - DERIVATIVES AND FAIR VALUE MEASUREMENTS
               All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair values. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company currently has cash flow hedges related to variable rate debt and forecasted foreign currency payments. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

               During the fiscal second quarter of 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia. Changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. As of July 2, 2011, the total notional value of the forward contracts was $8.4 million and the total fair value of these forward contracts was $0.2 million.
               During the fiscal second quarter of 2011, the Company entered into two separate treasury rate lock contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. The fixed interest rates for each of these contracts were 2.77% and 2.72%, respectively, with a notional value of $150 million. On April 4, 2011, the Company entered into a final treasury rate lock transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which will be amortized over the seven year term of the related debt.
               In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was $6.2 million as of July 2, 2011. As of July 2, 2011, the total remaining combined notional amount of the Company’s three interest rate swaps was $101.3 million.
               The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $50.0 million as of July 2, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. Changes in the fair value of the forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these forward contracts was $1.6 million as of July 2, 2011.
               The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Statements of Operations:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 2,	October 2,		July 2,	October 2,
		2011	2010		2011	2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		-	-	Current liabilities – Other	$3,516	$3,616
Interest rate swaps		-	-	Other liabilities	$2,637	$5,423
Forward contracts	Prepaid expenses and other	$1,550	$2,612		-	-
Forward contracts	Prepaid expenses and other	$196	-		-	-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
for the Three Months Ended
In thousands of dollars

	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 2,	July 3,		July 2,	July 3,		July 2,	July 3,
	2011	2010		2011	2010		2011	2010

Interest rate swaps	$(676)	$(1,817)	Interest income (expense)	$(1,085)	$(1,160)	Other income (expense)	$-	$-
Forward contracts	$695	$579	Selling and administrative expenses	$953	$749	Other income (expense)	$-	$-
Treasury rate locks	$869	$-	Interest income (expense)	$43	$-	Other income (expense)	$-	$-

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
for the Nine Months Ended
In thousands of dollars

	Amount of Gain or					Location of Gain or (Loss)	Amount of Gain or (Loss)
	(Loss) Recognized in					Recognized in Income on	Recognized in Income on
	Other Comprehensive		Location of Gain or (Loss)	Amount of Gain or (Loss)		Derivative (Ineffective	Derivative (Ineffective
Derivatives in Cash	Income (“OCI”) on		Reclassified from	Reclassified from		Portion and Amount	Portion and Amount
Flow Hedging	Derivative (Effective		Accumulated OCI into	Accumulated OCI into		Excluded from	Excluded from
Relationships	Portion)		Income (Effective Portion)	Income (Effective Portion)		Effectiveness Testing)	Effectiveness Testing)
	July 2,	July 3,		July 2,	July 3,		July 2,	July 3,
	2011	2010		2011	2010		2011	2010

Interest rate swaps	$(420)	$(3,160)	Interest income (expense)	$(3,306)	$(3,715)	Other income (expense)	$-	$-
Forward contracts	$2,108	$2,447	Selling and administrative expenses	$2,848	$1,150	Other income (expense)	$-	$-
Treasury rate locks	$2,281	$-	Interest income (expense)	$43	$-	Other income (expense)	$-	$-

               The following table lists the fair values of the Company’s derivatives as of July 2, 2011, by input level as defined in Note 1 – Basis of Presentation and Accounting Policies:

	Fair Value Measurements Using Input Levels:
	(in thousands)
	Level 1	Level 2	Level 3	Total
Derivatives

Interest rate swaps	$-	$6,153	$-	$6,153

Foreign currency forward contracts	$-	$1,746	$-	$1,746

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
NOTE 6 - EARNINGS PER SHARE
               The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Basic and Diluted Earnings Per Share:
Net income	$22,040	$24,368	$70,933	$62,926

Basic weighted average common shares outstanding	37,021	40,337	39,135	39,935
Dilutive effect of stock options outstanding	839	871	788	818

Diluted weighted average shares outstanding	37,860	41,208	39,923	40,753

Earnings per share:
Basic	$0.60	$0.60	$1.81	$1.58

Diluted	$0.58	$0.59	$1.78	$1.54

               For the three and nine months ended July 2, 2011, stock options and stock-settled stock appreciation rights (“SARs”) related to approximately 1.1 million and 1.2 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company’s common shares and, therefore, their effect would be antidilutive.
               For the three and nine months ended July 3, 2010, stock options and stock-settled SARs related to approximately 0.8 million and 1.1 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company’s common shares and, therefore, their effect would be antidilutive.
NOTE 7 - STOCK-BASED COMPENSATION
               The Company recognized $2.7 million and $8.2 million of compensation expense associated with stock-based awards for the three and nine months ended July 2, 2011, respectively, and $2.4 million and $7.1 million for the three and nine months ended July 3, 2010, respectively.
               The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8 - SHAREHOLDERS’ EQUITY
               On February 16, 2011, as previously announced, the Company’s Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $200 million of common stock. As of July 2, 2011, the Company repurchased 5.3 million shares for approximately $170.4 million, at a weighted average price of $32.24 per share. These shares were recorded as treasury stock. As of July 2, 2011, the Company had a commitment of approximately $4.6 million related to the purchase of 0.1 million shares, which were purchased before July 2, 2011, but settled after the end of the fiscal third quarter.
NOTE 9 - INCOME TAXES
               Income tax expense for the three and nine months ended July 2, 2011 was $0.7 million and $2.2 million, respectively. The effective tax rates for both the three and nine months ended July 2, 2011 were 3 percent. As demonstrated in recent quarters, the Company’s tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in the Asia Pacific segment due to tax holidays.
               Income tax expense for the three and nine months ended July 3, 2010 was $0.5 million and $1.3 million, respectively. The effective tax rates for both the three and nine months ended July 3, 2010 were 2 percent.
               As of July 2, 2011, there was no material change in the amounts recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended July 2, 2011 and July 3, 2010 was not material.
               It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.
               The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Despite recent losses in the United States tax jurisdiction, the Company has concluded that it continues to be more likely than not that the net U.S. deferred tax assets will be realized, and no valuation allowance is currently warranted. Our net deferred tax assets as of July 2, 2011, reflect a $1.6 million valuation allowance against certain state deferred income taxes and a remaining valuation allowance of $1.0 million related to state tax deductions associated with stock-based compensation. If the United States operations continue to generate taxable losses, there may be a need to provide an additional valuation allowance on our net United States deferred tax assets.

NOTE 10 - BUSINESS SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION
               Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
               In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure, and as a result, modified our reportable segments. See Note 1 – Basis of Presentation and Accounting Policies for further information.
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
               Information about the Company’s three reportable segments for the three and nine months ended July 2, 2011 and July 3, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales:
AMER	$305,448	$321,932	$981,895	$907,619
APAC	280,126	251,497	818,509	673,368
EMEA	24,423	18,503	68,818	51,070
Elimination of inter-segment sales	(50,814)	(55,548)	(176,120)	(174,296)

	$559,183	$536,384	$1,693,102	$1,457,761

Depreciation:
AMER	$3,781	$3,508	$11,283	$10,046
APAC	5,304	4,823	15,736	13,489
EMEA	836	468	2,068	1,443
Corporate	1,773	1,596	5,333	4,228

	$11,694	$10,395	$34,420	$29,206

Operating income (loss):
AMER	$15,278	$18,699	$52,777	$55,235
APAC	30,593	31,509	92,855	83,897
EMEA	(1,031)	41	(1,237)	(829)
Corporate and other costs	(19,955)	(23,217)	(65,251)	(67,661)

	$24,885	$27,032	$79,144	$70,642

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Capital expenditures:
AMER	$2,452	$6,898	$10,712	$13,510
APAC	12,620	2,732	27,661	19,380
EMEA	3,734	560	6,719	906
Corporate	399	5,707	2,299	13,536

	$19,205	$15,897	$47,391	$47,332

	July 2,	October 2,
	2011	2010
Total assets:
AMER	$452,984	$495,639
APAC	620,660	539,543
EMEA	86,028	84,786
Corporate	152,860	170,411

	$1,312,532	$1,290,379

               The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales:
United States	$279,468	$296,796	$898,688	$837,257
Malaysia	220,687	212,777	649,288	584,136
China	59,439	38,720	169,221	89,232
United Kingdom	19,825	18,225	59,307	50,368
Mexico	25,980	25,136	83,207	70,362
Romania	4,598	278	9,511	702
Elimination of inter-segment sales	(50,814)	(55,548)	(176,120)	(174,296)

	$559,183	$536,384	$1,693,102	$1,457,761

	July 2,	October 2,
	2011	2010
Long-lived assets:
United States	$56,402	$59,233
Malaysia	93,011	86,387
China	28,214	21,920
United Kingdom	10,333	7,248
Mexico	9,876	8,655
Romania	6,702	4,484
Corporate	43,247	47,787

	$247,785	$235,714

               Long-lived assets as of both July 2, 2011 and October 2, 2010, exclude other long-term assets totaling $28.7 million.

               The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Juniper Networks, Inc. (“Juniper”)	17%	16%	17%	16%
               No other customers accounted for 10 percent or more of net sales in any of the indicated periods.
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
               Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2010 and for the nine months ended July 2, 2011 (in thousands):

Limited warranty liability, as of October 3, 2009	$4,470
Accruals for warranties issued during the period	557
Settlements (in cash or in kind) during the period	(972)

Limited warranty liability, as of October 2, 2010	4,055
Accruals for warranties issued during the period	864
Settlements (in cash or in kind) during the period	(316)

Limited warranty liability, as of July 2, 2011	$4,603

NOTE 12 - LITIGATION
               In the fiscal fourth quarter of 2010, the Company determined it would incur up to approximately $1.1 million relating to non-conforming inventory received from a supplier. The Company reached a settlement with the supplier during the fiscal first quarter of 2011 for $0.9 million, which has been received and recorded in selling and administrative expenses in the nine months ended July 2, 2011.

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
NOTE 14 - NEW ACCOUNTING PRONOUNCEMENTS
               In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of OCI. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
               In May 2011, the FASB issued an amendment in common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendment also provides for additional accounting guidance and disclosures related to fair value measurements. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.
               In October 2009, the FASB issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted this guidance beginning October 3, 2010, and the adoption did not have a material effect on our consolidated financial position, results of operations, or cash flows.
               In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a

VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The Company adopted this amendment beginning October 3, 2010, and the adoption did not have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT:
               The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including, but not limited to:
•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the economic performance of the industries, sectors and customers we serve

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected

•	the particular risks relative to new customers, including our arrangements with The Coca-Cola Company, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•	the risks of concentration of work for certain customers

•	our ability to successfully manage a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements

•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability

•	the fact that customer orders may not lead to long-term relationships

•	the effects of the current constrained supply environment, which has led and may continue to lead to periods of shortages and delays in obtaining components based on the lack of capacity at some of our suppliers to meet increased demand, or which may cause customers to increase forecasts and orders to secure raw material supply or result in our inability to secure raw materials required to complete product assemblies

•	raw materials and component cost fluctuations particularly due to sudden increases in customer demand

•	the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by customers, resulting in an inventory write-off

•	the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities

•	the effect of changes in the pricing and margins of products

•	the effect of start-up costs of new programs and facilities, including our recent and planned expansions, such as our potential new replacement facility in Oradea, Romania, and our plans to further expand in Penang, Malaysia, Darmstadt, Germany and Xiamen, China

•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection

•	possible unexpected costs and operating disruption in transitioning programs

•	the potential effect of fluctuations in the value of the currencies in which we transact business

•	the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism, war in the Middle East, and the earthquake and tsunami in Japan)

•	the impact of increased competition, and

•	other risks detailed herein, as well as in our SEC filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 2, 2010).

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
EXECUTIVE SUMMARY
               As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. The accounting periods for the three and nine months ended July 2, 2011 and July 3, 2010 each included 91 days and 273 days, respectively.
               In the fiscal first quarter of 2011, as previously announced, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management, as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. During the fiscal first quarter of 2011, we combined our United States and Mexico segments into the “Americas” (AMER) segment and renamed our Asia segment “Asia Pacific” (APAC) and our Europe segment “Europe, Middle East and Africa” (EMEA) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments.
               Three months ended July 2, 2011. Net sales for the three months ended July 2, 2011, of $559.2 million increased by $22.8 million, or 4.3 percent, as compared to the three months ended July 3, 2010. The net sales increase in the current year period was driven primarily by new program wins and higher end-market demand from numerous existing customers in each of our market sectors except wireless infrastructure, as well as the addition of a new customer in the industrial/commercial sector, partially offset by the previously announced disengagement of a significant wireless infrastructure customer. Net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, increased slightly as a result of improved end-market demand for the mix of Juniper products we produce.
               Gross margins were 9.7 percent for the three months ended July 2, 2011, which compared unfavorably to 10.4 percent for the three months ended July 3, 2010. The current year period included higher fixed expenses related to higher headcount to support the revenue growth as well as increased depreciation expense. Changes in customer mix also contributed to the decrease in gross margins.
               Selling and administrative expenses for the three months ended July 2, 2011 were $29.2 million, an increase of $0.7 million, or 2.5 percent, over the three months ended July 3, 2010. The current year period increase was primarily related to higher personnel costs, including those related to headcount to support the higher revenue levels achieved, partially offset by lower variable incentive compensation expense.
               Net income for the three months ended July 2, 2011 decreased by $2.3 million, or 9.6 percent, to $22.0 million from the three months ended July 3, 2010, and diluted earnings per share decreased to $0.58 in the current year period from $0.59 in the prior year period. Net income decreased due to higher fixed, as well as selling and administrative expenses, primarily as a result of increased headcount to support the revenue growth. Increased interest expense related to the private placement debt issued in the fiscal third quarter, which supported the share repurchase program, also reduced net income. The effective tax rate in the current year period was 3 percent as compared to 2 percent in the prior year period due to the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.

               Nine months ended July 2, 2011. Net sales for the nine months ended July 2, 2011, of $1,693.1 million increased by $235.3 million, or 16.1 percent, as compared to the nine months ended July 3, 2010 as a result of the same factors noted above for the three-month period.
               Gross margins were 9.7 percent for the nine months ended July 2, 2011, which compared unfavorably to 10.3 percent for the nine months ended July 3, 2010. The prior year period benefited from approximately $3.2 million of proceeds from a litigation settlement. Excluding the prior year settlement, the gross margin percentage in the current year period would have decreased 0.4 percent as compared to the prior year as a result of the mix of customer revenue as well as increased fixed expenses across the company related to higher headcount to support revenue growth and annual merit increases.
               Selling and administrative expenses for the nine months ended July 2, 2011 were $85.3 million, an increase of $5.4 million, or 6.8 percent, over the nine months ended July 3, 2010. The current year period increase was primarily related to higher personnel costs, including those related to increased headcount to support the higher revenue levels achieved and increased stock based compensation expense, partially offset by funds from a dispute recovery and lower variable incentive compensation expense.
               Net income for the nine months ended July 2, 2011 increased by $8.0 million, or 12.7 percent, to $70.9 million from the nine months ended July 3, 2010, and diluted earnings per share increased to $1.78 in the current year period from $1.54 in the prior year period. Net income increased due to higher sales, partially offset by increased fixed, as well as selling and administrative expenses, primarily as a result of increased headcount to support the revenue growth. The effective tax rate in the current year period was 3 percent as compared to 2 percent in the prior year period. The increase in the effective tax rate for the current year period as compared to the prior year period was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays.
RESULTS OF OPERATIONS
               Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 2,	July 3,	Increase/		July 2,	July 3,	Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)

Net Sales	$559.2	$536.4	$22.8	4.3%	$1,693.1	$1,457.8	$235.3	16.1%
               For the three months ended July 2, 2011, our net sales increase of 4.3 percent was the result of higher net sales in all market sectors except wireless infrastructure. The overall sales increase was driven by new program wins and improved end-market demand from numerous existing customers, as well as the addition of a new customer in the industrial commercial sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce. The wireless infrastructure sector decreased due to the previously announced disengagement of a significant customer in that sector.
               For the nine months ended July 2, 2011, our net sales increase of 16.1 percent as compared to the prior year was the result of the same factors described above.
               Our percentages of net sales by market sector for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
Industry	2011	2010	2011	2010
Wireline/Networking	40%	42%	40%	44%
Wireless Infrastructure	6%	11%	8%	12%
Medical	21%	21%	21%	19%
Industrial/Commercial	23%	18%	22%	17%
Defense/Security/Aerospace	10%	8%	9%	8%

               The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Juniper	17%	16%	17%	16%
Top 10 customers	53%	54%	53%	57%
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
               We have seen increased merger and acquisition activity that has already impacted, and may continue to impact, our customers. Specifically, two of our customers were acquired in the first quarter of fiscal 2010. Our production for these two customers ramped down during the first three quarters of fiscal 2011 and full disengagement of both customers is expected by the end of the fiscal year.
               Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 2,	July 3,	Increase/		July 2,	July 3,	Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)

Gross Profit	$54.1	$55.5	($1.4)	(2.5%)	$164.5	$150.6	$13.9	9.2%
Gross Margin	9.7%	10.4%			9.7%	10.3%
               For the three months ended July 2, 2011, gross profit was impacted by the following factors:
•	increased fixed expenses in the current year period due to higher headcount expenses of approximately $3.3 million to support the revenue growth as well as increased depreciation expense of approximately $1.2 million, and

•	a change in customer mix as one significant wireless infrastructure customer disengaged during the quarter while a new program in the industrial commercial sector, which is inherently less profitable in its early stages, started to ramp up.
               For the nine months ended July 2, 2011, gross profit was impacted by the following factors:
•	increased capacity utilization from higher revenue levels in the current year period, which resulted in higher gross margin

•	partially offset by increased fixed expenses in the current year period due to higher headcount expenses of approximately $12.9 million to support the revenue growth and annual merit increases as well as increased depreciation expense of $4.2 million

•	a $3.2 million benefit in the fiscal first quarter of 2010 from a litigation settlement, and

•	a change in customer mix as we disengaged one significant customer, continue to ramp down another significant customer and ramp up other new programs, which are inherently less profitable in their early stages.
               Gross margins reflect a number of factors that can vary from period to period, including product and service mix, the level of new facility start-up costs, inefficiencies resulting from the transition of new programs, product life cycles, sales volumes, price reductions, overall capacity utilization, labor costs and efficiencies, the management of inventories, component pricing and shortages, fluctuations and timing of customer orders, changing demand for our customers’ products and competition within the electronics industry. During fiscal 2010 we experienced, and may again in the future experience, a constrained supply environment, which caused periods of parts shortages and delays for some components based on lack of capacity at some of our suppliers to meet increased demand from the gradually improving economic outlook. The March 2011 earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that are incorporated in the products we manufacture. While we have yet to experience a material adverse effect resulting from this event, the magnitude and duration of the impact on us relating to this event is not yet known. We continue to monitor the effect of the events in Japan on our supply chain. Shortages and delays could negatively impact net sales, inventory levels, component costs and margin. Additionally, turnkey manufacturing involves the risk of inventory management, and a change in component costs can directly impact average selling prices, gross margins and net sales. Although we focus on maintaining gross margins, there can be no assurance that gross margins will not decrease in future periods.
               Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers as we consider these amounts immaterial.
               Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Variance		Nine Months Ended		Variance
	July 2,	July 3,	Increase/		July 2,	July 3,	Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)

S&A	$29.2	$28.5	$0.7	2.5%	$85.3	$79.9	$5.4	6.8%
Percent of net sales	5.2%	5.3%			5.0%	5.5%
               For the three months ended July 2, 2011, the dollar increase in S&A was due primarily to an increase in headcount and personnel related expenses of approximately $2.0 million to support the higher revenue levels achieved, partially offset by lower variable incentive compensation expense of $1.5 million. S&A as a percentage of net sales decreased during the fiscal third quarter of 2011 as a result of net revenue expanding more quickly than these costs increased.
               For the nine months ended July 2, 2011, the dollar increase in S&A was due primarily to higher headcount and personnel related expense of approximately $6.0 million to support the higher revenue levels achieved and higher stock based compensation expense of approximately $0.9 million, partially offset by lower variable incentive compensation expense of approximately $2.2 million and a dispute recovery of approximately $0.9 million. S&A as a percentage of net sales decreased during the first nine months of fiscal 2011 as a result of net revenue expanding more quickly than these costs increased.
               Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Income tax expense	$0.7	$0.5	$2.2	$1.3
Effective annual tax rate	3%	2%	3%	2%
               The effective tax rate for both the three months and nine months ended July 2, 2011 was 3 percent. The effective tax rates for both the three and nine months ended July 3, 2010 was 2 percent. The slight increase in the effective tax rate for the three and nine month period ended July 2, 2011 from the prior year period’s tax rate was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in past quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the Asia Pacific segment due to tax holidays; there are various terms and requirements related to these tax holidays, with which we must comply in order for them to continue.
               Our net deferred income tax assets as of July 2, 2011, reflect a $1.6 million valuation allowance against certain state deferred income taxes and a remaining valuation allowance of $1.0 million related to state tax deductions associated with stock-based compensation. If the United States operations continue to generate taxable losses, there may be a need to provide a valuation allowance on our net United States deferred tax assets.
               We currently expect the annual effective tax rate for fiscal 2011 to be 3 percent.
REPORTABLE SEGMENTS
               In the fiscal first quarter of 2011, we completed our migration to a regional reporting structure and as a result, made a minor change to our reportable segments. See “Executive Summary” above for further information.
               A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Net sales:
AMER	$305.5	$321.9	$981.9	$907.7
APAC	280.1	251.5	818.5	673.4
EMEA	24.4	18.5	68.8	51.0
Elimination of inter-segment sales	(50.8)	(55.5)	(176.1)	(174.3)

	$559.2	$536.4	$1,693.1	$1,457.8

Operating income (loss):
AMER	$15.3	$18.7	$52.7	$55.2
APAC	30.6	31.5	92.9	83.9
EMEA	(1.0)	-	(1.2)	(0.8)
Corporate and other costs	(20.0)	(23.2)	(65.3)	(67.7)

	$24.9	$27.0	$79.1	$70.6

Americas (AMER): Net sales for the three months ended July 2, 2011 decreased $16.4 million, or 5.1 percent, due to the previously announced disengagement of a wireless infrastructure customer as well as volatile end-market demand from numerous existing customers in each of our market sectors. Net sales to our largest customer, Juniper, increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce. Operating income for the current year period decreased as a result of the decreased sales.
Net sales for the nine months ended July 2, 2011 increased $74.2 million, or 8.2 percent, due to higher end-market demand from numerous existing customers in each of our market sectors, partially offset by soft demand from a wireless infrastructure customer as well as the disengagement of a significant wireless infrastructure customer. Net sales to our largest customer, Juniper, increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce. Operating income for the current year period decreased slightly due to the prior year period benefitting from a $3.2 million litigation settlement.
Asia Pacific (APAC): Net sales for the three months ended July 2, 2011 increased $28.6 million, or 11.4 percent, due to a new industrial commercial customer as well as higher end-market demand from numerous existing customers across all sectors. This increase was partially offset by soft demand from a customer in the wireless infrastructure sector. Operating income in the current year period decreased slightly due to changes in customer mix and higher fixed expenses.
Net sales for the nine months ended July 2, 2011 increased $145.1 million, or 21.5 percent, due to higher end-market demand from numerous existing customers, primarily in our wireline/networking sector, as well as increased demand from a new customer in the industrial/commercial sector. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce. Operating income in the current year period improved as a result of the net sales growth, offset by changes in customer mix.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended July 2, 2011 increased $5.9 million, or 31.9 percent, due primarily to increased demand from two existing customer programs, one in the industrial/commercial sector and one in the defense/security/aerospace sector and the favorable impact of foreign currency translation. The net operating loss in the current year period was a result of increased operating costs from our Romania facility and our new engineering facility in Darmstadt, Germany.
Net sales for the nine months ended July 2, 2011 increased $17.8 million, or 34.9 percent, due primarily to increased demand from two existing customer programs in the industrial/commercial sector. Operating loss in the current year period increased $0.4 million as compared to the prior year period as a result of increased operating costs from our Romania facility and our new engineering facility in Darmstadt, Germany.
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
LIQUIDITY AND CAPITAL RESOURCES
               Operating Activities. Cash flows provided by operating activities were $67.2 million for the nine months ended July 2, 2011, as compared to cash flows used in operating activities of $26.8 million for the nine months ended July 3, 2010. The increase in cash flows provided by operating activities was the result of increased earnings and improvements in working capital.
               Inventory levels increased slightly to support customer demand variability with our existing customers as compared to the prior year. Inventory turns as of July 2, 2011 were slightly higher at 4.2 as compared to turns of 4.1 as of July 3, 2010. Days in inventory changed favorably as of July 2, 2011 to 88 days as compared to 89 days in the prior year. We continue to take steps to actively manage our inventory levels down with the assistance of our customers, while continuing to meet our customers’ needs for flexibility and agility.
               The overall increase in accounts receivable was mainly due to increased revenue during the nine months ended July 2, 2011, as compared to the prior year, as well as the timing of collections. As of July 2, 2011, quarterly days sales outstanding in accounts receivable were 49 days as compared to 47 days for the prior year period, and were unfavorably impacted by fewer negotiated accelerated payments from customers.
               The decrease in accounts payable was largely the result of the timing of inventory receipts for the nine months ended July 2, 2011, as compared to the prior year.
               Investing Activities. Cash flows used in investing activities totaled $45.3 million for the nine months ended July 2, 2011, and were primarily for additions to property, plant and equipment in the Asia Pacific segment. These investments were for new equipment to support customer demand as well as investments in new facilities in Penang, Malaysia and Xiamen, China to increase capacity. See Note 10 in Notes to Condensed Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment.
               We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2011 to be approximately $80 million. A significant portion of the fiscal 2011 capital expenditures is being used for the construction of new manufacturing facilities in Penang, Malaysia and Xiamen, China, as mentioned above.
               Financing Activities. Cash flows used in financing activities totaled $2.4 million for the nine months ended July 2, 2011, as compared to cash flows provided by financing activities of $6.2 million for the nine months ended July 3, 2010. Cash flows used in the current year period represented payments for common stock related to our new share repurchase program as well as payments on our outstanding term loan, partially offset by cash proceeds from our private placement debt, described below.
               On February 16, 2011, our Board of Directors approved a new share repurchase program that authorized us to repurchase up to $200 million of common stock. As of July 2, 2011, we have repurchased 5.3 million shares for approximately $170.4 million, at a weighted average price of $32.24 per share. These shares were recorded as treasury stock. As of July 2, 2011, we had a commitment of approximately $4.6 million related to the purchase of 0.1 million shares, which were purchased before July 2, 2011, but settled after the end of the fiscal third quarter. The remaining $25.0 million share repurchase authorization will be retained for future use based on market conditions.
               To support our new share repurchase program, we entered into a private placement of $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”) during the fiscal third quarter of 2011. We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. Origination fees and expenses associated with the private placement totaled approximately $0.9 million and have been deferred. These origination fees and expenses are being amortized over the seven-year term of the Notes. Semi-annual interest payments began on June 15, 2011 and end on June 15, 2018 with full repayment of the total principal of the Notes.
               During the fiscal second quarter of 2011, we entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. The fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively, with a notional value of $150 million. On April 4, 2011, we entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and we received proceeds of $2.3 million, which will be amortized over the seven year term of the related debt.
               During the fiscal second quarter of 2011, we entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia. As of July 2, 2011, the total notional value of the forward contracts was $8.4 million and the total fair value of these forward contracts was $0.2 million.
               On April 4, 2008, we entered into our Credit Facility with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million (the “accordion feature”) if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of July 2, 2011, we had term loan borrowings of $101.3 million outstanding and no revolving borrowings under the Credit Facility.
               The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 2, 2011, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of July 2, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.50%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.375%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million per quarter began on June 30, 2008 and end on April 4, 2013, with a final balloon repayment of $75.0 million.
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
               In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial notional value of $150 million and mature on April 4, 2013. The total fair value of these interest rate swap contracts was $6.2 million as of July 2, 2011. As of July 2, 2011, the total remaining combined notional amount of the Company’s three interest rate swaps was $101.3 million.
               Our Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $50.0 million as of July 2, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of our local currency expenses. The changes in the fair value of forward contracts are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these forward contracts was $1.6 million at July 2, 2011.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
               Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 2, 2011 (dollars in millions):

	Payments Due by Fiscal Period
		Remaining in			2016 and
Contractual Obligations	Total	2011	2012-2013	2014-2015	thereafter

Long-Term Debt Obligations (1,2)	$346.3	$7.7	$122.3	$17.6	$198.7
Capital Lease Obligations	20.3	0.9	7.7	8.0	3.7
Operating Lease Obligations	36.6	2.4	16.8	11.2	6.2
Purchase Obligations (3)	354.9	232.5	121.6	0.3	0.5
Other Long-Term Liabilities on the Balance Sheet (4)	9.0	0.4	1.5	1.5	5.6
Other Long-Term Liabilities not on the Balance Sheet (5)	2.9	0.9	2.0	-	-

Total Contractual Cash Obligations	$770.0	$244.8	$271.9	$38.6	$214.7

(1) - As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. The amounts listed above include interest, as we intend to hold the loan to maturity. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(2) As of April 21, 2011, we entered into the Note Purchase Agreement and immediately issued $100 million in principal amount and another $75 million in principal amount on June 15, 2011. The amounts listed above include interest, as we intend to hold the loan to maturity. See Note 4 in Notes to Condensed Consolidated Financial Statements for further information.
(3) - As of July 2, 2011, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.
(4) - As of July 2, 2011, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the table the impact, as of July 2, 2011, of approximately $6.0 million related to uncertain tax positions. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.
(5) - As of July 2, 2011, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as a subsequent commitment for approximately $0.6 million related to an acquisition of land. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
               Our accounting policies are disclosed in our 2010 annual report on Form 10-K. During the first, second and third quarters of fiscal 2011, there were no material changes to these policies.
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

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	6%	5%	6%	4%
Total costs	15%	13%	14%	13%
               The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 2, 2011, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
               We have financial instruments, including cash equivalents and short-term investments as well as debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps and treasury rate locks based on existing market conditions; we have entered into interest rate swaps for $101.3 million in term loans, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As is common with these types of agreements, our interest rate swap and treasury rate lock agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
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
               Our only material interest rate risk as of July 2, 2011, is associated with our Credit Facility under which we borrowed $150 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on net interest expense for both the three and nine months ended July 2, 2011 and July 3, 2010.

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
               Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2011, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. Unregistered Sales Of Equity Securities and Use Of Proceeds
     The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 2, 2011.

				Maximum
			Total number	approximate dollar
			of shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans or	under the plans or
Period	purchased	per share	programs	programs*

April 3 to April 30, 2011	392,184	$34.81	392,184	$102,918,000

May 1 to May 28, 2011	540,130	36.00	540,130	$83,460,000

May 29 to July 2, 2011	1,623,070	33.17	1,623,070	$29,597,000

Total	2,555,384	$34.02	2,555,384

* On February 16, 2011, as previously announced, the Company’s Board of Directors approved a new share repurchase program that authorizes the Company to repurchase up to $200 million of common stock. As of July 2, 2011, the Company has repurchased 5.3 million shares for approximately $170.4 million, at an average price of $32.24 per share. These shares were recorded as treasury stock. As of July 2, 2011, the Company had a commitment of approximately $4.6 million related to the purchase of 0.1 million shares, which were purchased before July 2, 2011, but settled after the end of the fiscal quarter. The remaining $25.0 million share repurchase authorization will be retained for future use based on market conditions.
ITEM 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

8/5/11	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

8/5/11	/s/ Ginger M. Jones
Date	Ginger M. Jones
Senior Vice President and Chief Financial Officer