Form 10-K
period 2011-10-01
PLEXUS CORP
filed 2011-11-17
CIK 785786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011

OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14423

PLEXUS CORP.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin		39-1344447
(State or other jurisdiction of incorporation or organization)	One Plexus Way Neenah, Wisconsin 54956 (920) 722-3451	(I.R.S. Employer Identification No.)

(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Global Select Market
Preferred Share Purchase Rights	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    ✓

As of April 2, 2011, 37,928,077 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $34.80 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 349,975 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,307.7million.

As of November 11, 2011, there were 34,620,493 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2012 Annual
Meeting of Shareholders	Part III

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that provide guidance or are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties, including, but not limited to:

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs
•	the poor visibility of future orders, particularly in view of current economic conditions
•	the economic performance of the industries, sectors and customers we serve
•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods, as well as varying margins across different programs
•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis
•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected
•

the particular risks relative to new or recent customers and/or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•

the effects of a constrained supply environment, which has led and may lead to periods of shortages and delays in obtaining components, or result in our inability to secure raw materials required to complete product assemblies

•	raw materials and component cost fluctuations
•	the risks of concentration of work for certain customers and in a limited number of market sectors
•	our ability to successfully manage a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements
•	the risks of operating as a multinational corporation, including adverse local developments and currency risks
•	the risk that new program wins and/or customer demand may not result in the expected revenue or profitability
•	the fact that customer orders may not lead to long-term relationships
•	the risks associated with excess and obsolete inventory, including failures by customers to meet their related obligations
•

the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities

•	the effect of changes in the pricing and margins of products
•	the effect of start-up costs of new programs and facilities, including our recent, planned and potential future expansions
•	the effects of increasingly extensive government regulation and third party certification requirements, and changes in tax laws
•	the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection
•	possible unexpected costs and operating disruptions in transitioning programs
•	the potential effect of fluctuations in the value of the currencies in which we transact business
•

the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, terrorism, war in the Middle East, and the continuing effects of the earthquake and tsunami in Japan and the floods in Thailand)

•	the challenges associated with managing information systems
•	the potential loss of key personnel or other personnel disruptions
•	the impact of increased competition, and
•	other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I

ITEM 1.	BUSINESS

Overview

Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas (“AMER”), European (“EMEA”) and Asia-Pacific (“APAC”) regions. Award-winning customer service is provided to over 130 branded product companies in the Wireline/Networking, Wireless Infrastructure, Medical, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.

Plexus is passionate about its goal to be the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs characterized by unique flexibility, technology, quality and regulatory requirements. We have aligned our business operations, processes, workforce and financial metrics to support this strategy.

We operate flexible manufacturing facilities and processes designed to accommodate customers with multiple product-lines and configurations. Each of our customers are supported by a multi-disciplinary customer team and one or more uniquely configured “focus factories” supported by a supply-chain and logistics solution specifically designed to meet the flexibility and responsiveness required to support that customer’s fulfillment requirements.

Our go-to-market strategy is also tailored to our target market sectors and business strategy, with business development and customer management teams dedicated to each of the five sectors we serve. These teams are accountable to understand sector participants, technology, unique quality and regulatory requirements and longer-term trends in these sectors. These teams also help set our strategy for growth in these sectors with a particular focus on expanding the services and value-add that we provide customers.

In addition, our financial model is aligned with our business strategy, with our primary focus to earn a return on invested capital (“ROIC”) 500 basis points in excess of our weighted average cost of capital (“WACC”). We review our internal calculation of WACC annually, and at the end of fiscal 2011 reduced our estimated WACC to 12.5%. Lower manufacturing volumes, flexibility and fulfillment requirements, our sector-based go-to-market strategy, and complex quality and regulatory compliance requirements typically result in higher investments in inventory and selling and administrative costs relative to our competitors, particularly those that provide EMS services for high-volume, less complex products with less stringent requirements (such as consumer electronics). By exercising discipline to generate a ROIC in excess of our WACC, our goal is to ensure that Plexus creates value for our shareholders.

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

Established in 1979 as a Wisconsin corporation, we have approximately 9,000 full-time employees, including approximately 1,700 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 24 active facilities in 15 locations, totaling approximately 2.6 million square feet. These facilities are strategically located to support the global supply chain, manufacturing and engineering needs of customers in our targeted market sectors.

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

Product development and design. We provide comprehensive conceptual design and value-engineering services. These product design services include program management, feasibility studies, product conceptualization, specification development for product features and functionality, circuit design (including digital, microprocessor, power, analog, radio frequency (RF), optical and micro-electronics), field programmable gate array design (FPGA), printed circuit board layout, embedded software design, mechanical design (including thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures, and castings), development of test specifications and product verification testing. We invest in the latest design automation tools and technology. We also provide comprehensive value-engineering services for our customers that extend the life cycles of their products. These value-added services include engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.

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

Our manufacturing and engineering facilities are ISO certified to 9001:2008 standards. We have additional certifications and/or registrations held by certain of our facilities in the following regions:

•	Medical Standard ISO 13485:2003 – AMER, APAC, EMEA
•	Environmental Standard ISO – 14001 – AMER, APAC, EMEA
•	Environmental Standard OSHAS 18001 – APAC, EMEA
•	21 CFR Part 820 (FDA) (Medical) – AMER, APAC
•	Telecommunications Standard TL 9000 – AMER, APAC
•	Aerospace Standard AS9100 – AMER, APAC, EMEA
•	NADCAP certification – AMER, APAC
•	FAR 145 certification (FAA repair station) – AMER
•	ITAR (International Traffic and Arms Regulation) self-declaration – AMER
•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 – AMER, APAC
•	ATEX/IECEx certification – APAC, EMEA
•	SFDA (Medical) – APAC
•	JMGP accreditation – APAC, AMER, EMEA

Customers and Market Sectors Served

We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2011, we served approximately 130 customers. For many customers, we provide design and production capabilities, thereby allowing these customers to concentrate on research and development, concept development, distribution, marketing and sales. This helps accelerate their time to market, reduce their investment in engineering and manufacturing capacity and optimize total product cost.

Juniper Networks, Inc. (“Juniper”) accounted for 17 percent of our net sales in fiscal 2011, 16 percent in fiscal 2010 and 20 percent in fiscal 2009. No other customer accounted for 10 percent or more of our net sales in fiscal 2011, 2010 or 2009. The loss of any of our major customers could have a significant negative impact on our financial results.

Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are not dependent on sales to others.

The distribution of our net sales by market sectors is shown in the following table:

	Fiscal years ended
Industry	October 1, 2011	October 2, 2010	October 3, 2009
Wireline/Networking	39%	43%	44%
Wireless Infrastructure	7%	12%	11%
Medical	21%	20%	22%
Industrial/Commercial	24%	18%	13%
Defense/Security/Aerospace	9%	7%	10%

	100%	100%	100%

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

Occasional component shortages and subsequent allocations by suppliers are an inherent risk of the electronics industry. Components shortages have been an issue for the industry and for us in fiscal 2011 and fiscal 2010; these shortages are discussed more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to try to minimize our exposure to material and component shortages. We have a corporate sourcing and procurement organization whose primary purpose is to develop supply-chain sources and create strong supplier alliances to ensure, as much as possible, a steady flow of components at competitive prices. We also have a global expediting and escalation process that we believe provides Plexus the ability to effectively track and manage component shortages. Since we design products and therefore can influence the selection of components used in some new products, component manufacturers often provide us with priority access to materials and components, even during times of shortages. We have undertaken a series of initiatives, including the use of advanced supply chain solutions to improve continuity of supply and supply chain flexibility.

New Business Development

Our new business development is organized around end markets, or market sectors. Each market sector has a team of dedicated resources including a business development vice president, a customer management vice president, sales account executives, customer directors, customer managers, engineering and manufacturing subject matter experts, and market sector analysts. Our sales and marketing efforts focus on both targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services is a marketing advantage; our sector teams participate in marketing through direct customer contact and participation in industry events and seminars.

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

Information Technology

Our integrated ERP platform serves all of our manufacturing sites. This ERP platform augments our other management information systems and includes various software systems to enhance and standardize our ability to translate information from multiple production facilities into operational and financial information as well as create a consistent set of core business applications at our facilities worldwide. We believe the related software licenses are of a general commercial character on terms customary for these types of agreements.

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

We employ approximately 9,000 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so, we use skilled temporary labor in addition to our full-time employees. In the United Kingdom, approximately 140 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in the United States, Romania, Germany, Malaysia, China and Mexico are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

ITEM 1A.	RISK FACTORS

Our net sales and operating results may vary significantly from period to period.

Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity
•	the typical short life-cycle of our customers’ products
•	customers’ operating results and business conditions
•	changes in our, and our customers’, sales mix
•	varying gross margins among different programs
•	failures of our customers to pay amounts due to us
•	volatility of customer demand for certain programs and sectors
•	challenges associated with the engagement of new customers or additional work from existing customers
•	the timing of our expenditures in anticipation of future orders
•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes
•	changes in cost and availability of labor and components and
•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.

Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 55 percent of our net sales for the fiscal year ended October 1, 2011, and 57 percent of our net sales for the fiscal year ended October 2, 2010. For the fiscal year ended October 1, 2011, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all. Especially given our discrete number of customers, significant reductions in net sales to any of these customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business.

In addition, we focus our net sales to customers in only a few market sectors, and we endeavor to carefully choose those sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by Plexus, as well as the economic and business conditions that affect the sector, or our failure to choose appropriate sectors can particularly impact Plexus. For instance, sales in the medical sector are substantially affected by trends in that industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally. Further, potential reductions in U.S. defense spending could substantially affect our opportunities in our Defense/Security/Aerospace sector. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.

In the current economic environment, we are seeing increased merger and acquisition activity that has already affected, and may continue to impact, our customers. Specifically, two of our significant customers were acquired in the first quarter of fiscal 2010 and substantially disengaged in fiscal 2011.

Instability in the global credit markets and continuing economic weakness may adversely affect our earnings, liquidity and financial condition.

Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. For example, substantial credit issues have arisen in the European Union as a result of the sovereign debt crisis and other factors affecting economies worldwide. The instability of the markets and weakness of the economy could continue to affect the demand for our customers’ products, the amount, timing and stability of their product demand from us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. Further, global credit market and economic challenges may affect the ability of counterparties to our agreements, including our credit agreement and interest rate swap agreements, to perform their obligations under those agreements. These factors could adversely affect our operations, earnings and financial condition.

We may experience raw material and component parts shortages and price fluctuations.

We do not have any long-term supply agreements. At various times, including fiscal 2011, we have experienced raw material and component parts shortages due to supplier capacity constraints or their failure to deliver. Part shortages were prevalent during portions of fiscal 2011 and fiscal 2010 across the EMS industry, based on the relatively quick recovery of the demand for technological equipment and the resulting capacity constraints at suppliers; shortages have continued into, and are expected to persist in the future. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict and economic recession. In addition, the March 2011 earthquake and tsunami in Japan disrupted the global supply chain for certain components manufactured in Japan that are incorporated in the products we manufacture and the flooding in Thailand during our fiscal fourth quarter of 2011 had a similar impact. While we have yet to experience material adverse effects resulting from these events, the magnitude and duration of the impact on us resulting from these events are not yet known. We rely on a limited number of suppliers for many of the raw materials and component parts used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component part. Such suppliers may encounter quality problems or financial difficulties which could preclude them from delivering raw materials or component parts timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or component parts have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.

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

Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.

We have operations in many countries; operations outside of the U.S. in the aggregate now represent a majority of our revenues. We also purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability, including significant drug cartel-related violence in Juarez, Mexico
•	transportation delays or interruptions
•	exchange rate fluctuations
•	difficulties in staffing and managing personnel in diverse cultures
•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act, applicable to companies with global operations
•	significant natural disasters
•	the effects of international political developments and
•	regulatory requirements and potential changes to those requirements.

We continue to monitor our risk associated with foreign currency translation and have entered into limited forward contracts to address this risk. As our international operations expand, our failure to adequately hedge foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.

In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements.

Our customers do not make long-term commitments and may cancel or change their production requirements.

EMS companies must respond quickly to the requirements of their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change production quantities, delay production or revise their forecasts for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred and may continue to occur.

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

Defense contracting can be subject to extensive procurement processes and other factors that can affect the timing and duration of contracts as well as product demand. For example, defense procurement is subject to continued Congressional appropriations for these programs, as well as continued determinations by the Department of Defense regarding whether to continue them. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders. While those arrangements may result in a significant amount of net sales in a short period of time, they may or may not result in continuing long-term programs or relationships. Even in the case of continuing long-term programs or relationships, orders in the defense sector can be episodic, can vary significantly from period to period, and are subject to termination.

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

In addition, the complexity of our service model often results in complex and challenging contractual obligations as well as commitments from us to our customers. If we fail to meet those obligations, it could affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.

Challenges associated with the engagement of new customers or programs could affect our operations and financial results.

Our engagement with new customers, as well as the addition of new work for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer or program, including evaluating the customer’s and/or program’s fit with our value proposition as well as their end market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks, and rewards of an opportunity. The failure to make prudent engagement decisions and/or to establish appropriate terms of engagement could adversely affect our profitability and margins.

Also, there are inherent risks associated with the timing and ultimate realization of a new program’s anticipated revenue; these factors can sometimes extend for a significant period. Some new programs require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals and/or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s requirements, could result in lost financial opportunities and adversely affect our results of operations.

Our manufacturing services involve inventory risk.

Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required raw materials and component parts. Excess or obsolete inventory, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.

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

Expansion can inherently include additional costs and start-up inefficiencies. We expect to open a new manufacturing facility in Malaysia (Penang) during the first quarter of fiscal 2012 and anticipate completing a new manufacturing facility in China (Xiamen) in the second half of fiscal 2012. We have also announced our intention to construct a facility in Romania (Oradea) to replace a leased facility and further expand employment in Germany (Darmstadt). If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value
•	additional fixed costs which may not be fully absorbed by new business
•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities
•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans
•	diversion of management’s attention from other business areas during the planning and implementation of expansions
•	strain placed on our operational, financial and other systems and resources and
•	inability to locate sufficient customers, employees or management talent to support the expansion.

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

Changes in tax laws, and potential tax disputes, could affect our results.

The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply and would risk adverse tax consequences if we do not. The Malaysian Investment Development Authority granted approval to extend our tax holiday in Malaysia for a period of five years through December 31, 2024, subject to certain conditions. Mexico adopted tax reform legislation that took effect on January 1, 2010, and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. While we continue to analyze the impact of this legislation, we do not currently believe it will have a material impact on our effective income tax rate in future periods. Given the scope of our international operations and our international tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our operating results and competitiveness.

We may experience negative or unforeseen tax consequences.

The Company reviews the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made.

We and our customers are subject to increasingly extensive government regulations and third party certification requirements.

We are subject to extensive government regulation relating to the products we design and manufacture and as to how we conduct our business. These regulations affect the sectors we serve and every aspect of our, and our customers’, business, including our labor, employment, workplace safety, environmental and import/export practices, as well as many other facets of our operations. In addition, as a result of customer requirements and the need to enhance our competitive position, we seek to obtain and maintain various certifications from third parties relating to our quality systems and standards. The regulatory climate in the U.S. and other countries has become increasingly complex and regulatory activity has increased in recent periods, which can affect both our operations as well as the opportunities in the markets we serve due to the effects on our customers and their end users. The regulatory climate can itself affect the demand for our services, and our failure to comply with regulations and certifications could seriously affect our operations, customer relationships, reputation and profitability.

Our medical sector business is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations. In addition, government reimbursement rates and other regulations, as well as the financial health of health care providers, and pending changes in how health care in the U.S. is structured and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in the medical sector.

We also design and manufacture products for customers in the defense and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of State, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries. Failure to comply with related requirements and regulations, including the International Traffic in Arms Regulation, could result in fines, penalties, injunctions, criminal prosecution, and an inability to participate in contracts with the government or their contractors, any of which could materially affect our financial condition and results of operations.

The end markets for most of our customers in the wireline/networking and wireless infrastructure sectors are subject to regulation by the Federal Communications Commission, as well as by various governmental agencies. The policies of these agencies can directly affect both the near-term and long-term demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.

At the corporate level, as a publicly-held company, we are subject to increasingly stringent laws, regulation and other requirements, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, affecting, among other areas, our accounting, corporate governance practices and securities disclosures. Our failure to comply with these requirements could materially affect our financial condition and results of operations.

Governments worldwide are becoming increasingly aggressive in enforcing and adopting anti-corruption laws. The U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, and the China Anti-Unfair Competition Law, among others, apply to us and our operations. These requirements result in compliance costs, and the failure to comply with these requirements could result in substantial further costs to us as well as affect our reputation.

The growth and changing requirements of our business are imposing a heightened level of activity involving import and export compliance requirements on us. We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011 and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.

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

Our customers are also required to comply with various government regulations, legal requirements, and certification requirements, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for these customers and create inefficiencies in our business.

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

The markets for our manufacturing, engineering and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:

•	retain our qualified engineering and technical personnel, and attract additional such personnel
•	maintain and enhance our technological capabilities
•	choose and maintain appropriate technological and service capabilities
•	successfully manage the implementation and execution of information systems
•	develop and market manufacturing services which meet changing customer needs and
•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

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

An inability to successfully manage the procurement, development, implementation, or execution of information systems, or to adequately maintain these systems and their security, may adversely affect our business.

As a global company with a complex business model, we heavily depend on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system security, reliability, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. In addition, our failure to maintain adequate data security for both our and our customers’ financial, product and other information, could substantially affect our business, compliance with regulations and reputation in the industry.

Start-up costs and inefficiencies related to new, recent or transferred programs can adversely affect our operating results.

The management of labor and production capacity in connection with the establishment of new or recent programs and customer relationships, such as our arrangements with The Coca-Cola Company, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins. These factors are particularly evident in the early stages of the life-cycle of new products and programs, which lack a track record of order volume and timing, as well as in program transfers between facilities. We are managing a number of new programs at any given time. Consequently, we are exposed to these factors. In addition, if any of these programs or customer relationships were terminated, our operating results could worsen, particularly in the short term.

The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct these transfers on a regular basis to address factors such as meeting customer needs, seeking long-term efficiencies or responding to market conditions, as well as due to facility openings and closures. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.

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

The EMS industry is highly competitive and has become more so as a result of excess capacity in the industry. We compete against numerous EMS providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and may choose to manufacture products themselves rather than outsource that process. Consolidations and other changes in the EMS industry result in a changing competitive landscape.

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

We depend on our workforce, including certain key personnel, and the loss of key personnel or other personnel disruptions may harm our business.

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

We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of potential union organizing activities, work actions or other labor issues, could substantially affect our operations and results.

In addition, when we expand operations in either existing areas or new locations, we need to retain the services of sufficient qualified personnel to conduct those operations. If we fail to retain and maintain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities we may be subject to local labor practices or union activities, differing employment laws and regulations in various countries, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results.

Natural disasters and other events outside our control, and the ineffective management of such events, may harm our business.

Some of our facilities are located in areas that may be impacted by natural disasters, including hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism, breaches of security and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event; potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.

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

We have increased our borrowings, and we may fail to secure or maintain necessary financing.

Under our credit agreement (the “Credit Facility”) and Note Purchase Agreement , over the past several years we have borrowed $325 million in term loans and notes, of which $273 million was outstanding at October 1, 2011, and can borrow up to $200 million in revolving loans, of which $100 million is currently available, depending upon compliance with its defined covenants and conditions. The Credit Facility may be increased by an additional $100 million to a total of $200 million if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the Credit Facility and both we and the administrative agent consent to the increase. However, we cannot be certain that the credit facilities will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary or appropriate in the future, to accommodate changes or developments in our business and operations. In addition, as a consequence of the turmoil in the global financial markets and banking systems, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations.

Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. For example, in fiscal 2011 we issued $175 million in principal amount of 5.20% senior notes, due in 2018, to support our share repurchase program. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new credit facilities or a combination of these methods.

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

If we are unable to maintain effective internal control over our financial reporting investors could lose confidence in the reliability of our financial statements, which could result in a reduction in the value of our common stock.

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

Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 2.8 million square feet of capacity. This includes approximately 1.8 million square feet in the Americas region (“AMER”), approximately 0.9 million square feet in the Asia-Pacific region (“APAC”) and approximately 0.1 million square feet in the Europe, Middle East, and Africa region (“EMEA”). Approximately 0.2 million square feet of this capacity is subleased. Our facilities as of October 1, 2011, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	671,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois (1)	Manufacturing/Warehouse	189,000	Leased
Xiamen, China (1)	Manufacturing/Office	124,000	Leased
Hangzhou, China	Manufacturing	106,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Fremont, California	Manufacturing	46,000	Leased
Galashiels, Scottland (1) (2)	Manufacturing/Warehouse/Office	43,000	Leased
Oradea, Romania (1) (3)	Manufacturing/Office	20,000	Leased

Neenah, Wisconsin	Engineering/Office	105,000	Owned
Louisville, Colorado (1)	Engineering	29,000	Leased
Raleigh, North Carolina	Engineering	25,000	Leased
Darmstadt, Germany	Engineering	16,000	Leased
Livingston, Scotland	Engineering	4,000	Leased

Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin (1)	Office/Warehouse	84,000	Owned
Neenah, Wisconsin	Warehouse	39,000	Leased

San Diego, California (4)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	Lease renewal was signed in March 2011 and runs through March 2012.

(3)	Lease renewal was signed in January 2011 and runs through January 2012.

(4)	This building is subleased and no longer used in our operations.

In fiscal 2011, we purchased land in Xiamen, China and began construction of an additional manufacturing facility, which is expected to be complete during the second half of fiscal 2012.

The Company began construction of an additional manufacturing facility in Penang, Malaysia during early fiscal 2011 and anticipates completing the facility in the first quarter of fiscal 2012.

During the first half of fiscal 2012, we anticipate announcing the construction of a larger facility in Oradea, Romania to replace the leased buildings.

ITEM 3.	LEGAL PROCEEDINGS

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011 and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	53	President, Chief Executive Officer and Director
Ginger M. Jones	47	Senior Vice President and Chief Financial Officer
Michael D. Buseman	50	Executive Vice President - Global Manufacturing Operations
Steven J. Frisch	45	Regional President – Plexus EMEA and Senior Vice President – Global Engineering Solutions
Todd P. Kelsey	46	Executive Vice President - Global Customer Services
Yong Jin Lim	51	Regional President - Plexus APAC
Joseph E. Mauthe	49	Senior Vice President - Global Human Resources
Angelo M. Ninivaggi	44	Senior Vice President, General Counsel, Corporate Compliance Officer and Secretary
Michael T. Verstegen	53	Senior Vice President - Global Market Development

Dean A. Foate joined Plexus in 1984 and has served as President and Chief Executive Officer since 2002, and as a director since 2000.

Ginger M. Jones has served as Plexus’ Vice President and Chief Financial Officer since 2007, and became a Senior Vice President in 2011. Prior to joining Plexus, Ms. Jones served as the Vice President and Corporate Controller for Banta Corporation from 2002 to 2007.

Michael D. Buseman joined Plexus in 2006 and began serving as Senior Vice President – Global Manufacturing Operations in 2007 and became Executive Vice President in 2011. Previously, he held various management roles in the Company including Vice President for Plexus Electronic Assembly – North American Operations and Vice President Manufacturing Technology and Quality.

Steven J. Frisch joined Plexus in 1990 and began serving as Regional President – Plexus EMEA in October 2010, while retaining his responsibilities as Senior Vice President – Global Engineering Solutions, which began in 2007. Previously, Mr. Frisch served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.

Todd P. Kelsey joined Plexus in 1994 and began serving as Senior Vice President – Global Customer Services in 2007 and was named Executive Vice President in 2011. Previously, Mr. Kelsey served as Vice President and then Senior Vice President of Plexus Technology Group from 2001 to 2007.

Yong Jin Lim joined Plexus in 2002 and began serving as Regional President – Plexus APAC in 2007. From 2003 to 2007 he served as Vice President of Operations – Asia.

Joseph E. Mauthe joined Plexus in 2007, began serving as Vice President – Global Human Resources in 2008 and was named a Senior Vice President in 2011. Prior to joining Plexus, Mr. Mauthe served as Senior Director, Human Resources and various other positions for Kimberly-Clark Corporation from 1985 to 2007.

Angelo M. Ninivaggi joined Plexus in 2002 and has served as Vice President, General Counsel and Secretary since 2006. Since 2007, Mr. Ninivaggi has also served as Corporate Compliance Officer and was named a Senior Vice President in 2011.

Michael T. Verstegen joined Plexus in 1983, serving in various engineering positions, and has served as Senior Vice President, Global Market Development since 2006. Prior thereto, Mr. Verstegen served as Vice President from 2002 to 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price per Share

For the fiscal years ended October 1, 2011 and October 2, 2010, the Company’s common stock has traded on the Nasdaq Stock Market, in the Nasdaq Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended October 1, 2011			Fiscal Year Ended October 2, 2010
	High	Low		High	Low
First Quarter	$33.75	$26.70	First Quarter	$29.67	$23.96
Second Quarter	$35.25	$26.50	Second Quarter	$38.00	$27.42
Third Quarter	$38.71	$30.53	Third Quarter	$39.66	$25.58
Fourth Quarter	$35.03	$21.34	Fourth Quarter	$31.69	$21.08

Performance Graph

The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 29, 2006, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Comparison of Cumulative Total Return

	2006	2007	2008	2009	2010	2011

Plexus	100	143	113	133	157	118

Nasdaq-US	100	118	97	92	108	112

Nasdaq-Electronics	100	130	94	92	98	88

Shareholders of Record; Dividends

As of November 11, 2011, there were approximately 630 shareholders of record. We have not paid any cash dividends. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

Issuer Purchases of Equity Securities

The following table provides the specified information about the repurchases of shares by the Company during the three months ended October 1, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

July 3 to July 30, 2011	133,870	$ 34.32	133,870	$ 25,000,000

July 31 to August 27, 2011	890,970	28.04	890,970	$ -

August 28 to October 1, 2011	-	-	-	$ -

Total	1,024,840	$ 28.86	1,024,840

* On February 16, 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. The share purchases made during the fourth quarter of fiscal 2011 completed the repurchase program; a total of 6.3 million shares were purchased during fiscal 2011 at a volume-weighted average of $31.69 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended

Operating Statement Data	October 1, 2011		October 2, 2010		October 3, 2009		September 27, 2008		September 29, 2007

Net sales	$2,231,232		$2,013,393		$1,616,622		$1,841,622		$1,546,264

Gross profit	214,742		206,922		154,776		205,761		163,539

Gross margin percentage	9.6%		10.3%		9.6%		11.2%		10.6%

Operating income	101,179		99,652		53,067	(1)	102,827	(2)	79,438	(3)

Operating margin percentage	4.5%		4.9%		3.3%		5.6%		5.1%

Net income	89,256		89,533		46,327	(1)	84,144	(2)	65,718	(3)

Earnings per share (diluted)	$2.30		$2.19		$1.17	(1)	$1.92	(2)	$1.41	(3)

Cash Flow Statement Data

Cash flows provided by operations	$161,683		$1,962		$170,296		$64,181		$38,513

Capital equipment additions	74,051		74,674		57,427		54,329		47,837

Balance Sheet Data

Working capital	$553,893		$523,472		$459,113		$439,077		$427,116

Total assets	1,304,525		1,290,379		1,022,672		992,230		916,516

Long-term debt and capital lease obligations	270,292		112,466		133,163		154,532		25,082

Shareholders’ equity	558,882		651,855		527,446		473,945		573,265

Return on average assets	6.9%		7.7%		4.6%		8.8%		7.7%

Return on average equity	16.0%		15.2%		9.3%		16.1%		12.5%

Inventory turnover ratio	4.3	x	4.1	x	4.4	x	5.3	x	5.5	x

1)	In fiscal 2009, we recorded goodwill impairment charges related to our United Kingdom operations of $5.7 million. In addition, we recorded pre-tax restructuring costs totaling $2.8 million which related primarily to the reduction of workforce in the United States and Mexico as well as fixed assets written down related to the closure of our Ayer, Massachusetts (“Ayer”) facility. A favorable tax adjustment of approximately $1.4 million, primarily related to the conclusion of federal and state audits, was also recorded.

2)	In fiscal 2008, we recorded pre-tax restructuring costs totaling $2.1 million which related primarily to the closure of our Ayer facility and the reduction of our workforce in Juarez, Mexico (“Juarez”).

3)	In fiscal 2007, we recorded pre-tax restructuring and asset impairment costs totaling $1.8 million which related primarily to the closure of our Maldon, England (“Maldon”) facility and the reduction of our workforces in Juarez and Kelso, Scotland (“Kelso”).

We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas, European and Asia-Pacific regions. Customer service is provided to over 130 branded product companies in the Wireline/Networking, Wireless Infrastructure, Medical, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.

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

In response to the evolving markets and to better reflect our customers’ end markets, we have decided to combine our Wireline/Networking and Wireless Infrastructure market sectors and rename them as our Networking/Communications market sector, beginning with our fiscal 2012 reporting.

The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Part I, Item 1A herein.

EXECUTIVE SUMMARY

Fiscal 2011. Net sales for fiscal 2011 increased by $217.8 million, or 10.8 percent, from fiscal year 2010 to $2,231.2 million. Net sales increased in all of our market sectors during fiscal 2011, except for a decrease in the wireless infrastructure sector. The overall higher net sales were from both new and existing customers, such as the ramp of production for our newer industrial commercial sector customer, as well as an increase in net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, as a result of improved end-market demand for the mix of Juniper products we produce as well as new product launches. We also experienced strong demand from a medical customer and a defense/security/aerospace customer during the year as a result of increased end market demand for the products they produce. These increases were partially offset by decreased net sales to two significant customers, one in the wireline/networking sector and one in the wireless infrastructure sector, related to previously announced disengagements as a result of acquisitions, and decreased sales from one additional wireless infrastructure customer as a result of a drop in end-market demand for the mix of its products that we produce.

Gross margin was 9.6 percent for fiscal 2011, which compared unfavorably to 10.3 percent for fiscal 2010. Gross margins in fiscal 2011 were lower as a result changes in our customer mix, higher fixed expenses related to higher headcount to support the revenue growth and increased depreciation expense. The prior year also included proceeds from a litigation settlement (see Note 12).

Selling and administrative expenses were $113.6 million for fiscal 2011, an increase of $6.3 million, or 5.9 percent, from the $107.3 million for fiscal 2010. The majority of the increase was due to higher employee compensation and relocation expense as a result of higher headcount to support revenue growth as well as higher stock based compensation expense. This was partially offset by lower variable incentive compensation in fiscal 2011 as compared to fiscal 2010. Selling and administrative expenses were 5.1 percent of sales for fiscal 2011, as compared to 5.3 percent in fiscal 2010.

Other expense for fiscal 2011 decreased slightly from 2010, driven primarily by the favorable fluctuation in foreign currency translation, partially offset by increased interest expense.

Net income for fiscal 2011 was $89.3 million and diluted earnings per share were $2.30, which compared to net income of $89.5 million, or $2.19 per diluted share, for fiscal 2010. Net income decreased slightly from the prior year period due to changes in customer mix and higher fixed and selling and administrative expenses, partially offset by increased sales. Diluted earnings per share increased from the prior year period due to lower average shares outstanding related to our share repurchase program. The effective tax rate in the current year period was approximately 3 percent, which compares unfavorably to the 1 percent tax rate in the prior year period primarily due to the mix of the Company’s fiscal 2011 pre-tax income.

Fiscal 2010. Net sales for fiscal 2010 increased by $396.8 million, or 24.5 percent, from fiscal year 2009 to $2,013.4 million. Net sales increased in all of our market sectors during fiscal 2010, except for a slight decrease in the defense/security/aerospace sector. The overall higher net sales were driven primarily by stronger end-market conditions, as well as the ramp of production for new customer programs in the wireless infrastructure, wireline/networking, industrial/commercial, and medical sectors. These increases were partially offset by decreased net sales from two defense/security/aerospace sector customers, as well as decreased net sales to Juniper. Net sales to Juniper declined slightly as a result of decreased end-market demand for the mix of Juniper products produced by us.

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

For fiscal 2010, the Company did not incur any restructuring or impairment charges as compared to charges of $8.6 million in fiscal 2009.

Net income for fiscal 2010 was $89.5 million and diluted earnings per share were $2.19, which compared favorably to net income of $46.3 million, or $1.17 per diluted share, for fiscal 2009. Net income increased from fiscal 2009 due to overall increased sales and higher gross margins and the absence of restructuring charges, offset by increased fixed expenses and selling and administrative expenses. The effective tax rate in fiscal 2010 was 1 percent, which compares unfavorably to the 2 percent tax benefit in fiscal 2009. The increase in effective tax rate from fiscal 2009 was primarily due to the mix of the Company’s fiscal 2010 pre-tax income and the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event that occurred in fiscal 2009.

Other. The effective income tax rates (benefits) for fiscal 2011, 2010 and 2009 were 3 percent, 1 percent and (2) percent, respectively. The increase in effective tax rate from fiscal 2009 to fiscal 2010 was primarily due to the mix of the Company’s fiscal 2010 pre-tax income and the absence in 2010 of a net $1.4 million tax benefit resulting from a discrete event that occurred in fiscal 2009. The change in our effective tax rate from fiscal 2010 to fiscal 2011 is primarily due to changes in the mix of income in the tax jurisdictions in which we operate.

ROIC. One of our metrics for measuring financial performance is after-tax ROIC. We define after-tax ROIC as tax-effected operating income, excluding unusual charges, divided by average capital employed over a rolling five quarter period. Capital employed is defined as equity plus debt, less cash and cash equivalents and short-term investments. ROIC was 15.6 percent, 19.5 percent and 13.2 percent for fiscal 2011, 2010 and 2009, respectively. See the table below for our calculation of ROIC (dollars in millions):

	Fiscal years ended
	October 1, 2011	October 2, 2010	October 3, 2009
Operating income (tax effected), excluding unusual charges	$ 98.1	$ 98.7	$ 59.9

Average invested capital	627.6	506.6	453.6

After-tax ROIC	15.6%	19.5%	13.2%

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

RESULTS OF OPERATIONS

Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 1, 2011	October 2, 2010	Increase/ (Decrease)	October 2, 2010	October 3, 2009	Increase/ (Decrease)

Net sales	$2,231.2	$2,013.4	$217.8 10.8%	$2,013.4	$1,616.6	$396.8 24.5%

Net sales for fiscal 2011 increased $217.8 million, or 10.8 percent, as compared to fiscal 2010. The net sales increase resulted from higher net sales in all of our market sectors, except for a decrease in the wireless infrastructure sector. The net sales increase primarily related to the ramp of production for a newer industrial commercial sector customer. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce as well as new product launches. Overall, we had net sales increases spread across new and existing customers in both the industrial commercial and medical sectors during fiscal 2011, which were partially offset by the two previously announced disengagements as a result of acquisitions (with one each in the wireline/networking and the wireless infrastructure market sectors), as well as decreased sales from one additional wireless infrastructure customer as a result of a drop in end-market demand for the mix of its products that we produce.

Net sales for fiscal 2010 increased $396.8 million, or 24.5 percent, as compared to fiscal 2009. The net sales increase resulted from higher net sales in all of our market sectors, except for the defense/security/aerospace sector. The overall higher net sales were driven primarily by strong end-market conditions, as well as the addition of new customers in the wireless infrastructure, wireline/networking, industrial/commercial and medical sectors. These net sales increases were offset in part by decreased net sales to two defense/security/aerospace customers, as well as lower net sales to Juniper as a result of a decline in end-market demand for the mix of Juniper products produced by us.

Our net sales percentages by market sector for the indicated periods were as follows:

	Fiscal years ended
	October 1, 2011	October 2, 2010	October 3, 2009
Wireline/Networking	39%	43%	44%
Wireless Infrastructure	7%	12%	11%
Medical	21%	20%	22%
Industrial/Commercial	24%	18%	13%
Defense/Security/Aerospace	9%	7%	10%

	100%	100%	100%

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Fiscal years ended
	October 1, 2011	October 2, 2010	October 3, 2009
Juniper	17%	16%	20%
Top 10 customers	55%	57%	57%

Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We remain dependent on continued net sales to our significant customers, and our customer concentration with our top 10 customers remained at or above 53 percent during the year. We generally do not obtain firm, long-term purchase commitments from our customers. Customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.

In the current economic environment, we are seeing increased merger and acquisition activity that has impacted our customers. Specifically, we previously announced that two of our customers were acquired in the first quarter of fiscal 2010. The customer in the Wireline/Networking sector began to reduce orders to us at the end of fiscal 2010 and substantially disengaged in fiscal 2011. The customer in the Wireless Infrastructure sector began disengagement in fiscal 2011 and also substantially disengaged in fiscal 2011.

Gross profit. Gross profit and gross margin for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 1, 2011	October 2, 2010	Increase/ (Decrease)	October 2, 2010	October 3, 2009	Increase/ (Decrease)

Gross Profit	$214.7	$206.9	$7.8 3.8%	$206.9	$154.8	$52.1 33.7%

Gross Margin	9.6%	10.3%		10.3%	9.6%

For fiscal 2011, gross profit and gross margin were impacted by the following factors:

•

increased net sales in all of our market sectors except wireless infrastructure, driven by demand from new and existing customers across the majority of our market sectors, partially offset by unfavorable changes in customer mix, which together accounted for approximately $32.4 million of the net increase in gross profit

•

partially offset by an increase in fixed manufacturing costs due to increased headcount expenses to support revenue growth of approximately $15.5 million. Fixed costs also grew as a percentage of sales as a result of expansion in our APAC and EMEA regions as they ramp to capacity, as well as the underutilization of two AMER facilities, due to the disengagement of a significant customer and the slower ramp of a significant customer

•	increased depreciation expense of $5.5 million due to the expansions mentioned above, and
•	the effect of the non-recurrence of a $3.2 million benefit in the first quarter of fiscal 2010 from a litigation settlement.

For fiscal 2010, gross profit and gross margin were impacted by the following factors:

•

increased net sales in all of our reportable segments, driven by strong end-market conditions, as well as the addition of new customers in the wireless infrastructure, wireline/networking, industrial/commercial and medical sectors, as well as favorable changes in customer mix, which together accounted for approximately $38.8 million of the increase in gross profit

•	increased capacity utilization from the higher revenue levels
•	proceeds of $3.2 million received from a litigation settlement, which was recorded as a reduction to cost of sales, and
•

partially offset by increased variable compensation expense of approximately $6.6 million as a result of improved financial performance and fixed expenses, primarily in the AMER and APAC reportable segments, due to increased headcount to support the revenue growth.

Design work performed by the Company is not the proprietary property of Plexus and substantially all costs incurred with this work are considered reimbursable by our customers. We do not track research and development costs that are not reimbursed by our customers and we consider these amounts immaterial.

Operating expenses. Selling and administrative (“S&A”) expenses for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 1, 2011	October 2, 2010	Increase/ (Decrease)	October 2, 2010	October 3, 2009	Increase/ (Decrease)

S&A	$113.6	$107.3	$6.3 5.9%	$107.3	$93.1	$14.2 15.3%
Percent of net sales	5.1%	5.3%		5.3%	5.8%

For fiscal 2011, the increase in S&A expenses was due to increased employee compensation and relocation expense of approximately $8.1 million as a result of higher headcount to support revenue growth, as well as higher stock-based compensation expense of approximately $1.1 million. This was partially offset by lower variable incentive compensation in fiscal 2011 as compared to fiscal 2010 of approximately $4.1 million. S&A expenses as a percentage of net sales decreased during fiscal 2011 as a result of net sales expanding more quickly than these cost increases.

For fiscal 2010, sixty percent of the increase in S&A expenses was due to higher variable incentive compensation expense as a result of strong financial performance. The remainder of the increase was driven primarily by an increase in headcount to support our revenue growth. S&A expenses as a percentage of net sales decreased during fiscal 2010 as a result of net sales expanding more quickly than these cost increases.

Restructuring and asset impairment charges. For both fiscal 2011 and fiscal 2010, we did not incur any restructuring or asset impairment charges. Our restructuring and asset impairment costs for fiscal 2009 were as follows (dollars in millions):

	Fiscal years ended
	October 1,	October 2,	October 3,
	2011	2010	2009
Goodwill impairment	$-	$-	$5.7
Severance costs	-	-	2.0
Adjustments to lease exit costs/other	-	-	0.9

Total restructuring and asset impairment charges	$-	$-	$8.6

The restructuring and asset impairment charges for fiscal 2009 were associated with various reportable segments. Management excludes such charges when analyzing the performance of the reportable segments. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a summary of restructuring and asset impairment charges by reportable segment.

Other income (expense). Other income (expense) for the indicated periods were as follows (dollars in millions):

	Fiscal years ended		Variance	Fiscal years ended		Variance

	October 1, 2011	October 2, 2010	Increase/ (Decrease)	October 2, 2010	October 3, 2009	Increase/ (Decrease)

Other income (expense)	$(9.1)	$(9.2)	$(0.1) (1.1)%	$(9.2)	$(7.7)	$1.5 19.5%
Percent of net sales	(0.4)%	(0.5)%		(0.5)%	(0.5)%

Other income (expense) for fiscal 2011 decreased $0.1 million, to $9.1 million of expense from $9.2 million of expense in fiscal 2010. This change was driven by the favorable fluctuation in foreign currency translation and transaction adjustments of $2.4 million, partially offset by increased interest expense of $2.1 million, primarily related to our private placement debt, which we entered into during the third quarter of fiscal 2011 as discussed in “Liquidity and Capital Resources” below.

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

Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Fiscal years ended
	October 1, 2011	October 2, 2010	October 3, 2009
Income tax expense (benefit)	$2.8	$0.9	$(0.9)
Effective annual tax rate (benefit)	3.1%	1.0%	(2.0)%

The change in our effective tax rate from fiscal 2009 to fiscal 2011 is primarily due to change in mix in the tax jurisdictions in which we operate.

As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company recorded a valuation allowance for federal and state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. As of the end of fiscal 2010 there was a valuation allowance of $1.0 million for federal and state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options. During fiscal 2011 the Company recorded an additional valuation allowance $1.3 million. As a result, we had a remaining valuation allowance of approximately $2.3 million related to tax deductions associated with stock-based compensation as of October 1, 2011.

During the preparation of the Company’s fiscal 2011 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our deferred tax assets, consistent with the provisions of ASC Topic 740, “Income Taxes.” The Company’s U.S. operations generated losses during the fiscal 2009, 2010 and 2011 years. While we believe these losses could be a significant factor in establishing such an allowance, we believe that based on the weight of all the evidence, both positive and negative, it is more likely than not that the Company will be able to utilize its U.S. net deferred tax assets of approximately $21.7 million. See Note 6 – Income Taxes for further details.

In addition, there was a remaining valuation allowance of $1.6 million as of October 2, 2010, related to various state deferred income tax assets for which utilization was uncertain due to a lack of sustained profitability and limited carryforward periods in those states. There was no change in the valuation allowance during fiscal 2011. If the U.S. operations continue to generate losses, there may be a need to provide a valuation allowance on our net U.S. deferred tax assets, which totaled $21.7 million as of October 1, 2011.

During fiscal 2011 the Company added a valuation allowance of $0.3 million and $0.9 million in the United Kingdom and Romania, respectively, to offset the increase in net deferred tax assets in those jurisdictions which more likely than not will not be realized.

We currently expect the annual effective tax rate for fiscal 2012 to be approximately 8 to 10 percent. The rate increase is due mainly to the increase in projected income in the United States and lower projected income in low tax Malaysia and China jurisdictions.

The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2011, 2010 and 2009, these subsidiaries generated income, which resulted in tax reductions of approximately $21.7 million ($0.57 per basic share), $23.0 million ($0.58 per basic share) and $15.2 million ($0.38 per basic share), respectively.

Net Income.  As a result of the above factors, our net income decreased by $0.3 million, or (0.3) percent, in fiscal 2011 as compared to fiscal 2010. Diluted earnings per share increased by 5.0 percent due to the effects of our fiscal 2011 stock repurchases. Net income increased by $43.2 million, or 93.3 percent, in fiscal 2010 compared to fiscal 2009; diluted earnings per share increased 87.2 percent.

REPORTABLE SEGMENTS

In the first quarter of fiscal 2011, we completed our migration to a regional reporting structure, and as a result, modified our reportable segments. See Note 1 – Description of Business and Significant Accounting Policies for further information.

A further discussion of our fiscal 2011 and 2010 financial performance by reportable segment is presented below (dollars in millions):

	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net sales:
AMER	$1,304.9	$1,244.7	$1,084.3
APAC	1,063.1	925.4	588.1
EMEA	92.2	72.5	55.6
Elimination of inter-segment sales	(229.0)	(229.2)	(111.4)

	$2,231.2	$2,013.4	$1,616.6

Operating income (loss):
AMER	$68.7	$74.4	$61.2
APAC	118.1	114.8	63.7
EMEA	(3.0)	(1.8)	1.4
Corporate and other costs	(82.6)	(87.7)	(73.2)

	$101.2	$99.7	$53.1

Americas (AMER):

Net sales for fiscal 2011 increased $60.2 million, or 4.8 percent, from fiscal 2010, which reflected the ramp of production for our newer industrial commercial sector customer. Net sales to Juniper also increased as a result of improved end-market demand for the mix of Juniper products we produce in the region as well as new product launches. These increases were offset by reduced net sales to two significant wireless infrastructure customers, one as a result of a previously announced disengagement and the other as a result of a drop in end-market demand for the mix of products we produce for that customer. Operating income for fiscal 2011 decreased $5.7 million from fiscal 2010 due to the prior year period benefitting from a $3.2 million litigation settlement, as well as changes in customer mix in the current year.

Net sales for fiscal 2010 increased $160.4 million, or 14.8 percent, from fiscal 2009. This increase reflected higher end-market demand from numerous existing customers in each of our market sectors and the ramp of production for new customers in the wireline/networking, wireless infrastructure, industrial/commercial and medical sectors. These increases were partially offset by reduced net sales to our largest customer, Juniper, due to the transfer of manufacturing of some products to our APAC reportable segment, as well as decreased end-market demand for the mix of Juniper products produced by us. Operating income for fiscal 2010 increased $13.2 million from fiscal 2009 primarily as a result of higher revenues from the customers noted above, improved operating efficiencies resulting from higher production levels and proceeds received from a litigation settlement.

Asia-Pacific (APAC):

Net sales for fiscal 2011 increased $137.7 million, or 14.9 percent, over fiscal 2010. This growth reflected higher net sales to multiple customers across our market sectors as well as increased demand from a new customer in the industrial/commercial sector. These increases were partially offset by decreases in net sales from the previously announced disengagement of one customer in the wireline/networking sector as well as a drop in end-market demand for the mix of products we produce for a wireless infrastructure customer. Operating income improved $3.3 million in fiscal 2011 as compared to fiscal 2010, primarily as a result of the net sales growth, partially offset by changes in customer mix and higher fixed expenses.

Net sales for fiscal 2010 increased $337.3 million, or 57.4 percent, over fiscal 2009. This growth reflected higher net sales to multiple customers across our market sectors, increased demand from a new customer in the industrial/commercial sector and the transfer of the manufacturing of some Juniper products to the APAC reportable segment from the AMER reportable segment, partially offset by the decrease in demand from Juniper described above. Operating income improved $51.1 million in fiscal 2010 as compared to fiscal 2009, primarily as a result of the net sales growth and operating efficiencies resulting from higher production levels.

Europe, Middle East and Africa (EMEA):

Net sales for fiscal 2011 increased $19.7 million, or 27.2 percent, from fiscal 2010. The change in net sales was driven by higher demand from two existing customer programs as well as the ramp of production for two new customers. Operating results were lower in the current year as compared to the prior year due to increased operating costs from our Romania facility and our new engineering facility in Darmstadt, Germany.

Net sales for fiscal 2010 increased $16.9 million, or 30.4 percent, from fiscal 2009. The change in net sales can be attributed to higher demand from the ramp of production for two existing customer programs in the industrial/commercial sector. Operating results were lower in the current year as compared to the prior year due to operating costs from our new Romania facility.

For our significant customers, we generally manufacture products in more than one location. For example, sales to Juniper occur in AMER and APAC. See Note 13 in Notes to Consolidated Financial Statements for certain financial information regarding our reportable segments, including a detail of net sales by reportable segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $161.7 million for fiscal 2011, compared to cash flows provided by operating activities of $2.0 million and $170.3 million for fiscal 2010 and 2009, respectively. During fiscal 2011, the increase in cash flows provided by operating activities was primarily the result of improvements in working capital.

Inventory decreased by $36.6 million during fiscal 2011 as compared to fiscal 2010. Inventory turns increased to 4.3 turns in fiscal 2011 from 4.1 turns in fiscal 2010. Days in inventory changed favorably as of October 1, 2011 to 85 days as compared to 90 days at October 2, 2010. The decrease in inventory, both in dollars and days of cash cycle, was the result of our efforts to actively manage our inventory levels down with the assistance of our customers, while continuing to meet our customers’ needs for flexibility and agility. As part of our continued efforts to mitigate inventory risk, we have collected approximately $29.8 million in cash deposits from our customers, which are classified as customer deposits on the Consolidated Balance Sheets, and have also continued to work with customers that have excess inventory issues in accordance with contractual obligations.

The overall decrease in accounts receivable of $27.2 million during fiscal 2011 as compared to fiscal 2010 was mainly due to two customers, one in each of the industrial/commercial and the wireline/networking sectors, prepaying their respective accounts in fiscal 2011. Our annualized days sales outstanding in accounts receivable for fiscal 2011 decreased favorably from 51 days in fiscal 2010 to 48 days in fiscal 2011.

Cash flows used in investing activities totaled $71.9 million for fiscal 2011. The primary investments included $74.1 million for purchases of property, plant and equipment, mainly in our APAC region, partially offset by proceeds from the sale of property, plant, and equipment. Investments were for new equipment to support customer demand in all of our regions as well as investments in new facilities in Penang, Malaysia and Xiamen, China to increase capacity. We expect our fourth Penang, Malaysia facility to be operational in our first quarter of fiscal 2012 and our second Xiamen, China facility to be operational in the second half of fiscal 2012. See Note 13 in Notes to Consolidated Financial Statements for further information regarding our capital expenditures by reportable segment. Fiscal 2011 purchases of property, plant and equipment included $48.1 million, $15.7 million, and $10.3 million related to our APAC, AMER, and EMEA reportable segments, respectively.

We utilized available cash and operating cash flows as the principal sources for funding our operating requirements during fiscal 2011. We currently estimate capital expenditures for fiscal 2012 to be approximately $90-95 million. A significant portion of the fiscal 2012 capital expenditures is anticipated to be used for the completion of the two facilities mentioned above (Penang, Malaysia and Xiamen, China). We also anticipate announcing, during the first half of fiscal 2012, the construction of a larger facility in Oradea, Romania to replace leased buildings that served as our start-up solution in lower-cost Europe.

Cash flows used in financing activities totaled $37.0 million for fiscal 2011, primarily due to purchases of common stock related to our stock repurchase program as well as payments on our term note and capital leases, offset by proceeds from our private placement debt issuance and proceeds from the exercise of stock options.

On February 16, 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. On August 15, 2011, the Company completed its share repurchase program with a total of 6.3 million shares purchased at a volume-weighted average of $31.69 per share. The Company did not repurchase any shares in fiscal 2010.

To support our new share repurchase program, we entered into a Note Purchase Agreement (the “Agreement”) for $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”) during the third quarter of fiscal 2011. We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Agreement includes operational and financial covenants which include a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Agreement. We are currently in compliance with all such covenants. Origination fees and expenses associated with the private placement totaled approximately $0.9 million and have been deferred. These origination fees and expenses are being amortized over the seven-year term of the Notes. Semi-annual interest payments began on June 15, 2011 and end on June 15, 2018 with full repayment of the total principal of the Notes.

During the second quarter of fiscal 2011, we entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. The fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively, with a notional value of $150 million. On April 4, 2011, we entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and we received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

On April 4, 2008, we entered into our credit agreement (the “Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million to a total of $200 million (the “accordion feature”). This is possible if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of October 1, 2011, we had term loan borrowings of $97.5 million outstanding and no revolving borrowings under the Credit Facility.

The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 1, 2011, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of October 1, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.50%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.375%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.

The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases.

Additionally, the Company enters interest rate swaps and foreign currency derivatives to hedge against variable cash flows. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. See Note 5 – Derivatives and Fair Value Measurements for further details.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 1, 2011 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter

Long-Term Debt Obligations (1,2)	$338.5	$28.6	$102.3	$17.7	$189.9
Capital Lease Obligations	19.4	3.8	7.9	7.1	0.6
Operating Lease Obligations	41.2	11.6	17.6	9.1	2.9
Purchase Obligations (3)	336.9	335.1	1.4	0.4	-
Other Long-Term Liabilities on the Balance Sheet (4)	8.4	1.0	1.5	1.3	4.6
Other Long-Term Liabilities not on the Balance Sheet (5)	3.0	1.0	2.0	-	-

Total Contractual Cash Obligations	$747.4	$381.1	$132.7	$35.6	$198.0

1)	As of April 4, 2008, we entered into the Credit Facility and immediately funded a term loan for $150 million. As of October 1, 2011, the outstanding balance was $97.5 million. The amounts listed above include interest, as we intend to hold the loan to maturity. See Note 4 in Notes to Consolidated Financial Statements for further information.

2)	As of April 21, 2011, we entered into the Note Purchase Agreement and immediately issued $100 million in principal amount and another $75 million in principal amount of notes on June 15, 2011. The amounts listed above include interest, as we intend to hold the notes to maturity. See Note 4 in Notes to Consolidated Financial Statements for further information.

3)	As of October 1, 2011, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)	As of October 1, 2011, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.4 million, as of October 1, 2011, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)	As of October 1, 2011, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that are material.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2011, there were no material changes to these policies. Our more critical accounting policies are noted below:

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

Intangible Assets – During the second quarter of fiscal 2009, we recorded a goodwill impairment charge of $5.7 million, related to the Company’s sole goodwill asset. The impairment wrote off the entire carrying value of our goodwill related to our Kelso facility, which was the sole reporting unit in the EMEA reportable segment. The impairment charge was driven by adverse macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event”, leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso was fully impaired and therefore an impairment charge of $5.7 million was taken.

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

Derivatives and Hedging Activities – All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. See Note 5 – Derivatives and Fair Value Measurements for further details.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accordingly, the Company does not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. . If the U.S. operations continue to generate losses, there may be a need to provide a valuation allowance on our net U.S. deferred tax assets, which totaled $21.7 million as of October 1, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.

Foreign Currency Risk

We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our APAC reportable segment and beginning in July 2011, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in Mexico, as described in Note 5 to Notes to Consolidated Financial Statements.

Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Fiscal year
	2011	2010	2009
Net Sales	6%	5%	4%
Total Costs	14%	13%	11%

The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of October 1, 2011, a 10 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.

Interest Rate Risk

We have financial instruments, including cash equivalents and short-term investments as well as debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps and treasury rate locks based on existing market conditions. We have entered into interest rate swaps for $97.5 million in term loans, as described in Note 5 in Notes to Consolidated Financial Statements. As is common with these types of agreements, our interest rate swap and treasury rate lock agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.

The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.

Our only material interest rate risk as of October 1, 2011, is associated with our Credit Facility under which we borrowed $150 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on interest expense.

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

Management’s Annual Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of October 1, 2011, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of October 1, 2011, the Company’s internal control over financial reporting was effective.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 1, 2011, as stated in their report included herein on page 41.

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

Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.

Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2012 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement.

Equity Compensation Plan Information

The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 1, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by securityholders	3,642,883	$ 27.69	3,146,516

Equity compensation plans not approved by securityholders	-0-	$ n/a	-0-

Total	3,642,883	$ 27.69	3,146,516

(1)	Represents options or stock-settled stock appreciation rights (“SARs”) granted under the Plexus Corp. 2008 Long-Term Incentive Plan, or its predecessors, the 2005 Equity Incentive Plan, the 1998 Stock Option Plan and the 1995 Directors’ Stock Option Plan, all of which were approved by shareholders. No further awards may be made under the predecessor plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the following list of Financial Statements and Financial Statement Schedule on page 39.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

PLEXUS CORP.

List of Financial Statements and Financial Statement Schedule

October 1, 2011

Contents	Pages

Report of Independent Registered Public Accounting Firm	40

Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009	41

Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010	42

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009	43

Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009	70

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders

and Board of Directors

of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 1, 2011 and October 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

November 17, 2011

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009

(in thousands, except per share data)

	2011	2010	2009

Net sales	$2,231,232	$2,013,393	$1,616,622
Cost of sales	2,016,490	1,806,471	1,461,846

Gross profit	214,742	206,922	154,776

Operating expenses:
Selling and administrative expenses	113,563	107,270	93,138
Goodwill impairment charges	-	-	5,748
Restructuring charges	-	-	2,823

	113,563	107,270	101,709

Operating income	101,179	99,652	53,067

Other income (expense):
Interest expense	(11,649)	(9,589)	(10,875)
Interest income	1,367	1,436	2,323
Miscellaneous income (expense)	1,206	(1,062)	904

Income before income taxes	92,103	90,437	45,419

Income tax expense (benefit)	2,847	904	(908)

Net income	$89,256	$89,533	$46,327

Earnings per share:
Basic	$2.34	$2.24	$1.18

Diluted	$2.30	$2.19	$1.17

Weighted average shares outstanding:
Basic	38,063	40,051	39,411

Diluted	38,800	40,831	39,654

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of October 1, 2011 and October 2, 2010

(in thousands, except per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$242,107	$188,244
Accounts receivable, net of allowances of $3,256 and $1,400, respectively	284,019	311,205
Inventories	455,836	492,430
Deferred income taxes	15,750	18,959
Prepaid expenses and other	10,858	15,153

Total current assets	1,008,570	1,025,991

Property, plant and equipment, net	265,505	235,714
Deferred income taxes	12,470	11,787
Other	17,980	16,887

Total assets	$1,304,525	$1,290,379

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,350	$17,409
Accounts payable	307,152	360,686
Customer deposits	30,739	27,301
Accrued liabilities:
Salaries and wages	42,101	46,639
Other	57,335	50,484

Total current liabilities	454,677	502,519

Long-term debt and capital lease obligations, net of current portion	270,292	112,466
Other liabilities	20,674	23,539

Total non-current liabilities	290,966	136,005

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 200,000 shares authorized, 48,298 and 47,849 shares issued, respectively, and 34,544 and 40,403 shares outstanding, respectively	483	478
Additional paid-in capital	415,556	399,054
Common stock held in treasury, at cost, 13,754 and 7,446 shares, respectively	(400,110)	(200,110)
Retained earnings	534,824	445,568
Accumulated other comprehensive income	8,129	6,865

	558,882	651,855

Total liabilities and shareholders’ equity	$1,304,525	$1,290,379

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009 (in thousands)

						Accumulated
	Common Stock					Other
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, September 27, 2008	39,326	$468	$353,105	$(200,110)	$309,708	$10,774	$473,945

Comprehensive income:
Net income	-	-	-	-	46,327	-	46,327
Foreign currency translation adjustments	-	-	-	-	-	(2,917)	(2,917)
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	(3,177)	(3,177)

Total comprehensive income							40,233
Stock-based compensation expense	-	-	9,421	-	-	-	9,421
Exercise of stock options, including tax benefits	222	2	3,845	-	-	-	3,847

Balances, October 3, 2009	39,548	470	366,371	(200,110)	356,035	4,680	527,446

Comprehensive income:
Net income	-	-	-	-	89,533	-	89,533
Foreign currency translation adjustments	-	-	-	-	-	212	212
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	1,973	1,973

Total comprehensive income							91,718
Stock-based compensation expense	-	-	9,536	-	-	-	9,536
Exercise of stock options, including tax benefits	855	8	23,147	-	-	-	23,155

Balances, October 2, 2010	40,403	478	399,054	(200,110)	445,568	6,865	651,855

Comprehensive income:
Net income	-	-	-	-	89,256	-	89,256
Foreign currency translation adjustments	-	-	-	-	-	1,671	1,671
Change in fair market value of derivative instruments, net of tax	-	-	-	-	-	(407)	(407)

Total comprehensive income							90,520
Treasury shares purchased	(6,308)	-	-	(200,000)	-	-	(200,000)
Stock-based compensation expense	-	-	11,041	-	-	-	11,041
Exercise of stock options, including tax benefits	449	5	5,461	-	-	-	5,466

Balances, October 1, 2011	34,544	$483	$415,556	$(400,110)	$534,824	$8,129	$558,882

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009

(in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$89,256	$89,533	$46,327
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	47,026	40,152	34,468
Non-cash goodwill impairment	-	-	5,748
Gain on sale of property, plant and equipment	(175)	(236)	(54)
Stock-based compensation expense	11,041	9,536	9,421
Deferred income taxes	(3,028)	(3,189)	(1,172)
Changes in operating assets and liabilities:
Accounts receivable	28,551	(117,449)	59,137
Inventories	38,152	(169,469)	16,904
Prepaid expenses and other	3,162	(5,108)	2,086
Accounts payable	(60,705)	122,226	4,630
Customer deposits	3,332	(911)	1,568
Accrued liabilities and other	5,071	36,877	(8,767)

Cash flows provided by operating activities	161,683	1,962	170,296

Cash flows from investing activities
Payments for property, plant and equipment	(74,051)	(74,674)	(57,427)
Proceeds from sales of property, plant and equipment	2,145	280	342

Cash flows used in investing activities	(71,906)	(74,394)	(57,085)

Cash flows from financing activities
Proceeds from debt issuance	175,000	-	-
Purchases of common stock	(200,000)	-	-
Payments on debt and capital lease obligations	(17,420)	(20,899)	(20,726)
Proceeds from exercise of stock options	5,466	21,040	3,402
Income tax benefit of stock option exercises	-	2,115	445

Cash flows (used in) provided by financing activities	(36,954)	2,256	(16,879)

Effect of foreign currency translation on cash and cash equivalents	1,040	38	(3,920)

Net increase (decrease) in cash and cash equivalents	53,863	(70,138)	92,412

Cash and cash equivalents, beginning of year	188,244	258,382	165,970

Cash and cash equivalents, end of year	$242,107	$188,244	$258,382

The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.

Notes to Consolidated Financial Statements

1.	Description of Business and Significant Accounting Policies

Description of Business:  Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas, European, and Asia-Pacific regions. Customer service is provided to over 130 branded product companies in the Wireline/Networking, Wireless Infrastructure, Medical, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.

Consolidation Principles and Basis of Presentation:  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus Corp. and its subsidiaries. All intercompany transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2009 included this additional week and the fiscal year ended on October 3, 2009. Therefore fiscal 2009 included 371 days. The additional week was added to the first fiscal quarter, ended January 3, 2009, which included 98 days. The accounting years for fiscal 2011 and 2010 each included 364 days.

In the first quarter of fiscal 2011, as previously announced, we completed our migration to a regional reporting structure. This change included establishing regional targets for various financial metrics, delegating additional authority to the regions to manage their business, and changing our related internal reporting. Given this change to regional reporting and management, as well as in the information used by management for assessing performance and allocating Company resources, we modified our reporting segments. Prior to fiscal 2011, the Company’s reportable segments consisted of the United States, Asia, Europe and Mexico. During the first quarter of fiscal 2011, we combined our United States and Mexico segments into the “Americas” (“AMER”) segment and renamed our Asia segment “Asia-Pacific” (“APAC”) and our Europe segment “Europe, Middle East and Africa” (“EMEA”) to better represent our long-range regional focus. As a result, we have conformed all prior period segment presentations to be consistent with our current reportable segments. See Note 13 - Reportable Segments, Geographic Information and Major Customers for further information.

Plexus Corp.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents:  Cash equivalents are highly liquid investments purchased with an original maturity of less than three months.

	2011	2010

Cash	$93,587	$121,976
Money market funds and other	148,520	66,268

	$242,107	$188,244

Inventories:  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company’s control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.

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

Goodwill and Other Intangible Assets:  During fiscal 2009, the Company recorded a goodwill impairment charge of $5.7 million, writing off the entire carrying value of its goodwill related to its Kelso, Scotland (“Kelso”) facility. The impairment charge was driven by macroeconomic conditions that contributed to an overall reduction in demand for the Company’s offerings from the Kelso facility. These conditions led to an “interim triggering event,” leading management to perform an interim goodwill impairment test. This test resulted in the determination that the carrying value of the goodwill relating to Kelso, the Company’s sole remaining goodwill asset, was fully impaired and therefore an impairment charge of $5.7 million was recorded.

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

Plexus Corp.

Notes to Consolidated Financial Statements

considered impaired and a second test is performed to measure the amount of impairment. Circumstances that may lead to impairment of goodwill include, but are not limited to, the loss of a significant customer or customers and unforeseen reductions in customer demand, future operating performance or industry demand.

Impairment of Long-Lived Assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows. If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include reduced expectations for future performance or industry demand and possible further restructurings, among others.

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

Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than five percent of total sales in fiscal 2011, 2010 and 2009.

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

Foreign Currency Translation:  We translate assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at year-end. We translate net sales, expenses and cash flows at the average monthly exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Statements of Operations as a component of miscellaneous income (expense). Exchange gains (losses) on foreign currency transactions were $1.0 million, $(1.5) million, and $0.7 million for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, respectively.

Derivatives:  The Company periodically enters into derivative contracts such as foreign currency forwards and interest rate swaps, which are designated as cash flow hedges. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company

Plexus Corp.

Notes to Consolidated Financial Statements

does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive income” within shareholders’ equity. Our interest rate swaps and forward contracts are treated as cash flow hedges and, therefore, $(0.4) million, $2.0 million and $(3.2) million were recorded in “Accumulated other comprehensive income” for fiscal 2011, 2010 and 2009, respectively.

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

Comprehensive Income:  The Company follows the established standards for reporting comprehensive income, which is defined as the changes in equity of an enterprise except those resulting from shareholder transactions.

Accumulated other comprehensive income consists of the following as of October 1, 2011 and October 2, 2010 (in thousands):

	2011	2010

Foreign currency translation adjustment	$11,460	$9,789
Cumulative change in fair market value of derivative instruments, net of tax	(3,331)	(2,924)

Accumulated other comprehensive income	$8,129	$6,865

The change in fair market value of derivative instruments, net of tax adjustment that is recorded to “Accumulated other comprehensive income” is more fully explained in Note 5 – Derivatives and Fair Value Measurements.

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

Fair Value of Financial Instruments:  Accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of capital lease obligations was approximately $15.8 million and $18.3 million as of October 1, 2011 and October 2, 2010, respectively. The fair value of the Company’s long-term debt was $274.3 million and $105.2 million as of October 1, 2011 and October 2, 2010, respectively. The fair values of the Company’s derivatives are disclosed in Note 5. The Company uses quoted market prices when available or discounted cash flows to calculate fair value.

Plexus Corp.

Notes to Consolidated Financial Statements

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

Business and Credit Concentrations:  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and derivative instruments, specifically related to counterparties. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents and derivative instruments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 13. The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.

New Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include the components of net income, and the second statement would include the components of OCI. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated results of operations, financial position and cash flows.

In May 2011, the FASB issued an amendment regarding common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendment also provides for additional accounting guidance and disclosures related to fair value measurements. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued new accounting guidance for Multiple-Deliverable Revenue Arrangements, which establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. This guidance is effective for financial statements issued for fiscal years beginning after June 15, 2010. The Company adopted this guidance beginning October 3, 2010, and the

Plexus Corp.

Notes to Consolidated Financial Statements

adoption did not have a material effect on the Company’s consolidated results of operations, financial position, and cash flows.

2.	Inventories

Inventories as of October 1, 2011 and October 2, 2010 consisted of (in thousands):

	2011	2010

Raw materials	$337,136	$365,883
Work-in-process	46,330	56,036
Finished goods	72,370	70,511

	$455,836	$492,430

Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010 were $29.8 million and $25.8 million, respectively.

3.	Property, Plant and Equipment

Property, plant and equipment as of October 1, 2011 and October 2, 2010, consisted of (in thousands):

	2011	2010

Land, buildings and improvements	$161,820	$138,230
Machinery and equipment	278,807	255,138
Computer hardware and software	83,373	79,108
Construction in progress	40,553	22,145

	564,553	494,621

Less: accumulated depreciation	299,048	258,907

	$265,505	$235,714

Assets held under capital leases and included in property, plant and equipment as of October 1, 2011 and October 2, 2010 consisted of (in thousands):

	2011	2010

Buildings and improvements	$22,934	$22,700
Machinery and equipment	1,802	1,803

	24,736	24,503
Less: accumulated amortization	11,345	8,905

	$13,391	$15,598

The building and improvements category in the above table includes a manufacturing facility in San Diego, California, which was closed during fiscal 2003 and is no longer used by the Company. The Company has subleased the facility. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility is approximately $10.2 million as of October 1, 2011.

Amortization of assets held under capital leases totaled $0.9 million, $1.0 million, and $0.9 million for fiscal 2011, 2010 and 2009, respectively. There were no capital lease additions in fiscal 2011; additions were $0.9 million and $0.3 million for fiscal 2010 and 2009, respectively.

Plexus Corp.

Notes to Consolidated Financial Statements

As of October 1, 2011 and October 2, 2010, accounts payable included approximately $12.3 million and $6.3 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.	Debt, Capital Lease Obligations and Other Financing

Debt and capital lease obligations as of October 1, 2011 and October 2, 2010, consisted of (in thousands):

	2011	2010

Debt:
Borrowings under term loan, expiring on April 4, 2013, interest rate of base rate or LIBOR rate plus 1.50%. See also Note 5, Derivatives and Fair Value Measurements.	$97,500	$112,500

Borrowings under senior notes, expiring on June 15, 2018, interest rate of 5.20%. See also Note 5, Derivatives and Fair Value Measurements.	175,000	-

Capital lease:
Capital lease obligations for equipment and facilities located in San Diego and Xiamen, China, expiring on various dates through 2017; weighted average interest rates of 10.3% and 10.2% for fiscal 2011 and 2010, respectively.	15,142	17,375

Less: current portion	(17,350)	(17,409)

Long-term debt and capital lease obligations, net of current portion	$270,292	$112,466

In February 2010, the Company negotiated the settlement of a capital lease in Kelso, Scotland. The termination of this capital lease obligation and acquisition of the property was effected through a cash payment by Plexus of $3.9 million.

The aggregate scheduled maturities of the Company’s debt obligations as of October 1, 2011, are as follows (in thousands):

2012	$15,000
2013	82,500
2014	-
2015	-
2016	-
Thereafter	175,000

Total	$272,500

Plexus Corp.

Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s obligations under capital leases as of October 1, 2011, are as follows (in thousands):

2012	$3,800
2013	3,894
2014	3,984
2015	4,078
2016	3,055
Thereafter	622

19,433
Less: interest portion of capital leases	4,291

Total	$15,142

On April 4, 2008, the Company entered into its Credit Facility with a group of banks which allows the Company to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million to a total of $200 million (the “accordion feature”). This is possible if the Company has not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both the Company and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans, revolving or swing loans or letter of credit obligations. As of October 1, 2011, the Company has term loan borrowings of $97.5 million outstanding and no revolving borrowings under the Credit Facility. Average outstanding revolving borrowings for the fiscal year ended October 1, 2011 were $6.6 million, and there were no draws against the revolving credit facility during the fiscal year ended October 2, 2010.

The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 1, 2011, the Company was in compliance with all debt covenants. If the Company incurs an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the remaining Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on borrowing varies depending upon the Company’s then-current total leverage ratio; as of October 1, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.50%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. The Company is also required to pay an annual commitment fee on the unused credit commitment based on its leverage ratio; the current fee is 0.375%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses will be amortized over the five-year term of the Credit Facility. Quarterly principal repayments of the term loan of $3.75 million per quarter began June 30, 2008 and end on April 4, 2013 with a balloon repayment of $75.0 million.

The Credit Facility allows for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) is existing at the time of, or would be caused by, a dividend payment or a share repurchase.

On April 21, 2011, the Company entered into a Note Purchase Agreement (the “Agreement”) with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Agreement includes operational and financial covenants which include a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Agreement. As of October 1, 2011, the Company was in compliance with all debt covenants. The Notes are unsecured and rank at least equally and ratably in point and security with the other unsecured and unsubordinated financing facilities of the Company.

Plexus Corp.

Notes to Consolidated Financial Statements

Our effective interest rate on the Notes after the treasury rate lock agreement discussed in Note 5 – Derivatives and Fair Value Measurements is 4.97%. Origination fees and expenses associated with the Agreement totaled approximately $0.9 million and have been deferred. These origination fees and expenses are being amortized over the seven-year term of the Notes. Semi-annual interest payments began on June 15, 2011, and end on June 15, 2018, with full repayment of the total principal of the Notes.

Interest expense related to the commitment fee and amortization of the deferred origination fees and expenses for the Credit Facility and Agreement totaled approximately $0.7 million in each of fiscal 2011, 2010 and 2009.

Cash paid for interest in fiscal 2011, 2010 and 2009 was $8.6 million, $9.2 million and $10.5 million, respectively.

5.	Derivatives and Fair Value Measurements

All derivatives are recognized in the accompanying Consolidated Balance Sheets at their estimated fair values. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company currently has cash flow hedges related to variable rate debt and forecasted foreign currency payments. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.

During the fourth quarter of fiscal 2011, the Company’s Mexican operations entered into forward exchange contracts on a rolling basis with a total notional value of $5.9 million as of October 1, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $1.0 million liability as of October 1, 2011.

During the second quarter of fiscal 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia. As of October 1, 2011, the total notional value of the forward contracts was $2.5 million and the total fair value of these forward contracts was a $0.1 million liability.

The Company’s Malaysian operations have also entered into forward exchange contracts on a rolling basis with a total notional value of $57.2 million as of October 1, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $1.5 million liability as of October 1, 2011 and a $2.6 million asset as of October 2, 2010.

During the second quarter of fiscal 2011, the Company entered into two separate treasury rate lock contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. The fixed interest rates for each of these contracts were 2.77% and 2.72%, respectively, with a combined notional value of $150 million. On April 4, 2011, the Company entered into a final treasury rate lock transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed

Plexus Corp.

Notes to Consolidated Financial Statements

rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. The total fair value of these interest rate swap contracts was a $5.2 million liability as of October 1, 2011 and a $9.0 million liability as of October 2, 2010. As of October 1, 2011, the total remaining combined notional amount of the Company’s three interest rate swaps was $97.5 million.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$ -	$ -	Current liabilities – Other	$ 3,493	$ 3,616
Interest rate swaps		$ -	$ -	Other liabilities	$ 1,746	$ 5,423
Forward contracts	Prepaid expenses and other	$ -	$2,612	Current liabilities – Other	$ 2,544	$ -

The Effect of Derivative Instruments on the Statements of Operations for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Interest rate swaps	$ (510)	$(4,622)	Interest income (expense)	$ (4,310)	$ (4,908)	Other income (expense)	$ -	$ -
Forward contracts	$(1,468)	$ 4,110	Selling and administrative expenses	$ 3,423	$ 2,028	Other income (expense)	$ -	$ -
Treasury Rate Locks	$ 2,281	$ -	Interest income (expense)	$ 125	$ -	Interest income (expense)	$ -	$ -

Plexus Corp.

Notes to Consolidated Financial Statements

The following table lists the fair values of the Company’s derivatives as of October 1, 2011, by input level as defined in Note 1 – Basis of Presentation and Accounting Policies:

	Fair Value Measurements Using Input Levels Asset/ (Liability) (in thousands):
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$-	$(5,239)	$-	$(5,239)
Forward currency forward contracts	$-	$(2,544)	$-	$(2,544)

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

6.	Income Taxes

The domestic and foreign components of income (loss) before income taxes for fiscal 2011, 2010 and 2009 consisted of (in thousands):

	2011	2010	2009

U.S.	$(9,449)	$(7,742)	$(5,380)

Foreign	101,552	98,179	50,799

	$92,103	$90,437	$45,419

Income tax expense (benefit) for fiscal 2011, 2010 and 2009 consisted of (in thousands):

	2011	2010	2009
Current:
Federal	$-	$-	$(1,666)
State	3	74	121
Foreign	5,872	4,019	1,809

	5,875	4,093	264

Deferred:
Federal	(1,649)	(1,029)	(622)
State	(484)	(459)	954
Foreign	(895)	(1,701)	(1,504)

	(3,028)	(3,189)	(1,172)

	$2,847	$904	$(908)

Plexus Corp.

Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2011, 2010 and 2009:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	-	0.6	2.0
State income taxes, net of federal income tax	(0.3)	(0.3)	(0.2)
Foreign tax rate differences	(34.5)	(35.4)	(40.1)
Valuation reserve for deferred tax assets	1.4	-	-
Other, net	1.5	1.1	1.3
Effective income tax rate	3.1%	1.0%	(2.0)%

The Company recorded income tax expense of $2.8 million and $0.9 million for fiscal 2011 and fiscal 2010, respectively. The Company recorded income tax benefit of $(0.9) million for fiscal 2009. The increase to the income tax expense recorded in fiscal 2011 as compared to fiscal 2010 and fiscal 2009 is primarily due to the change in the mix of income in the tax jurisdictions in which we operate. The difference in our effective income tax rate as compared to our normal statutory rate is primarily due to the effect of pre-tax income in Malaysia and Xiamen, China, where we benefit from reduced effective tax rates due to tax holidays.

The components of the net deferred income tax asset as of October 1, 2011 and October 2, 2010, consisted of (in thousands):

	2011	2010
Deferred income tax assets:
Loss/credit carryforwards	$ 10,263	$ 10,904
Goodwill	2,787	3,550
Inventories	6,961	7,936
Accrued benefits	16,001	14,473
Allowance for bad debts	1,149	383
Interest rate swaps	2,031	3,504
Other	4,406	3,917
Total gross deferred income tax assets	43,598	44,667
Less valuation allowance	(5,116)	(2,547)
Deferred income tax assets	38,482	42,120
Deferred income tax liabilities:
Property, plant and equipment	9,552	10,346
Other	710	1,028

	10,262	11,374
Net deferred income tax asset	$ 28,220	$ 30,746

During the preparation of the Company’s fiscal 2011 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our deferred tax assets, consistent with the provisions of ASC Topic 740, “Income Taxes.” The Company’s U.S. operations generated losses during the fiscal 2009, 2010 and 2011 years. While we believe these losses could be a significant factor in establishing such an allowance, we believe that based on the weight of all the evidence, both positive and negative, it is more likely than not that the Company will be able to utilize its U.S. net deferred tax assets of approximately $21.7 million.

The positive evidence relied upon is as follows: 1) orders for a new large U.S. industrial/commercial customer are currently projected to significantly increase in fiscal 2012, which we believe would result in income for the Company’s U.S. operations in fiscal 2012 and beyond; 2) the effect of the deep U.S. recession during this period was considered atypical; 3) the Company’s U.S. operations created cumulative pretax income for fiscal years 2006 through 2008 of more than $150 million; 4) the federal tax losses in fiscal 2009 and 2010 were able to be fully utilized through loss carrybacks to prior years; and 5) the federal loss carryforward at the end of fiscal 2011 has a 20 year carryforward period.

As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company recorded a valuation allowance for state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. The Company reversed approximately $0.1 million of this valuation allowance with corresponding credits to additional paid-in capital in fiscal 2009. As of the end of fiscal 2010 there was a valuation allowance of $1.0 million for federal and state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options. During fiscal 2011 the Company recorded an additional valuation allowance of $1.3 million. As a result, we had a remaining valuation allowance of

Plexus Corp.

Notes to Consolidated Financial Statements

approximately $2.3 million related to tax deductions associated with stock-based compensation as of October 1, 2011.

In addition, there is a remaining valuation allowance of $1.6 million as of October 1, 2011, related to various state deferred income tax assets where it is more likely than not that the asset will not be realized due to a lack of sustained profitability and limited carryforward periods in these states.

During fiscal 2011 the Company added a valuation allowance of $0.3 million and $0.9 million in the United Kingdom and Romania, respectively to offset the increase in net deferred tax assets in those jurisdictions which, more likely than not, will not be realized.

On November 1, 2009, Mexico adopted tax reform legislation that took effect January 1, 2010, and provides for a temporary increase in its income tax and value added tax rates from 28% to 30% and 15% to 16%, respectively, along with certain other changes. These laws did not have a material impact on our effective income tax rate in fiscal 2011, 2010 or 2009; however, they could have a material effect on future periods. On November 5, 2009, the United States adopted the “Worker, Homeownership, and Business Assistance Act of 2009”, which provides for an increase in the net operating loss carryback period from two years to five years for tax periods beginning or ending in calendar years 2008 and 2009, along with certain other tax law changes. This law did not have a material impact on our effective tax rate in fiscal 2011, 2010 or 2009 and we do not currently believe that it will create a material impact on our effective income tax rate in future periods.

In March 2007, the Chinese government made significant changes to its tax law with a bias toward a unified tax rate for domestic and foreign enterprises of 25 percent. The law was effective on January 1, 2008. The effect of the law on enterprises with agreed-upon incentives requires that their China federal taxes will be increased to the new unified tax rate over a five-year period that began in calendar 2008. This law did not have a material effect on our income taxes for our fiscal 2011, 2010 or 2009 tax years. However, depending upon the relative amount of income earned in China in the future, the increased tax rates on our China income could have a material effect.

On July 19, 2011, the United Kingdom enacted The Finance (No. 3) Act 2011, which reduced its corporate income tax rate from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. This law did not have a material impact on our effective income tax rate in fiscal 2011; however, it could have a material effect on future periods. In July 2005, the United Kingdom enacted the Finance Act (the “Finance Act”), which limits the deduction of interest expense incurred in the United Kingdom when the corresponding interest income earned by the other party is not taxable to such party. The Company currently extends loans from a U.S. subsidiary to a United Kingdom subsidiary, which is affected by the Finance Act. For fiscal years 2011, 2010 and 2009, management provided income tax expense for the effect of the Finance Act on the non-deductibility of this interest expense based on the current agreement with the tax authorities in the United Kingdom regarding the application of the Finance Act to the Company’s circumstances.

Plexus Corp.

Notes to Consolidated Financial Statements

The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2011, 2010 and 2009, these subsidiaries generated income, which resulted in tax reductions of approximately $21.7 million ($0.57 per basic share), $23.0 million ($0.58 per basic share) and $15.2 million ($0.38 per basic share), respectively.

The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be invested for an indefinite period. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $406.8 million as of October 1, 2011. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.

As of October 1, 2011, the Company had approximately $75.6 million of state net operating loss carryforwards that expire between fiscal 2012 and 2029.

Cash refund for income taxes in fiscal 2011 was $2.2 million, and cash paid for income taxes in fiscal 2010 and 2009 was $3.5 million and $2.9 million, respectively.

The Company has approximately $7.4 million of uncertain tax benefits as of October 1, 2011. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) to the extent that payment is not anticipated within one year. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

Balance at beginning of fiscal 2010	$4,849
Gross increases for tax positions of prior years	131
Gross increases for tax positions of the current year	964
Gross decreases for tax positions of prior years	-
Settlements	-

Balance at beginning of fiscal 2011	$5,944
Gross increases for tax positions of prior years	191
Gross increases for tax positions of the current year Gross decreases for tax positions of prior years	1,225 -
Settlements	-

Balance at October 1, 2011	$7,360

Approximately $6.3 million and $4.8 million, respectively of the balance as of October 1, 2011, and October 2, 2010 would reduce the Company’s effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.7 million, $0.5 million and $0.3 million as of October 1, 2011, October 2, 2010 and October 3, 2009, respectively. The Company recognized $0.2 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Operations for the fiscal year ended October 1, 2011.

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

Plexus Corp.

Notes to Consolidated Financial Statements

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2008 – 2011
Germany	2009 – 2011
Mexico	2006 – 2011
Romania	2009 – 2011
United Kingdom	2007 – 2011
United States
Federal	2007 – 2011
State	2001 – 2011

7.	Shareholders’ Equity

On February 16, 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. On August 15, 2011, the Company completed its share repurchase program; a total of 6.3 million shares were purchased at a volume-weighted average of $31.69 per share.

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

The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Earnings:
Net income	$89,256	$89,533	$46,327

Basic weighted average common shares outstanding	38,063	40,051	39,411
Dilutive effect of stock options	737	780	243

Diluted weighted average shares outstanding	38,800	40,831	39,654

Earnings per share:
Basic	$2.34	$2.24	$1.18

Diluted	$2.30	$2.19	$1.17

In fiscal 2011, 2010 and 2009, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 1.3 million, 1.2 million and 2.7 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of our common shares and, therefore, their effect would be

Plexus Corp.

Notes to Consolidated Financial Statements

antidilutive. In fiscal 2009, restricted stock units (“RSUs”) of approximately 20,000 were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. In fiscal 2011 and fiscal 2010 there were no anti-dilutive RSUs outstanding.

9.	Operating Lease Commitments

The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021. Rent expense under all operating leases for fiscal 2011, 2010 and 2009 was approximately $12.8 million, $11.8 million and $11.9 million, respectively. Renewal and purchase options are available on certain of these leases.

Future minimum annual payments on operating leases are as follows (in thousands):

2012	$11,574
2013	9,589
2014	8,015
2015	5,724
2016	3,456
Thereafter	2,868

$41,226

10.	Restructuring and Asset Impairment Charges

Fiscal 2011 and fiscal 2010 restructuring and asset impairment charges: For fiscal 2011 and fiscal 2010, the Company did not incur any restructuring or impairment charges.

Fiscal 2009 restructuring and asset impairment charges: For fiscal 2009, we recorded pre-tax restructuring and asset impairment charges of $8.6 million, related to goodwill impairment in our EMEA reportable segment, the closure of our Ayer, Massachusetts (“Ayer”) facility and the reduction of our workforce across our facilities in the United States and Juarez, Mexico (“Juarez”). The details of these fiscal 2009 restructuring actions are listed below:

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

Plexus Corp.

Notes to Consolidated Financial Statements

A detail of restructuring and asset impairment charges are provided below (in thousands):

	Employee Termination and Severance Costs	Lease Obligations and Other Exit Costs	Non-cash Asset Impairments	Total

Accrued balance, September 27, 2008	$2,038	$-	$-	$2,038

Restructuring and asset impairments charges	2,196	876	5,748	8,820
Adjustment to provisions	(249)	-	-	(249)
Amount utilized	(3,941)	(790)	(5,748)	(10,479)

Accrued balance, October 3, 2009	$44	$86	$-	$130

The remaining balance as of October 3, 2009 of $0.1 million was utilized in fiscal 2010 and no further accruals were recorded in fiscal 2011 or 2010.

For a detail of restructuring and asset impairment charges by reportable segment, see Note 13 – Reportable Segments, Geographic Information and Major Customers.

11.	Benefit Plans

401(k) Savings Plan: The Company’s 401(k) Savings Plan covers all eligible U.S. employees. Effective January 1, 2010, the Company began matching employee contributions up to 4 percent of eligible earnings. Previously, the Company matched employee contributions up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2011, 2010 and 2009 totaled $5.8 million, $4.9 million and $2.9 million, respectively.

Stock-based Compensation Plans: The Company’s shareholders approved the Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), which was last approved by shareholders in February 2011, is a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), unrestricted stock awards (“SAs”) and performance stock awards, in addition to cash incentive awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, cash incentive awards of up to $4.0 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for stock options, SARs, RSUs and other awards under the 2008 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.

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

Individual stock option and SARs grants are determined annually, but granted on a quarterly basis. However, grants of RSUs are generally made only on an annual basis. Beginning in fiscal 2011, the Company discontinued the use of long-term cash awards and increased the number of RSUs to provide equivalent value. In fiscal 2009, the Company made a special grant consisting solely of RSUs to certain key

Plexus Corp.

Notes to Consolidated Financial Statements

employees (excluding our Chief Executive Officer) to encourage retention, but did not make similar special grants in fiscal 2011 or fiscal 2010.

For options issued to the members of the Board of Directors in fiscal 2009, 50 percent of their stock options vested immediately at the date of grant and their remaining stock options vested on the first anniversary of the grant date. Options issued to the members of the Board of Directors in fiscal 2011 and 2010 vested immediately on the date of grant. In fiscal 2011 and fiscal 2010, the Company granted members of the board of directors SAs, which vested immediately on grant.

In fiscal 2011, under the 2008 Plan, the Company granted options, which had a term of ten years, to purchase 0.3 million shares of the Company’s common stock and 0.3 million stock-settled SARs, which had a term of seven years. Additionally, the Committee made awards of RSUs for 0.1 million shares of common stock, all of which vest on the third anniversary of grant, and the Committee granted SAs for 0.1 million shares of common stock.

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

The Company recognized $11.0 million, $9.5 million, and $9.4 million of compensation expense associated with stock options, SARs, RSUs and SAs for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009, respectively. The related deferred tax benefit recognized was $3.7 million, $3.2 million, and $2.4 million for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, respectively.

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding as of September 27, 2008	3,393	$ 25.88

Granted	614	19.71
Cancelled	(166)	28.75
Exercised	(223)	15.43
Outstanding as of October 3, 2009	3,618	$ 25.34

Granted	603	32.29
Cancelled	(122)	34.18
Exercised	(910)	25.80
Outstanding as of October 2, 2010	3,189	$ 26.18

Granted	641	31.01
Cancelled	(110)	34.87
Exercised	(501)	20.78
Outstanding as of October 1, 2011	3,219	$ 27.69	$ 5,637

Plexus Corp.

Notes to Consolidated Financial Statements

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Exercisable as of:

October 3, 2009	2,815	$ 26.36

October 2, 2010	2,365	$ 25.37

October 1, 2011	2,383	$ 26.38	$ 5,637

Included in the table above are 344,920, 335,022, and 310,071 SARs, which were granted in fiscal 2011, 2010 and 2009, respectively.

The following table summarizes outstanding stock option and SAR information as of October 1, 2011 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options/SARs Exercisable	Weighted Average Exercise Price
$8.97 - $14.63	372	$ 13.34	4.0	372	$ 13.34
$14.64 - $20.95	362	$ 18.06	4.7	362	$ 18.06
$20.96 - $29.84	1,231	$ 25.68	5.6	891	$ 24.84
$29.85 - $42.52	1,254	$ 36.69	6.3	758	$ 38.56
$ 8.97 - $42.52	3,219	$ 27.69	5.6	2,383	$ 26.38

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

The weighted average fair value per share of options and SARs issued for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 were $13.40, $14.25 and $8.72, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009

Expected life (years)	4.40 – 5.00	4.40 – 5.00	4.40 – 4.90
Risk-free interest rate	1.03 – 2.17%	1.61 – 2.71%	1.76 – 2.84%
Expected volatility	49 – 50%	50%	48 – 51%
Dividend yield	-	-	-

The fair value of options and SARs vested for fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 were $3.6 million, $3.1 million and $6.3 million, respectively.

For the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, the total intrinsic value of options and SARs exercised was $6.5 million, $8.5 million and $1.2 million, respectively.

As of October 1, 2011, there was $7.7 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.29 years.

Plexus Corp.

Notes to Consolidated Financial Statements

A summary of the Company’s RSUs and SAs activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)

Units outstanding as of September 27, 2008	99	$30.54

Granted	210	21.73
Cancelled	(11)	24.86
Vested	-	-

Units outstanding as of October 2, 2009	298	$24.54

Granted	115	33.99
Cancelled	(12)	26.95
Vested	(16)	33.99

Units outstanding as of October 2, 2010	385	$26.90

Granted	155	27.14
Cancelled	(18)	25.92
Vested	(98)	31.27

Units outstanding as of October 1, 2011	424	$26.02	$9,749

The Company uses the fair value at the date of grant to value RSUs and SAs. The fair value of RSUs and SAs that vested for the fiscal year ended October 1, 2011 was $0.6 million. There was 88,112 RSUs and 10,000 SAs that vested during the fiscal year ended October 1, 2011. There were not any RSUs and 16,000 SAs that vested during the fiscal year ended October 2, 2010 and there were not any RSUs or SAs that vested during the fiscal year ended October 3, 2009.

As of October 1, 2011, there was $5.1 million of unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted average period of 1.8 years.

Deferred Compensation Arrangements: The Company has agreements with certain of its former executive officers to provide nonqualified deferred compensation. Under those agreements, the Company agreed to pay to these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirements. In August 2009, amendments were entered into in order to align the provisions regarding the determination of payment amounts to a fixed 15-year annual installment payment stream. The amendments were consistent with the intent of the original agreements and with the manner in which the agreements had operated in practice.

The Company has a supplemental executive retirement plan (the “SERP”) as an additional deferred compensation plan for executive officers and other key employees. Under the SERP, a covered executive may elect to defer some or all of the participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.

The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2011, 2010 and 2009, the Company made contributions to the participants’ SERP accounts in the amount of $0.3 million, $0.2 million and $0.2 million, respectively.

As of October 1, 2011 and October 2, 2010, the SERP assets held in the Trust totaled $6.2 million and $6.0 million, respectively, and the related liability to the participants totaled approximately $3.9 million and $4.0 million as of October 1, 2011 and October 2, 2010, respectively. The Trust assets are subject to the

Plexus Corp.

Notes to Consolidated Financial Statements

claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in non-current “Other assets” and non-current “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.

Other: The Company currently does not and is not obligated to provide any postretirement medical or life insurance benefits to employees.

12.	Litigation

In fiscal 2010, the Company incurred approximately $1.1 million of costs relating to non-conforming inventory received from a supplier. The Company reached a settlement with the supplier during the first quarter of fiscal 2011 for $0.9 million, which was received and recorded in selling and administrative expenses in fiscal 2011.

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010 the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011 and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.

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

13.	Reportable Segments, Geographic Information and Major Customers

Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.

In the first quarter of fiscal 2011, we completed our migration to a regional reporting structure, and as a result, modified our reportable segments. See Note 1 – Description of Business and Significant Accounting Policies for further information.

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

Plexus Corp.

Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments in fiscal 2011, 2010 and 2009 were as follows (in thousands):

	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Net sales:
AMER	$1,304,885	$1,244,720	$1,084,346
APAC	1,063,079	925,391	588,129
EMEA	92,269	72,627	55,587
Elimination of inter-segment sales	(229,001)	(229,345)	(111,440)

	$2,231,232	$2,013,393	$1,616,622

Depreciation:
AMER	$15,045	$13,658	$12,445
APAC	21,115	18,536	16,154
EMEA	2,947	1,957	782
Corporate	7,919	6,001	5,087

	$47,026	$40,152	$34,468

Operating income (loss):
AMER	$68,725	$74,409	$61,223
APAC	118,063	114,760	63,662
EMEA	(2,955)	(1,806)	1,352
Corporate and other costs	(82,654)	(87,711)	(73,170)

	$101,179	$99,652	$53,067

Capital expenditures:
AMER APAC	$12,578 48,122	$16,483 37,909	$19,864 23,052
EMEA	10,233	1,884	5,587
Corporate	3,118	18,398	8,924

	$74,051	$74,674	$57,427

	October 1, 2011	October 2, 2010
Total assets:
AMER	$451,044	$495,639
APAC	631,054	539,543
EMEA	76,365	84,786
Corporate	146,062	170,411

	$1,304,525	$1,290,379

Plexus Corp.

Notes to Consolidated Financial Statements

The following enterprise-wide information is provided in accordance with the required segment disclosures. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	Fiscal Years ended
	October 1, 2011	October 2, 2010	October 3, 2009

Net sales:
United States	$1,192,389	$1,150,207	$1,007,087
Malaysia	836,808	788,189	512,656
China	226,271	137,202	75,473
United Kingdom	75,771	71,519	55,577
Mexico	112,496	94,513	77,259
Romania	16,498	1,108	10
Elimination of inter-segment sales	(229,001)	(229,345)	(111,440)

	$2,231,232	$2,013,393	$1,616,622

	October 1, 2011	October 2, 2010
Long-lived assets:
United States	$55,580	$59,233
Malaysia	112,489	86,387
China	29,803	21,920
United Kingdom	9,902	7,248
Mexico	9,762	8,655
Romania	7,101	4,484
Corporate	40,868	47,787

	$265,505	$235,714

Long-lived assets as of October 1, 2011 and October 2, 2010 exclude other long-term assets and deferred income tax assets which totaled $30.5 million and $28.7 million, respectively.

Restructuring and asset impairment charges are not allocated to reportable segments, as management excludes such charges when assessing the performance of the reportable segments, but rather includes such charges within the “Corporate and other costs” section of the above table of operating income (loss). In fiscal 2011 and fiscal 2010 the Company did not incur any restructuring or asset impairment charges. In fiscal 2009, the Company incurred restructuring and asset impairment charges, as described in Note 10. The following table presents restructuring and asset impairment charges by segment for the years indicated (in thousands):

	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Restructuring and asset impairment charges:
AMER	$-	$-	$1,830
EMEA	-	-	5,748
Corporate	-	-	993

	$-	-	$8,571

Plexus Corp.

Notes to Consolidated Financial Statements

The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Fiscal Years Ended
	October 1, 2011	October 2, 2010	October 3, 2009
Juniper Networks, Inc. (“Juniper”)	17%	16%	20%

For our significant customers, we generally manufacture products in more than one location. For example, net sales to Juniper, our largest customer, occur in the AMER and APAC reportable segments.

The percentages of accounts receivable from customers representing 10 percent or more of total accounts receivable for the indicated periods were as follows:

	October 1, 2011	October 2, 2010
Juniper	23%	17%
General Electric Company	*	10%

*Represents less than 10 percent of total accounts receivable

No other customers represented 10 percent or more of the Company’s total net sales or total trade receivable balances as of October 1, 2011 and October 2, 2010.

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

Plexus Corp.

Notes to Consolidated Financial Statements

Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2011 and 2010 (in thousands):

Limited warranty liability, as of October 3, 2009	$ 4,470
Accruals for warranties issued during the period	557
Settlements (in cash or in kind) during the period	(972)
Limited warranty liability, as of October 2, 2010	4,055
Accruals for warranties issued during the period	1,714
Settlements (in cash or in kind) during the period	(316)
Limited warranty liability, as of October 1, 2011	$ 5,453

15.	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for fiscal 2011 and 2010 consisted of (in thousands, except per share amounts):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$565,774	$568,145	$559,183	$538,130	$2,231,232
Gross profit	54,910	55,470	54,074	50,288	214,742
Net income	25,033	23,860	22,040	18,323	89,256

Earnings per share:
Basic	$0.62	$0.60	$0.60	$0.53	$ 2.34
Diluted	$0.61	$0.59	$0.58	$0.52	$ 2.30

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$430,399	$490,978	$536,384	$555,632	$2,013,393
Gross profit	44,541	50,471	55,548	56,362	206,922
Net income	17,844	20,714	24,368	26,607	89,533

Earnings per share:
Basic	$0.45	$0.52	$0.60	$0.66	$ 2.24
Diluted	$0.44	$0.51	$0.59	$0.65	$ 2.19

The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.

* * * * *

Plexus Corp. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

For the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period

Fiscal Year 2011:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,400	$1,863	$-	$7	$3,256
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$1,238	$1,330	$-	$5,116

Fiscal Year 2010:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,000	$550	$-	$150	$1,400
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$-	$-	$-	$2,548

Fiscal Year 2009:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,500	$942	$-	$2,442	$1,000
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,607	$61	$-	$120	$2,548

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)

By:	/s/ Dean A. Foate
Dean A. Foate, President and Chief Executive Officer

November 17, 2011

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

SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ David J. Drury
Dean A. Foate, President, Chief Executive Officer and Director (Principal Executive Officer)	David J. Drury, Director

/s/ Ginger M. Jones	/s/ Peter Kelly
Ginger M. Jones, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ John L. Nussbaum	/s/ Philip R. Martens
John L. Nussbaum, Chairman and Director	Philip R. Martens, Director

/s/ Ralf R. Böer	/s/ Michael V. Schrock
Ralf R. Böer, Director	Michael V. Schrock, Director

/s/ Stephen P. Cortinovis	/s/ Mary A. Winston
Stephen P. Cortinovis, Director	Mary A. Winston, Director

*Each of the above signatures is affixed as of November 17, 2011.

EXHIBIT INDEX

PLEXUS CORP.

Form 10-K for Fiscal Year Ended October 1, 2011

Exhibit No.	Exhibit	Incorporated By Reference To	Filed Herewith

3(i)	(a) Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

	(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation	Exhibit 3.1 to Plexus’ Report on Form 8-K dated August 28, 2008

3(ii)	Bylaws of Plexus Corp., adopted February 13, 2008, amended as of September 23, 2010	Exhibit 3.1 to Plexus’ Report on Form 8-K dated September 23, 2010

4.1	Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) above

4.2	Bylaws of Plexus Corp., adopted February 13, 2008, amended as of September 23, 2010	Exhibit 3(ii) above

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Plexus’ Report on Form 8-A dated August 28, 2008

10.1	Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 4, 2008

10.2	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.3	Composite Form of Supplemental Executive Retirement Agreement between Plexus and John Nussbaum, as amended through August 7, 2009*	Exhibit 10.5 to Plexus’ Report on Form 10-K for the year ended October 3, 2009

10.4	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2008

10.5	Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.6	Amended and Restated Plexus Corp. 1998 Option Plan* [superseded]	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.7	(a) Summary of Directors’ Compensation (11/11)*		X

	(b) Summary of Directors’ Compensation (11/10)*[superseded]	Exhibit 10.7(a) to Plexus’ Report on Form 10-K for the year ended October 2, 2010

	(c) Summary of Directors’ Compensation (11/08)*[superseded]	Exhibit 10.9(a) to Plexus Report on Form 10-K for the year ended September 27, 2008

	(d) Plexus Corp. 1995 Directors’ Stock Option Plan*[superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.8	Plexus Corp. Variable Incentive Compensation Plan – Plexus Leadership Team (as amended and restated as of September 29, 2010)* [superseded]	Exhibit 10.8 to Plexus’s Report on Form 10-K for the year ended October 2, 2010

10.9	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.10	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.4 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*	Appendix A to Plexus’ Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, filed on December 15, 2010

10.11(b)	Forms of award agreements thereunder*

	(i)(A) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(i)(B) Form of Stock Option Agreement [superseded]	Exhibit 10.5(a) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

10.12	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 29, 2007

10.13(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.13(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

99.1	Reconciliation of ROIC to GAAP Financial Statements		X

101	The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, formatted in XBRL (Extensible Business Reporting		Furnished

Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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