Form 10-K/A
period 2011-10-01
PLEXUS CORP
filed 2011-11-18
CIK 785786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

Amendment No. 1

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

Explanatory Note

      We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended October 1, 2011, which was filed on November 17, 2011 (the “Original Form 10-K”), to amend and restate Exhibit 32.2 to correct a clerical error. This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Original Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)

By:	/s/ Dean A. Foate
Dean A. Foate, President and Chief Executive Officer

November 18, 2011