Form 10-Q
period 2011-12-31
PLEXUS CORP
filed 2012-02-02
CIK 785786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Yes  ☐                     No  ☑

As of January 30, 2012, there were 34,806,458 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

Unaudited

	Three Months Ended
	December 31,	January 1,
	2011	2011
Net sales	$529,654	$565,774
Cost of sales	478,002	510,864

Gross profit	51,652	54,910
Selling and administrative expenses	27,890	27,061

Operating income	23,762	27,849
Other income (expense):
Interest expense	(4,060)	(2,181)
Interest income	483	293
Miscellaneous	(545)	(141)

Income before income taxes	19,640	25,820
Income tax expense	1,770	787

Net income	$17,870	$25,033

Earnings per share:
Basic	$0.52	$0.62

Diluted	$0.51	$0.61

Weighted average shares outstanding:
Basic	34,600	40,468

Diluted	35,181	41,210

Comprehensive income:
Net income	$17,870	$25,033
Derivative instrument fair market value adjustment – net of income tax	1,594	188
Foreign currency translation adjustments	835	818

Comprehensive income	$20,299	$26,039

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

Unaudited

	December 31, 2011	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$248,284	$242,107
Accounts receivable, net of allowances of $3,215 and $3,256, respectively	264,287	284,019
Inventories	456,179	455,836
Deferred income taxes	16,379	15,750
Prepaid expenses and other	14,184	10,858

Total current assets	999,313	1,008,570
Property, plant and equipment, net	264,887	265,505
Deferred income taxes	10,962	12,470
Other	16,527	17,980

Total assets	$1,291,689	$1,304,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,446	$17,350
Accounts payable	299,492	307,152
Customer deposits	31,106	30,739
Accrued liabilities:
Salaries and wages	30,251	42,101
Other	46,326	57,335

Total current liabilities	424,621	454,677
Long-term debt and capital lease obligations, net of current portion	265,941	270,292
Other liabilities	19,316	20,674

Total non-current liabilities	285,257	290,966
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,381 and 48,298 shares issued, respectively, and 34,627 and 34,544 shares outstanding, respectively	484	483
Additional paid-in capital	418,185	415,556
Common stock held in treasury, at cost, 13,754 for both periods	(400,110)	(400,110)
Retained earnings	552,694	534,824
Accumulated other comprehensive income	10,558	8,129

Total shareholders’ equity	581,811	558,882

Total liabilities and shareholders’ equity	$1,291,689	$1,304,525

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Three Months Ended
	December 31, 2011	January 1, 2011
Cash flows from operating activities
Net income	$17,870	$25,033
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	12,619	11,305
Loss (gain) on sale of property, plant and equipment	57	(16)
Deferred income taxes	570	(262)
Stock based compensation expense	2,675	2,388
Changes in operating assets and liabilities:
Accounts receivable	20,014	(6,947)
Inventories	56	(28,558)
Prepaid expenses and other	(3,940)	(2,101)
Accounts payable	1,752	(12,611)
Customer deposits	335	2,276
Accrued liabilities and other	(22,185)	(11,635)

Cash flows provided by (used in) operating activities	29,823	(21,128)

Cash flows from investing activities
Payments for property, plant and equipment	(22,156)	(13,263)
Proceeds from sales of property, plant and equipment	150	43
Sale of long-term investments	2,000	—

Cash flows used in investing activities	(20,006)	(13,220)

Cash flows from financing activities
Payments on debt and capital lease obligations	(4,305)	(4,663)
Proceeds from exercise of stock options	37	60
Income tax benefit of stock option exercises	228	132

Cash flows used in financing activities	(4,040)	(4,471)

Effect of exchange rate changes on cash and cash equivalents	400	73

Net increase (decrease) in cash and cash equivalents	6,177	(38,746)

Cash and cash equivalents:
Beginning of period	242,107	188,244

End of period	$248,284	$149,498

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND JANUARY 1, 2011

Unaudited

NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the condensed consolidated financial position of the Company as of December 31, 2011 and October 1, 2011, and the results of operations for the three months ended December 31, 2011 and January 1, 2011, and the cash flows for the same three month periods.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter therefore ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting periods for the three months ended December 31, 2011 and January 1, 2011 each included 91 days.

The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 9 for further details on reportable segments.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximates fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $269.3 million and $274.3 million as of December 31, 2011 and October 1, 2011, respectively. The carrying value of the Company’s long-term debt was $268.8 million and $272.5 million as of December 31, 2011 and October 1, 2011, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. Refer to Note 5 for further details on derivatives.

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

As of October 1, 2011, the Company held $2.0 million of auction rate securities maturing on March 17, 2042, which were classified as “other” long-term assets and whose underlying assets are in guaranteed student loans that are backed by a U. S. government agency. During the first quarter of fiscal 2012, the Company sold these investments for $2.0 million resulting in no gain or loss on the sale of these investments.

NOTE 2—INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	December 31, 2011	October 1, 2011
Raw materials	$336,095	$337,136
Work-in-process	44,663	46,330
Finished goods	75,421	72,370

	$456,179	$455,836

Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2011 and October 1, 2011 was $29.1 million and $29.8 million, respectively.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following categories (in thousands):

	December 31, 2011	October 1, 2011
Land, buildings and improvements	$171,752	$161,820
Machinery and equipment	289,027	278,807
Computer hardware and software	85,426	83,373
Construction in progress	28,429	40,553

	574,634	564,553
Less: accumulated depreciation	309,747	299,048

	$264,887	$265,505

NOTE 4—DEBT

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

During the quarter ended December 31, 2011, the Company repaid $3.75 million of term loans outstanding on its Credit Facility. As of December 31, 2011, the Company has term loan borrowings of $93.8 million outstanding and no revolving borrowings under the Credit Facility.

During the quarter ended January 1, 2011, the Company repaid $3.75 million of term loans outstanding on its Credit Facility. As of January 1, 2011, the Company has term loan borrowings of $108.8 million outstanding and no revolving borrowings under the Credit Facility.

On April 21, 2011, the Company entered into a Note Purchase Agreement with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Company has $175 million principal of notes outstanding as of December 31, 2011.

NOTE 5—DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The Company’s Mexican operations entered into forward exchange contracts with a total notional value of $3.8 million as of December 31, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.6 million liability as of December 31, 2011 and a $1.0 million liability as of October 1, 2011.

During the second quarter of fiscal 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of our fourth facility in Malaysia; all contracts were settled as of December 31, 2011. The total fair value of these forward contracts was a $0.1 million liability as of October 1, 2011.

The Company’s Malaysian operations have also entered into forward exchange contracts on a rolling basis with a total notional value of $47.0 million as of December 31, 2011. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.9 million liability as of December 31, 2011 and a $1.5 million liability as of October 1, 2011.

In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts will pay the Company variable interest at the three month LIBOR rate, and the Company will pay the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $4.1 million liability as of December 31, 2011 and a $5.2 million liability as of October 1, 2011. As of December 31, 2011, the total combined notional amount of the Company’s three interest rate swaps was $93.8 million.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments

In thousands of dollars

	Asset Derivatives			Liability Derivatives
		December 31, 2011	October 1, 2011		December 31, 2011	October 1, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$3,296	$3,493
Interest rate swaps		$—	$—	Other liabilities	$824	$1,746
Forward contracts		$—	$—	Current liabilities – Other	$1,537	$2,544

The Effect of Derivative Instruments on the Condensed Statements of Operations for the Three Months Ended

In thousands of dollars

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011
Interest rate swaps	$204	$242	Interest income (expense)	$(915)	$(1,124)	Other income (expense)	$—	$—
Forward contracts	$620	$362	Selling and administrative expenses	$(367)	$1,011	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$79	$—	Interest income (expense)	$—	$—

The following table lists the fair values of the Company’s derivatives as of December 31, 2011, by input level as defined above:

	Fair Value Measurements Using Input Levels Asset/(Liability): (in thousands)
	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$(4,120)	$—	$(4,120)
Foreign currency forward contracts	$—	$(1,537)	$—	$(1,537)

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

NOTE 6—EARNINGS PER SHARE

The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2011	January 1, 2011
Basic and Diluted Earnings Per Share:
Net income	$17,870	$25,033

Basic weighted average common shares outstanding	34,600	40,468
Dilutive effect of stock options	581	742

Diluted weighted average shares outstanding	35,181	41,210

Earnings per share:
Basic	$0.52	$0.62

Diluted	$0.51	$0.61

For the three months ended December 31, 2011 and January 1, 2011, outstanding stock options and stock-settled stock appreciation rights (“SARs”) of approximately 1.8 million and 1.1 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be antidilutive.

NOTE 7—STOCK-BASED COMPENSATION

The Company recognized $2.7 million and $2.4 million of compensation expense associated with stock-based awards for the three months ended December 31, 2011 and January 1, 2011, respectively.

The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units and unrestricted stock awards. The Company recognizes the stock-based compensation expense over the stock-based awards’ vesting period.

NOTE 8—INCOME TAXES

Income taxes for the three months ended December 31, 2011 and January 1, 2011 were $1.8 million and $0.8 million, respectively. The effective tax rates for the three months ended December 31, 2011 and January 1, 2011 were 9 percent and 3 percent, respectively. The increase in the effective tax rate for the current year period compared to the prior year period was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in its APAC segment due to tax holidays.

As of December 31, 2011, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties recorded for both the three months ended December 31, 2011 and January 1, 2011 was not material.

It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S. and is not undergoing any tax examinations in any of its major foreign jurisdictions. The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any changes to the previously recorded uncertain tax positions.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the quarter ended December 31, 2011, there was no material change in the valuation allowance as compared to the fiscal year ended October 1, 2011. Despite recent losses in the United States tax jurisdiction, the Company’s U.S. operations generated income for the three months ended December 31, 2011. Based on the weight of all the evidence, both positive and negative, it is more likely than not that the Company will be able to utilize its U.S. net deferred tax assets and no valuation allowance is warranted. However, if the Company’s United States operations cannot sustain forecasted profitability, there may be a need to provide a valuation allowance on our net United States deferred tax assets.

NOTE 9—BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

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

Financial information about the Company’s three reportable segments is as follows (in thousands):

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales:
AMER	$320,853	$344,058
APAC	234,706	272,524
EMEA	19,462	20,088
Elimination of inter-segment sales	(45,367)	(70,896)

	$529,654	$565,774

Operating income (loss):
AMER	$23,033	$18,500
APAC	22,957	32,681
EMEA	(890)	(279)
Corporate and other costs	(21,338)	(23,053)

	$23,762	$27,849

Other income (expense)
Interest expense	(4,060)	(2,181)
Interest income	483	293
Miscellaneous	(545)	(141)

Income before income taxes	$19,640	$25,820

	December 31, 2011	October 1, 2011
Total assets:
AMER	$427,608	$451,044
APAC	653,698	631,054
EMEA	72,453	76,365
Corporate	137,930	146,062

	$1,291,689	$1,304,525

The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Juniper Networks, Inc. (“Juniper”)	22%	17%

No other customers accounted for 10 percent or more of net sales in either period.

NOTE 10—GUARANTEES

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

Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2011 and for the three months ended December 31, 2011 (in thousands):

Limited warranty liability, as of October 2, 2010	4,055
Accruals for warranties issued during the period	1,714
Settlements (in cash or in kind) during the period	(316)

Limited warranty liability, as of October 1, 2011	5,453
Accruals for warranties issued during the period	277
Settlements (in cash or in kind) during the period	—

Limited warranty liability, as of December 31, 2011	$5,730

NOTE 11—LITIGATION

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

NOTE 12—CONTINGENCIES

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

NOTE 13—NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not anticipated to have a material impact on our consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include the components of net income, and the second statement would include the components of OCI. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated results of operations, financial position and cash flows.

In May 2011, the FASB issued an amendment regarding common fair value measurement and disclosure requirements in U.S. GAAP and international financial reporting standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. To improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The amendment also provides for additional accounting guidance and disclosures related to fair value measurements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 14—SUBSEQUENT EVENT

On January 18, 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and closed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus. Plexus acquired the inventory and equipment of KDMS for a purchase price of $35.2 million, which has been paid with cash on-hand, and hired substantially all of KDMS’s employees. The purchase price is subject to customary adjustments based on the amount of certain working capital in the acquired operations at closing. In connection with the KDMS acquisition, the Company will determine initial purchase price allocation within the second quarter of fiscal 2012. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. The effects of this transaction will be recorded from and after its January 18, 2012 closing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein and the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011.

Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas (“AMER”), European (“EMEA”) and Asia-Pacific (“APAC”) regions. Customer service is provided to over 130 branded product companies in the Networking/Communications, Medical, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.

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

In response to the evolving markets and to better reflect our customers’ end-markets, we decided to combine our Wireline/Networking and Wireless Infrastructure market sectors and rename them as our Networking/Communications market sector, beginning in the first quarter of fiscal 2012. As a result, we have conformed all prior period market sector presentations to be consistent with our current market sectors.

As a consequence of the Company’s use of a “4-4-5” weekly accounting system, periodically an additional week must be added to the fiscal year to re-align with a fiscal year end at the Saturday closest to September 30. The accounting periods for the three months ended December 31, 2011 and January 1, 2011 each included 91 days.

On January 18, 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and closed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus. Plexus acquired the inventory and equipment of KDMS for a purchase price of $35.2 million, which has been paid with cash on-hand, and hired substantially all of KDMS’s employees. The purchase price is subject to customary adjustments based on the amount of certain working capital in the acquired operations at closing. In connection with the KDMS acquisition, the Company will determine initial purchase price allocation within the second quarter of fiscal 2012. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. The effects of this transaction will be recorded from and after its January 18, 2012 closing date.

RESULTS OF OPERATIONS

Net sales. Net sales for the indicated periods were as follows (dollars in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011	Increase / (Decrease)
Net Sales	$529.7	$565.8	$(36.1)	(6.4)%

For the three months ended December 31, 2011, our net sales decreased 6.4 percent compared to the three months ended January 1, 2011. The net sales decrease reflected reduced end-market demand in the networking/communications sector, as well as the impact from the previously announced disengagement of two significant customers in that sector as a result of acquisitions. The decrease was partially offset primarily by increased net sales to an industrial commercial sector customer. Additionally, net sales to Juniper Networks, Inc. (“Juniper”), our largest customer, increased as a result of improved end-market demand for the mix of Juniper products we produce and new product launches.

Our percentages of net sales by market sector for the indicated periods were as follows:

	Three Months Ended
Market Sector	December 31, 2011	January 1, 2011
Networking/Communications	43%	51%
Medical	22%	21%
Industrial/Commercial	25%	21%
Defense/Security/Aerospace	10%	7%

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended
	December 31,	January 1,
	2011	2011
Juniper	22%	17%
Top 10 customers	63%	56%

The increase in the top ten customers is primarily driven by the ramp of an industrial commercial sector customer and the effect of increased sales to Juniper as a portion of our business. Although we expect the majority of our top 10 customers to grow in fiscal 2012, the Company also expects the above percentages to be lower in full-year fiscal 2012, which is more consistent with prior years, assuming our overall net sales increase.

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

Gross profit. Gross profit and gross margins for the indicated periods were as follows (dollars in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011	Increase / (Decrease)
Gross Profit	$51.7	$54.9	$(3.2)	(5.8)%
Gross Margin	9.8%	9.7%

For the three months ended December 31, 2011, gross profit was impacted by the following factors:

•

decreased revenue levels in the current year period due to lower end-market demand, partially offset by favorable changes in customer mix, which together accounted for approximately $3.5 million of the net decrease in gross profit, and

•	increased fixed expenses in the current year period due to facility expansions and increased depreciation, which accounted for approximately $2.2 million of the net decrease in gross profit,

•	partially offset by favorable outcome of inventory disposition related to a previously announced customer disengagement, which had a $1.5 million positive effect, and

•	$0.8 million of lower variable compensation expense.

Selling and administrative expenses. Selling and administrative expenses (“S&A”) for the indicated periods were as follows (dollars in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011	Increase / (Decrease)
S&A	$27.9	$27.1	$0.8	3.0%
Percent of net sales	5.3%	4.8%

For the three months ended December 31, 2011, the dollar increase in S&A was due primarily to the effect of a non-recurring litigation settlement during the first quarter of fiscal 2011 (see Note 11 in Notes to Condensed Consolidated Financial Statements), increased personnel expense of $0.6 million and increased stock-based compensation expense of approximately $0.3 million, partially offset by lower variable incentive compensation expense of approximately $0.8 million.

Other income (expense). Other income (expense) for the indicated periods was as follows (dollars in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011	Increase / (Decrease)
Other income (expense)	$(4.1)	$(2.0)	$2.1	105.0%

Other income (expense) for the three months ended December 31, 2011 increased $2.1 million to $4.1 million of expense primarily due to increased interest expense related to the $175 million of borrowings under the Note Purchase Agreement the Company entered into during the third quarter of fiscal 2011.

Income taxes. Income taxes for the indicated periods were as follows (dollars in millions):

	Three Months Ended
	December 31, 2011	January 1, 2011
Income tax expense	$1.8	$0.8
Effective tax rate	9%	3%

The change in effective tax rate for the three months ended December 31, 2011, as compared to the three months ended January 1, 2011, was primarily due to a change in mix of forecasted earnings in the jurisdictions in which we operate. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. We currently benefit from reduced taxes in the APAC segment due to tax holidays.

We currently expect the annual effective tax rate for all of fiscal 2012 to be 9 percent.

Net Income. As a result of the above factors, our net income for the three months ended December 31, 2011 decreased by $7.1 million to $17.9 million from the three months ended January 1, 2011. Diluted earnings per share decreased to $0.51 in the current year period from $0.61 in the prior year period. The decrease in diluted earnings per share was primarily due the decrease in net income previously noted, partially offset by the decrease in diluted weighted average shares outstanding as of December 31, 2011 as a result of our share repurchases completed in fiscal 2011.

REPORTABLE SEGMENTS

A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	December 31,	January 1,
	2011	2011
Net sales:
AMER	$320.9	$344.0
APAC	234.7	272.5
EMEA	19.5	20.1
Elimination of inter-segment sales	(45.4)	(70.8)

	$529.7	$565.8

	Three Months Ended
	December 31,	January 1,
	2011	2011
Operating income (loss):
AMER	$23.0	$18.5
APAC	23.0	32.7
EMEA	(0.9)	(0.3)
Corporate and other costs	(21.3)	(23.1)

	$23.8	$27.8

Americas (AMER): Net sales for the three months ended December 31, 2011 decreased $23.1 million, or 6.7 percent, due to lower end-market demand from numerous existing customers, primarily in the networking/communications sector, along with the previously announced disengagement of a networking/communications sector customer. The decrease was partially offset by a significant increase in net sales to an industrial commercial sector customer. Net sales to Juniper also increased compared to the prior year period due to higher end-market demand for the mix of Juniper products we produce and new product launches. Operating income for the current year period increased due to favorable customer mix, specifically, engineering design and services, and the favorable outcome of inventory disposition related to a previously announced customer disengagement, partially offset by the effect of decreased net sales.

Asia Pacific (APAC): Net sales for the three months ended December 31, 2011 decreased $37.8 million, or 13.9 percent, due to lower end-market demand from numerous existing customers, primarily in our networking/communications and industrial/commercial sectors, as well as the previously announced disengagement of a customer in the networking/communications sector. Operating income in the current year period decreased as a result of decreased net sales as well as higher fixed expenses due to expansion in this region.

Europe, Middle East, Africa (EMEA): Net sales for the three months ended December 31, 2011 decreased $0.6 million, or 3.0 percent, due primarily to decreased demand from two existing customer programs in the industrial/commercial sector, partially offset by a new defense/security/aerospace sector customer. Operating loss in the current year period increased $0.6 million as compared to the prior year period due to decreased net sales in our United Kingdom facility, partially offset by revenue growth from our facility in Romania.

For our significant customers, we generally manufacture product in more than one location. For example, net sales to Juniper, our largest customer, occur in the AMER and APAC reportable segments. See Note 9 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash flows provided by operating activities were $29.8 million for the three months ended December 31, 2011. During the three months ended December 31, 2011, cash flows provided by operating activities were primarily the result of earnings net of non-cash effects, decreased accounts receivable and a slight increase to accounts payable, offset in part by decreased accrued liabilities.

The overall decrease in accounts receivable was mainly due to decreased sales compared to the fourth quarter of fiscal 2011, and improved quarterly days sales outstanding in accounts receivable, which were 46 days as of December 31, 2011 compared to the 48 days as of October 1, 2011.

Investing Activities. Cash flows used in investing activities totaled $20.0 million for the three months ended December 31, 2011, and were primarily for additions to property, plant and equipment in the AMER and APAC reportable segments, partially offset by the $2.0 million sale of auction rate securities. The capital expenditures were for new equipment to support customer demand in both segments as well as continued capacity investments in Penang, Malaysia and Xiamen, China.

We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2012 to be approximately $95-100 million of which $22.2 million of expenditures were made during the first quarter of fiscal 2012. A significant portion of the remaining fiscal 2012 capital expenditures is anticipated to be used for the completion of the two facilities mentioned above (Penang, Malaysia and Xiamen, China), and we also anticipate announcing, during the first half of fiscal 2012, the construction of a larger facility in Oradea, Romania to replace leased buildings that served as our start-up solution in lower-cost Europe.

Financing Activities. Cash flows used in financing activities totaled $4.0 million for the three months ended December 31, 2011. Cash flows used in the current year period primarily represented payments on our outstanding term loan described below and payments on capital lease obligations.

During the third quarter of fiscal 2011, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”). We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Note Purchase Agreement includes operational and financial covenants, such as a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Note Purchase Agreement. As of December 31, 2011, we were in compliance with all such covenants. Origination fees and expenses associated with the private placement totaled approximately $0.9 million and have been deferred. These origination fees and expenses are being amortized over the seven-year term of the Notes. Semi-annual interest payments began on June 15, 2011 and end on June 15, 2018 with full repayment of the total principal of the Notes.

On April 4, 2008, we entered into our credit agreement (the “Credit Facility”) with a group of banks which allows us to borrow $150 million in term loans and $100 million in revolving loans. The $150 million in term loans was immediately funded and the $100 million revolving credit facility is currently available. The Credit Facility is unsecured and may be increased by an additional $100 million to a total of $200 million (the “accordion feature”). This is possible if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013. Borrowings under the Credit Facility may be either through term loans or revolving or swing loans or letter of credit obligations. As of December 31, 2011, we had term loan borrowings of $93.8 million outstanding and no revolving borrowings under the Credit Facility.

The Credit Facility contains certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of December 31, 2011, we were in compliance with all debt covenants. If we incur an event of default, as defined in the Credit Facility (including any failure to comply with a financial covenant), the group of banks has the right to terminate the Credit Facility and all other obligations, and demand immediate repayment of all outstanding sums (principal and accrued interest). The interest rate on the borrowing varies depending upon our then-current total leverage ratio; as of December 31, 2011, the Company could elect to pay interest at a defined base rate or the LIBOR rate plus 1.50%. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00%. We are also required to pay an annual commitment fee on the unused credit commitment based on our leverage ratio; the current fee is 0.375%. Unless the accordion feature is exercised, this fee applies only to the initial $100 million of availability (excluding the $150 million of term borrowings). Origination fees and expenses associated with the Credit Facility totaled approximately $1.3 million and have been deferred. These origination fees and expenses are being amortized over the five-year term of the Credit Facility. Quarterly principal repayments on the term loan of $3.75 million each began June 30, 2008, and end on April 4, 2013, with a final balloon repayment of $75.0 million.

The Credit Facility and Note Purchase Agreement allow for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases.

Additionally, the Company enters interest rate swaps and foreign currency derivatives to hedge against variable cash flows. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. See Note 5 in Notes to Condensed Consolidated Financial Statements for further details.

Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. Further, $100 million of committed credit is currently available under the Credit Facility, with another $100 million available in an “accordion” facility, which is contingent upon compliance with the Credit Agreement and lender approval. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current instability of the credit and financial markets, we cannot be certain that we will be able to make any such arrangements on acceptable terms.

We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, the company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in our 2011 annual report on Form 10-K. During the first quarter of fiscal 2012, there were no material changes to these policies.

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

“SAFE HARBOR” CAUTIONARY STATEMENT:

The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including, but not limited to:

•	the risk that the Kontron agreement does not result in the revenues or margins anticipated by us

•	the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs

•	the poor visibility of future orders, particularly in view of current economic conditions

•	the economic performance of the industries, sectors and customers we serve

•	the effects of the volume of revenue from certain sectors or programs on our margins in particular periods, as well as varying margins across different programs

•	our ability to secure new customers, maintain our current customer base and deliver product on a timely basis

•	the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected

•

the risk that new or recent customers, programs and/or program wins may not result in the expected revenue or profitability, including as a result of customer demand, delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing

•

the effects of a constrained supply environment, which has led and may lead to periods of shortages and delays in obtaining components, or result in our inability to secure raw materials required to complete product assemblies

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

•	the challenges associated with managing information systems

•	the potential loss of key personnel or other personnel disruptions

•	the impact of increased competition, and

•	other risks detailed in the Company’s Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.

Foreign Currency Risk

We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. Beginning in July 2009, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in our APAC reportable segment and, beginning in July 2011, we entered into forward contracts to hedge a portion of our foreign currency denominated transactions in Mexico, as described in Note 5 to Notes to Condensed Consolidated Financial Statements. Our international operations create potential foreign exchange risk.

Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Net Sales	4%	5%
Total Costs	13%	13%

The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 31, 2011, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.

Interest Rate Risk

We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $93.8 million in term loans, as described in Note 5 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.

The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.

Our only material interest rate risk is associated with our Credit Facility under which we borrowed $150 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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

Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2012, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended October 1, 2011.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp. Registrant

2/2/12	/s/ Dean A. Foate
Date	Dean A. Foate
President and Chief Executive Officer

2/2/12	/s/ Ginger M. Jones
Date	Ginger M. Jones
Senior Vice President and Chief Financial Officer