Form 10-Q
period 2012-03-31
PLEXUS CORP
filed 2012-05-03
CIK 785786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012, there were 34,980,198 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

Unaudited

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$573,470	$568,145	$1,103,124	$1,133,919
Cost of sales	518,846	512,675	996,848	1,023,539

Gross profit	54,624	55,470	106,276	110,380
Selling and administrative expenses	28,856	29,060	56,746	56,121

Operating income	25,768	26,410	49,530	54,259
Other income (expense):
Interest expense	(4,020)	(2,082)	(8,080)	(4,263)
Interest income	415	273	898	566
Miscellaneous	228	(16)	(317)	(157)

Income before income taxes	22,391	24,585	42,031	50,405
Income tax expense	2,433	725	4,203	1,512

Net income	$19,958	$23,860	$37,828	$48,893

Earnings per share:
Basic	$0.57	$0.60	$1.09	$1.22

Diluted	$0.56	$0.59	$1.07	$1.19

Weighted average shares outstanding:
Basic	34,874	39,927	34,737	40,197

Diluted	35,658	40,659	35,431	40,934

Comprehensive income:
Net income	$19,958	$23,860	$37,828	$48,893
Derivative instrument fair market value adjustment—net of income tax	2,065	2,259	3,659	2,447
Foreign currency translation adjustments	342	1,552	1,177	2,370

Comprehensive income	$22,365	$27,671	$42,664	$53,710

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

Unaudited

	March 31, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$257,754	$242,107
Accounts receivable, net of allowances of $2,275 and $3,256, respectively	295,230	284,019
Inventories	492,347	455,836
Deferred income taxes	16,438	15,750
Prepaid expenses and other	15,368	10,858

Total current assets	1,077,137	1,008,570
Property, plant and equipment, net	253,826	247,816
Deferred income taxes	10,656	12,470
Other	37,728	35,669

Total assets	$1,379,347	$1,304,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,518	$17,350
Accounts payable	350,293	307,152
Customer deposits	33,805	30,739
Accrued liabilities:
Salaries and wages	35,164	42,101
Other	46,903	57,335

Total current liabilities	483,683	454,677
Long-term debt and capital lease obligations, net of current portion	261,542	270,292
Other liabilities	18,826	20,674

Total non-current liabilities	280,368	290,966
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,731 and 48,298 shares issued, respectively, and 34,977 and 34,544 shares outstanding, respectively	487	483
Additional paid-in capital	429,302	415,556
Common stock held in treasury, at cost, 13,754 shares for both periods	(400,110)	(400,110)
Retained earnings	572,652	534,824
Accumulated other comprehensive income	12,965	8,129

Total shareholders’ equity	615,296	558,882

Total liabilities and shareholders’ equity	$1,379,347	$1,304,525

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Unaudited

	Six Months Ended
	March 31,	April 2,
	2012	2011
Cash flows from operating activities
Net income	$37,828	$48,893
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	24,375	22,545
Amortization of intangibles	346	—
Gain on sale of property, plant and equipment	(114)	(7)
Deferred income taxes	1,598	360
Stock based compensation expense	6,384	5,490
Changes in operating assets and liabilities:
Accounts receivable	(10,583)	32,660
Inventories	(10,046)	(5,819)
Prepaid expenses and other	(4,471)	(7,847)
Accounts payable	49,637	(36,205)
Customer deposits	2,953	2,088
Accrued liabilities and other	(15,951)	(13,801)

Cash flows provided by operating activities	81,956	48,357

Cash flows from investing activities
Payments for property, plant and equipment	(32,900)	(24,959)
Proceeds from sales of property, plant and equipment	502	738
Sale of long-term investments	2,000	—
Payments for business acquisition, net of cash acquired	(35,246)	—

Cash flows used in investing activities	(65,644)	(24,221)

Cash flows from financing activities
Payments on debt and capital lease obligations	(8,630)	(8,892)
Purchases of common stock	—	(83,421)
Proceeds from exercise of stock options	5,648	2,315
Income tax benefit of stock option exercises	1,718	535

Cash flows used in financing activities	(1,264)	(89,463)

Effect of exchange rate changes on cash and cash equivalents	599	464

Net increase (decrease) in cash and cash equivalents	15,647	(64,863)
Cash and cash equivalents:
Beginning of period	242,107	188,244

End of period	$257,754	$123,381

See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

Unaudited

NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of March 31, 2012 and October 1, 2011, and the results of operations for the three and six months ended March 31, 2012 and April 2, 2011, and the cash flows for the same six month periods.

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

The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 10 for further details on reportable segments.

Revision of prior period financial statements

During the second quarter of 2012, the Company revised its previously issued financial statements as a result of a correction to classification of upfront payments made for land use rights in certain foreign countries. See Note 16, “Revision of Prior Period Financial Statements” for further discussion of these revisions.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $267.6 million and $274.3 million as of March 31, 2012 and October 1, 2011, respectively. The carrying value of the Company’s long-term debt was $265.0 million and $272.5 million as of March 31, 2012 and October 1, 2011, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy as described below. Refer to Note 6 for further details on derivatives.

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

NOTE 2—BUSINESS COMBINATION

In the second quarter of fiscal 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron will transition all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for a purchase price of $35.2 million, which has been paid with cash on-hand, and hired substantially all of KDMS’s employees. No real estate was included in this transaction. This transaction has been accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset related to a customer relationship was recorded within other non-current assets in the Company’s accompanying Condensed Consolidated Balance Sheets as a result of the arrangement and will be amortized on a straight-line basis over a two year period. The purchase price is subject to customary adjustments based on the amount of certain working capital in the acquired operations at closing. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. The effects of this transaction are being recorded from and after its January 18, 2012 closing date. The purchase price allocation may be subsequently adjusted to reflect final valuations of the fair value of assets acquired. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	March 31, 2012	October 1, 2011
Raw materials	$356,747	$337,136
Work-in-process	52,034	46,330
Finished goods	83,566	72,370

	$492,347	$455,836

Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and October 1, 2011 was $32.1 million and $29.8 million, respectively.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following categories (in thousands):

	March 31, 2012	October 1, 2011
Land, buildings and improvements	$153,824	$143,254
Machinery and equipment	294,746	278,807
Computer hardware and software	87,244	83,373
Construction in progress	36,331	40,553

	572,145	545,987
Less: accumulated depreciation	318,319	298,171

	$253,826	$247,816

Note certain fiscal 2011 amounts have been revised as described in Note 16.

NOTE 5—DEBT

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

During the first and second quarters of fiscal 2012, the Company repaid $3.75 million each quarter of term loans outstanding on its Credit Facility. As of March 31, 2012, the Company has term loan borrowings of $90.0 million outstanding and no revolving borrowings under the Credit Facility.

During the first and second quarters of fiscal 2011, the Company repaid $3.75 million each quarter of term loans outstanding on its Credit Facility. As of April 2, 2011, the Company had term loan borrowings of $105.0 million outstanding and no revolving borrowings under the Credit Facility.

On April 21, 2011, the Company entered into a Note Purchase Agreement with certain institutional investors related to $175 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. The Company has $175 million principal of Notes outstanding as of March 31, 2012.

NOTE 6—DERIVATIVES AND FAIR VALUE MEASUREMENTS

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

The Company’s Mexican operations are parties to forward exchange contracts with a total notional value of $1.8 million as of March 31, 2012. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.1 million liability as of March 31, 2012 and a $1.0 million liability as of October 1, 2011.

During the second quarter of fiscal 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of the Company’s fourth facility in Malaysia; all contracts were settled as of the end of the first quarter of fiscal 2012. The total fair value of these forward contracts was a $0.1 million liability as of October 1, 2011.

The Company’s Malaysian operations have also entered into forward exchange contracts on a rolling basis with a total notional value of $49.5 million as of March 31, 2012. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.3 million asset as of March 31, 2012 and a $1.5 million liability as of October 1, 2011.

During the fiscal second quarter of 2011, the Company entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then-forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. The two contracts had a combined notional amount of $150 million and the fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively. On April 4, 2011, the Company entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

In June 2008, the Company entered into three interest rate swap contracts related to the $150 million in term loans under the Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were entered into to convert $150 million of the variable rate term loan under the Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $3.4 million liability as of March 31, 2012 and a $5.2 million liability as of October 1, 2011. As of March 31, 2012, the total remaining combined notional amount of the Company’s three interest rate swaps was $90.0 million.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 31, 2012	October 1, 2011		March 31, 2012	October 1, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$3,406	$3,493
Interest rate swaps		$—	$—	Other liabilities	$—	$1,746
Forward contracts	Prepaid expenses and other	$307	$—	Current liabilities –Other	$136	$2,544

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Interest rate swaps	$(189)	$14	Interest income (expense)	$(903)	$(1,097)	Other income (expense)	$—	$—
Forward contracts	$1,772	$1,051	Selling and administrative expenses	$63	$884	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$1,412	Interest income (expense)	$81	$—	Other income (expense)	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Interest rate swaps	$15	$256	Interest income (expense)	$(1,818)	$(2,221)	Other income (expense)	$—	$—
Forward contracts	$2,392	$1,413	Selling and administrative expenses	$(304)	$1,895	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$1,412	Interest income (expense)	$160	$—	Other income (expense)	$—	$—

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of March 31, 2012, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(3,406)	$—	$(3,406)
Foreign currency forward contracts	$—	$171	$—	$171

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

NOTE 7—EARNINGS PER SHARE

The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Basic and Diluted Earnings Per Share:
Net income	$19,958	$23,860	$37,828	$48,893

Basic weighted average common shares outstanding	34,874	39,927	34,737	40,197
Dilutive effect of share-based awards outstanding	784	732	694	737

Diluted weighted average shares outstanding	35,658	40,659	35,431	40,934

Earnings per share:
Basic	$0.57	$0.60	$1.09	$1.22

Diluted	$0.56	$0.59	$1.07	$1.19

For the three and six months ended March 31, 2012, stock options and stock-settled stock appreciation rights for approximately 1.0 million and 1.2 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive. For the three and six months ended March 31, 2012, restricted stock units (“RSUs”) of approximately 22,000 and 94,000 units, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and six months ended April 2, 2011, stock options and stock-settled stock appreciation rights for approximately 1.3 million and 1.2 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the common shares and, therefore, their effect would be anti-dilutive. For three and six month periods ended April 2, 2011 none of the RSUs outstanding had an anti-dilutive effect.

NOTE 8—STOCK-BASED COMPENSATION

The Company recognized $3.7 million and $6.4 million of compensation expense associated with stock-based awards for the three and six months ended March 31, 2012, respectively, and $3.1 million and $5.5 million for the three and six months ended April 2, 2011, respectively.

The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value RSUs and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.

NOTE 9—INCOME TAXES

Income tax expense for the three and six months ended March 31, 2012 was $2.4 million and $4.2 million, respectively. The effective tax rates for both the three and six months ended March 31, 2012 were 11 and 10 percent, respectively. As demonstrated in recent quarters, the Company’s tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in the APAC segment due to tax holidays in Penang, Malaysia and Xiamen, China.

Income tax expense for the three and six months ended April 2, 2011 was $0.7 million and $1.5 million, respectively. The effective tax rates for both the three and six months ended April 2, 2011 were 3 percent.

As of March 31, 2012, there was no material change in the amounts recorded for uncertain tax positions as compared to the fiscal 2011 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and six months ended March 31, 2012 and April 2, 2011 was not material.

It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S. for fiscal years 2009 and 2010 and is not undergoing any tax examinations in any of its major foreign jurisdictions. The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of the effects of any changes to the previously recorded uncertain tax positions.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the quarter ended March 31, 2012, there was no material change in the valuation allowance as compared to the fiscal year ended October 1, 2011. Despite losses in fiscal years 2009-2011 in the U.S. tax jurisdiction, the Company’s U.S. operations generated income for the three and six months ended March 31, 2012. Based on the weight of all the evidence, both positive and negative, it is more likely than not that the Company will be able to utilize its U.S. net deferred tax assets and no valuation allowance is warranted. However, if the Company’s U.S. operations cannot sustain forecasted profitability, there may be a need to provide a valuation allowance on the Company’s net U.S. deferred tax assets.

NOTE 10—BUSINESS SEGMENT AND MAJOR CUSTOMER INFORMATION

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

Information about the Company’s three reportable segments for the three and six months ended March 31, 2012 and April 2, 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
AMER	$331,706	$332,389	$652,559	$676,447
APAC	261,557	265,859	496,263	538,383
EMEA	27,809	24,307	47,271	44,395
Elimination of inter-segment sales	(47,602)	(54,410)	(92,969)	(125,306)

	$573,470	$568,145	$1,103,124	$1,133,919

Operating income (loss):
AMER	$26,234	$18,999	$49,267	$37,499
APAC	21,837	29,581	44,794	62,262
EMEA	290	73	(600)	(206)
Corporate and other costs	(22,593)	(22,243)	(43,931)	(45,296)

	$25,768	$26,410	$49,530	$54,259

Other income (expense)
Interest expense	(4,020)	(2,082)	(8,080)	(4,263)
Interest income	415	273	898	566
Miscellaneous	228	(16)	(317)	(157)

Income before income taxes	$22,391	$24,585	$42,031	$50,405

	March 31, 2012	October 1, 2011
Total assets:
AMER	$417,992	$451,044
APAC	714,179	631,054
EMEA	80,415	76,365
Corporate	166,761	146,062

	$1,379,347	$1,304,525

The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Juniper Networks, Inc. (“Juniper”)	14%	16%	18%	17%
The Coca-Cola Company (“Coca-Cola”)	12%	*	10%	*

*	Represents less than 10 percent of total net sales in the indicated periods.

No other customers accounted for 10 percent or more of net sales in either period.

NOTE 11—GUARANTEES

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

Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2011 and for the six months ended March 31, 2012 (in thousands):

Limited warranty liability, as of October 2, 2010	$4,055
Accruals for warranties issued during the period	1,714
Settlements (in cash or in kind) during the period	(316)

Limited warranty liability, as of October 1, 2011	5,453
Accruals for warranties issued during the period	50
Settlements (in cash or in kind) during the period	(425)

Limited warranty liability, as of March 31, 2012	$5,078

NOTE 12—LITIGATION

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

NOTE 13—CONTINGENCIES

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011, and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company’s consolidated financial position, results of operations or cash flows.

NOTE 14—SHAREHOLDERS’ EQUITY

During the three and six months ended April 2, 2011, the Company had repurchased 2.7 million shares for approximately $83.4 million, at an average price of $30.57 per share.

During the three and six months ended March 31, 2012, no share repurchases were completed by the Company.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include the components of net income, and the second statement would include the components of OCI. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

NOTE 16—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In the second quarter of fiscal 2012, the Company identified prior period errors in its consolidated financial statements related to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows classification of upfront payments made for land use rights. Specifically, the Company had historically accounted for the upfront payments for the land use rights as capital leases within property, plant and equipment and as investing activities in the Consolidated Statements of Cash Flows. The Company has determined that the upfront payments made for land use rights should have been reflected as an operating lease within other long-term assets on the Consolidated Balance Sheets and as operating activities within the Consolidated Statements of Cash Flows. There was no impact of the error corrections on the Consolidated Statements of Operations. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods. The impact of these corrections to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing affected financial information. The impact of these revisions on the financial statements included in the Company’s 2011 Annual Report on Form 10-K and previously filed 2012 and 2011 Form 10-Q’s is described below. In addition, footnotes impacted by the above error will also be revised in future filings.

Revisions to the Consolidated Balance Sheets reflect a decrease in property, plant and equipment and an increase to other long-term assets in the amounts of $17.6 million, $17.7 million, and $14.8 million as of December 31, 2011, October 1, 2011, and October 2, 2010, respectively.

During the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011, the Company made upfront payments for land use rights in the amount of $9.6 million and $3.2 million, respectively. These payments were classified as capital expenditures within investing activities in the consolidated Statements of Cash Flows for fiscal 2010 and 2011 and each quarterly period in fiscal 2011, respectively. The classification of these payments has been corrected to properly reflect these amounts as operating cash outflows rather than investing cash outflows in the financial information included herein and will be corrected in the relevant periods in future filings. There will also be inconsequential revisions to depreciation and change in prepaid expense and other within the operating activities section of the Consolidated Statements of Cash Flows in future filings. The revised totals for operating cash flows and investing cash flows are $158.5 million and $(68.7) million for fiscal 2011, $(7.6) million and $(64.8) million for fiscal 2010, and $(24.3) million and $(10.0) million, $48.4 million and $(24.2) million, and $64.0 million and $(42.1) million during the three, six, and nine months ended for fiscal 2011, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“SAFE HARBOR” CAUTIONARY STATEMENT:

The statements contained in this Form 10-Q that are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including, but not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods, as well as varying margins across different programs; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected; the risk that new or recent customers, programs and/or program wins may not result in the expected revenue or profitability, including as a result of customer demand, delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements and the lack of a track record of order volume and timing; the risk that the Kontron agreement does not result in the revenues or margins anticipated by us; the effects of a constrained supply environment, which has led and may lead to periods of shortages and delays in obtaining components, or result in our inability to secure raw materials required to complete product assemblies; raw materials and component cost fluctuations; the risks of concentration of work for certain customers and in a limited number of market sectors; our ability to successfully manage a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory and other requirements; the risks of operating as a multinational corporation, including adverse local developments and currency risks; the fact that customer orders may not lead to long-term relationships; the risks associated with excess and obsolete inventory, including failures by customers to meet their related obligations; the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, including our planned expansion in Oradea, Romania and our other recent, planned and potential future expansions; the effects of increasingly extensive government regulation and third party certification requirements, and changes in tax laws; the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection; possible unexpected costs and operating disruptions in transitioning programs; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, terrorism, and war in the Middle East); the challenges associated with managing information systems; the potential loss of key personnel or other personnel disruptions; the impact of increased competition, and other risks detailed in the Company’s Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011).

OVERVIEW

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein and the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011 and our “Safe Harbor” Cautionary Statement included above.

Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” “we” or “our”) deliver optimized Product Realization solutions in the Electronic Manufacturing Services (“EMS”) industry through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions. Customer service is provided to over 130 branded product companies in the Networking/Communications, Medical, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-driven manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.

We provide most of our contract manufacturing services on a turnkey basis, procuring some or all of the materials required for product assembly. We also provide some services on a consignment basis. In these cases, the customers supply the necessary materials, and we provide the labor and other services required for product assembly. Turnkey services require material procurement and warehousing, in addition to manufacturing, and involve greater resource investments than consignment services. Other than certain test equipment and software used for internal operations, we do not design or manufacture our own proprietary products.

As discussed in Results of Operations below, we are substantially dependent on our largest customers. Our revenue from these customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Because customers’ forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions, they may, at any time, materially change the type and volume of manufacturing services required. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.

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

RESULTS OF OPERATIONS

Consolidated Performance Summary

The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Net sales	$573.5	$568.1	$1,103.1	$1,133.9
Gross profit	54.6	55.5	106.3	110.4
Gross margin	9.5%	9.8%	9.6%	9.7%
Operating income	25.8	26.4	49.5	54.3
Operating margin	4.5%	4.6%	4.5%	4.8%
Net income	20.0	23.9	37.8	48.9
Earnings per share (diluted)	$0.56	$0.59	$1.07	$1.19
Return on invested capital			14.4%	16.8%

Net sales. For the three months ended March 31, 2012, our net sales increase of 1.0 percent over the prior year period was the result of higher net sales in the industrial/commercial and defense/security/aerospace market sectors. The overall sales increase is due to the ramp of The Coca-Cola Company (“Coca-Cola”), incremental revenue from the previously announced Kontron strategic arrangement (the “Kontron arrangement”), improved end-market demand from existing customers, and the addition of new customers in the industrial/commercial and defense/security/aerospace market sectors. These increases in net sales were partially offset by decreased sales in the networking/communications market sector due to lower end-market demand, the prior year disengagement of a customer in that sector as a result of acquisition, and a decrease in sales in the medical sector primarily as a result of a completed program. Net sales to our largest customer, Juniper Networks, Inc. (“Juniper”) decreased as a result of lower end-market demand for the mix of Juniper products we produce.

For the six months ended March 31, 2012, our net sales decrease of 2.7 percent as compared to the prior year was the result of lower end-market demand in the networking/communications and medical market sectors along with two prior year customer disengagements from the networking/communications market sector as a result of acquisition. These decreases were partially offset by the net sales increases described above.

Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Industry	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Networking/Communications	$209.8	$266.7	$439.5	$558.0
Industrial/Commercial	189.0	123.2	324.3	241.2
Medical	114.9	128.0	228.9	243.4
Defense/Security/Aerospace	59.8	50.2	110.4	91.3

	$573.5	$568.1	$1,103.1	$1,133.9

Networking/Communications. Net sales for the networking/communications sector decreased $56.9 million for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The decline in the sector was a result of the impact from the prior year disengagement of a significant customer as a result of acquisition, end-market trends reflecting global economic uncertainty and a decrease in net sales to Juniper as described above.

Net sales for the networking/communications sector decreased $118.5 million for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The decline in the sector was a result of the same factors noted above for the three-month period along with the impact of one other prior year customer disengagement as a result of acquisition.

Industrial/Commercial. Net sales for the industrial/commercial sector increased $65.8 million for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The increase was primarily attributable to the ramp of Coca-Cola, incremental revenue related to the Kontron arrangement, and the addition of a new customer in this market sector.

Net sales for the industrial/commercial sector increased $83.1 million for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The increase in the sector was a result of the same factors noted above for the three-month period.

Medical. Net sales for the medical sector decreased $13.1 million for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The decrease was primarily due to the completion of a significant engineering design and services program with a customer.

Net sales for the medical sector decreased $14.5 million for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The decrease was due to slightly lower overall end-market demand in the sector.

Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $9.6 million for the three months ended March 31, 2012 compared to the three months ended April 2, 2011. The increase was primarily due to new program ramps with an existing customer and a program ramp for a new customer.

Net sales for the defense/security/aerospace sector increased $19.1 million for the six months ended March 31, 2012 compared to the six months ended April 2, 2011. The increase in the sector was a result of the same factors noted above for the three-month period.

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Juniper	14%	16%	18%	17%
Coca-Cola	12%	*	10%	*
Top 10 customers	63%	53%	63%	54%

*	Represents less than 10 percent of total net sales in the indicated periods.

No other customers accounted for 10 percent or more of net sales in either period.

The increase in the top ten customers is primarily driven by the ramp of Coca-Cola partially offset by the effect of decreased sales to Juniper as a portion of our business. Although we expect the majority of our top 10 customers to grow in fiscal 2012, we also anticipate that the percentage of our overall sales to these customers will be lower in full-year fiscal 2012 and more consistent with prior years, assuming our overall net sales increase. Because the majority of our net sales come from a relatively small number of customers and a limited number of market sectors, if we lose any of these customers or if there are issues in those market sectors, our net sales and operating results could decline significantly.

Gross profit. For the three months ended March 31, 2012, gross profit decreased $0.9 million compared to the three months ended April 2, 2011 primarily due to unfavorable changes in customer mix partly due to the ramp of new programs that are inherently less profitable in their early stages, increased fixed costs related to increased capacity investments, and transition costs for the Kontron arrangement. As a result of the decrease in gross profit and slight increase in net sales for the three months ended March 31, 2012 compared to the prior year period, gross margin declined to 9.5 percent compared to 9.8 percent.

For the six months ended March 31, 2012, gross profit decreased $4.1 million compared to the six months ended April 2, 2011 primarily due to decreased net sales, increased costs related to increased capacity investments, and transition costs for the Kontron arrangement. These decreases were partially offset by approximately $0.9 million of lower variable compensation expense and a favorable outcome of inventory disposition related to a prior year customer disengagement, which had a $1.5 million positive effect. As a result of the decrease in gross profit and net sales for the six months ended March 31, 2012 compared to the prior year period, gross margin declined to 9.6 percent compared to 9.7 percent.

Operating income. For the three months ended March 31, 2012, operating income decreased $0.6 million compared to the three months ended April 2, 2011. The operating income decrease reflected the $0.9 million decline in gross profit described above, partially offset by a $0.3 million decrease in selling and administrative expenses (“S&A”). As a result of the factors discussed above for the three months ended March 31, 2012 compared to the prior year period, operating margin declined to 4.5 percent compared to 4.6 percent.

For the six months ended March 31, 2012, operating income decreased $4.8 million compared to the six months ended April 2, 2011. The operating income decrease reflected a $4.1 million decline in gross profit described above, and a $0.7 million increase in S&A. The dollar increase in S&A as compared to the prior year was due primarily to the effect of a favorable non-recurring litigation settlement during the first quarter of fiscal 2011 (see Note 12 in Notes to Condensed Consolidated Financial Statements), increased personnel expense of $0.8 million and increased stock-based compensation expense of approximately $0.8 million, partially offset by a $1.2 million decrease in lower variable compensation expense. As a result of the factors discussed above for the six months ended March 31, 2012 compared to the prior year period, operating margin declined to 4.5 percent compared to 4.8 percent.

Other income (expense). Other income (expense) increased to $3.4 million and $7.5 million of expense for the three and six months ended March 31, 2012, respectively, from $1.8 million and $3.9 million of expense, respectively, in the prior year periods. The increases in expense were primarily due to increased interest expense related to the $175 million of borrowings under the Note Purchase Agreement that the Company entered into during the third quarter of fiscal 2011.

Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Effective annual tax rate	11%	3%	10%	3%

Income tax expense increased to $2.4 million and $4.2 million as a result of the increase in our effective tax rate for the three and six months ended March 31, 2012, as compared to the three and six months ended April 2, 2011. These rates primarily vary from the U.S. statutory rate of 35 percent as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia, where a significant portion of our earnings are derived from. The effective tax rate for both the three and six months ended March 31, 2012 is higher than the effective rate for the three and six months ended April 2, 2011 primarily as a result of increased profitability in the U.S. tax jurisdiction. Our effective tax rate could fluctuate in the future depending on the geographic distribution of our worldwide earnings.

We increased the estimated annual effective tax rate for all of fiscal 2012 to 10 percent primarily due to geographical shift in income as described above.

Net income. Primarily as a result of lower gross margins and increases in other and income tax expense, net income for the three months ended March 31, 2012 decreased by $3.9 million, or 16.3 percent, to $20.0 million from the three months ended April 2, 2011, and net income for the six months ended March 31, 2012 decreased by $11.1 million, or 22.7 percent, to $37.8 million from the six months ended April 2, 2011.

Diluted earnings per share. Diluted earnings per share decreased to $0.56 and $1.07 for the three and six months ended March 31, 2012, respectively, from $0.59 and $1.19, respectively, in the prior year periods. The decreases in diluted earnings per share were primarily due to the decreases in net income previously noted, partially offset by the effect of a decrease in diluted weighted average shares outstanding as of March 31, 2012 as a result of our share repurchases completed in fiscal 2011.

Return on Invested Capital (“ROIC”). We use a 5-10-5 financial model which is aligned with our business strategy, and includes a goal of an ROIC of 500 basis points over our weighted average cost of capital (“WACC”), a 10 percent gross margin target and a 5 percent operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 15 percent.

We review our internal calculation of WACC annually, and our estimated WACC is 12.5% for fiscal 2012. By exercising discipline to generate an ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.4 percent and 16.8 percent for six months ended March 31, 2012 and April 2, 2011, respectively. This decrease was due to lower annualized operating income and an increase in the effective tax rate.

We define ROIC as tax-effected annualized operating income divided by average invested capital over a rolling three-quarter period for the second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents and short-term investments. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Non-GAAP financial measures, including ROIC, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide ROIC because we believe it offers insight into the metrics that are driving management decisions. We view ROIC as an important measure in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use ROIC as a performance criteria in determining certain elements of compensation.

For a reconciliation of ROIC to our financial statements that were prepared using GAAP, see exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

REPORTABLE SEGMENTS

A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
AMER	$331.7	$332.4	$652.6	$676.4
APAC	261.6	265.8	496.3	538.4
EMEA	27.8	24.3	47.3	44.4
Elimination of inter-segment sales	(47.6)	(54.4)	(93.1)	(125.3)

	$573.5	$568.1	$1,103.1	$1,133.9

Operating income (loss):
AMER	$26.2	$19.0	$49.3	$37.5
APAC	21.8	29.6	44.8	62.3
EMEA	0.3	0.1	(0.6)	(0.2)
Corporate and other costs	(22.5)	(22.3)	(44.0)	(45.3)

	$25.8	$26.4	$49.5	$54.3

Americas (AMER): Net sales for the three months ended March 31, 2012 decreased $0.7 million, or 0.2 percent, due to the completion of a significant engineering design and services program with a medical market sector customer and lower end-market demand from several customers primarily in the networking/communications sector, partially offset by the ramp of Coca-Cola and a new customer in the industrial/commercial market sector. Net sales to Juniper decreased compared to the prior year period due to lower end-market demand for the mix of Juniper products we produce. Operating income for the current year period increased as a result of favorable changes in customer mix.

Net sales for the six months ended March 31, 2012 decreased $23.8 million, or 3.5 percent, due to a prior year customer disengagement as a result of an acquisition, lower end-market demand from existing customers primarily in the networking/communications and medical market sectors, partially offset by the ramp of Coca-Cola and a new customer in the industrial/commercial market sector. Net sales to Juniper increased compared to the prior year period due to new product launches in the first quarter of fiscal 2012. Despite the sales reduction, operating income for the current year period increased due to favorable customer mix and the favorable outcome of an inventory disposition related to a prior year customer disengagement, which had a $1.5 million positive effect.

Asia Pacific (APAC): Net sales for the three months ended March 31, 2012 decreased $4.2 million, or 1.6 percent, primarily due to lower end-market demand from existing customers, primarily in our networking/communications and industrial/commercial sectors, as well as the prior year disengagement of a customer in the networking/communications sector. This decrease was partially offset by incremental revenue from the Kontron arrangement and increased net sales to a defense/security/aerospace market sector customer. Net sales to Juniper decreased as a result of lower end-market demand for the mix of Juniper products we produce. Operating income in the current year period decreased due to increased fixed expenses as a result of continued capacity investments, as well as unfavorable changes in customer mix and transition costs for the Kontron arrangement.

Net sales for the six months ended March 31, 2012 decreased $42.1 million, or 7.8 percent, primarily as a result of the same factors noted above for the three-month period. Operating income in the current year period decreased as a result of the net sales decline, higher fixed expenses related to continued capacity investment, and transition costs for the Kontron arrangement.

Europe, Middle East, Africa (EMEA): Net sales for the three months ended March 31, 2012 increased $3.5 million, or 14.4 percent, due primarily to three new customers in the industrial/commercial, defense/aerospace/security and medical market sectors, partially offset by decreased net sales to an industrial/commercial market sector customer. Operating income in the current year period increased $0.2 million as compared to the prior year period due to continued growth from our Romania facility, partially offset by decreased net sales from our United Kingdom facility.

Net sales for the six months ended March 31, 2012 increased $2.9 million, or 6.5 percent, due primarily to the same factors noted above for the three-month period. Operating loss in the current year period increased $0.4 million as compared to the prior year period due to a net sales decrease from our UK facility, partially offset by continued growth from our Romania facility.

For our significant customers, we generally manufacture product in more than one location. For example, net sales to Juniper, our largest customer, occur in the AMER and APAC segments. See Note 10 in Notes to Condensed Consolidated Financial Statements for certain financial information regarding our reportable segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $257.8 million at March 31, 2012 compared to $242.1 million at October 1, 2011. The increase in the balance of our cash and cash equivalents compared to fiscal 2011 was due primarily to cash generated from operations, partially offset by cash used for the Kontron arrangement, capital expenditures and payments on debt.

As of March 31, 2012, approximately 60 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.

Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Six Months Ended
	March 31,	April 2,
	2012	2011
Cash provided by operating activities	$82.0	$48.4
Cash used in investing activities	(65.6)	(24.2)
Cash used in financing activities	(1.3)	(89.5)

Operating Activities. Cash flows provided by operating activities were $82.0 million for the six months ended March 31, 2012, as compared to cash flows provided by operating activities of $48.4 million for the six months ended April 2, 2011. Cash flows provided by operating activities increased primarily due to overall favorable working capital changes, partially offset by lower net income.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 31,	April 2,
	2012	2011
Days in accounts receivable	47	45
Days in inventory	87	89
Days in accounts payable	62	58
Days in cash deposits	6	5

Annualized cash cycle	66	71

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.

Days in accounts receivable for the three months ended March 31, 2012 increased by two days compared to the period ended April 2, 2011 primarily due to the timing of revenue during the quarter, as shipments were more concentrated towards the end of the quarter as compared to the same quarter in the prior year, and negotiated accelerated payments from certain customers received in the prior year. This increase was partially offset by favorable changes in customer terms for a significant customer.

Days in inventory during the three months ended March 31, 2012 decreased by two days, compared to the period ended April 2, 2011 due to our efforts to actively manage inventory levels down with the assistance of our customers, while continuing to meet our customers’ needs for flexibility and agility.

During the three months ended March 31, 2012, days in accounts payable increased by four days compared to the period ended April 2, 2011. The increase was primarily due to the timing of supplier payments and the result of purchases late in the quarter to support higher expected revenue in the third quarter of fiscal 2012.

During the three months ended March 31, 2012, days in cash deposits increased one day compared to the three months ended April 2, 2011. The slight increase in days is due to our continued efforts to mitigate inventory risk through the collection of cash deposits from our customers, which are classified as customer deposits on the Condensed Consolidated Balance Sheets.

We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three month period ended March 31, 2012 annualized cash cycle days decreased by 5 days compared to the three months ended April 2, 2011 due to the factors noted above.

Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, was positive for the six months ended March 31, 2012, at $49.1 million, compared to FCF of $23.4 for the six months ended April 2, 2011. Better management of working capital partially offset by higher capital expenditures in the six-month period led to this improvement.

Non-GAAP financial measures, including FCF, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and allows us to pursue opportunities that enhance shareholder value.

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Six Months Ended
	March 31,	April 2,
	2012	2011
Cash provided by operating activities	$82.0	$48.4
Capital expenditures	(32.9)	(25.0)

Free cash flow	$49.1	$23.4

Investing Activities. Cash flows used in investing activities totaled $65.6 million for the six months ended March 31, 2012 as compared to cash flows used in investing activities of $24.2 million for the six months ended April 2, 2011. Cash flows used in investing activities increased primarily due to the Kontron arrangement and increased capital expenditures for continued capacity investments in Penang, Malaysia and Xiamen, China, partially offset by the sale of long term investments in the six months ended March 31, 2012.

We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2012 to be approximately $75-85 million of which $32.9 million of expenditures were made through the second quarter of fiscal 2012. A significant portion of the remaining fiscal 2012 capital expenditures is anticipated to be used for the completion of our facility in Xiamen, China, and the construction of a larger facility in Oradea, Romania to replace leased buildings. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $1.3 million for the six months ended March 31, 2012, as compared to cash flows used in financing activities of $89.5 million for the six months ended April 2, 2011. Cash flows used in financing activities decreased primarily due to the share repurchases completed in the prior year and increased stock exercises for the six months ended March 31, 2012.

During the third quarter of fiscal 2011, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”). We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. As of March 31, 2012 we had notes outstanding of $175.0 million.

During fiscal 2008, we entered into our credit agreement (the “Credit Facility”) with a group of banks under which we borrowed $150 million in term loans and provides for a revolving credit facility in the amount of $100 million. The Credit Facility is unsecured and may be increased by an additional $100 million to a total of $200 million (the “accordion feature”). This is possible if we have not previously terminated all or any portion of the Credit Facility, there is no event of default existing under the credit agreement and both we and the administrative agent consent to the increase. The Credit Facility expires on April 4, 2013 with a final balloon repayment of $75.0 million. As of March 31, 2012, we had term loan borrowings of $90.0 million outstanding and no revolving borrowings under the Credit Facility.

We are currently in the process of refinancing the Credit Facility, which is expected to be completed within the third quarter of fiscal 2012. Although market conditions or our banking relationships cannot be guaranteed, we expect that we will be able to complete the refinancing on acceptable terms within this time period.

The Credit Facility and Note Purchase Agreement contain certain financial covenants, which include a maximum total leverage ratio, maximum value of fixed rentals and operating lease obligations, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of March 31, 2012, we were in compliance with all debt covenants.

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

Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months and for the foreseeable future. Further, $100 million of committed credit is currently available under the Credit Facility, with another $100 million available in an “accordion” facility, which is contingent upon compliance with the Credit Agreement and lender approval. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current uncertainty of the credit and financial markets, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the filing of the Company’s fiscal 2011 Annual Report on Form 10-K, except a commitment regarding the construction of a larger facility in Oradea, Romania to replace leased buildings that served as our start-up solution in lower-cost Europe. The other long-term obligations not on the balance sheet related to this construction commitment are approximately $10.0 million and $14.8 million for the remainder of fiscal 2012 and fiscal 2013, respectively.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

Our accounting policies are disclosed in our 2011 annual report on Form 10-K. During the first and second quarters of fiscal 2012, there were no material changes to these policies.

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

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	5%	6%	5%	5%
Total costs	15%	14%	13%	13%

The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of March 31, 2012, a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.

Interest Rate Risk

We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $90.0 million in term loans, as described in Note 6 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.

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

Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2012, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus’ report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011, and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or our consolidated financial position, results of operations or cash flows.

The Company is a party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of ROIC to GAAP Financial Statements

101	The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp. Registrant

Date:5/3/12	/s/ Dean A. Foate
Dean A. Foate
President and Chief Executive Officer

Date:5/3/12	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer