Form 10-Q
period 2012-06-30
PLEXUS CORP
filed 2012-08-02
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2012, there were 34,984,032 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 30, 2012

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$608,819	$559,183	$1,711,943	$1,693,102
Cost of sales	551,426	505,109	1,548,274	1,528,648
Gross profit	57,393	54,074	163,669	164,454
Selling and administrative expenses	30,113	29,189	86,859	85,310
Operating income	27,280	24,885	76,810	79,144
Other income (expense):
Interest expense	(4,125)	(3,301)	(12,205)	(7,564)
Interest income	446	388	1,344	954
Miscellaneous	1,860	750	1,543	593
Income before income taxes	25,461	22,722	67,492	73,127
Income tax expense	1,928	682	6,131	2,194
Net income	$23,533	$22,040	$61,361	$70,933
Earnings per share:
Basic	$0.67	$0.60	$1.76	$1.81
Diluted	$0.66	$0.58	$1.73	$1.78
Weighted average shares outstanding:
Basic	34,982	37,021	34,819	39,135
Diluted	35,643	37,860	35,501	39,923
Comprehensive income:
Net income	$23,533	$22,040	$61,361	$70,933
Derivative instrument fair market value adjustment—net of income tax	(1,113)	818	2,546	3,265
Foreign currency translation adjustments	(2,475)	281	(1,298)	2,651
Comprehensive income	$19,945	$23,139	$62,609	$76,849
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 30, 2012	October 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$277,909	$242,107
Accounts receivable, net of allowances of $1,018 and $3,256, respectively	312,510	284,019
Inventories	487,749	455,836
Deferred income taxes	15,755	15,750
Prepaid expenses and other	14,837	10,858
Total current assets	1,108,760	1,008,570
Property, plant and equipment, net	253,001	247,816
Deferred income taxes	11,330	12,470
Other	37,820	35,669
Total assets	$1,410,911	$1,304,525
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$13,838	$17,350
Accounts payable	358,734	307,152
Customer deposits	35,044	30,739
Accrued liabilities:
Salaries and wages	37,571	42,101
Other	47,369	57,335
Total current liabilities	492,556	454,677
Long-term debt and capital lease obligations, net of current portion	260,843	270,292
Other liabilities	18,939	20,674
Total non-current liabilities	279,782	290,966
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,737 and 48,298 shares issued, respectively, and 34,983 and 34,544 shares outstanding, respectively	487	483
Additional paid-in capital	432,634	415,556
Common stock held in treasury, at cost, 13,754 shares for both periods	(400,110)	(400,110)
Retained earnings	596,185	534,824
Accumulated other comprehensive income	9,377	8,129
Total shareholders’ equity	638,573	558,882
Total liabilities and shareholders’ equity	$1,410,911	$1,304,525
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities
Net income	$61,361	$70,933
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	36,119	34,134
Amortization of intangibles	779	—
(Gain) loss on sale of property, plant and equipment	(1,228)	40
Deferred income taxes	1,636	1,646
Stock based compensation expense	9,588	8,218
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(28,643)	11,472
Inventories	(6,400)	10,182
Prepaid expenses and other	(4,598)	(9,413)
Accounts payable	58,009	(55,471)
Customer deposits	4,286	5,117
Accrued liabilities and other	(14,090)	(12,889)
Cash flows provided by operating activities	116,819	63,969
Cash flows from investing activities
Payments for property, plant and equipment	(45,068)	(44,159)
Proceeds from sales of property, plant and equipment	2,753	2,080
Sale of long-term investments	2,000	—
Payments for business acquisition, net of cash acquired	(34,155)	—
Cash flows used in investing activities	(74,470)	(42,079)
Cash flows from financing activities
Proceeds from debt issuance, net of deferred finance costs	89,082	175,000
Payments on debt and capital lease obligations	(102,977)	(13,142)
Purchases of common stock	—	(170,403)
Proceeds from exercise of stock options	5,777	4,899
Income tax benefit of stock option exercises	1,717	1,239
Cash flows used in financing activities	(6,401)	(2,407)
Effect of exchange rate changes on cash and cash equivalents	(146)	1,002
Net increase in cash and cash equivalents	35,802	20,485
Cash and cash equivalents:
Beginning of period	242,107	188,244
End of period	$277,909	$208,729
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of June 30, 2012 and October 1, 2011, and the results of operations for the three and nine months ended June 30, 2012 and July 2, 2011, and the cash flows for the same nine month periods.
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
The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 10, "Business Segment and Major Customer Information," for further details on reportable segments.
Revision of prior period financial statements
During the second quarter of fiscal 2012, the Company revised its previously issued financial statements as a result of a correction to the classification of upfront payments made for land use rights in certain foreign countries. Refer to Note 16, "Revision of Prior Period Financial Statements," for further discussion of these revisions.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase and are classified as Level 1 in the fair level hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $259.0 million and $274.3 million as of June 30, 2012 and October 1, 2011, respectively. The carrying value of the Company’s long-term debt was $261.3 million and $272.5 million as of June 30, 2012 and October 1, 2011, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 6, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
NOTE 2—BUSINESS COMBINATION

In the second quarter of fiscal 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an initial purchase price of $35.2 million, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction has been accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset related to a customer relationship was recorded within other non-current assets in the Company's accompanying Condensed Consolidated Balance Sheets as a result of the arrangement and will be amortized on a straight-line basis over a two year period. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. In the three months ended June 30, 2012, the Company recorded a $1.1 million purchase price adjustment as a result of a post closing adjustment, for which the cash was received in the third quarter of fiscal 2012. The purchase price allocation may be further adjusted to reflect final valuation of the assets acquired. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.
NOTE 3—INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	June 30, 2012	October 1, 2011
Raw materials	$355,014	$337,136
Work-in-process	51,838	46,330
Finished goods	80,897	72,370
	$487,749	$455,836
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and October 1, 2011 was $33.3 million and $29.8 million, respectively.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	June 30, 2012	October 1, 2011
Land, buildings and improvements	$169,793	$143,254
Machinery and equipment	298,337	278,807
Computer hardware and software	87,511	83,373
Construction in progress	20,633	40,553
	576,274	545,987
Less: accumulated depreciation	323,273	298,171
	$253,001	$247,816
Note certain fiscal 2011 property, plant and equipment amounts have been revised as described in Note 16, "Revision of Prior Period Financial Statements."

NOTE 5—DEBT
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “New Credit Facility”). The New Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The New Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding as of May 15, 2012) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes.
The financial covenants (as defined under the New Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 30, 2012, the Company was in compliance with all covenants of the New Credit Facility. Borrowings under the New Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00% or base rate plus 0%. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.20% as of June 30, 2012.

In connection with the New Credit Facility, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the five-year term of the New Credit Facility. In addition, at the time of the refinancing the Company expensed approximately $0.2 million related to the transactions.
The Company repaid $3.75 million of term loans outstanding on its New Credit Facility in the third quarter of fiscal 2012. During each of the first two quarters of fiscal 2012, the Company repaid $3.75 million of term loans outstanding on its Prior Credit Facility. As of June 30, 2012, the Company had term loan borrowings of $86.3 million outstanding and no revolving borrowings under the New Credit Facility.
During each of the first three quarters of fiscal 2011, the Company repaid $3.75 million each quarter of term loans outstanding under its Prior Credit Facility. As of July 2, 2011, the Company had term loan borrowings of $101.3 million outstanding and no revolving borrowings under the Prior Credit Facility.
During the third quarter of fiscal 2011, the Company entered into a Note Purchase Agreement with certain institutional investors and issued $175 million in principal of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company had $175 million principal of Notes outstanding as of both June 30, 2012 and July 2, 2011.
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
The Company’s Mexican operations were parties to forward exchange contracts all of which were settled as of June 30, 2012. The total fair value of these forward contracts was a $1.0 million liability as of October 1, 2011.

During the second quarter of fiscal 2011, the Company entered into forward exchange contracts to fix the exchange rates on foreign currency cash used to pay for capital expenditures related to the construction of the Company’s fourth facility in Malaysia; these contracts were settled as of the end of the first quarter of fiscal 2012. The total fair value of these forward contracts was a $0.1 million liability as of October 1, 2011.
The Company’s Malaysian operations have also entered into forward exchange contracts on a rolling basis with a total notional value of $54.1 million as of June 30, 2012. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $1.4 million liability as of June 30, 2012 and a $1.5 million liability as of October 1, 2011.

During fiscal 2011, the Company entered into treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then-forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. During the third quarter of fiscal 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.
The Company entered into three interest rate swap contracts related to the $150 million in term loans under its Prior Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts continued into the New Credit Facility and pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the Prior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $2.5 million liability as of June 30, 2012 and a $5.2 million liability as of October 1, 2011. As of June 30, 2012, the total remaining combined notional amount of the Company’s three interest rate swaps was $86.3 million.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 30, 2012	October 1, 2011		June 30, 2012	October 1, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$2,515	$3,493
Interest rate swaps		$—	$—	Other liabilities	$—	$1,746
Forward contracts		$—	$—	Current liabilities –Other	$1,407	$2,544

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate swaps	$23	$(676)	Interest income (expense)	$(868)	$(1,085)	Other income (expense)	$—	$—
Forward contracts	$(1,631)	$695	Selling and administrative expenses	$(52)	$953	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$869	Interest income (expense)	$79	$43	Other income (expense)	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate swaps	$38	$(420)	Interest income (expense)	$(2,686)	$(3,306)	Other income (expense)	$—	$—
Forward contracts	$761	$2,108	Selling and administrative expenses	$(356)	$2,848	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$2,281	Interest income (expense)	$239	$43	Other income (expense)	$—	$—

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of June 30, 2012, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(2,515)	$—	$(2,515)
Foreign currency forward contracts	$—	$(1,407)	$—	$(1,407)
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
NOTE 7—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic and Diluted Earnings Per Share:
Net income	$23,533	$22,040	$61,361	$70,933
Basic weighted average common shares outstanding	34,982	37,021	34,819	39,135
Dilutive effect of share-based awards outstanding	661	839	682	788
Diluted weighted average shares outstanding	35,643	37,860	35,501	39,923
Earnings per share:
Basic	$0.67	$0.60	$1.76	$1.81
Diluted	$0.66	$0.58	$1.73	$1.78
For the three and nine months ended June 30, 2012, stock options and stock-settled stock appreciation rights ("SARS") for approximately 1.4 million and 1.3 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive. For both the three and nine months ended June 30, 2012, restricted stock units (“RSUs”) of approximately 0.1 million units were outstanding but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

For the three and nine months ended July 2, 2011, stock options and stock-settled SARs for approximately 1.1 million and 1.2 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive. For three and nine months ended July 2, 2011, none of the RSUs outstanding had an anti-dilutive effect.

NOTE 8—STOCK-BASED COMPENSATION
The Company recognized $3.2 million and $9.6 million of compensation expense associated with stock-based awards for the three and nine months ended June 30, 2012, respectively, and $2.7 million and $8.2 million for the three and nine months ended July 2, 2011, respectively.
The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value RSUs and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 9—INCOME TAXES
Income tax expense for the three and nine months ended June 30, 2012 was $1.9 million and $6.1 million, respectively. The effective tax rates for the three and nine months ended June 30, 2012 were 8 and 9 percent, respectively. As demonstrated in recent quarters, the Company’s tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction. The Company currently benefits from reduced taxes in the APAC segment due to tax holidays in Penang, Malaysia and Xiamen, China.
Income tax expense for the three and nine months ended July 2, 2011 was $0.7 million and $2.2 million, respectively. The effective tax rates for both the three and nine months ended July 2, 2011 were 3 percent.
As of June 30, 2012, there was no material change in the amounts recorded for uncertain tax positions as compared to the fiscal 2011 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended June 30, 2012 and July 2, 2011 was not material.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S. for fiscal years 2008 through 2010 and is not undergoing any tax examinations in any of its major foreign jurisdictions. The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of the effects of any changes to the Company's previously recorded uncertain tax positions.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2012, there was no material change in the valuation allowance as compared to the fiscal 2011 year end. Despite losses in fiscal years 2009-2011 in the U.S. tax jurisdiction, the Company’s U.S. operations generated income for the three and nine months ended June 30, 2012. Based on the weight of all the evidence, both positive and negative, it is more likely than not that the Company will be able to utilize its U.S. net deferred tax assets and no valuation allowance is warranted. However, if the Company’s U.S. operations cannot sustain forecasted profitability, there may be a need to provide a valuation allowance on the Company’s net U.S. deferred tax assets which approximate $21.4 million as of June 30, 2012.
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

Information about the Company’s three reportable segments for the three and nine months ended June 30, 2012 and July 2, 2011, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
AMER	$317,565	$305,448	$970,124	$981,895
APAC	301,368	280,126	797,631	818,509
EMEA	22,019	24,423	69,290	68,818
Elimination of inter-segment sales	(32,133)	(50,814)	(125,102)	(176,120)
	$608,819	$559,183	$1,711,943	$1,693,102
Operating income (loss):
AMER	$24,084	$15,278	$73,351	$52,777
APAC	27,797	30,593	72,591	92,855
EMEA	(854)	(1,031)	(1,454)	(1,237)
Corporate and other costs	(23,747)	(19,955)	(67,678)	(65,251)
	$27,280	$24,885	$76,810	$79,144
Other income (expense):
Interest expense	$(4,125)	$(3,301)	$(12,205)	$(7,564)
Interest income	446	388	1,344	954
Miscellaneous	1,860	750	1,543	593
Income before income taxes	$25,461	$22,722	$67,492	$73,127

	June 30, 2012	October 1, 2011
Total assets:
AMER	$407,499	$451,044
APAC	755,444	631,054
EMEA	81,092	76,365
Corporate	166,876	146,062
	$1,410,911	$1,304,525
The percentages of net sales to customers representing 10 percent or more of total net sales for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Juniper Networks, Inc. (“Juniper”)	16%	17%	17%	17%
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2011 and for the nine months ended June 30, 2012 (in thousands):

Limited warranty liability, as of October 2, 2010	$4,055
Accruals for warranties issued during the period	1,714
Settlements (in cash or in kind) during the period	(316)
Limited warranty liability, as of October 1, 2011	5,453
Accruals for warranties issued during the period	349
Settlements (in cash or in kind) during the period	(912)
Limited warranty liability, as of June 30, 2012	$4,890
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

NOTE 13—CONTINGENCIES

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus' report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011, and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company's consolidated financial position, results of operations or cash flows.
NOTE 14—SHAREHOLDERS’ EQUITY
No share repurchases were completed by the Company during the nine months ended June 30, 2012.
For the nine months ended July 2, 2011, the Company repurchased 5.3 million shares for approximately $170.4 million, at a weighted average price of $32.24 per share.

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
NOTE 16—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
In the second quarter of fiscal 2012, the Company identified prior period errors in its consolidated financial statements related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows classification of upfront payments made for land use rights. Specifically, the Company had historically accounted for the upfront payments for the land use rights as capital leases within property, plant and equipment and as investing activities in the Condensed Consolidated Statements of Cash Flows. The Company has determined that the upfront payments made for land use rights should have been reflected as an operating lease within other long-term assets on the Condensed Consolidated Balance Sheets and as operating activities within the Condensed Consolidated Statements of Cash Flows. There was no impact of the error corrections on the Consolidated Statements of Operations. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods. The impact of these corrections to the applicable prior periods are reflected in the financial information and notes herein and will be reflected in future filings containing affected financial information. The impact of these revisions on the financial statements included in the Company’s 2011 Annual Report on Form 10-K and previously filed 2012 and 2011 Forms 10-Q is described below. In addition, footnotes impacted by the above error will also be revised in future filings.
Revisions to the Condensed Consolidated Balance Sheets reflect a decrease in property, plant and equipment and an increase to other long-term assets in the amounts of $17.6 million, $17.7 million, and $14.8 million as of December 31, 2011, October 1, 2011, and October 2, 2010, respectively.
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
“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this release which are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; the risk that our recent agreement with Kontron does not result in the revenues or margins anticipated by us; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risk that our revenue and/or profits associated with customers who are acquired by third parties will be negatively affected; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; raw materials and component cost fluctuations, particularly due to sudden increases in customer demand; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our announced plans to expand in Romania and the United States, and recent, planned and potential future expansions; the risk of unanticipated costs, unpaid duties and penalties related to an ongoing audit of our import compliance by U.S. Customs and Border Protection; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices and terrorism); the impact of increased competition; and other risks detailed in the Company's Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2011).
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
In response to the evolving markets and to better reflect our customers’ end markets, we decided to combine our Wireline/Networking and Wireless Infrastructure market sectors and rename them as our Networking/Communications market sector, beginning in the first quarter of fiscal 2012. As a result, we have conformed all prior period market sector presentations to be consistent with our current market sectors.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$608.8	$559.2	$1,711.9	$1,693.1
Gross profit	57.4	54.1	163.7	164.5
Gross margin	9.4%	9.7%	9.6%	9.7%
Operating income	27.3	24.9	76.8	79.1
Operating margin	4.5%	4.5%	4.5%	4.7%
Net income	23.5	22.0	61.4	70.9
Earnings per share (diluted)	$0.66	$0.58	$1.73	$1.78
Return on invested capital			15.0%	16.2%
Net sales. For the three months ended June 30, 2012, our net sales increase of 8.9 percent compared to the three months ended July 2, 2011 was the result of the continued ramp of a significant industrial/commercial sector customer, incremental revenue from the previously announced Kontron strategic arrangement (the “Kontron arrangement”), and program ramps from several other existing customers. These increases in net sales were partially offset by decreased sales in the networking/communications sector due to lower end-market demand, including the prior year disengagement of a customer in this sector as a result of its acquisition.
For the nine months ended June 30, 2012, our net sales increase of 1.1 percent compared to the nine months ended July 2, 2011 was the result of the same factors noted above for the three-month period along with the addition of a new customer in the defense/security/aerospace sector, partially offset by an additional prior year customer disengagement from the networking/communications sector as a result of its acquisition.

Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Networking/Communications	$236.8	$258.3	$676.3	$816.3
Industrial/Commercial	187.1	130.0	511.4	371.2
Medical	127.3	114.5	356.2	357.9
Defense/Security/Aerospace	57.6	56.4	168.0	147.7
	$608.8	$559.2	$1,711.9	$1,693.1
Networking/Communications. Net sales for the networking/communications sector decreased $21.5 million for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The decline in the sector was a result of the impact from the prior year disengagement of a significant customer as a result of its acquisition and overall unfavorable end-market trends reflecting global economic uncertainty.
Net sales for the networking/communications sector decreased $140.0 million for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The decline in the sector was a result of the same factors noted above for the three-month period along with the impact of one other prior year customer disengagement as a result of its acquisition.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $57.1 million for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The increase was primarily attributable to the continued ramp of a significant customer, incremental revenue related to the Kontron arrangement, and the addition of a new customer in this sector.
Net sales for the industrial/commercial sector increased $140.2 million for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The increase in the sector was a result of the same factors noted above for the three-month period.
Medical. Net sales for the medical sector increased $12.8 million for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The increase was primarily due to market share gain.
Net sales for the medical sector decreased $1.7 million for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The decrease was due to lower overall end-market demand in the market sector for the first half of the fiscal year partially offset by performance in the current three-month period noted above.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $1.2 million for the three months ended June 30, 2012 compared to the three months ended July 2, 2011. The slight increase was primarily due to relatively stable end-market demand overall.
Net sales for the defense/security/aerospace sector increased $20.3 million for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011. The increase in the sector was primarily due to increased demand from an existing customer as a result of new program wins and a program ramp for a new customer.

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Juniper	16%	17%	17%	17%
Top 10 customers	60%	53%	62%	53%
No other customers accounted for 10 percent or more of net sales in either period.
The increase in the percentage of net sales from our top ten customers is primarily driven by the ramp of an industrial/commercial sector customer. Although we expect the majority of our top 10 customers to continue to grow in fiscal 2012, we also anticipate that the percentage of our overall sales to these customers will be slightly lower in full-year fiscal 2012, assuming our overall net sales increase. Because the majority of our net sales come from a relatively small number of customers and a limited number of market sectors, if we lose any of these customers or if there are issues in those market sectors, our net sales and operating results could decline significantly.
Gross profit. For the three months ended June 30, 2012, gross profit increased $3.3 million compared to the three months ended July 2, 2011 primarily due to the net sales increase. The increase was partially offset by increased fixed expenses related to higher headcount to support the revenue growth, increased transition costs for the Kontron arrangement, $0.9 million of higher variable compensation expense, and an unfavorable change in customer mix. Customer mix negatively impacted gross profit due to a higher portion of sales from new programs, which tend to be inherently less profitable than mature programs during early production stages. These factors led to the reduction in gross margin from 9.7 percent for the three months ended July 2, 2011 to 9.4 percent for the three months ended June 30, 2012.
For the nine months ended June 30, 2012, gross profit decreased $0.8 million compared to the nine months ended July 2, 2011 primarily due to increased fixed expenses related to higher headcount to support the revenue growth and transition costs for the Kontron arrangement. These expense increases were partially offset by a favorable outcome regarding inventory disposition related to a prior year customer disengagement, which had a $1.5 million positive effect. As a result of these factors, there was a slight decline in gross margin for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011.
Operating income. For the three months ended June 30, 2012, operating income increased $2.4 million compared to the three months ended July 2, 2011. The operating income increase reflected the $3.3 million increase in gross profit described above, partially offset by a $0.9 million increase in selling and administrative expenses (“S&A”). The dollar increase in S&A is primarily due to a $0.5 million increase in variable compensation expense, a $0.4 million increase in stock option expense, $0.4 million of amortization expense in the current period, and an increase of personnel expenses. These increases were partially offset by approximately $1.2 million of recoveries of receivables previously at risk. As a result of the factors discussed above, for the three months ended June 30, 2012 compared to the three months ended July 2, 2011, operating margin was 4.5 percent for both periods.
For the nine months ended June 30, 2012, operating income decreased $2.3 million compared to the nine months ended July 2, 2011. The operating income decrease reflected the $0.8 million decline in gross profit described above, and a $1.5 million increase in S&A. The dollar increase in S&A as compared to the prior year was due primarily to an increase in personnel expenses, an increase in stock-based compensation expense of $1.2 million, the effect of a favorable non-recurring litigation settlement during the first quarter of fiscal 2011 of $0.9 million (see Note 12 in Notes to Condensed Consolidated Financial Statements), and an increase of $0.8 million of amortization expense. These increases were partially offset by approximately $2.0 million of recoveries of receivables previously at risk and $0.9 million in lower variable compensation expense. As a result of the factors discussed above, for the nine months ended June 30, 2012 compared to the nine months ended July 2, 2011, operating margin declined to 4.5 percent from 4.7 percent.

Other income (expense). Other income (expense) decreased to $1.8 million of expense for the three months ended June 30, 2012 from $2.2 million of expense for the three months ended July 2, 2011. The decrease in expense was primarily due to a $0.8 million gain on the sale of previously owned assets, partially offset by increased interest expense related to the $175 million of borrowings under the Note Purchase Agreement that the Company entered into during the third quarter of fiscal 2011.

Other income (expense) increased to $9.3 million of expense for the nine months ended June 30, 2012 from $6.0 million of expense for the nine months ended July 2, 2011. The increase in expense was primarily due to increased interest expense related to the $175 million of borrowings under the Note Purchase Agreement and a $0.4 million decrease in foreign currency exchange gains, partially offset by a $0.8 million gain on the sale of previously owned assets and a $0.4 million increase in interest income in the current year period.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Effective annual tax rate	8%	3%	9%	3%
Income tax expense increased to $1.9 million and $6.1 million for the three and nine months ended June 30, 2012, respectively, as compared to $0.7 million and $2.2 million for the three and nine months ended July 2, 2011, respectively, as a result of the increase in our effective tax rate. These rates primarily vary from the U.S. statutory rate of 35 percent as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia, where we derive a significant portion of our earnings. The effective tax rate for both the three and nine months ended June 30,

2012 is higher than the effective rate for the three and nine months ended July 2, 2011 primarily as a result of increased profitability in the U.S. tax jurisdiction. Our effective tax rate could fluctuate in the future depending on the geographic distribution of our worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2012 is expected to be 9 percent, a slight decrease from the prior quarter estimate due to the geographic shift in income described above.
Net income. Primarily as a result of higher net sales, and partially offset by lower gross margins and increased income tax expense, net income for the three months ended June 30, 2012 increased by $1.5 million, or 6.8 percent, to $23.5 million from the three months ended July 2, 2011.
Primarily as a result of slightly lower gross margins and increases to income tax expense and other expense, net income for the nine months ended June 30, 2012 decreased by $9.5 million, or 13.4 percent, to $61.4 million from the nine months ended July 2, 2011.
Diluted earnings per share. Diluted earnings per share increased to $0.66 for the three months ended June 30, 2012, from $0.58 for the three months ended July 2, 2011. The increase in diluted earnings per share was primarily due to the increase in net income previously noted, along with the effect of a decrease in diluted weighted average shares outstanding as of June 30, 2012 as a result of our share repurchases completed in fiscal 2011.
Diluted earnings per share decreased to $1.73 for the nine months ended June 30, 2012 from $1.78 for the nine months ended July 2, 2011. The decrease in diluted earnings per share was primarily due to the decrease in net income previously noted, partially offset by the effect of a decrease in diluted weighted average shares outstanding as of June 30, 2012 as a result of our share repurchases completed in fiscal 2011.
Return on Invested Capital (“ROIC”). We use a 5-10-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), a 10 percent gross margin target and a 5 percent operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 15 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 12.5 percent for fiscal 2012. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 15.0 percent and 16.2 percent for the nine months ended June 30, 2012 and July 2, 2011, respectively. This decrease was due to slightly lower annualized operating income and an increase in the effective tax rate, partially offset by a decrease in average invested capital as defined below.
We define ROIC as tax-effected annualized operating income divided by average invested capital over a rolling four-quarter period for the third quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
AMER	$317.5	$305.5	$970.1	$981.9
APAC	301.4	280.1	797.6	818.5
EMEA	22.0	24.4	69.3	68.8
Elimination of inter-segment sales	(32.1)	(50.8)	(125.1)	(176.1)
	$608.8	$559.2	$1,711.9	$1,693.1
Operating income (loss):
AMER	$24.1	$15.3	$73.4	$52.7
APAC	27.8	30.6	72.6	92.9
EMEA	(0.9)	(1.0)	(1.5)	(1.2)
Corporate and other costs	(23.7)	(20.0)	(67.7)	(65.3)
	$27.3	$24.9	$76.8	$79.1
Americas (AMER): Net sales for the three months ended June 30, 2012 increased $12.0 million, or 3.9 percent, as compared to the prior year period due to the continued ramp of a significant industrial/commercial market sector customer, increased demand from a customer in the networking/communications sector, and a new customer in the industrial/commercial sector. These increases were partially offset by soft demand from certain customers primarily in the networking/communications and defense/security/aerospace sectors. Operating income for the three months ended June 30, 2012 increased $8.8 million, or 57.5 percent, as compared to the prior year period as a result of favorable changes in customer mix and approximately $1.1 million of recoveries of receivables previously at risk.
Net sales for the nine months ended June 30, 2012 decreased $11.8 million, or 1.2 percent, as compared to the prior year period due to lower end-market demand from existing customers primarily in the networking/communications sector, including the prior year customer disengagement as a result of an acquisition in this sector. These decreases were partially offset by the continued ramp of a significant industrial/commercial market sector customer and a new customer in this sector as well. Operating income for the nine months ended June 30, 2012 increased $20.7 million, or 39.3 percent, as compared to the prior year period due to a favorable customer mix, increase in engineering design and services profitability, approximately $1.6 million of recoveries of receivables previously at risk and the favorable outcome of an inventory disposition related to a prior year customer disengagement, which had a $1.5 million positive effect.
Asia Pacific (APAC): Net sales for the three months ended June 30, 2012 increased $21.3 million, or 7.6 percent, as compared to the prior year period primarily due to incremental revenue from the Kontron arrangement and increased demand from several customers across all sectors. These increases were partially offset by decreased demand in the networking/communications sector, including the prior year disengagement of a customer as a result of acquisition. Operating income for the three months ended June 30, 2012 decreased $2.8 million, or 9.2 percent, as compared to the prior year period due to an unfavorable customer mix, increased expenses related to higher headcount to support capacity investments as well as transition costs for the Kontron arrangement, partially offset by increased net sales.

Net sales for the nine months ended June 30, 2012 decreased $20.9 million, or 2.6 percent, as compared to the prior year period primarily as a result of demand decrease primarily from the networking/communications sector along with decreases from two industrial/commercial sector customers. Operating income for the nine months ended June 30, 2012 decreased $20.3 million, or 21.9 percent, as compared to the prior year period as a result of the net sales decline, increased expenses related to higher headcount to support capacity investments and transition costs for the Kontron arrangement.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended June 30, 2012 decreased $2.4 million, or 9.8 percent, as compared to the prior year period due primarily to decreased net sales to several industrial/commercial customers, partially offset by three new customers in the industrial/commercial, defense/aerospace/security and networking/

communications sectors. Operating loss for the three months ended June 30, 2012 decreased $0.1 million, or 10.0 percent, as compared to the prior year period due to continued growth from our Romania facility, partially offset by decreased net sales from our United Kingdom ("UK") facility.
Net sales for the nine months ended June 30, 2012 increased $0.5 million, or 0.7 percent, as compared to the prior year period due primarily to the addition of new customers in each of our market sectors, partially offset by decreased net sales to several industrial/commercial customers. Operating loss for the nine months ended June 30, 2012 increased $0.3 million, or 25.0 percent, as compared to the prior year period due to a net sales decrease from our UK facility, partially offset by continued growth from our Romania facility.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $277.9 million as of June 30, 2012 compared to $242.1 million as of October 1, 2011. The increase in the balance of our cash and cash equivalents was due primarily to cash generated from operations, partially offset by cash used for the Kontron arrangement, capital expenditures and payments on debt.
As of June 30, 2012, approximately two-thirds of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash provided by operating activities	$116.8	$64.0
Cash used in investing activities	(74.5)	(42.1)
Cash used in financing activities	$(6.4)	$(2.4)
Operating Activities. Cash flows provided by operating activities were $116.8 million for the nine months ended June 30, 2012, as compared to cash flows provided by operating activities of $64.0 million for the nine months ended July 2, 2011. Cash flows provided by operating activities increased primarily due to overall improved working capital changes, partially offset by lower net income.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 30, 2012	July 2, 2011
Days in accounts receivable	47	49
Days in inventory	81	88
Days in accounts payable	59	56
Days in cash deposits	6	6
Annualized cash cycle	63	75
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended June 30, 2012 decreased by two days compared to the three months ended July 2, 2011, primarily due to the favorable changes in payment terms for a significant customer and timing of collections.
Days in inventory for the three months ended June 30, 2012 decreased by seven days compared to the three months ended July 2, 2011, due to our efforts to actively manage inventory levels down with the assistance of our customers, while continuing to meet our customers’ needs for flexibility and agility and maintain revenue growth.

Days in accounts payable for the three months ended June 30, 2012 increased by three days compared to the three months ended July 2, 2011, primarily due to purchases to support higher expected revenue in the fourth quarter of fiscal 2012 compared to the prior year period and more favorable payment terms with a supplier.
Days in cash deposits for the three months ended June 30, 2012 was consistent with the three months ended July 2, 2011 at six days.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended June 30, 2012 annualized cash cycle days decreased by twelve days compared to the three months ended July 2, 2011 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, increased for the nine months ended June 30, 2012, to $71.7 million, as compared to FCF of $19.8 million for the nine months ended July 2, 2011. Better management of working capital partially offset by lower net income in the nine months ended June 30, 2012 led to this improvement.
Non-GAAP financial measures, including FCF, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and allows us to pursue opportunities that enhance shareholder value. FCF is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. GAAP.

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Nine Months Ended
	June 30, 2012	July 2, 2011
Cash provided by operating activities	$116.8	$64.0
Capital expenditures	(45.1)	(44.2)
Free cash flow	$71.7	$19.8
Investing Activities. Cash flows used in investing activities totaled $74.5 million for the nine months ended June 30, 2012 as compared to cash flows used in investing activities of $42.1 million for the nine months ended July 2, 2011. Cash flows used in investing activities increased primarily due to the Kontron arrangement in the nine months ended June 30, 2012.
We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2012 to be approximately $70-75 million of which $45.1 million of expenditures were made through the third quarter of fiscal 2012. A significant portion of the remaining fiscal 2012 capital expenditures is anticipated to be used for the construction of our previously announced manufacturing facilities in Neenah, Wisconsin and Oradea, Romania to replace leased buildings in both locations. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.
Financing Activities. Cash flows used in financing activities totaled $6.4 million for the nine months ended June 30, 2012, as compared to cash flows used in financing activities of $2.4 million for the nine months ended July 2, 2011. Cash flows used in financing activities for the nine months ended June 30, 2012 were comprised primarily of payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options. Cash flows used in financing activities for the nine months ended July 2, 2011 were comprised primarily of purchases of common stock and payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options.

On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “New Credit Facility”). The New Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility potentially may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The New Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding as of May 15, 2012) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes.

The financial covenants (as defined under the New Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 30, 2012, the Company was in compliance with all covenants of the New Credit Facility. Borrowings under the New Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.20% as of June 30, 2012.
During the third quarter of fiscal 2011, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”). We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011. As of June 30, 2012 we had notes outstanding of $175.0 million.
The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of June 30, 2012, we were in compliance with all debt covenants.
The New Credit Facility and Note Purchase Agreement allow for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends.

Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the New Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months and for the foreseeable future. Further, $160 million of committed credit is currently available under the New Credit Facility, with another $100 million potentially available pursuant to the increase option described above. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current uncertainty of the credit and financial markets, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2012 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2012	2013-2014	2015-2016	2017 and thereafter

Long-Term Debt Obligations (1,2)	$333.1	$7.1	$33.2	$25.7	$267.1
Capital Lease Obligations	16.6	1.0	7.9	7.1	0.6
Operating Lease Obligations	35.9	3.0	20.4	9.6	2.9
Purchase Obligations (3)	349.0	251.8	96.5	0.5	0.2
Other Long-Term Liabilities on the Balance Sheet (4)	8.7	0.3	1.8	1.3	5.3
Other Long-Term Liabilities not on the Balance Sheet (5)	76.4	7.3	69.1	—	—
Total Contractual Cash Obligations	$819.7	$270.5	$228.9	$44.2	$276.1

1)
On May 15, 2012, we entered into the New Credit Facility and immediately funded a term loan for $90 million. As of June 30, 2012, the outstanding balance was $86.3 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

2)
During the third quarter of fiscal 2011, we entered into the Note Purchase Agreement and issued $175 million in principal amount of notes. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

3)	As of June 30, 2012, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of June 30, 2012, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.9 million, as of June 30, 2012, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of June 30, 2012, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to build new manufacturing facilities in Neenah, Wisconsin and Oradea, Romania.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in our 2011 annual report on Form 10-K. During the first three quarters of fiscal 2012, there were no material changes to these policies.
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

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	5%	6%	5%	6%
Total costs	14%	15%	14%	14%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of June 30, 2012 a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions and have entered into interest rate swaps for $86.3 million in term loans, as described in Note 6 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
Our only material interest rate risk is associated with our New Credit Facility under which we borrowed $90 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the third quarter of fiscal 2012, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus' report. CBP has indicated that on-site fieldwork for the audit was completed as of June 2011, and the Company is currently awaiting final determination of CBP duties and fees. Plexus has agreed that it will implement improved processes and procedures and review these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company's consolidated financial position, results of operations or cash flows.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:8/2/12	/s/ Dean A. Foate
Dean A. Foate
President and Chief Executive Officer

Date:8/2/12	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer