Form 10-K
period 2012-09-29
PLEXUS CORP
filed 2012-11-19
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2012
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
Securities registered pursuant to Section 12(g) of the Act:                    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    •    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes        No    •
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    •    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    •    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  •  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer •	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    •
As of March 31, 2012, 34,976,694 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $34.99 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 405,727 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,209.6 million.
As of November 14, 2012, there were 35,080,850 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2013 Annual
Meeting of Shareholders	Part III

PLEXUS CORP.

September 29, 2012

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K which are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the effects on Plexus of Juniper Network's intended disengagement; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; the risk that our agreement with Kontron does not result in the revenues or margins anticipated by us; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our announced plans to replace facilities in Romania and the United States, and other recent, planned and potential future expansions; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I

ITEM 1.	BUSINESS
Overview
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized solutions to our customers through our unique Product Realization Value Stream.  Our customer-focused solutions model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions. Plexus delivers comprehensive end-to-end solutions for customers in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions.

We provide award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences (formerly known as Medical), Industrial/Commercial and Defense/Security/Aerospace market sectors. Beginning in fiscal 2013, we renamed our Medical market sector as the Healthcare/Life Sciences market sector. This change stems from our evolving strategy and enhanced capabilities within this market and reflects the industry's progression to holistic patient care. We believe Healthcare/Life Sciences more accurately defines this growing industry and aligns with our existing and targeted customer base.

Our customers have stringent quality, reliability and regulatory requirements, mandating exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and sustaining solutions. To service the complexities our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers' products from concept to end of life -- conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions.

Plexus is passionate about striving to be the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs, characterized by unique flexibility, technology, quality and regulatory requirements. To support and deliver on our strategy, we align our operations, processes, workforce and financial metrics through a multidimensional business strategy that includes:

•	A high performance, accountable organization with a highly skilled and talented workforce that strives to provide customer service excellence

•	A customer driven, disciplined deployment of strategic growth through sector based go-to-market strategies

•	Execution through continuous evaluation and optimization of our business processes, supporting our return on invested capital (“ROIC”) goal

We operate flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations. Each of our customers is supported by a multi-disciplinary customer team. One or more uniquely configured “focus factories,” supported by a supply chain and logistics solution, are designed to meet the flexibility and responsiveness to support customer fulfillment requirements.

Our go-to-market strategy is tailored by business development and customer management teams dedicated to each of the four sectors we serve. These teams execute our sector strategies through expertise in advancements within markets and technology as well as unique quality and regulatory capabilities. Our sector teams help define Plexus' strategy for growth with a particular focus on expanding the value-added solutions we offer customers.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital (“ROIC”) 500 basis points in excess of our weighted average cost of capital (“WACC”). We review our internal calculation of WACC annually; at the end of fiscal 2012 we reduced our estimated WACC from 12.5% to 12.0% for fiscal 2013. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate an ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that Plexus creates value for our shareholders.

Relative to our competition, overriding factors such as lower manufacturing volumes, flexibility and fulfillment requirements, as well as complex regulatory environments, typically result in higher investments in inventory and selling and administrative costs. The cost variance from our competitors is especially evident relative to those that provide EMS services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with many other technology pioneering start-ups or emerging companies that may or may not maintain manufacturing capabilities. As a result of serving market sectors that rely on advanced electronics technology, our business is influenced by critical technological trends such as the level and rate of development of wired and wireless telecommunications infrastructure, communications data and data bandwidth growth, and Internet usage. In addition to prime technology advancements, key government and policy trends impact our business, including the U.S. Food and Drug Administration's (“FDA”) approval of new medical devices, defense procurement practices, and other government and regulatory processes. Plexus may benefit from increasing outsourcing trends.

We provide most of our optimized solutions on a turnkey basis, and we procure some or all materials required for product assembly. We provide select services on a consignment basis, meaning the customer supplies the necessary materials and Plexus provides the labor and other services required for product assembly. In addition to manufacturing, turnkey services require material procurement and warehousing and involve greater resource investments than consignment services. Other than certain test equipment and software used for internal operations, we do not design or manufacture our own proprietary products.
Established in 1979 as a Wisconsin corporation, we have approximately 9,600 full-time employees, including approximately 1,850 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 25 active facilities in 16 locations, totaling approximately 3.0 million square feet. Plexus' facilities are strategically located to support the global supply chain, as well as manufacturing and engineering needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, and after we electronically file or furnish all filings to the Securities and Exchange Commission (“SEC”), we provide online copies, free of charge. These reports include: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website.

Solutions

As an integrated, fully accountable partner, we deliver optimized product realization solutions that carry our customers' products from concept to end of life. Tailoring our Product Realization Value Stream to each product and program, Plexus provides unique solutions designed to meet the needs of each of our customers. As our partnerships grow and mature, we aim to engage our customers in full utilization of our Product Realization Value Stream.

Conceptualize. During the product development and conceptualization phases, new product ideas are created and evaluated with both the customer's and Plexus' engineering teams. We closely collaborate with our customers to capture their new product vision and clarify requirements. Our industrial design team attempts to analyze a product through the end user's eyes focusing on ergonomics, use case research, user interface, aesthetics and evaluation mockups. Upon completion of concept evaluations, the Plexus team prototypes what it believes to be the most promising designs, working concurrently with engineering, manufacturing and supply chain teams. Future phases ensure design intent is maintained, while realizing the final product solution.

Design. Plexus invests in the latest technology, design and automation tools to provide comprehensive design and value-engineering solutions. Product design includes, but is not limited to, the following solutions:

•	Program management

•	Feasibility studies

•	Product conceptualization

•	Specification development for product features and functionality

•	Circuit design (digital, microprocessor, power, analog, radio frequency (“RF”), optical and micro-electronics)

•	Field programmable gate array design (“FPGA”)

•	Printed circuit board layout

•	Embedded software design

•	Mechanical design (thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures and castings)

•	Test specifications development and product verification testing

Plexus also provides comprehensive value-engineering solutions, extending the product life cycle. Our value-add solutions span a wide range -- engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.

Commercialize. Of all the phases in our Product Realization Value Stream, the commercialize phase carries the most influence with respect to converting ideas into viable products. Commercialization starts early in the design phase and extends through manufacturing transition, often in tandem with Design for Excellence (“DFX”). Our DFX solutions encompass a wide collection of specific design solutions including design for test, design for manufacturability/assembly and design for fabrication. The goal of DFX is to facilitate an efficient transition from engineering to manufacturing. The commercialize phase also includes prototyping, new product introduction, design for supply chain, test development and transition management. We believe our commercialization solutions provide significant value by accelerating time-to-market, reducing change activity and providing customers with a robust and enduring product.

Manufacture. Plexus applies an optimized manufacturing approach, not a one-size-fits-all model. Our scalable manufacturing solutions integrate flexibility for our customers through tailored supply chain solutions. Our focus-factory model provides a dedicated team designed to drive success while saving time and money. Focus-factories place the customer at the center of operations, executing within a culture of continuous improvement. Plexus exclusively focuses on mid-to-low volume, higher-complexity programs that range from lower-level assemblies to finished electro-mechanical products. Our manufactured products typically fall into one of the following categories in our assembly spectrum:

•	Printed circuit board assembly - a printed circuit board (“PCB”) populated with electronic components

•	Basic assembly - a sub-assembly that includes PCBs and other components

•
System integration - a finished product or sub-system assembly that includes more complex components such as PCBs, basic assemblies, custom engineered components, displays, optics, metering and measurement or thermal management

•
Mechatronic integration - more complex system integration that combines electronic controls with mechanical systems and processes such as motion control, robotics, drive systems, fluidics, hydraulics or pneumatics

System and mechatronic integration products run larger in size than other assemblies; the products range from kiosks to finished healthcare devices and life sciences equipment to other complex electro-mechanical assemblies. These products often combine other integrated solutions we provide and may require further unique facility configurations or supply chain solutions.

Fulfill. Plexus offers fulfillment and logistics solutions to all our customers in the forms of Direct Order Fulfillment (“DOF”), Build to Order (“BTO”) and Configure to Order (“CTO”). Plexus receives DOF orders from our customers that provide the final specifications required by their end customer. Through BTO and CTO, Plexus delivers the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrating the overall supply chain, from parts procurement through manufacturing and logistics.

Sustain. Plexus provides our customers with a range of solutions support after product launch including sustaining engineering, supply chain, and manufacturing solutions. In support of certain customers, we may provide these tailored sustaining solutions for products that we may not have originally manufactured:
Sustaining Engineering Solutions

•	Failure and root cause analysis

•	Redesign for cost reduction, improved reliability and obsolescence mitigation

•	Regulatory compliance surveillance and remediation
Sustaining Supply Chain Solutions

•	Reverse logistics management

•	Logistics optimization

•	Component lifecycle analysis including proactive obsolescence management

•	Alternate component sourcing and supplier qualification
Sustaining Manufacturing Solutions

•	Receiving and diagnostic analysis on returned goods

•	Warranty and non-warranty repair

•	Refurbishment and upgrade to outdated products

•	Advanced field replenishment strategies

Regulatory requirements. We have developed and maintained processes and tools to meet industry-specific requirements. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements, and similar regulatory requirements in other countries.

Our manufacturing and engineering facilities are certified to the most current revision of the ISO 9001 standard. We have additional certifications and/or registrations held by certain facilities in the following regions:

•	Medical Standard ISO 13485:2003 - AMER, APAC, EMEA

•	21 CFR Part 820 (FDA) (Medical) - AMER, APAC, EMEA

•	SFDA (Medical) - APAC

•	JMGP accreditation - AMER, APAC, EMEA

•	Environmental Standard ISO - 14001 - AMER, APAC, EMEA

•	Environmental Standard OSHAS 18001 - APAC, EMEA

•	ANSI/ESD (Electrostatic Discharge Control Program) S20.20 - AMER, APAC

•	Telecommunications Standard TL 9000 - AMER, APAC

•	ITAR (International Traffic and Arms Regulation) self-declaration - AMER

•	Aerospace Standard AS9100 - AMER, APAC, EMEA

•	NADCAP certification - AMER, APAC

•	FAR 145 certification (FAA repair station) - AMER

•	ATEX/IECEx certification - APAC, EMEA

Customers and Market Sectors Served
We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2012, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

Juniper Networks, Inc. (“Juniper”) accounted for 16 percent of our net sales in fiscal 2012, 17 percent in fiscal 2011 and 16 percent in fiscal 2010. No other customer accounted for 10 percent or more of our net sales in fiscal 2012, 2011 or 2010. The loss of any of our major customers could have a significant negative impact on our financial results.

On November 5, 2012, Juniper, the Company's largest customer, notified the Company that it will disengage from Plexus. Sales to Juniper are primarily made from the Company's AMER and APAC segments.  The specific timing of the transition of the Juniper business from Plexus is not known at this time, although it is currently expected to occur by the end of fiscal 2013.  The Company is currently evaluating the financial, operational and other impacts of the disengagement.

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
Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.
The distribution of our net sales by market sectors for fiscal 2012, 2011 and 2010 is shown in the following table:

Industry	2012	2011	2010
Networking/Communications	39%	46%	55%
Industrial/Commercial	29%	24%	18%
Healthcare/Life Sciences	22%	21%	20%
Defense/Security/Aerospace	10%	9%	7%
	100%	100%	100%

Although our current business development focus is based on our targeted market sectors, we evaluate our financial performance and allocate our resources geographically (see Note 12 in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers a uniform array of services for customers in each market sector and we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor internally track our costs and resources per market sector.

Materials and Suppliers

We typically purchase raw materials, including printed circuit boards and electronic components, from manufacturers and distributors. Under certain circumstances, we will purchase components from brokers, customers or competitors. The key electronic components we purchase include: specialized components (such as application-specific integrated circuits), semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors.

We may also purchase non-electronic components used in manufacturing and higher-level assembly. These components include molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. All components range from standard to highly customized and vary widely in terms of market availability and price.

Component shortages and subsequent allocations by suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry in recent years. We discuss the causes of these shortages more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to try to minimize our exposure to material and component shortages.

The Plexus global supply chain management organization attempts to create strong supplier alliances and ensure a steady flow of components and products at competitive prices. Our global expediting and escalation processes track and analyze supply chain health and anticipate constraints. Plexus can often influence the selection of new product components throughout the design phase of the Product Realization Value Stream. The advanced supply chain solutions we develop in partnership with our customers improve the continuity of supply and supply chain flexibility.

New Business Development

Our new business development is organized around our targeted market sectors. Each market sector has a team of dedicated resources. A market development vice president and customer management vice president oversee and provide direct or matrix leadership to business development directors, customer directors, customer managers, business development, supply chain and manufacturing subject matter experts, and market sector analysts. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives Plexus a marketing advantage; our sector teams participate in marketing through direct customer contact and participation in industry events and seminars.

Competition

Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. We provide flexible solutions, timely order fulfillment, and strong engineering, testing and production capabilities. A number of competitors may provide electronics manufacturing and engineering services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographical areas. Plexus occasionally competes with in-house capabilities of current and potential customers. Plexus maintains strong awareness and knowledge of our competitors' capabilities, in order to remain highly competitive within the broad scope of the EMS industry.

Intellectual Property

We own various service marks that we use in our business; these marks are registered in the trademark offices of the United States and other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

Information Technology

Our integrated ERP, warehouse management and shop floor control systems serve all of our manufacturing sites, providing a core set of consistent, global business applications. This consistency augments our other management information systems, allowing us to standardize our ability to translate data from multiple production facilities into operational and financial information. The related software licenses are of a general commercial character on terms customary for these types of agreements.

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

Social Responsibility

We are committed to social responsibility within all our business and operations practices. Our strategies, objectives and targets exemplify thoughtful concern in the areas of human rights, labor practices, the environment, worker health and safety, fair operating practices and the social impact of the organization in the communities where we operate. Our approach to ensuring socially responsible business practices is based on the concepts contained within the International Organization for Standardization's “Guidance on Social Responsibility” (ISO 26000), input from the Electronics Industry Citizenship Coalition (EICC) and local and federal legal requirements.

In order to uphold our reputation and continue to be a responsible and engaged community member, it is imperative that Plexus employees and our business partners follow the highest standards of ethical behavior and personal integrity. Our Employee and Supplier Codes of Conduct and Business Ethics represent a foundation for these principles; employees and business partners worldwide are expected to adopt and practice their standards.

Plexus works to provide a better planet for tomorrow through environmental sustainability efforts. While providing what we believe are best-in-class, high-quality product realization solutions for the electronics industry, we continue to focus on minimizing our impact on the world around us. Our manufacturing operations are 100% certified under ISO 14001. We maintain Company-wide reduction targets for both carbon emissions and waste generation. We strive to comply with all federal, state and foreign environmental laws and do not anticipate any significant expenditure in maintaining our compliance; however, there can be no assurance that violations will not occur which could have a material adverse effect on our financial results.

Employees

Our employees are one of our primary strengths, and we make a considerable effort to maintain a well-qualified and motivated work force. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development opportunities for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained. We have a policy of involvement and consultation with employees at every facility and strive for continuous improvement at all levels.
We employ approximately 9,600 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. In the United Kingdom, approximately 228 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Mexico, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are generally positive and stable.

ITEM 1A.	RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the typical short life-cycle of our customers' products

•	customers' operating results and business conditions

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	failures of our customers to pay amounts due to us

•	challenges associated with the engagement of new customers or additional work from existing customers

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components

•	exchange rates and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 60 percent of our net sales for the fiscal year ended September 29, 2012, and 55 percent of our net sales for the fiscal year ended October 1, 2011. For each of the fiscal years ended September 29, 2012 and October 1, 2011, there was one customer that represented 10 percent or more of our net sales. Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. Especially given our discrete number of customers, significant reductions in net sales to any of these customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business. On November 5, 2012, our largest customer, Juniper, notified us that it will disengage with Plexus. The specific timing of the transition of the Juniper business from Plexus is not known at this time, although it is currently expected to occur by the end of fiscal 2013.  We are currently evaluating the financial, operational and other impacts of the disengagement.
In addition, we focus our net sales to customers in only a few market sectors, and we endeavor to carefully choose those sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by Plexus, as well as the economic, business and/or regulatory conditions that affect the sector, or our failure to choose appropriate sectors can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally, including as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act"). Further, potential reductions in U.S. defense spending, including those due to sequestration if the Budget Control Act of 2011 goes into effect on January 1, 2013, could substantially affect our opportunities in our Defense/Security/Aerospace sector. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.
From time to time, our customers, including formerly significant customers, have been affected by merger and acquisition activity. While these transactions may present Plexus with opportunities to capture new business, they also create the risk that these customers will partially or completely disengage as a result of transitioning such business to other contract manufacturers or deciding to manufacture the products internally.

Instability in the global financial markets and continuing economic weakness may adversely affect our earnings, liquidity and financial condition.
Global financial markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. For example, substantial financial and credit issues have arisen in the European Union as a result of the sovereign debt crisis, currency instability and other factors affecting economies worldwide. The instability of the markets and areas of weakness in the global economy could continue to affect the demand for our customers' products, the amount, timing and stability of their product demand from us, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, our suppliers' and customers' ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. Further, global economic challenges may affect the ability of counterparties to our agreements, including our credit agreement and interest rate swap agreements, to perform their obligations under those agreements. These factors could adversely affect our operations, earnings and financial condition.

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
We have operations in many countries; operations outside of the U.S. in the aggregate now represent a majority of our revenues. We also purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability, including significant drug cartel-related violence in Juarez, Mexico

•	transportation delays or interruptions

•	exchange rate fluctuations

•	changes in labor markets, such as government mandated wage increases, and difficulties in appropriately staffing and managing personnel in multiple cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, applicable to companies with global operations

•	significant natural disasters and other events or factors impacting local infrastructure

•	the effects of international political developments and

•	regulatory requirements and potential changes to those requirements.
We continue to monitor our risk associated with foreign currency translation and have entered into limited forward contracts to address this risk. As our international operations expand, our failure to appropriately address foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows.
In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers, as well as government imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in that program or our failure to comply with its requirements.

Our customers do not make long-term commitments and may cancel or change their production requirements.
EMS companies must respond quickly to the requirements of their customers in both design and production. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change engineering or other service requirements, change production quantities, delay production or revise their forecasts for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred and may continue to occur.
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
Our business model focuses on products and services in the mid-to-lower-volume, higher-mix segment of the EMS market. Our customers’ products typically require significant production and supply-chain flexibility, necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, highly regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. Relative to many of our competitors that manufacture more standardized products with larger production runs, our business model requires a greater degree of attention and resources, including working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory, and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations. If we fail to effectively manage our business model, we may lose customer confidence and our reputation may suffer. The Company’s reputation is the foundation of our relationships with key stakeholders. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to maintain or expand business opportunities could be impaired and our financial results could suffer on a going-forward basis.
In addition, the complexity of our service model often results in complex and challenging contractual obligations as well as commitments from us to our customers. If we fail to meet those obligations, it could result in claims against us and/or affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.

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
Also, there are inherent risks associated with the timing and ultimate realization of a new program’s anticipated revenue; these factors can sometimes extend for a significant period. Some new programs require us to devote significant capital and personnel resources to new technologies and competencies; in addition, as a result of production startup costs, new programs are inherently less efficient in their earlier phases than mature programs. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals and/or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s requirements, could result in lost financial opportunities and adversely affect our results of operations.

Our manufacturing services involve inventory risk.
Most of our contract manufacturing services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts and/or orders. Suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory and require customers to reimburse us for these items, we may not actually be reimbursed timely or be able to collect on these obligations. Excess or obsolete inventory, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.
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
Expansion can inherently include additional costs and start-up inefficiencies. During fiscal 2012, we opened a new manufacturing facility in Malaysia (Penang), entered into a strategic arrangement with Kontron and further expanded our employment in Germany (Darmstadt). We expect to open a new manufacturing facility in China (Xiamen) in the first half of fiscal 2013. In addition, in the second half of fiscal 2012, construction began on a facility in Romania (Oradea) to replace a leased facility and on a new manufacturing facility in the U.S. (Neenah, Wisconsin) to replace two existing leased facilities. We anticipate that both of these facilities will open in the second half of fiscal 2013. If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:

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

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity and/or employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges.
In addition, to meet our customers’ needs, particularly when the production requirements of certain products is site-specific, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location.

Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences and/or further developments affecting our deferred tax assets could affect our results.
The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply and would risk adverse tax consequences if we do not. The expiration of the tax holiday in China is not expected to have a material impact on the effective tax rate. However, the Company cannot provide assurances as to the effect and will continue to monitor the projected impact.
Given the scope of our international operations and our international tax arrangements, proposed changes to the manner in which U.S. based multinational companies are taxed in the U.S. could have a material impact on our operating results and competitiveness. In addition, other recently adopted or potential changes to tax laws in the other jurisdictions in which we operate could also affect our results.
Plexus is eligible for up to $15 million in Wisconsin state tax credits in connection with the construction of our new manufacturing facility in Neenah, if we meet certain requirements related to, among other matters, job creation and retention, employee training and capital investment. If we do not comply with these requirements, we may not be able to realize all, or any, of these tax credits. As of September 29, 2012, approximately $1.0 million has been recognized as a miscellaneous receivable related to the credits.
The Company reviews the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. In the fourth quarter of fiscal 2012, as a result of a reduction in forecasted near term profitability in the AMER region, we established a valuation allowance resulting in an additional tax provision of approximately $22.8 million, with an offset to other comprehensive income of $2.2 million, for a net deferred tax asset reduction of $20.6 million. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of an additional valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made.

We and our customers are subject to increasingly extensive government regulations, customer-driven and industry standards and third party certification requirements.
We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business. These regulations and standards affect the sectors we serve and every aspect of our, and our customers’, business, including our labor, employment, workplace safety, environmental, sourcing and import/export practices, as well as many other facets of our operations. In addition, as a result of customer requirements and the need to enhance our competitive position, we seek to obtain and maintain various certifications from third parties relating to our quality systems and standards. The regulatory climate in the U.S. and other countries has become increasingly complex and regulatory activity has increased in recent periods, which can affect both our operations as well as the opportunities in the markets we serve due to the effects on our customers and their end users. The regulatory climate can itself affect the demand for our services, and our failure to comply with regulations and certifications, as well as customer-driven and industry standards, could seriously affect our operations, customer relationships, reputation and profitability.
Our Healthcare/Life Sciences sector is subject to substantial government regulation, primarily from the federal Food and Drug Administration (“FDA”) and similar regulatory bodies in other countries. We must comply with statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production. The FDA also has the authority to require repair or replacement of equipment, or the refund of the cost of a device manufactured or distributed by our customers. Violations may lead to penalties or shutdowns of a program or a facility. Failure or noncompliance could have an adverse effect on our reputation as well as our results of operations. In addition, government reimbursement rates and other regulations, as well as the financial health of health care providers, and pending changes in how health care in the U.S. is structured, including as a result of the Affordable Care Act, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in this sector as well as impact our margins.
We also design and manufacture products for customers in the defense and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of State, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries. Products for the military are also subject to continued testing of their operations in the field and changing military operational needs, which could affect the possibility and timing of future orders. Failure to comply with related requirements and regulations, including the International Traffic in Arms Regulation, the Export Administration Regulation, the Foreign Assets Control Regulation and the Federal Acquisition Regulation, could result in fines, penalties, injunctions, criminal prosecution, and an inability to participate in contracts with the government or their contractors, any of which could materially affect our financial condition and results of operations.
The end markets for most of our customers in the Networking/Communications sector are subject to regulation by the Federal Communications Commission, as well as by various governmental agencies. The policies of these agencies can directly affect both the near-term and long-term demand and profitability of the sector and therefore directly impact the demand for products that we manufacture.
At the corporate level, as a publicly-held company, we are subject to increasingly stringent laws, regulation and other requirements, including those resulting from the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, affecting, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting; for instance, the SEC recently adopted disclosure requirements related to the use of specified minerals ("conflict minerals") that are necessary to the functionality or production of products manufactured, or contracted to be manufactured by publicly-held companies. Our failure to comply with these requirements could materially affect our reputation, financial condition and results of operations.
Governments worldwide are becoming increasingly aggressive in enforcing and adopting anti-corruption laws. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the China Anti-Unfair Competition Law, among others, apply to us and our operations. These requirements result in compliance costs, and the failure to comply with these requirements could result in substantial further costs and/or fines to us as well as affect our reputation.

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
Our customers are also required to comply with various government regulations, legal requirements, industry standards and certification requirements, including many of the industry-specific regulations discussed above. Our customers' failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for these customers and create inefficiencies in our business.
In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Our compliance with these procedures or standards could be costly, and our failure to comply could result in the loss of business with such customers, damage to our reputation and/or have a material adverse affect on our business, financial condition and results of operations.

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
Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new design, assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements, and our need to maintain our personnel and other resources during times of fluctuating demand, could have an adverse effect on our business.

An inability to successfully manage the procurement, development, implementation, or execution of information systems, or to adequately maintain these systems and their security, may adversely affect our business.
As a global company with a complex business model, we heavily depend on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. In addition, our failure to maintain adequate data security for both our and our customers’ financial, product and other information, could substantially affect our business, compliance with regulations and reputation in the industry.

Start-up costs and inefficiencies related to new, recent or transferred programs can adversely affect our operating results.
In the current environment, our revenue growth has been heavily biased toward ramping new program wins as compared to end-market growth of mature programs. The management of resources in connection with the establishment of new or recent programs and customer relationships, as well as program transfers between facilities, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new products and programs, which lack a track record of order volume and timing as well as production efficiencies in the early stages. We are managing a number of new programs at any given time; therefore, we are exposed to these factors in varying magnitudes. In addition, if any of these programs or customer relationships were terminated, our operating results could worsen, particularly in the short term.
The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct these transfers on a regular basis to meet customer needs, seek long-term efficiencies or respond to market conditions, as well as due to facility openings and closures. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
While these factors tend to affect new, recent or transferred programs, they can also impact more mature, or maturing programs and customer relationships, especially programs where end-market demand can be somewhat volatile.

We may experience raw material and component shortages and price fluctuations.
We do not have any long-term supply agreements. At various times, including fiscal 2012, we have experienced raw material and component shortages due to supplier capacity constraints or their failure to deliver. Periodic shortages are expected to occur in the future. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict, natural disasters, economic recession and other localized events. We rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
In addition, raw materials and components that are delivered to us may not meet our specifications or other quality criteria. Certain materials provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims.
Raw material and component supply shortages and delays in deliveries can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in raw material or component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, as a result of our pricing strategies and practices, raw material and component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.

There may be problems with the products we design or manufacture that could result in liability claims against us and reduced demand for our services.
The products that we design and/or manufacture may be subject to liability or claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ specifications, many of which are highly complex, and produce products for industries, such as health care, defense and aerospace, that tend to have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design and/or manufacturing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes or a component defect, may result in delayed shipments to customers and/or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product and/or injury to person or property.
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
The EMS industry is highly competitive and has become more so as a result of economic challenges affecting the industry and the economy as a whole. We compete against numerous EMS providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and may choose to manufacture products themselves rather than outsource that process. Consolidations and other changes in the EMS industry result in a changing competitive landscape.
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

We depend on our workforce, including certain key personnel, and the loss of key personnel or other personnel disruptions, including the inability to hire and retain sufficient personnel, may harm our business.
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
In addition, when we expand operations in either existing areas or new locations, including internationally, we need to attract and retain the services of sufficient qualified personnel to conduct those operations. If we fail to retain and maintain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities we may be subject to local labor practices or union activities, wage pressure and changing wage requirements, increasing health care costs, differing employment laws and regulations in various countries, local competition for employees as well as high turnover, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results.

Natural disasters and other events outside our control, and the ineffective management of such events, may harm our business.
Some of our facilities are located in areas that may be impacted by natural disasters, including hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism, breaches of security and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
We have increased our borrowings in recent years. However, we cannot be certain that our existing credit facilities will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. In addition, as a consequence of the turmoil in the global financial markets and banking systems, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations.
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

We may fail to successfully complete future acquisitions, as well as strategic arrangements, and may not successfully integrate acquired businesses or recognize the anticipated benefits, which could adversely affect our operating results.
We have previously grown, in part, through acquisitions and strategic arrangements. If we were to pursue future growth through acquisitions, this would involve significant risks that could have a material adverse effect on us. These risks include:

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
In fiscal 2012, we pursued growth through a strategic arrangement with Kontron AG ("Kontron"), as previously disclosed. Our results may be adversely affected if this arrangement does not deliver the expected revenues and/or margins.

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
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 3.2 million square feet of capacity. This includes approximately 1.7 million square feet in the Americas region (“AMER”), approximately 1.3 million square feet in the Asia-Pacific region (“APAC”) and approximately 0.2 million square feet in the Europe, Middle East, and Africa region (“EMEA”). Approximately 0.2 million square feet of this capacity is subleased. Our facilities as of September 29, 2012, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Neenah, Wisconsin (1)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Buffalo Grove, Illinois (1)	Manufacturing/Warehouse	189,000	Leased
Xiamen, China (1,3)	Manufacturing/Office	124,000	Leased
Hangzhou, China	Manufacturing	106,000	Leased
Neenah, Wisconsin	Engineering/Office	105,000	Owned
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Oradea, Romania (1,4)	Manufacturing/Office	66,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Fremont, California	Manufacturing	46,000	Leased
Galashiels, Scotland (5)	Manufacturing/Warehouse/Office	43,000	Leased
Neenah, Wisconsin	Warehouse	39,000	Leased
Louisville, Colorado	Engineering	27,000	Leased
Raleigh, North Carolina	Engineering	25,000	Leased
Darmstadt, Germany	Engineering	16,000	Leased
Livingston, Scotland	Engineering	4,000	Leased
San Diego, California (2)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)	This building is subleased and no longer used in our operations.

(3)	Lease renewal was signed for the office portion of the lease in April 2012 and runs through April 2014.

(4)
Lease renewal was signed in January 2012 and runs through May 2013. We are currently in negotiations to extend the lease through July 2013 to coincide with the expected completion of the new facility noted below.

(5)	Lease renewal was signed in March 2012 and runs through March 2013.
In fiscal 2012, we began construction of an additional manufacturing facility in Xiamen, China, which is expected to be completed during the first quarter of fiscal 2013. We also began construction of a larger facility in Oradea, Romania to replace the leased buildings, which we expect to be completed in the third quarter of fiscal 2013. Finally, we began construction of a larger facility in Neenah, Wisconsin to replace two leased manufacturing buildings, which we expect to be completed late in fiscal 2013.
The Company completed construction of an additional manufacturing facility in Penang, Malaysia during the first quarter of fiscal 2012.
The Company sold a property previously utilized for office and warehouse in Neenah, Wisconsin during the third quarter of fiscal 2012.

ITEM 3.	LEGAL PROCEEDINGS

We were notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of our import activities during fiscal 2008 and of our processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus' report. In August 2012, CBP issued its final determination of duties and fees owed by Plexus. We have paid into a CBP-maintained escrow account the duties and fees claimed by CBP, pending a ruling from CBP Headquarters which could reduce the duties and fees owed by Plexus. Plexus has implemented improved processes and procedures and has reviewed these corrective measures with CBP. We recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. The accrual has been reduced to reflect our payment into the CBP escrow account.  At this time, we do not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company's consolidated financial position, results of operations or cash flows. As a result of the anticipated resolution of this matter, we do not intend to further report on it absent material developments.
The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	54	President, Chief Executive Officer and Director
Ginger M. Jones	48	Senior Vice President and Chief Financial Officer
Michael D. Buseman	51	Executive Vice President - Global Manufacturing Operations
Steven J. Frisch	46	Regional President - Plexus EMEA and Senior Vice President - Global Engineering Services
Todd P. Kelsey	47	Executive Vice President - Global Customer Services
Yong Jin Lim	52	Regional President - Plexus APAC
Joseph E. Mauthe	50	Senior Vice President - Global Human Resources
Angelo M. Ninivaggi	45	Senior Vice President, General Counsel, Corporate Compliance Officer and Secretary
Michael T. Verstegen	54	Senior Vice President - Global Market Development
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
Steven J. Frisch joined Plexus in 1990 and began serving as Regional President – Plexus EMEA in 2010. Mr. Frisch has also served as Senior Vice President – Global Engineering Solutions since 2007. Previously, he served as Vice President of Plexus Technology Group’s Raleigh and Livingston Design Centers from 2002 to 2007.
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

Joseph E. Mauthe joined Plexus in 2007, began serving as Vice President – Global Human Resources in 2008 and was named a Senior Vice President in 2011. Prior to joining Plexus, Mr. Mauthe served as Senior Director, Human Resources and various other positions for Kimberly-Clark Corporation from 1984 to 2007.
Angelo M. Ninivaggi joined Plexus in 2002 and was named as Vice President, General Counsel and Secretary in 2006. Since 2007, Mr. Ninivaggi has also served as Corporate Compliance Officer and was named a Senior Vice President in 2011.
Michael T. Verstegen joined Plexus in 1983, serving in various engineering positions, and has served as Senior Vice President, Global Market Development since 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
For the fiscal years ended September 29, 2012 and October 1, 2011, the Company’s common stock has traded on the NASDAQ Stock Market, in the NASDAQ Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended September 29, 2012			Fiscal Year Ended October 1, 2011
	High	Low		High	Low
First Quarter	$29.03	$21.06	First Quarter	$33.75	$26.70
Second Quarter	$38.50	$27.03	Second Quarter	$35.25	$26.50
Third Quarter	$35.48	$26.69	Third Quarter	$38.71	$30.53
Fourth Quarter	$34.24	$26.40	Fourth Quarter	$35.03	$21.34
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the NASDAQ Stock Market Index for U.S. Companies and the NASDAQ Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 29, 2007, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Comparison of Cumulative Total Return

DOLLARS
140
120
100
80
60
40
20
0
2007
2008
2009
2010
2011
2012
Plexus
Nasdaq-US
Nasdaq-Electronics

	2007	2008	2009	2010	2011	2012
Plexus	$100	$79	$93	$110	$83	$111
NASDAQ-US	100	82	78	91	95	125
NASDAQ-Electronics	100	72	71	76	68	76

Shareholders of Record; Dividends
As of November 14, 2012, there were approximately 600 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

Issuer Purchases of Equity Securities
On October 23, 2012, the Company's Board of Directors approved a share repurchase program that authorizes Plexus to repurchase up to $50 million of its common stock. However, Plexus did not repurchase any shares of its common stock in fiscal 2012.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Operating Statement Data	September 29, 2012		October 1, 2011		October 2, 2010		October 3, 2009		September 27, 2008
Net sales	$2,306,732		$2,231,232		$2,013,393		$1,616,622		$1,841,622
Gross profit	219,913		214,742		206,922		154,776		205,761
Gross margin percentage	9.5%		9.6%		10.3%		9.6%		11.2%
Operating income	104,159		101,179		99,652		53,067	(2)	102,827	(3)
Operating margin percentage	4.5%		4.5%		4.9%		3.3%		5.6%
Net income	62,089	(1)	89,256		89,533		46,327	(2)	84,144	(3)
Earnings per share (diluted)	$1.75	(1)	$2.30		$2.19		$1.17	(2)	$1.92	(3)
Cash Flow Statement Data
Cash flows provided by operations	$157,503		$158,451	*	$(7,639)	*	$170,296		$64,181
Capital equipment additions	63,697		70,819	*	65,073	*	57,427		54,329
Balance Sheet Data
Working capital	$616,666		$553,893		$523,472		$459,113		$439,077
Total assets	1,408,199		1,304,525		1,290,379		1,022,672		992,230
Long-term debt and capital lease obligations, net of current portion	260,211		270,292		112,466		133,163		154,532
Shareholders’ equity	649,022		558,882		651,855		527,446		473,945
Return on invested capital (4)	15.5%	(1)	15.6%		19.5%		13.2%		20.1%
Inventory turnover ratio	4.6	x	4.4	x	3.7	x	4.5	x	4.8	x

(1)
In fiscal 2012, we established a valuation allowance against our U.S. deferred tax assets resulting in an additional tax provision of approximately $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income) and a decrease in diluted earnings per share of $0.64. Return on invested capital excludes the $20.6 million net deferred tax asset reduction.

(2)
In fiscal 2009, we recorded goodwill impairment charges related to our United Kingdom operations of $5.7 million. In addition, we recorded pre-tax restructuring costs totaling $2.8 million which related primarily to the reduction of workforce in the United States and Mexico as well as fixed assets written down related to the closure of our Ayer, Massachusetts ("Ayer") facility. A favorable tax adjustment of approximately $1.4 million, primarily related to the conclusion of federal and state audits, was also recorded.

(3)	In fiscal 2008, we recorded pre-tax restructuring costs totaling $2.1 million which related primarily to the closure of our Ayer facility and the reduction of our workforce in Mexico.

(4)
The Company defines return on invested capital as tax-effected annualized operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents.

* Amounts have been revised to adjust the prior classification, as discussed in Note 16 in Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas ("AMER"), Europe, Middle East and Africa ("EMEA") and Asia-Pacific ("APAC") regions. Customer service is provided to over 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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
Beginning in fiscal 2013, we renamed our Medical market sector as the Healthcare/Life Sciences market sector. This change stems from our evolving strategy and enhanced capabilities within this market and reflects the industry's progression to holistic patient care. We believe Healthcare/Life Sciences more accurately defines this growing industry and aligns with our existing and targeted customer base.
The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Part I, Item 1A herein.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data for fiscal 2012, 2011 and 2010 (dollars in millions, except per share data):

	2012		2011	2010
Net sales	$2,306.7		$2,231.2	$2,013.4
Gross profit	219.9		214.7	206.9
Gross margin	9.5%		9.6%	10.3%
Operating income	104.2		101.2	99.7
Operating margin	4.5%		4.5%	4.9%
Net income	62.1	*	89.3	89.5
Earnings per share (diluted)	$1.75	*	$2.30	$2.19
Return on invested capital	15.5%		15.6%	19.5%

*See Note 7 in Notes to Consolidated Financial Statements for discussion regarding the fiscal 2012 valuation allowance for deferred tax assets on page 56.

Net sales. Net sales for fiscal 2012 increased $75.5 million, or 3.4 percent, as compared to fiscal 2011. The net sales increase resulted from higher net sales in all of our market sectors, except for a decrease in the networking/communications sector. The net sales increase primarily related to the continued ramp of production for a significant industrial/commercial sector customer and $81.9 million of incremental revenue from the previously announced strategic arrangement with Kontron (the "Kontron arrangement"), as well as program ramps from several other existing customers. These increases in net sales were partially offset by decreased sales in the networking/communications sector due to lower end-market demand and the two previously announced customer disengagements due to the acquisition of such customers. See below regarding an intended disengagement by Juniper, our largest customer.
Net sales for fiscal 2011 increased $217.8 million, or 10.8 percent, as compared to fiscal 2010. The net sales increase resulted from higher net sales in all of our market sectors, except for a decrease in the networking/communications sector. The net sales increase primarily related to the ramp of production for a then-newer industrial/commercial sector customer. Net sales to Juniper increased as a result of improved end-market demand for the mix of Juniper products we produce as well as new product launches. Overall, we had net sales increases spread across new and existing customers in both the industrial/commercial and healthcare/life sciences sectors during fiscal 2011, which were partially offset by the two customer disengagements noted above in the networking/communications market sector.
Our net sales by market sector for fiscal 2012, 2011 and 2010 were as follows (in millions):

Market Sector	2012	2011	2010
Networking/Communications	$903.6	$1,029.9	$1,100.0
Industrial/Commercial	670.8	528.0	359.0
Healthcare/Life Sciences	494.4	470.2	399.3
Defense/Security/Aerospace	237.9	203.1	155.1
	$2,306.7	$2,231.2	$2,013.4

Networking/Communications. Net sales for the networking/communications sector decreased $126.3 million for fiscal 2012 compared to fiscal 2011. The decline in the sector was primarily the result of the impact from the prior year disengagement of two significant customers noted above of approximately $74.9 million and overall unfavorable end-market trends reflecting global economic uncertainty. Net sales to Juniper did not change significantly from fiscal 2011.
Net sales for the networking/communications sector decreased $70.1 million for fiscal 2011 compared to fiscal 2010. The decline in the sector was a result of the disengagements and end-market trends noted above. Net sales to Juniper in fiscal 2011 increased as a result of improved end-market demand for the mix of Juniper products we produce as well as new product launches.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $142.8 million for fiscal 2012 compared to fiscal 2011. The increase was primarily attributable to the continued ramp of a significant customer and $81.9 million of incremental revenue related to the Kontron arrangement, as well as the addition of a new customer in this sector.
Net sales for the industrial/commercial sector increased $169.0 million for fiscal 2011 compared to fiscal 2010. The increase in the sector was a result of the ramp of production for the significant customer noted above.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $24.2 million for fiscal 2012 compared to fiscal 2011. The increase was primarily due to market share gain and new programs with existing customers.
Net sales for the healthcare/life sciences sector increased $70.9 million for fiscal 2011 compared to fiscal 2010. The increase was due to higher overall end-market demand in the market sector.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $34.8 million for fiscal 2012 compared to fiscal 2011. The increase was primarily due to stronger end-market demand in the aerospace market as well as the addition of a new customer in this sector.
Net sales for the defense/security/aerospace sector increased $48.0 million for fiscal 2011 compared to fiscal 2010. The increase in the sector was primarily due to increased demand from an existing customer as a result of new program wins and a program ramp for a new customer.

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Juniper	16%	17%	16%
Top 10 customers	60%	55%	57%
On November 5, 2012, Juniper notified us that it will disengage with Plexus. The specific timing of the transition of the Juniper business from Plexus is not known at this time, although it is currently expected to occur by the end of fiscal 2013.  The Company is currently evaluating the financial, operational and other impacts of the disengagement.
Gross profit. For fiscal 2012, gross profit increased $5.2 million compared to fiscal 2011 primarily due to the net sales increase. The increase was partially offset by increased fixed expenses related to higher headcount to support the revenue growth, costs related to the addition of a fourth facility in Penang, Malaysia of approximately $5.9 million, transition costs due to the Kontron arrangement, and an unfavorable change in customer mix. Customer mix negatively impacted gross profit due to a higher portion of sales from new programs, which tend to be inherently less profitable during early production stages than mature programs. Gross profit was also negatively impacted by escalated pricing pressure, particularly in our networking/communications sector. These factors led to the reduction in gross margin from 9.6 percent for fiscal 2011 to 9.5 percent for fiscal 2012.

For fiscal 2011, gross profit increased $7.8 million compared to fiscal 2010 primarily due to increased net sales in all of our market sectors except networking/communications, driven by demand from new and existing customers across the majority of our market sectors, partially offset by unfavorable changes in customer mix, which together accounted for approximately $32.4 million of the net increase in gross profit. This increase was partially offset by an increase in fixed manufacturing costs due to increased headcount expenses to support revenue growth of approximately $15.5 million. Fixed costs also grew as a percentage of sales as a result of expansion in our APAC and EMEA regions as they ramped to capacity, as well as the underutilization of two AMER facilities, due to the disengagement of a significant customer and the slower ramp of a significant customer, increased depreciation expense of $5.5 million due to the expansions mentioned above, and the effect of the non-recurrence of a $3.2 million benefit in the first quarter of fiscal 2010 from a litigation settlement. These factors led to the reduction in gross margin from 10.3 percent for fiscal 2010 to 9.6 percent for fiscal 2011.
Operating income. For fiscal 2012, operating income increased $3.0 million compared to fiscal 2011. The operating income increase reflected the $5.2 million increase in gross profit described above, partially offset by a $2.2 million increase in selling and administrative expenses (“S&A”). The dollar increase in S&A is primarily due to a $1.5 million increase in stock-based compensation expense, $1.3 million of amortization expense resulting from an intangible asset related to the Kontron arrangement, and an increase in other personnel expenses. These increases were partially offset by approximately $2.4 million of recoveries of receivables previously at risk. As a result of the factors discussed above, for fiscal 2012 compared to fiscal 2011, operating margin remained at 4.5 percent.
For fiscal 2011, operating income increased $1.5 million compared to fiscal 2010. The operating income increase reflected the $7.8 million increase in gross profit described above, partially offset by a $6.3 million increase in S&A. The increase in S&A expenses was due to increased employee compensation and relocation expense of approximately $8.1 million as a result of higher headcount to support revenue growth, as well as higher stock-based compensation expense of approximately $1.1 million. These increases were partially offset by approximately $4.1 million of lower variable incentive compensation in fiscal 2011 as compared to fiscal 2010. The above factors led to a reduction of operating margin to 4.5 percent for fiscal 2011 from 4.9 percent for fiscal 2010.

Other income (expense). Other expense increased to $12.9 million for fiscal 2012 from $9.1 million for fiscal 2011. The increase in expense was largely due to $4.4 million of increased interest expense primarily related to the $175 million of borrowings under the Note Purchase Agreement that the Company entered into during the third quarter of fiscal 2011, as discussed in "Liquidity and Capital Resources" below.
Other expense for fiscal 2011 decreased to $9.1 million from $9.2 million in fiscal 2010. This change was driven by the favorable fluctuation in foreign currency transactions of $2.4 million, partially offset by increased interest expense of $2.1 million, primarily related to the $175 million of borrowings noted above, which we entered into during the third quarter of fiscal 2011, as discussed in “Liquidity and Capital Resources” below.

Income taxes. Income taxes and effective annual income tax rates for fiscal 2012, 2011 and 2010 were as follows (dollars in millions):

	2012	2011	2010
Income tax expense, as reported	$29.1	$2.8	$0.9
Effective annual tax rate, as reported	31.9%	3.1%	1.0%

Income tax expense for fiscal 2012 increased to $29.1 million compared $2.8 million for fiscal 2011 and $0.9 million for fiscal 2010, as a result of the increase in our effective tax rate. These rates primarily vary from the U.S. statutory rate of 35 percent as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia, where we derive a significant portion of our earnings. The effective tax rate for fiscal 2012 is significantly higher than the effective rate for fiscal 2011 primarily as a result of the additional valuation allowance recorded on deferred tax assets in the U.S. of $22.8 million, which is discussed further below. The fiscal 2012 effective tax rate, adjusted for the valuation allowance to 7%, and the effective tax rate for fiscal 2011 were higher than the effective tax rate for 2010 primarily as a result of increased profitability in the U.S. tax jurisdiction. Our effective tax rate could fluctuate in the future depending on the geographic distribution of our worldwide earnings.
During the preparation of the Company's fiscal 2012 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our deferred tax assets, consistent with the provisions of ASC Topic 740, “Income Taxes.” Under these accounting rules, the weight given to positive and negative evidence is proportionate with the extent to which the evidence may be objectively verified. It is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objectively verifiable negative evidence of recent financial reporting losses. Accordingly, as of September 29, 2012, the Company established an additional valuation allowance of $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income) against our U.S. deferred tax assets. This was based on the significant negative evidence of the Company's U.S. cumulative loss position and the deterioration of our forecasts late in the fourth quarter of fiscal 2012 for fiscal 2013, which has impacted forecasted profitability in the near term in the AMER region.
We currently expect the annual effective tax rate for fiscal 2013 to be approximately 6 to 8 percent. The rate is consistent with the fiscal 2012 rate before the effects of the valuation allowance are taken into account.
The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. The expiration of the tax holiday in China is not expected to have a material impact on the effective tax rate. However, we cannot provide any assurances as to the effect and will continue to monitor the projected impact. In fiscal 2012, 2011 and 2010, these subsidiaries generated income, which resulted in tax reductions of approximately $17.5 million ($0.50 per basic share), $21.7 million ($0.57 per basic share) and $23.0 million ($0.58 per basic share), respectively.
Net Income.  Primarily as a result of the valuation allowance adjustment discussed above, net income for fiscal 2012 decreased by $27.2 million, or 30.4 percent, to $62.1 million from fiscal 2011. Excluding the valuation allowance adjustment, net income was $84.9 million, a decrease of $4.4 million, or 4.9 percent from fiscal 2011 as a result of higher fixed expenses and increased interest expense, partially offset by the effect of higher net sales.
Primarily as a result of lower gross margins and increases to income tax expense, net income for fiscal 2011 decreased by $0.3 million, or 0.3 percent, to $89.3 million from fiscal 2010.
Diluted earnings per share. Diluted earnings per share decreased to $1.75 for fiscal 2012 from $2.30 for fiscal 2011 primarily as a result of the valuation allowance adjustment discussed above. Excluding the valuation allowance adjustment, diluted earnings per share increased to $2.39 for fiscal 2012. The increase in diluted earnings per share excluding the valuation allowance adjustment was primarily due to the effect of a decrease in diluted weighted average shares outstanding as a result of our share repurchases completed late in fiscal 2011, partially offset by lower net income.
Diluted earnings per share increased to $2.30 for fiscal 2011 from $2.19 for fiscal 2010. The increase in diluted earnings per share was primarily due to the effect of a decrease in diluted weighted average shares outstanding as a result of our share repurchases completed in fiscal 2011, partially offset by the slight decrease in net income previously noted.
Return on Invested Capital (“ROIC”). We use a 5-10-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), a 10% gross margin target and a 5% operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 15%.
We review our internal calculation of WACC annually, and our estimated WACC was 12.5 percent for fiscal 2012. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 15.5% (excluding $20.6 million net deferred tax asset reduction), 15.6% and 19.5% for fiscal 2012, 2011 and 2010, respectively. The decrease from fiscal 2011 to fiscal 2012 was due primarily to slightly lower tax-effected annualized operating income as a result of a higher effective tax rate. See the table below for our calculation of ROIC (dollars in millions):

	2012	2011	2010
Operating income (tax effected)	$96.9	$98.1	$98.7
Average invested capital	623.0	627.6	506.6
After-tax ROIC	15.5%	15.6%	19.5%
We define ROIC as tax-effected annualized operating income divided by average invested capital over a rolling five-quarter period for the fiscal year. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Non-GAAP financial measures, including ROIC, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide ROIC because we believe it offers insight into the metrics that are driving management decisions because we view ROIC as an important measure in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation.
For a reconciliation of ROIC to our financial statements that were prepared using GAAP, see exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
REPORTABLE SEGMENTS
A further discussion of our fiscal 2012, 2011 and 2010 financial performance by reportable segment is presented below (in millions):

	2012	2011	2010
Net sales:
AMER	$1,255.9	$1,304.9	$1,244.7
APAC	1,110.4	1,063.1	925.4
EMEA	95.4	92.2	72.6
Elimination of inter-segment sales	(155.0)	(229.0)	(229.3)
	$2,306.7	$2,231.2	$2,013.4
Operating income (loss):
AMER	$91.1	$68.7	$74.4
APAC	101.9	118.1	114.8
EMEA	(2.3)	(3.0)	(1.8)
Corporate and other costs	(86.5)	(82.6)	(87.7)
	$104.2	$101.2	$99.7
Americas (AMER):
Net sales for fiscal 2012 decreased $49.0 million, or 3.8 percent, from fiscal 2011, primarily as a result of decreased end-market demand in the networking/communications sector, which included the loss of two significant networking/communications customers, one as a result of a previously announced customer disengagement and the other as a result of a drop in end-market demand for the mix of products we produce for that customer. These decreases were partially offset by the ramp of production for our significant industrial/commercial sector customer and the addition of a new customer in this sector as well. Net sales to Juniper did not change significantly from fiscal 2011. Operating income for fiscal 2012 increased $22.4 million from fiscal 2011 due to a favorable customer mix, an increase in engineering design and services profitability of approximately $5.1 million and $2.4 million of recoveries of receivables previously at risk.
Net sales for fiscal 2011 increased $60.2 million, or 4.8 percent, from fiscal 2010, which reflected the ramp of production for our newer industrial/commercial sector customer. Net sales to Juniper also increased as a result of improved end-market demand for the mix of Juniper products we produce in the region as well as new product launches. These increases were offset by reduced net sales to two significant networking/communications customers, as noted above. Operating income for fiscal 2011 decreased $5.7 million from fiscal 2010 due to fiscal 2010 benefiting from a $3.2 million litigation settlement, as well as unfavorable changes in customer mix in fiscal 2011.
Asia-Pacific (APAC):
Net sales for fiscal 2012 increased $47.3 million, or 4.4 percent, from fiscal 2011. This growth reflected incremental revenue from the Kontron arrangement of approximately $81.9 million as well as higher net sales to multiple customers across our market sectors. These increases were partially offset by decreased net sales from the previously announced disengagement of one customer in the networking/communications sector and a decline in end-market demand for the mix of products we produce for another customer in this sector as well for an industrial/commercial sector customer. Operating income decreased $16.2 million in fiscal 2012 as compared to fiscal 2011, primarily as a result of costs related to the addition of a fourth facility in Penang, Malaysia of approximately $5.9 million, increased expenses related to higher headcount to support capacity investments, transition costs for the Kontron arrangement and escalated pricing pressure.
Net sales for fiscal 2011 increased $137.7 million, or 14.9 percent, from fiscal 2010. This growth reflected higher net sales to multiple customers across our market sectors as well as increased demand from a new customer in the industrial/commercial sector. These increases were partially offset by decreases in net sales from the previously announced disengagement of one customer in the networking/communications sector as well as a drop in end-market demand for the mix of products we produce for an additional networking/communications customer. Operating income improved $3.3 million in fiscal 2011 as compared to fiscal 2010, primarily as a result of the net sales growth, partially offset by unfavorable changes in customer mix and higher fixed expenses.
Europe, Middle East and Africa (EMEA):
Net sales for fiscal 2012 increased $3.2 million, or 3.5 percent, from fiscal 2011. The increase in net sales was driven primarily by the addition of new customers in each of our market sectors, partially offset by decreased net sales to an industrial/commercial customer as a result of reduced end-market demand for the mix of products we produce for that customer. Operating results improved in the current year as compared to the prior year due to increased profitability in Romania based on the mix of customers and increased leverage at the facility.
Net sales for fiscal 2011 increased $19.6 million, or 27.2 percent, from fiscal 2010. The change in net sales was driven by higher demand from two existing customer programs as well as the ramp of production for two new customers. Operating results were lower in fiscal 2011 as compared to fiscal 2010 due to increased operating costs from our Romania facility and our new engineering facility in Darmstadt, Germany.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $297.6 million as of September 29, 2012 compared to $242.1 million as of October 1, 2011. The increase in the balance of our cash and cash equivalents was due primarily to cash generated from operations, partially offset by cash used for the Kontron arrangement, capital expenditures and payments on debt.
As of September 29, 2012, approximately two-thirds of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.

Cash Flows. The table below shows a summary of cash flows for fiscal 2012 and 2011 (in millions):

	2012	2011	2010
Cash provided by (used in) operating activities	$157.5	$158.5	$(7.6)
Cash used in investing activities	$(92.2)	$(68.7)	$(64.8)
Cash used in (provided by) financing activities	$(10.8)	$(37.0)	$2.3
Operating Activities. Cash flows provided by operating activities were $157.5 million for fiscal 2012, as compared to cash flows provided by operating activities of $158.5 million for fiscal 2011. Cash flows provided by operating activities decreased slightly due to lower net income, partially offset by overall improved working capital management.
Cash flows provided by operating activities were $158.5 million for fiscal 2011, as compared to cash flows used in operating activities of $(7.6) million for fiscal 2010. During fiscal 2011, the increase in cash flows provided by operating activities was primarily the result of improvements in working capital management.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	September 29, 2012	October 1, 2011	October 2, 2010
Days in accounts receivable	49	48	51
Days in inventory	78	85	90
Days in accounts payable	(58)	(57)	(66)
Days in cash deposits	(6)	(6)	(5)
Annualized cash cycle	63	70	70

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended September 29, 2012 increased by one day compared to the three months ended October 1, 2011, primarily due to the timing of net sales at the end of the current year period.
Days in inventory for the three months ended September 29, 2012 decreased by seven days compared to the three months ended October 1, 2011, due to our efforts to actively manage inventory levels down with the assistance of our customers, while continuing to meet our customers’ needs for flexibility and agility as well as support revenue growth.
Days in accounts payable for the three months ended September 29, 2012 increased by one day compared to the three months ended October 1, 2011, primarily due to the timing of the purchases during the quarter.
Days in cash deposits for the three months ended September 29, 2012 were consistent with the three months ended October 1, 2011 at six days.
We calculate cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. As of September 29, 2012 cash cycle days decreased by seven days compared to October 1, 2011 due to the factors noted above.

Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, increased for fiscal 2012, to $93.8 million, as compared to FCF of $87.6 million for fiscal 2011. Better management of working capital partially offset by lower net income led to this improvement for fiscal 2012.
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

Below is a reconciliation of FCF to our financial statements that was prepared using GAAP for fiscal 2012 and 2011 (in millions):

	2012	2011	2010
Cash provided by operating activities	$157.5	$158.4	$(7.6)
Capital expenditures	(63.7)	(70.8)	(65.1)
Free cash flow	$93.8	$87.6	$(72.7)

Investing Activities. Cash flows used in investing activities totaled $92.2 million for fiscal 2012 as compared to cash flows used in investing activities of $68.7 million for fiscal 2011. Cash flows used in investing activities increased primarily due to the expenditure of $34.2 million of cash related to the Kontron arrangement in fiscal 2012. Cash flows used in investing activities for fiscal 2011 increased slightly from fiscal 2010 to $68.7 million primarily due to capital expenditures for new facilities in Penang, Malaysia and Xiamen, China.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2012. We currently estimate capital expenditures for fiscal 2013 to be approximately $100 million. A significant portion of the fiscal 2013 capital expenditures is anticipated to be used for the construction of our previously announced manufacturing facilities in Neenah, Wisconsin and Oradea, Romania to replace leased buildings in both locations. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required, although we can provide no assurances.
Financing Activities. Cash flows used in financing activities totaled $10.8 million for fiscal 2012, as compared to cash flows used in financing activities of $37.0 million for fiscal 2011. Cash flows used in financing activities for fiscal 2012 were comprised primarily of payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options. Cash flows used in financing activities for fiscal 2011 were comprised primarily of repurchases of common stock and payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options. Cash flows provided by financing in fiscal 2010 were primarily due to proceeds from the exercise of stock options, partially offset by payments on our term debt and capital leases.

On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility potentially may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding as of May 15, 2012) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013, and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began June 29, 2012 and end on March 28, 2013. The final $75 million payment is due on May 15, 2017.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 29, 2012, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.20% as of September 29, 2012.
During the third quarter of fiscal 2011, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) for $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”). We issued $100 million in principal amount of the Notes on April 21, 2011, and the remaining $75 million on June 15, 2011.
The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of September 29, 2012, we were in compliance with all debt covenants.

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
On October 23, 2012, the Company received approval from the Board of Directors for a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. It is anticipated that this program will be funded with existing cash and is expected to be executed quarterly, on a relatively consistent basis, during fiscal 2013.

Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months and for the foreseeable future. Further, $160 million of committed credit is currently available under the Credit Facility, with another $100 million potentially available pursuant to the increase option. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current uncertainty of the credit and financial markets, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

Additionally, the Company enters interest rate swaps and foreign currency derivatives to hedge against variable cash flows. All derivatives are recognized on the Consolidated Balance Sheets at their estimated fair value. The Company does not enter into derivatives for speculative purposes. See Note 6 - Derivatives and Fair Value Measurements for further details.

During the second quarter of fiscal 2011, we entered into two separate treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then forecasted issuance of the Notes using a treasury lock transaction. The fixed interest rates for each of these contracts are 2.77% and 2.72%, respectively, with a notional value of $150 million. On April 4, 2011, we entered into a final treasury rate lock hedge transaction for the remaining $25 million of exposure at a rate of 2.88%. On April 8, 2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and we received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 29, 2012 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter

Long-Term Debt Obligations (1,2)	$326.0	$20.4	$25.6	$98.8	$181.2
Capital Lease Obligations	15.8	3.9	8.1	3.8	—
Operating Lease Obligations	34.3	11.9	16.0	4.7	1.7
Purchase Obligations (3)	386.7	381.6	4.6	0.2	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	8.9	0.9	1.9	1.0	5.1
Other Long-Term Liabilities not on the Balance Sheet (5)	69.9	67.9	2.0	—	—
Total Contractual Cash Obligations	$841.6	$486.6	$58.2	$108.5	$188.3

1)
During the third quarter of fiscal 2012, we entered into the Credit Facility and immediately funded a term loan for $90 million. As of September 29, 2012, the outstanding balance was $82.5 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

2)
During the third quarter of fiscal 2011, we entered into the Note Purchase Agreement and issued $175.0 million in principal amount of notes. As of September 29, 2012, the outstanding balance was $175.0 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

3)	As of September 29, 2012, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of September 29, 2012, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.6 million, as of September 29, 2012, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of September 29, 2012, other long-term obligations not on the balance sheet consisted of commitments to build new manufacturing facilities in Neenah, Wisconsin and Oradea, Romania as well as a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause. We did not have, and were not subject to, any lines of credit, standby letters of credit, guarantees, standby repurchase obligations, other off-balance sheet arrangements or other commercial commitments that we believe are material.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2012, there were no material changes to these policies. Our more critical accounting policies are noted below:
Stock-Based Compensation – The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of operations over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. We continue to use the Black-Scholes valuation model to value stock options. See Note 10 in Notes to Consolidated Financial Statements for further information.

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
Derivatives and Hedging Activities – All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income”, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in the “Accumulated other comprehensive income” accounts within shareholders’ equity. See Note 6 – Derivatives and Fair Value Measurements for further details.
Income Taxes – The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Accordingly, the Company does not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In the fourth quarter of fiscal 2012, as a result of a reduction in forecasted near term profitability in the AMER region, we established a valuation allowance resulting in an additional tax provision of approximately $22.8 million, with an offset to other comprehensive income of $2.2 million, for a net additional allowance amount of $20.6 million.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Description of Business and Significant Accounting Policies," in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks.
Foreign Currency Risk
We do not use derivative financial instruments for speculative purposes. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges. Our international operations create potential foreign exchange risk. We enter into forward contracts to hedge a portion of our foreign currency denominated transactions in our APAC reportable segment, as described in Note 6, "Derivatives and Fair Value Measurements," to Notes to Consolidated Financial Statements.
Our percentages of transactions denominated in currencies other than the U.S. dollar for fiscal 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Net Sales	5%	6%	5%
Total Costs	14%	14%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 29, 2012, a 10 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and short-term investments as well as debt, which are sensitive to changes in interest rates. We consider the use of interest-rate swaps based on existing market conditions. We have entered into interest rate swaps for $82.5 million in term loans, as described in Note 6, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. As is common with these types of agreements, our interest rate swaps are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.

The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents and short-term investments in a variety of highly rated securities, money market funds and certificates of deposit and limit the amount of principal exposure to any one issuer.
Our only material interest rate risk as of September 29, 2012, is associated with our Credit Facility under which we borrowed $90 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, thus eliminating much of our interest rate risk. A 10 percent change in the weighted average interest rate on our average long-term borrowings would have had only a nominal impact on interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Part IV, Item 15 on page 40.

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
Management’s Annual Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of September 29, 2012, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of September 29, 2012, the Company’s internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 29, 2012, as stated in their report included herein on page 42.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement.
Equity Compensation Plan Information
The following table gives aggregate information regarding grants under all Plexus equity compensation plans through September 29, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1stcolumn)
Equity compensation plans approved by securityholders	3,536,990	$28.86	2,667,669
Equity compensation plans not approved by securityholders	—	n/a	—
Total	3,536,990	$28.86	2,667,669

(1)
Represents options, stock-settled stock appreciation rights (“SARs”) and restricted stock units ("RSUs"), and unrestricted stock awards ("SAs") granted under the Plexus Corp. 2008 Long-Term Incentive Plan, or its predecessors, the 2005 Equity Incentive Plan, the 1998 Stock Option Plan and the 1995 Directors’ Stock Option Plan, all of which were approved by shareholders. No further awards may be made under the predecessor plans.

(2)	The weighted average exercise prices excludes RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the following list of Financial Statements and Financial Statement Schedule on page 41.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 29, 2012

Contents	Pages

Report of Independent Registered Public Accounting Firm	42

Consolidated Financial Statements:

Consolidated Statements of Operations for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010	43

Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011	44

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010	45

Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010	68
NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 29, 2012 and October 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 19, 2012

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010
(in thousands, except per share data)

	2012	2011	2010
Net sales	$2,306,732	$2,231,232	$2,013,393
Cost of sales	2,086,819	2,016,490	1,806,471
Gross profit	219,913	214,742	206,922
Operating expenses:
Selling and administrative expenses	115,754	113,563	107,270
Operating income	104,159	101,179	99,652
Other income (expense):
Interest expense	(16,064)	(11,649)	(9,589)
Interest income	1,761	1,367	1,436
Miscellaneous income (expense)	1,375	1,206	(1,062)

Income before income taxes	91,231	92,103	90,437

Income tax expense	29,142	2,847	904

Net income	$62,089	$89,256	$89,533

Earnings per share:
Basic	$1.78	$2.34	$2.24
Diluted	$1.75	$2.30	$2.19

Weighted average shares outstanding:
Basic	34,874	38,063	40,051
Diluted	35,529	38,800	40,831
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 29, 2012 and October 1, 2011
(in thousands, except per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$297,619	$242,107
Accounts receivable, net of allowances of $1,011 and $3,256, respectively	323,210	284,019
Inventories	457,691	455,836
Deferred income taxes	2,232	15,750
Prepaid expenses and other	15,785	10,858

Total current assets	1,096,537	1,008,570

Property, plant and equipment, net *	265,191	247,816
Deferred income taxes	4,335	12,470
Other *	42,136	35,669

Total assets	$1,408,199	$1,304,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,211	$17,350
Accounts payable	341,276	307,152
Customer deposits	36,384	30,739
Accrued liabilities:
Salaries and wages	45,450	42,101
Other	46,550	57,335

Total current liabilities	479,871	454,677

Long-term debt and capital lease obligations, net of current portion	260,211	270,292
Other liabilities	19,095	20,674

Total non-current liabilities	279,306	290,966

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,851 and 48,298 shares issued, respectively, and 35,097 and 34,544 shares outstanding, respectively	489	483
Additional paid-in capital	435,546	415,556
Common stock held in treasury, at cost, 13,754 shares for both periods	(400,110)	(400,110)
Retained earnings	596,913	534,824
Accumulated other comprehensive income	16,184	8,129
	649,022	558,882

Total liabilities and shareholders’ equity	$1,408,199	$1,304,525

The accompanying notes are an integral part of these consolidated financial statements.

* Amounts in the October 1, 2011 balance sheet have been revised to adjust a prior classification, as previously disclosed; see Note 16 for more information.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010
(in thousands)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income	Total
Balances, October 3, 2009	39,548	$470	$366,371	$(200,110)	$356,035	$4,680	$527,446
Comprehensive income:
Net income	—	—	—	—	89,533	—	89,533
Foreign currency translation adjustments	—	—	—	—	—	212	212
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	1,973	1,973
Total comprehensive income							91,718
Stock-based compensation expense	—	—	9,536	—	—	—	9,536
Exercise of stock options, including tax benefits	855	8	23,147	—	—	—	23,155
Balances, October 2, 2010	40,403	478	399,054	(200,110)	445,568	6,865	651,855
Comprehensive income:
Net income	—	—	—	—	89,256	—	89,256
Foreign currency translation adjustments	—	—	—	—	—	1,671	1,671
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	(407)	(407)
Total comprehensive income							90,520
Treasury shares purchased	(6,308)	—	—	(200,000)	—	—	(200,000)
Stock-based compensation expense	—	—	11,041	—	—	—	11,041
Exercise of stock options, including tax benefits	449	5	5,461	—	—	—	5,466
Balances, October 1, 2011	34,544	483	415,556	(400,110)	534,824	8,129	558,882
Comprehensive income:
Net income	—	—	—	—	62,089	—	62,089
Foreign currency translation adjustments	—	—	—	—	—	1,234	1,234
Change in fair market value of derivative instruments, net of tax	—	—	—	—	—	6,821	6,821
Total comprehensive income							70,144
Stock-based compensation expense	—	—	12,535	—	—	—	12,535
Exercise of stock options, including tax benefits	553	6	7,455	—	—	—	7,461
Balances, September 29, 2012	35,097	$489	$435,546	$(400,110)	$596,913	$16,184	$649,022

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 29, 2012, October 1, 2011 and October 2, 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$62,089	$89,256	$89,533
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation *	47,918	46,634	40,020
Amortization of intangibles	1,296	—	—
Gain on sale of property, plant and equipment	(1,353)	(175)	(236)
Stock-based compensation expense	12,535	11,041	9,536
Deferred income taxes	23,758	(3,028)	(3,189)
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(38,577)	28,551	(117,449)
Inventories	24,105	38,152	(169,469)
Prepaid expenses and other *	(9,784)	322	(14,577)
Accounts payable	34,314	(60,705)	122,226
Customer deposits	5,485	3,332	(911)
Accrued liabilities and other	(4,283)	5,071	36,877
Cash flows provided by (used in) operating activities	157,503	158,451	(7,639)
Cash flows from investing activities
Payments for property, plant and equipment *	(63,697)	(70,819)	(65,073)
Proceeds from sales of property, plant and equipment	3,670	2,145	280
Sale of long-term investments	2,000	—	—
Payments for business acquisition, net of cash acquired	(34,155)	—	—
Cash flows used in investing activities	(92,182)	(68,674)	(64,793)
Cash flows from financing activities
Proceeds from debt issuance, net of debt issuance costs	89,082	175,000	—
Purchases of common stock	—	(200,000)	—
Payments on debt and capital lease obligations	(107,354)	(17,420)	(20,899)
Proceeds from exercise of stock options	6,820	6,000	21,040
Minimum tax withholding related to vesting of restricted stock	(1,373)	(534)	—
Income tax benefit of stock option exercises	2,014	—	2,115
Cash flows (used in) provided by financing activities	(10,811)	(36,954)	2,256
Effect of foreign currency translation on cash and cash equivalents	1,002	1,040	38
Net increase (decrease) in cash and cash equivalents	55,512	53,863	(70,138)
Cash and cash equivalents, beginning of year	242,107	188,244	258,382
Cash and cash equivalents, end of year	$297,619	$242,107	$188,244
The accompanying notes are an integral part of these consolidated financial statements.

* Amounts in the 2011 and 2010 statements of cash flows have been revised to adjust a prior classification, as previously disclosed; see Note 16 for more information.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business:  Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) participate in the Electronic Manufacturing Services (“EMS”) industry. Plexus delivers optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA"), and Asia-Pacific ("APAC") regions. Customer service is provided to over 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. The Company's customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of the Company's customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases Plexus provides global logistics management and after-market service and repair. The Company's customers’ products may have stringent requirements for quality, reliability and regulatory compliance. Plexus offers its customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
Consolidation Principles and Basis of Presentation:  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Plexus Corp. and its subsidiaries. All intercompany transactions have been eliminated.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting years for fiscal 2012, 2011 and 2010 each included 364 days.
The Company’s reportable segments consist of the AMER, APAC and EMEA segments. Refer to Note 12, "Reportable Segments, Geographic Information and Major Customers," for further details on reportable segments.
Revision of Prior Period Financial Statements: During the second quarter of fiscal 2012, the Company revised its previously issued financial statements as a result of a correction to the classification of upfront payments made for land use rights in certain foreign countries. Refer to Note 16, "Revision of Prior Period Financial Statements," for further discussion of these revisions.
Cash and Cash Equivalents:  Cash equivalents are highly liquid investments purchased with an original maturity of less than three months and are classified as Level 1 in the fair level hierarchy described below. As of September 29, 2012 and October 1, 2011, cash and cash equivalents were the following (in thousands):

	2012	2011
Cash	$124,648	$93,587
Money market funds and other	172,971	148,520
	$297,619	$242,107
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

Plexus Corp.
Notes to Consolidated Financial Statements

Property, Plant and Equipment and Depreciation:  These assets are stated at cost. Depreciation, determined on the straight-line method, is based on lives assigned to the major classes of depreciable assets as follows:

Buildings and improvements	15-50 years
Machinery and equipment	3-10 years
Computer hardware and software	3-10 years
Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense (see Note 4, "Property, Plant and Equipment") and the financing component of the lease payments is classified as interest expense.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than five percent of total sales for each of fiscal 2012, 2011 and 2010.
Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
Income Taxes:  Deferred income taxes are provided for the difference between the financial statement balance of assets and liabilities and their respective tax basis. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 7, "Income Taxes"). Realization of deferred income tax assets is dependent on the Company’s ability to generate future taxable income. Recognition of deferred income tax assets is evaluated and tax reserves are recorded to address potential exposures related to income tax positions taken by the Company. These reserves are based on the assumptions and past experiences of the Company and provide for the uncertainty surrounding the application of statutes, rules, regulations, and interpretations to its income tax filings. It is possible that the actual costs or benefits relating to these matters may be materially more or less than the amount the Company estimated.
Foreign Currency Translation:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at year-end. The Company translates net sales, expenses and cash flows at the average monthly exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of

Plexus Corp.
Notes to Consolidated Financial Statements

the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Statements of Operations as a component of miscellaneous income (expense). Exchange gains (losses) on foreign currency transactions were $0.2 million, $1.0 million, and $(1.5) million for fiscal 2012, 2011 and 2010, respectively.
Derivatives:  The Company periodically enters into derivative contracts such as foreign currency forwards and interest rate swaps, which are designated as cash flow hedges. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive income” within shareholders’ equity. The Company's interest rate swaps and forward contracts are treated as cash flow hedges and, therefore, $6.8 million, $(0.4) million and $2.0 million were recorded in “Accumulated other comprehensive income” for fiscal 2012, 2011 and 2010, respectively.
Grants from Government Authorities: Grants from governments are recognized at their fair value where there is reasonable assurance that the grant funds will be received and the Company will comply with all attached conditions to the grant.
Government grants relating to property, plant and equipment are recorded as an offset to the carrying value of the related assets at the time of capitalization. Government grants relating to other costs incurred are recognized as an offset to those related costs, for which the grants are intended to compensate for, at the time they are recognized.
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
Accumulated other comprehensive income consists of the following as of September 29, 2012 and October 1, 2011 (in thousands):

	2012	2011
Foreign currency translation adjustments	$12,694	$11,460
Cumulative change in fair market value of derivative instruments, net of tax	3,490	(3,331)
Accumulated other comprehensive income	$16,184	$8,129
The change in fair market value of derivative instruments, net of tax adjustment that is recorded to “Accumulated other comprehensive income” is more fully explained in Note 6, "Derivatives and Fair Value Measurements."
Conditional Asset Retirement Obligations:  The Company recognizes a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The liability is adjusted for any additions or deletions of related property, plant and equipment.
Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments:  Accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of capital lease obligations was approximately $13.7 million and $15.8 million as of September 29, 2012 and October 1, 2011, respectively. The fair value of

Plexus Corp.
Notes to Consolidated Financial Statements

the Company’s long-term debt was $256.8 million and $274.3 million as of September 29, 2012 and October 1, 2011, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt and capital lease obligations (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 6, "Derivatives and Fair Value Measurements."

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
Business and Credit Concentrations:  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and derivative instruments, specifically related to counterparties. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents and derivative instruments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 12, "Reportable Segments, Geographic Information and Major Customers." The Company, at times, requires advanced cash deposits for services performed. The Company also closely monitors extensions of credit.
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
Reclassifications: Certain amounts in prior year periods within financing activities on the Consolidated Statements of Cash Flows were reclassified to conform to current year presentation.
2.    Business Combination

In the second quarter of fiscal 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an adjusted purchase price of $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction has been accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Consolidated Balance Sheets as a result of the arrangement and will be amortized on a straight-line basis over a two year period. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for

Plexus Corp.
Notes to Consolidated Financial Statements

two years. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not have been materially different from reported results.

3.    Inventories
Inventories as of September 29, 2012 and October 1, 2011 consisted of (in thousands):

	2012	2011
Raw materials	$337,657	$337,136
Work-in-process	47,182	46,330
Finished goods	72,852	72,370
	$457,691	$455,836
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 29, 2012 and October 1, 2011 were $34.8 million and $29.8 million, respectively.

4.    Property, Plant and Equipment
Property, plant and equipment as of September 29, 2012 and October 1, 2011, consisted of (in thousands):

	2012	2011
Land, buildings and improvements	$170,557	$143,254
Machinery and equipment	295,548	278,807
Computer hardware and software	85,433	83,373
Construction in progress	39,894	40,553
	591,432	545,987
Less: accumulated depreciation	326,241	298,171
	$265,191	$247,816
Note certain fiscal 2011 property, plant and equipment amounts have been revised as described in Note 16, "Revision of Prior Period Financial Statements."
Assets held under capital leases and included in property, plant and equipment as of September 29, 2012 and October 1, 2011 consisted of (in thousands):

	2012	2011
Buildings and improvements	$23,009	$22,934
Machinery and equipment	1,873	1,802
	24,882	24,736
Less: accumulated amortization	13,909	11,345
	$10,973	$13,391
The building and improvements category in the above table includes a manufacturing facility in San Diego, California, which was closed during fiscal 2003 and is no longer used by the Company. The Company has subleased the facility. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility is approximately $8.4 million as of September 29, 2012.
Amortization of assets held under capital leases totaled $0.8 million, $0.9 million, and $1.0 million for fiscal 2012, 2011 and 2010, respectively. There were $0.1 million capital lease additions in fiscal 2012, $0 million for fiscal 2011 and $0.9 million for fiscal 2010.

As of September 29, 2012 , October 1, 2011 and October 2, 2010, accounts payable included approximately $11.5 million,

Plexus Corp.
Notes to Consolidated Financial Statements

$12.3 million and $6.3 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

5.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 29, 2012 and October 1, 2011, consisted of (in thousands):

	2012	2011
Debt:
Borrowings under term loan, expiring on April 4, 2013, interest rate of base rate or LIBOR rate plus 1.50%. See also Note 6, "Derivatives and Fair Value Measurements."	$—	$97,500
Borrowings under term loan, expiring on May 15, 2017, interest rate of LIBOR rate plus 1.13%. See also Note 6, "Derivatives and Fair Value Measurements."	82,500	—
Borrowings under senior notes, expiring on June 15, 2018, interest rate of 5.20%. See also Note 6, "Derivatives and Fair Value Measurements."	175,000	175,000
Capital lease:
Capital lease obligations for equipment and facilities located in San Diego and Xiamen, China, expiring on various dates through 2017; weighted average interest rate of 10.3% for both fiscal 2012 and 2011, respectively.	12,922	15,142
Less: current portion	(10,211)	(17,350)
Long-term debt and capital lease obligations, net of current portion	$260,211	$270,292
The aggregate scheduled maturities of the Company’s debt obligations as of September 29, 2012, are as follows (in thousands):

2013	$7,500
2014	—
2015	—
2016	—
2017	75,000
Thereafter	175,000

Total	$257,500

The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 29, 2012, are as follows (in thousands):

2013	$3,925
2014	4,019
2015	4,113
2016	3,069
2017	662
Thereafter	—

15,788
Less: interest portion of capital leases	(2,866)

Total	$12,922
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding as of May 15, 2012) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes. Quarterly principal

Plexus Corp.
Notes to Consolidated Financial Statements

repayments of the Credit Facility term loan of $3.75 million per quarter began June 29, 2012 and end on March 28, 2013. The final $75.0 million payment is due on May 15, 2017. As of September 29, 2012, the Company had term loan borrowings of $82.5 million outstanding under the Credit Facility, and the Company had $97.5 million of term loan borrowing outstanding under the Prior Credit Facility as of October 1, 2011. There were no revolving borrowings under either credit facility as of September 29, 2012 and October 1, 2011.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 29, 2012, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.0% or base rate plus 0%. As of September 29, 2012, the Company had a borrowing rate of LIBOR plus 1.13%. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of September 29, 2012.

In connection with the Credit Facility, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the five-year term of the Credit Facility.
During the third quarter of fiscal 2011, the Company entered into a Note Purchase Agreement with certain institutional investors and issued $175 million in principal of 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). The Company had $175 million principal of Notes outstanding as of both September 29, 2012 and October 1, 2011. The Note Purchase Agreement includes operational and financial covenants which include a maximum total leverage ratio, a minimum interest coverage ratio and restrictions on additional indebtedness, liens and dispositions, all as defined in the Note Purchase Agreement. As of September 29, 2012, the Company was in compliance with all such covenants.
Cash paid for interest in fiscal 2012, 2011 and 2010 was $16.4 million, $8.6 million and $9.2 million, respectively.

6.    Derivatives and Fair Value Measurements
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
The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $54.1 million as of September 29, 2012. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $1.1 million asset as of September 29, 2012, and a $1.5 million liability as of October 1, 2011.
The Company entered into three interest rate swap contracts related to the $150 million in term loans under its Prior Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts continued into the Credit Facility and pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the Prior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $1.7 million liability as of September 29, 2012 and a $5.2 million liability as of October 1, 2011. As of September 29, 2012, the total remaining combined notional amount of the Company’s three interest rate swaps was $82.5 million.
The Company’s Mexican operations were parties to forward exchange contracts all of which were settled as of the third quarter of fiscal 2012. The total fair value of these forward contracts was a $1.0 million liability as of October 1, 2011.

During the second quarter of fiscal 2011, the Company entered into forward exchange contracts to fix the exchange rates on

Plexus Corp.
Notes to Consolidated Financial Statements

foreign currency cash used to pay for capital expenditures related to the construction of the Company’s fourth facility in Malaysia; these contracts were settled as of the end of the first quarter of fiscal 2012. The total fair value of these forward contracts was a $0.1 million liability as of October 1, 2011.
During fiscal 2011, the Company entered into treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on the then-forecasted issuance of $175 million of fixed rate debt using a treasury lock transaction. During the third quarter of fiscal 2011, when the fixed interest rate for the debt issuance was determined, all treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$1,715	$3,493
Interest rate swaps		$—	$—	Other liabilities	$—	$1,746
Forward contracts	Prepaid expenses and other	$1,095	$—	Current liabilities – Other	$—	$2,544

The Effect of Derivative Instruments on the Statements of Operations for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative(Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Interest rate swaps	$(40)	$(510)	Interest income (expense)	$(3,564)	$(4,310)	Other income (expense)	$—	$—
Forward contracts	$3,021	$(1,468)	Selling and administrative expenses	$(597)	$3,423	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$2,281	Interest income (expense)	$320	$125	Other income (expense)	$—	$—

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of the Company’s derivatives as of September 29, 2012, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

	Fair Value Measurements Using Input Levels Asset/ (Liability) (in thousands):
Fiscal year ended September 29, 2012	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$(1,715)	$—	$(1,715)
Forward currency forward contracts	$—	$1,095	$—	$1,095

Fiscal year ended October 1, 2011
Derivatives
Interest rate swaps	$—	$(5,239)	$—	$(5,239)
Forward currency forward contracts	$—	$(2,544)	$—	$(2,544)
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

7.    Income Taxes
The domestic and foreign components of income (loss) before income taxes for fiscal 2012, 2011 and 2010 consisted of (in thousands):

	2012	2011	2010
U.S.	$8,371	$(9,449)	$(7,742)
Foreign	82,860	101,552	98,179
	$91,231	$92,103	$90,437
Income tax expense (benefit) for fiscal 2012, 2011 and 2010 consisted of (in thousands):

	2012	2011	2010
Current:
Federal	$—	$—	$—
State	131	3	74
Foreign	5,253	5,872	4,019
	5,384	5,875	4,093
Deferred:
Federal	18,950	(1,649)	(1,029)
State	4,784	(484)	(459)
Foreign	24	(895)	(1,701)
	23,758	(3,028)	(3,189)
	$29,142	$2,847	$904

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Operations for fiscal 2012, 2011 and 2010:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	—	—	0.6
State income taxes, net of federal income tax	0.2	(0.3)	(0.3)
Foreign tax rate differences	(27.5)	(34.5)	(36.3)
Valuation reserve for deferred tax assets	26.5	1.4	0.9
Other, net	(2.3)	1.5	1.1
Effective income tax rate	31.9%	3.1%	1.0%
The Company recorded income tax expense of $29.1 million, $2.8 million and $0.9 million for fiscal 2012, 2011 and 2010, respectively. The increase to the income tax expense recorded in fiscal 2012 as compared to fiscal 2011 and fiscal 2010 is the result of the Company recording an additional valuation allowance against the U.S. deferred tax assets based on the significant negative evidence of the Company's U.S. cumulative loss position and the deterioration of its forecasts late in the fourth quarter of fiscal 2012 for fiscal 2013, which has impacted forecasted profitability in the near term in the AMER region. Plexus believes the cumulative losses for the previous three fiscal years are a significant factor in establishing such an allowance coupled with the lesser weight of evidence pertaining to longer range forecasts. As the weight given to the positive and negative evidence is proportionate with the extent to which the evidence may be objectively verified, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objectively verifiable negative evidence of recent financial reporting losses. Accordingly, the Company, based on the weight of the available positive and negative evidence, established an additional valuation allowance of $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income) on the U.S deferred tax assets as of September 29, 2012.
The components of the net deferred income tax asset as of September 29, 2012 and October 1, 2011, consisted of (in thousands):

	2012	2011
Deferred income tax assets:
Loss/credit carryforwards	$12,175	$10,263
Goodwill	2,024	2,787
Inventories	4,870	6,961
Accrued benefits	17,768	16,001
Allowance for bad debts	322	1,149
Interest rate swaps	664	2,031
Other	4,735	4,406
Total gross deferred income tax assets	42,558	43,598
Less valuation allowance	(27,087)	(5,116)
Deferred income tax assets	15,471	38,482
Deferred income tax liabilities:
Property, plant and equipment	7,404	9,552
Other	1,500	710
	8,904	10,262
Net deferred income tax asset	$6,567	$28,220

As discussed above, during fiscal 2012 the Company established a full valuation allowance of $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income, for a net deferred tax asset reduction of $20.6 million) against the U.S. net deferred assets. In addition, during fiscal 2012 the Company added valuation allowances of $0.9 million and $0.4 million in Germany and Romania, respectively, to offset the increase in net deferred tax assets in those jurisdictions which, more likely than not, will not be realized. In fiscal 2011 and fiscal 2010 the Company added valuation allowances of $0.3

Plexus Corp.
Notes to Consolidated Financial Statements

million and $0.2 million in the United Kingdom, respectively, and $0.9 million and $0.6 million in Romania, respectively.

During the fiscal year ended September 29, 2012, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in 2024 and 2013, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2012, 2011 and 2010, these subsidiaries generated income, which resulted in tax reductions of approximately $17.5 million ($0.50 per basic share), $21.7 million ($0.57 per basic share) and $23.0 million ($0.58 per basic share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $467.1 million as of September 29, 2012. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.
As of September 29, 2012, the Company had approximately $78.9 million of state net operating loss carryforwards that expire between fiscal 2013 and 2032, which also have a full valuation allowance against them.
As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company recorded a valuation allowance for state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable. As of the end of fiscal 2012 there was a valuation allowance of $2.3 million for federal and state taxes against the amount of net operating loss and credit carryforwards related to tax deductions in excess of compensation expense for stock options.
Cash paid for income taxes in fiscal 2012 and 2010 was $9.0 million and $3.5 million, respectively. Cash refund for income taxes in fiscal 2011 was $2.2 million.
The Company has approximately $7.6 million of uncertain tax benefits as of September 29, 2012. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) to the extent that payment is not anticipated within one year. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

Balance at beginning of fiscal 2011	$5,944
Gross increases for tax positions of prior years	191
Gross increases for tax positions of the current year	1,225
Gross decreases for tax positions of prior years	—
Settlements	—
Balance at beginning of fiscal 2012	$7,360
Gross increases for tax positions of prior years	243
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	—
Settlements	—
Balance at September 29, 2012	$7,603
Approximately $6.5 million and $6.3 million, respectively of the balance as of September 29, 2012, and October 1, 2011 would reduce the Company’s effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.9 million, $0.7 million and $0.5 million as of September 29, 2012, October 1, 2011 and October 2, 2010, respectively. The Company recognized $0.2 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Operations for the fiscal year ended September 29, 2012.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows. The Company is currently under examination by taxing authorities in the U.S.

Plexus Corp.
Notes to Consolidated Financial Statements

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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2008-2012
Germany	2009-2012
Mexico	2006-2012
Romania	2009-2012
United Kingdom	2007-2012
United States
Federal	2007-2012
State	2001-2012

8.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Earnings:
Net income	$62,089	$89,256	$89,533

Basic weighted average common shares outstanding	34,874	38,063	40,051
Dilutive effect of stock options	655	737	780
Diluted weighted average shares outstanding	35,529	38,800	40,831
Earnings per share:
Basic	$1.78	$2.34	$2.24
Diluted	$1.75	$2.30	$2.19
In fiscal 2012, 2011 and 2010, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 1.4 million, 1.3 million and 1.2 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of our common shares and, therefore, their effect would be antidilutive.

9.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021. Rent expense under all operating leases for fiscal 2012, 2011 and 2010 was approximately $14.2 million, $12.8 million and $11.8 million, respectively. Renewal and purchase options are available on certain of these leases.

Future minimum annual payments on operating leases are as follows (in thousands):

2013	$11,883
2014	9,911
2015	6,109
2016	3,569
2017	1,204
Thereafter	1,670

$34,346

10.    Benefit Plans
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. Effective January 1, 2010, the Company began matching employee contributions up to 4 percent of eligible earnings. Previously, the Company matched employee contributions up to 2.5 percent of eligible earnings. The Company’s contributions for fiscal 2012, 2011 and 2010 totaled $6.9 million, $5.8 million and $4.9 million, respectively.
Stock-based Compensation Plans: The Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), which was last approved by shareholders in February 2011, is a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), unrestricted stock awards (“SAs”) and performance stock awards, in addition to cash incentive awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, cash incentive awards of up to $4.0 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for stock options, SARs, RSUs and other awards under the 2008 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued.
The 2008 Plan replaced the shareholder-approved 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan constituted a stock-based incentive plan for the Company and included provisions by which the Company could grant stock-based awards to directors, executive officers and other officers and key employees. The exercise price of each stock option granted must not have been less than the fair market value on the date of grant. The 2005 Plan terminated upon the approval of the 2008 Plan, except that outstanding awards continue until exercise, expiration or forfeiture.
Individual stock option and SARs grants are determined annually, but granted on a quarterly basis. However, grants of RSUs are generally made only on an annual basis. Beginning in fiscal 2011, the Company discontinued the use of long-term cash awards and increased the number of RSUs to provide equivalent value.
Options and SAs issued to the members of the Board of Directors in fiscal 2012, 2011 and 2010 vested immediately on the date of grant.
In fiscal 2012, under the 2008 Plan, the Company granted options to purchase 0.3 million shares of the Company’s common stock and 0.2 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.3 million shares of common stock, and the Committee granted SAs for 6.0 thousand shares of common stock.
In fiscal 2011, under the 2008 Plan, the Company granted options to purchase 0.3 million shares of the Company’s common stock and 0.3 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.1 million shares of common stock, and the Committee granted SAs for 10.0 thousand shares of common stock.
In fiscal 2010, under the 2008 Plan, the Company granted options to purchase 0.3 million shares of the Company’s common stock and 0.3 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.1 million shares of common stock and long-term cash awards that totaled $0.9 million, and the Committee granted SAs for 16.0 thousand shares of common stock.
The Company recognized $12.5 million, $11.0 million, and $9.5 million of compensation expense associated with stock

Plexus Corp.
Notes to Consolidated Financial Statements

options, SARs, RSUs and SAs for fiscal 2012, 2011 and 2010, respectively. The related deferred tax benefit recognized was $0.0 million, $3.7 million, and $3.2 million for fiscal 2012, 2011 and 2010, respectively.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 3, 2009	3,618	$25.34

Granted	603	32.29
Cancelled	(122)	34.18
Exercised	(910)	25.80
Outstanding as of October 2, 2010	3,189	$26.18

Granted	641	31.01
Cancelled	(110)	34.87
Exercised	(501)	20.78
Outstanding as of October 1, 2011	3,219	$27.69

Granted	518	30.24
Cancelled	(105)	34.44
Exercised	(561)	22.36
Outstanding as of September 29, 2012	3,071	$28.86	$13,275

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value(in thousands)
Exercisable as of:
October 2, 2010	2,365	$25.37
October 1, 2011	2,383	$26.38
September 29, 2012	2,327	$28.32	$12,024
Included in the stock option and SAR activity table above are 0.2 million, 0.3 million and 0.3 million SARs, which were granted in fiscal 2012, 2011 and 2010, respectively.
The following table summarizes outstanding stock option and SAR information as of September 29, 2012 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options/SARs Exercisable	Weighted Average Exercise Price
$8.97 - $14.63	249	$13.48	3.7	249	$13.48
$14.64 - $20.95	292	$18.04	3.8	292	$18.04
$20.96 - $29.84	1,155	$25.96	6.1	772	$25.26
$29.85 - $42.52	1,375	$36.38	5.9	1,014	$37.25
$8.97 - $42.52	3,071	$28.86	5.6	2,327	$28.32
The Company continues to use the Black-Scholes valuation model to value options and SARs. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option and SAR lives. The expected option and SARs lives represent the period of time that the options and SARs granted are expected to be outstanding and were based on historical experience.
The weighted average fair value per share of options and SARs granted for fiscal 2012, 2011 and 2010 were $13.13, $13.40 and

Plexus Corp.
Notes to Consolidated Financial Statements

$14.25, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2012	2011	2010
Expected life (years)	4.40 - 5.00	4.40 - 5.00	4.40 - 5.00
Risk-free interest rate	0.57 - 1.09%	1.03 - 2.17%	1.61 - 2.71%
Expected volatility	50 - 51%	49 - 50%	50%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2012, 2011 and 2010 were $4.3 million, $3.6 million and $3.1 million, respectively.
For fiscal 2012, 2011 and 2010, the total intrinsic value of options and SARs exercised was $7.6 million, $6.5 million and $8.5 million, respectively.
As of September 29, 2012, there was $6.3 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.22 years.

A summary of the Company’s RSUs and SAs activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 3, 2009	298	$24.54

Granted	115	33.99
Cancelled	(12)	26.95
Vested	(16)	33.99
Units outstanding as of October 2, 2010	385	$26.90

Granted	155	27.14
Cancelled	(18)	25.92
Vested	(98)	31.27
Units outstanding as of October 1, 2011	424	$26.02

Granted	268	36.68
Cancelled	(26)	33.12
Vested	(200)	25.98
Units outstanding as of September 29, 2012	466	$31.78	$14,247
The Company uses the fair value at the date of grant to value RSUs and SAs. The fair values of RSUs and SAs that vested for fiscal 2012, 2011 and 2010 were $1.4 million, $0.6 million and $0.5 million, respectively. There were 193,684 RSUs and 6,000 SAs that vested during the fiscal year ended September 29, 2012. There were 88,112 RSUs and 10,000 SAs that vested during the fiscal year ended October 1, 2011. There were 16,000 SAs that vested during the fiscal year ended October 2, 2010; there were no RSUs that vested in fiscal 2010.
As of September 29, 2012, there was $9.2 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 2.07 years.
Deferred Compensation Arrangements: The Company has agreements with certain of its former executive officers to provide nonqualified deferred compensation. Under those agreements, the Company agreed to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirements.
The Company has a supplemental executive retirement plan (the “SERP”) as an additional deferred compensation plan for executive officers and other key employees. Under the SERP, a covered executive may elect to defer some or all of the

Plexus Corp.
Notes to Consolidated Financial Statements

participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2012, 2011 and 2010, the Company made contributions to the participants’ SERP accounts in the amount of $0.4 million, $0.3 million and $0.2 million, respectively.
As of September 29, 2012 and October 1, 2011, the SERP assets held in the Trust totaled $7.7 million and $6.2 million, respectively, and the related liability to the participants totaled approximately $4.8 million and $3.9 million as of September 29, 2012 and October 1, 2011, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in non-current “Other assets” and non-current “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
Other: The Company currently does not and is not obligated to provide any postretirement medical or life insurance benefits to employees.

11.    Litigation

Plexus was notified in April 2009 by U.S. Customs and Border Protection (“CBP”) of its intention to conduct a customary Focused Assessment of the Company's import activities during fiscal 2008 and of its processes and procedures to comply with U.S. Customs laws and regulations. During September 2010, the Company reported errors relating to import trade activity from July 2004 to the date of Plexus' report. In August 2012, CBP issued its final determination of duties and fees owed by Plexus. The Company paid into a CBP-maintained escrow account the duties and fees claimed by CBP, pending a ruling from CBP Headquarters which could reduce the duties and fees owed by Plexus. Plexus has implemented improved processes and procedures and has reviewed these corrective measures with CBP. The Company recorded an accrual in other current accrued liabilities in the first quarter of fiscal 2010 when the amount became estimable and probable, which was not material to the financial statements. The accrual has been reduced to reflect the Company's payment into the CBP escrow account.  At this time, Plexus does not believe that any deficiencies in processes or controls or unanticipated costs, unpaid duties or penalties associated with this matter will have a material adverse effect on Plexus or the Company's consolidated financial position, results of operations or cash flows.
In fiscal 2010, the Company incurred approximately $1.1 million of costs relating to non-conforming inventory received from a supplier. The Company reached a settlement with the supplier during the first quarter of fiscal 2011 for $0.9 million, which was received and recorded in selling and administrative expenses in fiscal 2011.
In fiscal 2010, the Company received settlement funds of approximately $3.2 million related to a court case in which the Company was a plaintiff. The settlement related to prior purchases of inventory and therefore was recorded as a reduction of cost of sales.
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

Plexus Corp.
Notes to Consolidated Financial Statements

when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.

Information about the Company’s three reportable segments for fiscal 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011		2010
Net sales:
AMER	$1,255,851	$1,304,885		$1,244,720
APAC	1,110,365	1,063,079		925,391
EMEA	95,360	92,269		72,627
Elimination of inter-segment sales	(154,844)	(229,001)		(229,345)
	$2,306,732	$2,231,232		$2,013,393

Depreciation:
AMER	$14,486	$15,045		$13,658
APAC	23,428	20,723	*	18,404	*
EMEA	3,438	2,947		1,957
Corporate	6,566	7,919		6,001
	$47,918	$46,634		$40,020

Operating income (loss):
AMER	$91,087	$68,725		$74,409
APAC	101,903	118,063		114,760
EMEA	(2,325)	(2,955)		(1,806)
Corporate and other costs	(86,506)	(82,654)		(87,711)
	$104,159	$101,179		$99,652
Capital expenditures:
AMER	$11,532	$12,578		$16,483
APAC	39,321	44,890	*	28,308	*
EMEA	9,863	10,233		1,884
Corporate	2,981	3,118		18,398
	$63,697	$70,819		$65,073

* See Note 16 - "Revision of Prior Period Financial Statements".

	September 29, 2012	October 1, 2011
Total assets:
AMER	$400,643	$451,044
APAC	771,781	631,054
EMEA	88,420	76,365
Corporate	147,355	146,062
	$1,408,199	$1,304,525

Plexus Corp.
Notes to Consolidated Financial Statements

The following enterprise-wide information is provided in accordance with the required segment disclosures for fiscal 2012, 2011 and 2010. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	2012	2011		2010

Net sales:
United States	$1,156,347	$1,192,389		$1,150,207
Malaysia	872,733	836,808		788,189
China	237,632	226,271		137,202
United Kingdom	60,313	75,771		71,519
Mexico	99,504	112,496		94,513
Romania	33,835	16,498		1,108
Germany	1,212	—		—
Elimination of inter-segment sales	(154,844)	(229,001)		(229,345)

	$2,306,732	$2,231,232		$2,013,393

	September 29, 2012	October 1, 2011
Long-lived assets:
United States	$61,269	$55,580
Malaysia	95,907	92,590	*
China	36,737	26,534	*
United Kingdom	9,256	9,259
Mexico	7,368	9,762
Romania	13,586	7,101
Germany	623	643
Other Foreign	5,540	5,479
Corporate	34,905	40,868

	$265,191	$247,816
* See Note 16 - "Revision of Prior Period Financial Statements".
Due to the Company being a contract manufacturer which produces unique products and services related to each contract, it is impracticable to provide revenue by product/service information.
Long-lived assets as of September 29, 2012 and October 1, 2011 exclude other long-term assets and deferred income tax assets which totaled $46.5 million and $48.1 million, respectively.

The percentages of net sales to customers representing 10 percent or more of total net sales for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Juniper Networks, Inc. (“Juniper”)	16%	17%	16%
For our significant customers, we generally manufacture products in more than one location. For example, net sales to Juniper, our largest customer, occur in the AMER and APAC reportable segments. On November 5, 2012, Juniper notified us that they will disengage with Plexus. The specific timing of the transition of the Juniper business from Plexus is not known at this time, although it is currently expected to occur by the end of fiscal 2013.  The Company is currently evaluating the financial statement impact, if any, of the recent notification.

Plexus Corp.
Notes to Consolidated Financial Statements

No customer represented 10 percent or more of total accounts receivable as of September 29, 2012; the percentage of accounts receivable from customers representing 10 percent or more of total accounts receivable as of October 1, 2011 were as follows:

October 1, 2011
Juniper	23%
No other customers represented 10 percent or more of the Company’s total net sales or total accounts receivable balances as of September 29, 2012 and October 1, 2011.

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

Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2012 and 2011 (in thousands):

Limited warranty liability, as of October 2, 2010	$4,055
Accruals for warranties issued during the period	1,714
Settlements (in cash or in kind) during the period	(316)
Limited warranty liability, as of October 1, 2011	5,453
Accruals for warranties issued during the period	649
Settlements (in cash or in kind) during the period	(957)
Limited warranty liability, as of September 29, 2012	$5,145

14.    Shareholders' Equity
During the second quarter of fiscal 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. On August 15, 2011, the Company completed its share repurchase program; a total of 6.3 million shares were purchased at a volume-weighted average of $31.69 per share.

On October 23, 2012, the Company's Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $50 million of its common stock.
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

15.    Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2012 and 2011 consisted of (in thousands, except per share amounts):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Net sales	$529,654	$573,470	$608,819	$594,789		$2,306,732
Gross profit	51,652	54,624	57,393	56,244		219,913
Net income	17,870	19,958	23,533	728	*	62,089

Earnings per share (1):
Basic	$0.52	$0.57	$0.67	$0.02		$1.78
Diluted	$0.51	$0.56	$0.66	$0.02		$1.75

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Net sales	$565,774	$568,145	$559,183	$538,130		$2,231,232
Gross profit	54,910	55,470	54,074	50,288		214,742
Net income	25,033	23,860	22,040	18,323		89,256

Earnings per share (1):
Basic	$0.62	$0.60	$0.60	$0.53		$2.34
Diluted	$0.61	$0.59	$0.58	$0.52		$2.30
(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
*See Note 7 in Notes to Consolidated Financial Statements for discussion regarding the fiscal 2012 valuation allowance recorded for deferred tax assets on page 56.
16.    Revision of Prior Period Financial Statements
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
During the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011, the Company made upfront payments for land use rights in the amount of $9.6 million and $3.2 million, respectively. These payments were classified as capital expenditures within investing activities in the Consolidated Statements of Cash Flows for fiscal 2010 and 2011 and each quarterly period in fiscal 2011. The classification of these payments has been corrected to properly reflect these amounts as operating cash outflows rather than investing cash outflows in the financial information included herein and will be corrected in the relevant periods in future filings. There will also be inconsequential revisions to depreciation and change in prepaid expense and other within the operating activities section of the Consolidated Statements of Cash Flows in future filings. The revised totals for operating cash flows and investing cash flows are $158.5 million and $(68.7) million for fiscal 2011, $(7.6) million and $(64.8) million for fiscal 2010, and $(24.3) million and $(10.0) million, $48.4 million and $(24.2) million, and $64.0 million and $(42.1) million during the three, six, and nine months ended October 1, 2011, respectively.

17.    Subsequent Event

On November 5, 2012, Juniper, the Company's largest customer, notified the Company that it will disengage from Plexus. In fiscal 2012, Juniper's sales approximated 16 percent of consolidated net sales. Sales to Juniper are primarily made from the Company's AMER and APAC segments.  The specific timing of the transition of the Juniper business from Plexus is not known at this time, although it is currently expected to occur by the end of fiscal 2013.  The Company is currently evaluating the financial, operational and other impacts of the disengagement.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 29, 2012, October 1, 2011, and October 2, 2010 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Fiscal Year 2012:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,256	$259	$—	$2,504	*	$1,011
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,116	$21,971	$—	$—		$27,087

Fiscal Year 2011:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,400	$1,863	$—	$7		$3,256
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$1,238	$1,330	$—		$5,116

Fiscal Year 2010:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,000	$550	$—	$150		$1,400
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$—	$—	$—		$2,548
* Amount represents favorable resolution of amounts previously reserved for at the end of the prior year and amounts written off.

Plexus Corp.
Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)

By:	/s/ Dean A. Foate
Dean A. Foate, President and Chief Executive Officer
November 19, 2012
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

*Each of the above signatures is affixed as of November 19, 2012.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended September 29, 2012

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

10.1
Second Amended and Restated Credit Agreement dated as of April 4, 2008 among Plexus Corp., the Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and Bank of Montreal, as Administrative Agent [superseded]
Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 4, 2008

10.2
Credit Agreement, dated as of May 15, 2012, among Plexus Corp. and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, U.S. Bank National Association, as administrative agent, PNC Bank, National Association, as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and U.S. Bank National Association and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (including the related subsidiary guaranty).

Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2012

10.3	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.4	Composite Form of Supplemental Executive Retirement Agreement between Plexus and John Nussbaum, as amended through August 7, 2009*	Exhibit 10.5 to Plexus' Report on Form 10-K for the year ended October 3, 2009

10.5	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus' Report on Form 8-K dated May 15, 2008

10.6	Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.7	Amended and Restated Plexus Corp. 1998 Option Plan* [superseded]	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.8	(a) Summary of Directors’ Compensation (11/12)*		X

	(b) Summary of Directors’ Compensation (11/11)*[superseded]	Exhibit 10.7(a) to Plexus' Report on Form 10-K for the year ended October 1, 2011

	(c) Summary of Directors’ Compensation (11/10)*[superseded]	Exhibit 10.7(a) to Plexus’ Report on Form 10-K for the year ended October 2, 2010

	(d) Plexus Corp. 1995 Directors’ Stock Option Plan*[superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.9	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.10	Plexus Corp. Non-employee Directors Deferred Compensation Plan* (Reflects non-material changes that were finalized in November 2012.)		X

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (Reflects non-material changes that were finalized in November 2012.)		X

10.11(b)	Forms of award agreements thereunder*

(i) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010
	(v) Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

10.12	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 29, 2007

10.13(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.13(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

10.14	Amendment No. 1 to Standard Design-Build Agreement between Plexus Corp. and Miron Construction Co., Inc., dated July 3, 2012 (together with the underlying agreement).	Exhibit 10.1 to Plexus' Report on Form 8-K dated July 3, 2012

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Reconciliation of ROIC to GAAP Financial Statements	X

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management compensatory plans or agreements.