Form 10-K/A
period 2012-09-29
PLEXUS CORP
filed 2012-11-23
CIK 785786

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
Securities registered pursuant to Section 12(g) of the Act:                    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    Ù    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes        No    Ù
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    Ù    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    Ù    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  Ù  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Ù	Accelerated filer
Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    Ù
As of March 31, 2012, 34,976,694 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $34.99 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 405,727 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,209.6 million.
As of November 14, 2012, there were 35,080,850 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2013 Annual
Meeting of Shareholders	Part III

Explanatory Note

     We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, which was filed on November 19, 2012 (the “Original Form 10-K”), to amend and restate Exhibit 23 to correct a clerical error.  This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLEXUS CORP. (Registrant)

By:    /s/ Ginger M. Jones
Ginger M. Jones, Senior Vice President and Chief Financial Officer

November 21, 2012