Form 10-Q
period 2012-12-29
PLEXUS CORP
filed 2013-02-01
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2013, there were 34,775,679 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 29, 2012

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	$530,532	$529,654
Cost of sales	479,370	478,002
Gross profit	51,162	51,652
Selling and administrative expenses	29,678	27,890
Operating income	21,484	23,762
Other income (expense):
Interest expense	(3,720)	(4,060)
Interest income	397	483
Miscellaneous	(475)	(545)
Income before income taxes	17,686	19,640
Income tax expense	1,070	1,770
Net income	$16,616	$17,870
Earnings per share:
Basic	$0.48	$0.52
Diluted	$0.47	$0.51
Weighted average shares outstanding:
Basic	34,836	34,600
Diluted	35,283	35,181
Comprehensive income:
Net income	$16,616	$17,870
Derivative instrument fair market value adjustment—net of income tax	(511)	1,594
Foreign currency translation adjustments	2,625	835
Comprehensive income	$18,730	$20,299
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$274,183	$297,619
Accounts receivable, net of allowances of $1,325 and $1,011, respectively	290,458	323,210
Inventories	480,992	457,691
Deferred income taxes	2,245	2,232
Prepaid expenses and other	19,010	15,785
Total current assets	1,066,888	1,096,537
Property, plant and equipment, net	281,240	265,191
Deferred income taxes	3,980	4,335
Other	41,541	42,136
Total assets	$1,393,649	$1,408,199
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10,310	$10,211
Accounts payable	320,808	341,276
Customer deposits	36,388	36,384
Accrued liabilities:
Salaries and wages	37,772	45,450
Other	45,367	46,550
Total current liabilities	450,645	479,871
Long-term debt and capital lease obligations, net of current portion	259,516	260,211
Other liabilities	18,973	19,095
Total non-current liabilities	278,489	279,306
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,856 and 48,851 shares issued, respectively, and 34,840 and 35,097 shares outstanding, respectively	489	489
Additional paid-in capital	438,379	435,546
Common stock held in treasury, at cost, 14,016 and 13,754 shares, respectively	(406,180)	(400,110)
Retained earnings	613,529	596,913
Accumulated other comprehensive income	18,298	16,184
Total shareholders’ equity	664,515	649,022
Total liabilities and shareholders’ equity	$1,393,649	$1,408,199
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities
Net income	$16,616	$17,870
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	11,957	12,513
Amortization of intangibles	516	—
(Gain) loss on sale of property, plant and equipment	(69)	57
Deferred income taxes	66	570
Stock based compensation expense	2,785	2,675
Changes in operating assets and liabilities:
Accounts receivable	33,365	20,014
Inventories	(22,814)	56
Prepaid expenses and other	(3,047)	(3,834)
Accounts payable	(22,478)	1,752
Customer deposits	(48)	335
Accrued liabilities and other	(8,342)	(22,185)
Cash flows provided by operating activities	8,507	29,823
Cash flows from investing activities
Payments for property, plant and equipment	(25,843)	(22,156)
Proceeds from sales of property, plant and equipment	82	150
Sale of long-term investments	—	2,000
Cash flows used in investing activities	(25,761)	(20,006)
Cash flows from financing activities
Payments on debt and capital lease obligations	(648)	(4,305)
Purchases of common stock	(6,070)	—
Proceeds from exercise of stock options	48	37
Income tax benefit of stock option exercises	—	228
Cash flows used in financing activities	(6,670)	(4,040)
Effect of exchange rate changes on cash and cash equivalents	488	400
Net (decrease) increase in cash and cash equivalents	(23,436)	6,177
Cash and cash equivalents:
Beginning of period	297,619	242,107
End of period	$274,183	$248,284
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 29, 2012 and September 29, 2012, and the results of operations for the three months ended December 29, 2012 and December 31, 2011, and the cash flows for the same three month periods.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.
The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 10, "Business Segments," for further details on reportable segments.

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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $253.4 million and $256.8 million as of December 29, 2012 and September 29, 2012, respectively. The carrying value of the Company’s long-term debt was $257.5 million for both the periods ended December 29, 2012 and September 29, 2012. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 6, "Derivatives and Fair Value Measurements," for further details on derivatives.
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

NOTE 2—BUSINESS COMBINATION

In the second quarter of fiscal 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an adjusted purchase price of $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction has been accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Condensed Consolidated Balance Sheets as a result of the arrangement and is being amortized on a straight-line basis over a two year period. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. Assuming this transaction had been made at the beginning of fiscal 2012, the consolidated pro forma results would not be materially different from reported results.
NOTE 3—INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	December 29, 2012	September 29, 2012
Raw materials	$345,572	$337,657
Work-in-process	52,070	47,182
Finished goods	83,350	72,852
	$480,992	$457,691
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 29, 2012 and September 29, 2012 was $34.6 million and $34.8 million, respectively.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	December 29, 2012	September 29, 2012
Land, buildings and improvements	$186,193	$170,557
Machinery and equipment	301,489	295,548
Computer hardware and software	87,888	85,433
Construction in progress	41,931	39,894
	617,501	591,432
Less: accumulated depreciation	336,261	326,241
	$281,240	$265,191
NOTE 5—DEBT

On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding as of May 15, 2012) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began June 29, 2012 and end on March 28, 2013. The final $75 million payment is due on May 15, 2017. As of December 29, 2012, the Company had term loan borrowings of $82.5 million outstanding and no revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 29, 2012, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00% or base rate plus 0%. As of December 29, 2012, the Company had a borrowing rate of LIBOR plus 1.13%. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of December 29, 2012.

In connection with the Credit Facility, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both December 29, 2012 and September 29, 2012.
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
The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $49.5 million as of December 29, 2012. These forward contracts will fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.7 million asset as of December 29, 2012, and a $1.1 million asset as of September 29, 2012.
The Company entered into three interest rate swap contracts related to the $150 million in term loans under its Prior Credit Facility that had an initial total notional value of $150 million and mature on April 4, 2013. These interest rate swap contracts continued into the Credit Facility and pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the Prior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $1.7 million liability as of both December 29, 2012 and September 29, 2012. As of December 29, 2012 , the total remaining combined notional amount of the Company’s three interest rate swaps was $82.5 million.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1 – Basis of Presentation and Accounting Policies) and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 29, 2012	September 29, 2012		December 29, 2012	September 29, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$1,734	$1,715
Forward contracts	Prepaid expenses and other	$682	$1,095		$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011		December 29, 2012	December 31, 2011
Interest rate swaps	$(805)	$204	Interest income (expense)	$(786)	$(915)	Other income (expense)	$—	$—
Forward contracts	$79	$620	Selling and administrative expenses	$493	$(367)	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$79	$79	Other income (expense)	$—	$—

During fiscal 2011, the Company entered into treasury rate lock hedge contracts to hedge the variability of the fixed interest rate on its issuance of $175 million of fixed rate debt using a treasury lock transaction. During the third quarter of fiscal
2011, when the fixed interest rate for the debt issuance was determined, all three treasury rate lock contracts were settled and the
Company received proceeds of$2.3 million, which is being amortized over the seven year term of the related debt.

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of December 29, 2012, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,734)	$—	$(1,734)
Foreign currency forward contracts	$—	$682	$—	$682
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

NOTE 7—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 29, 2012	December 31, 2011
Basic and Diluted Earnings Per Share:
Net income	$16,616	$17,870
Basic weighted average common shares outstanding	34,836	34,600
Dilutive effect of share-based awards outstanding	447	581
Diluted weighted average shares outstanding	35,283	35,181
Earnings per share:
Basic	$0.48	$0.52
Diluted	$0.47	$0.51
For the three months ended December 29, 2012 and December 31, 2011, stock options and stock-settled stock appreciation rights ("SARS") for approximately 2.1 million and 1.8 million shares, respectively, were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

NOTE 8—STOCK-BASED COMPENSATION
The Company recognized $2.8 million and $2.7 million of compensation expense associated with stock-based awards for the three months ended December 29, 2012 and December 31, 2011, respectively.
The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 9—INCOME TAXES
Income tax expense for the three months ended December 29, 2012 and December 31, 2011 was $1.1 million and $1.8 million, respectively. The effective tax rates for the three months ended December 29, 2012 and December 31, 2011 were 6 percent and 9 percent, respectively. The decrease in the effective tax rate for the current year period compared to the prior year period was primarily due to an increase in income in the APAC segment, which benefits from reduced taxes due to tax holidays. As demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction.
As of December 29, 2012, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions as compared to the fiscal 2012 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three months ended December 29, 2012 and December 31, 2011 was not material.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S. and is not undergoing any tax examinations in any of its major foreign jurisdictions. The U.S. examination may be resolved within the next twelve months. At this time it is not possible to estimate the amount of impact of any changes to previously recorded uncertain tax positions.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three months ended December 29, 2012, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany and Romania and at a certain entity in the United Kingdom, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.

NOTE 10—BUSINESS SEGMENTS
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
Information about the Company’s three reportable segments for the three months ended December 29, 2012 and December 31, 2011, respectively, were as follows (in thousands):

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales:
AMER	$259,024	$320,853
APAC	272,429	234,706
EMEA	28,170	19,462
Elimination of inter-segment sales	(29,091)	(45,367)
	$530,532	$529,654
Operating income (loss):
AMER	$19,278	$23,033
APAC	25,200	22,957
EMEA	(222)	(890)
Corporate and other costs	(22,772)	(21,338)
	$21,484	$23,762
Other income (expense):
Interest expense	$(3,720)	$(4,060)
Interest income	397	483
Miscellaneous	(475)	(545)
Income before income taxes	$17,686	$19,640

	December 29, 2012	September 29, 2012
Total assets:
AMER	$392,151	$400,643
APAC	772,576	771,781
EMEA	93,287	88,420
Corporate	135,635	147,355
	$1,393,649	$1,408,199

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2012 and for the three months ended December 29, 2012 (in thousands):

Limited warranty liability, as of October 1, 2011	$5,453
Accruals for warranties issued during the period	649
Settlements (in cash or in kind) during the period	(957)
Limited warranty liability, as of September 29, 2012	5,145
Accruals for warranties issued during the period	267
Settlements (in cash or in kind) during the period	(35)
Limited warranty liability, as of December 29, 2012	$5,377
NOTE 12—LITIGATION
The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13—CONTINGENCIES

As of December 29, 2012, the Company has approximately $6.9 million of outstanding accounts receivables and inventory related to a customer with poor financial health who has failed to make consistent payments. As of December 29, 2012, the Company had recorded the estimated loss it believes is probable in the allowance for doubtful accounts of $0.7 million. The Company is currently working on a payment plan with the customer. Due to uncertainties in the negotiation process and the financial health of the customer, however, it is at least reasonably possible that management's estimate of the outcome will change in the future; therefore, such additional loss cannot be estimated at this time.
NOTE 14—SHAREHOLDERS’ EQUITY
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of December 29, 2012, the Company has repurchased 0.3 million shares for approximately $6.1 million, at an average price of $23.13 per share. These shares were recorded as treasury stock. As of December 29, 2012, the Company had a commitment of approximately $0.3 million related to the purchase of 13,168 shares, which were purchased before December 29, 2012, but settled after the end of the fiscal first quarter.
NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to disclosures about offsetting assets and liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance will be effective for the Company's 2014 fiscal year.
In June 2011, the FASB issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance as of the first fiscal quarter of 2013 with no impact to the Company's consolidated financial position, results of operations or cash flows, as the guidance only related to the presentation of the Company's financial statement disclosures.
NOTE 16—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
In the second quarter of fiscal 2012, the Company identified prior period errors in its consolidated financial statements related to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows classification of upfront payments made for land use rights. Specifically, the Company had historically accounted for the upfront payments for the land use rights as capital leases within property, plant and equipment and as investing activities in the Condensed Consolidated Statements of Cash Flows. The Company has determined that the upfront payments made for land use rights should have been reflected as an operating lease within other long-term assets on the Condensed Consolidated Balance Sheets and as operating activities within the Condensed Consolidated Statements of Cash Flows. There was no impact of the error corrections on the Consolidated Statements of Operations. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (ASC) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods. The impact of these corrections to the applicable prior periods are reflected in the financial information and notes herein and have been reflected in past filings containing affected financial information. The impact of these revisions on the financial statements included in this filing resulted in a reclassification of approximately $0.1 million of depreciation to prepaid expenses and other on the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this Form 10-Q which are guidance or which are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the effects on Plexus of Juniper Network, Inc.'s ("Juniper's") intended disengagement, including limited visibility as to Juniper's demand during the transition and the timing of disengagement; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our announced plans to replace facilities in Romania and the United States, and other recent, planned and potential future expansions; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed in the Company's Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012).

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

As previously disclosed, on November 5, 2012, Juniper Networks, Inc. ("Juniper")., the Company's largest customer, notified the Company of its intent to disengage from Plexus. As a consequence, later in our fiscal first quarter, the Company and Juniper reached an understanding regarding the timing and other aspects of Juniper's disengagement. Production for Juniper is expected to continue through our third fiscal quarter and will be comprised of both base demand to support Juniper's customer base as well as demand for buffer inventory to facilitate Juniper's transition to other suppliers. We believe that this plan helps mitigate our balance sheet risk as Juniper has agreed to provide cash deposits against related inventory obligations; therefore, we do not expect to incur any material inventory adjustments related to this inventory. We expect to redeploy substantially all standard equipment that we use in manufacturing for Juniper to other customers' projects, with the possibility of up to $0.3 million in impairment costs related to equipment specific to Juniper. We also believe that we will be able to redeploy most of our employees who have supported Juniper; however, as we may need to adjust staffing levels, we currently estimate that we may incur up to $1.0 million of severance and retention costs in the second half of fiscal 2013. Sales to Juniper were 12% of our net sales in the first quarter of fiscal 2013 as compared to 22% in the same period of fiscal 2012.

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein and the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012 and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	$530.5	$529.7
Gross profit	51.2	51.7
Gross margin	9.6%	9.8%
Operating income	21.5	23.8
Operating margin	4.1%	4.5%
Net income	16.6	17.9
Earnings per share (diluted)	$0.47	$0.51
Return on invested capital	12.6%	14.2%
Net sales. For the three months ended December 29, 2012, our net sales increased by 0.2 percent compared to the three months ended December 31, 2011 as a result of approximately $17.8 million of incremental revenue from the Kontron strategic arrangement (the "Kontron arrangement"), as well as the ramp of new programs with existing customers in the healthcare/life sciences and defense/security/aerospace sectors. These increases in net sales were partially offset by soft end-market demand across all sectors, particularly in our networking/communications sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	December 29, 2012	December 31, 2011
Networking/Communications	$198.8	$229.7
Industrial/Commercial	131.0	135.4
Healthcare/Life Sciences	133.0	114.0
Defense/Security/Aerospace	67.7	50.6
	$530.5	$529.7
Networking/Communications. Net sales for the networking/communications sector decreased $30.9 million for the three months ended December 29, 2012 compared to the three months ended December 31, 2011. The decline in the sector was a result of softened end-market demand which resulted in lower product demand-pull in the final weeks of the quarter, as well as a drop in demand from our largest customer.
Industrial/Commercial. Net sales for the industrial/commercial sector decreased $4.4 million for the three months ended December 29, 2012 compared to the three months ended December 31, 2011. The decrease was primarily attributable to weaker demand from a significant customer, partially offset by approximately $17.8 million of incremental revenue related to the Kontron arrangement.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $19.0 million for the three months ended December 29, 2012 compared to the three months ended December 31, 2011. The increase was primarily due to market share gains as well as new program ramps.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $17.1 million for the three months ended December 29, 2012 compared to the three months ended December 31, 2011. The increase was primarily due to growth in new programs for an existing customer.
Gross profit. For the three months ended December 29, 2012, gross profit decreased $0.5 million compared to the three months ended December 31, 2011 primarily due to $2.2 million of higher fixed expenses related to site expansions in Penang, Malaysia, Xiamen, China and Oradea, Romania. The decrease was partially offset by the sale of certain inventory that had previously been written down and a favorable change in customer mix. These factors led to the reduction in gross margin to 9.6 percent for the three months ended December 29, 2012 from 9.8 percent for the three months ended December 31, 2011.
Operating income. For the three months ended December 29, 2012, operating income decreased $2.3 million compared to the three months ended December 31, 2011. The operating income decrease reflected the $0.5 million decrease in gross profit described above, as well as a $1.8 million increase in selling and administrative expenses (“S&A”). The dollar increase in S&A is primarily due to $0.5 million of amortization expense in the current period related to the Kontron arrangement, bad debt expense of $0.4 million and a $0.2 million increase in stock option expense. As a result of the factors discussed above, operating margin was 4.1 percent for the three months ended December 29, 2012 compared to 4.5 percent for the three months ended December 31, 2011.

Other income (expense). Other income (expense) decreased to $3.8 million of expense for the three months ended December 29, 2012 from $4.1 million of expense for the three months ended December 31, 2011. The decrease in expense was primarily due to $0.3 million of lower interest expense related to our term loan.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Effective annual tax rate	6%	9%
Income tax expense decreased to $1.1 million for the three months ended December 29, 2012, as compared to $1.8 million for the three months ended December 31, 2011, as a result of the decrease in our effective tax rate. Our effective tax rate varies from the U.S. statutory rate of 35 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia, where we derive a significant portion of our earnings. The effective tax rate for the three months ended December 29, 2012 is lower than the effective rate for the three months ended December 31, 2011 primarily as a result of increased income in the APAC segment that benefits from reduced taxes due to tax holidays. Our effective tax rate could fluctuate in the future depending on the geographic distribution of our worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2013 is expected to be between 6 percent and 8 percent.
Net income. Primarily as a result of lower gross profit and higher selling and administrative expenses, net income for the three months ended December 29, 2012 decreased by $1.3 million, or 7.3 percent, to $16.6 million from $17.9 million for the three months ended December 31, 2011.
Diluted earnings per share. Diluted earnings per share decreased to $0.47 for the three months ended December 29, 2012, from $0.51 for the three months ended December 31, 2011. The decrease in diluted earnings per share was primarily due to the decrease in net income previously noted.

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
We review our internal calculation of WACC annually, and our estimated WACC is 12 percent for fiscal 2013. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 12.6 percent and 14.2 percent for the three months ended December 29, 2012 and December 31, 2011, respectively. This decrease was due to lower annualized operating income and higher average invested capital (as defined below).
We define ROIC as tax-effected annualized operating income divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales:
AMER	$259.0	$320.9
APAC	272.4	234.7
EMEA	28.2	19.5
Elimination of inter-segment sales	(29.1)	(45.4)
	$530.5	$529.7
Operating income (loss):
AMER	$19.3	$23.0
APAC	25.2	23.0
EMEA	(0.2)	(0.9)
Corporate and other costs	(22.8)	(21.3)
	$21.5	$23.8
Americas (AMER): Net sales for the three months ended December 29, 2012 decreased $61.9 million, or 19.3 percent, as compared to the prior year period due to soft demand across all sectors, particularly in the networking/communications and industrial/commercial sectors. Net sales in the networking/communications sector also decreased due to a drop in demand from Juniper. Operating income for the three months ended December 29, 2012 decreased $3.7 million, or 16.1 percent, as compared to the prior year period, consistent with the decrease in net sales.
Asia Pacific (APAC): Net sales for the three months ended December 29, 2012 increased $37.7 million, or 16.1 percent, as compared to the prior year period primarily due to $17.8 million of incremental revenue from the Kontron arrangement and increased demand from several existing customers in our industrial/commercial and healthcare/life sciences sectors, partially offset by a decrease in the networking/communications sector due to a drop in demand from Juniper. Operating income for the three months ended December 29, 2012 increased $2.2 million, or 9.6 percent, as compared to the prior year period due to increased net sales as described above, partially offset by escalated pricing pressure.

Europe, Middle East, Africa (EMEA): Net sales for the three months ended December 29, 2012 increased $8.7 million, or 44.6 percent, as compared to the prior year period due primarily to a new customer in the networking/communications sector and increased demand in the defense/security/aerospace and healthcare/life sciences sectors. Operating loss for the three months ended December 29, 2012 decreased $0.7 million, or 77.8 percent, as compared to the prior year period due to increased utilization of our Romania facility, as well as increased net sales from our United Kingdom ("UK") facility.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $274.2 million as of December 29, 2012 compared to $297.6 million as of September 29, 2012. The decrease in the balance of our cash and cash equivalents was due primarily to a decrease in cash generated from operations as a result of increased working capital.
As of December 29, 2012, approximately two-thirds of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash provided by operating activities	$8.5	$29.8
Cash used in investing activities	(25.8)	(20.0)
Cash used in financing activities	$(6.7)	$(4.0)
Operating Activities. Cash flows provided by operating activities were $8.5 million for the three months ended December 29, 2012, as compared to cash flows provided by operating activities of $29.8 million for the three months ended December 31, 2011. Cash flows provided by operating activities decreased primarily due to working capital challenges.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 29, 2012	December 31, 2011
Days in accounts receivable	50	46
Days in inventory	92	87
Days in accounts payable	(61)	(57)
Days in cash deposits	(7)	(6)
Annualized cash cycle	74	70
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended December 29, 2012 increased by four days compared to the three months ended December 31, 2011, primarily due to a change in mix to customers with less favorable receivables terms.
Days in inventory for the three months ended December 29, 2012 increased by five days compared to the three months ended December 31, 2011, due to additional inventory on hand as a result of lower customer demand in the first fiscal quarter. We are also ramping new customer manufacturing programs in several sites and have increased inventory to support these ramps.
Days in accounts payable for the three months ended December 29, 2012 increased by four days compared to the three months ended December 31, 2011, primarily due to timing and larger balances related to facility expansions.

Days in cash deposits for the three months ended December 29, 2012 increased by one day compared to the three months ended December 31, 2011.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended December 29, 2012 annualized cash cycle days increased by four days compared to the three months ended December 31, 2011 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the three months ended December 29, 2012, to a utilization of $17.3 million, as compared to FCF provided of $7.6 million for the three months ended December 31, 2011. Increased working capital needs and capital expenditures for footprint expansion in Neenah, Wisconsin and Oradea, Romania were the primary uses of cash.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Three Months Ended
	December 29, 2012	December 31, 2011
Cash provided by operating activities	$8.5	$29.8
Capital expenditures	(25.8)	(22.2)
Free cash flow	$(17.3)	$7.6
Investing Activities. Cash flows used in investing activities totaled $25.8 million for the three months ended December 29, 2012 as compared to cash flows used in investing activities of $20.0 million for the three months ended December 31, 2011. Cash flows used in investing activities increased primarily due to the footprint expansions noted above.
We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2013 to be approximately $100 million of which $25.8 million of expenditures were made in the first quarter of fiscal 2013. A significant portion of the remaining fiscal 2013 capital expenditures is anticipated to be used for the completion of our previously announced manufacturing facilities in Neenah, Wisconsin and Oradea, Romania to replace leased buildings in both locations. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.
Financing Activities. Cash flows used in financing activities totaled $6.7 million for the three months ended December 29, 2012, as compared to cash flows used in financing activities of $4.0 million for the three months ended December 31, 2011. Cash flows used in financing activities for the three months ended December 29, 2012 were comprised primarily of purchases of common stock as part of our stock repurchase program. Cash flows used in financing activities for the three months ended December 31, 2011 were comprised primarily of payments on debt and capital leases.

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
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 29, 2012, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of December 29, 2012.
During the third quarter of fiscal 2011, we issued $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”), pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”).
The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of December 29, 2012, we were in compliance with all such covenants. As of December 29, 2012, we had Notes outstanding of $175.0 million.
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
On October 23, 2012, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. It is anticipated that this program will be funded with existing cash and is expected to be executed quarterly, on a relatively consistent basis, during fiscal 2013.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 29, 2012 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2013	2014-2015	2016-2017	2018 and thereafter

Long-Term Debt Obligations (1,2)	$323.8	$18.2	$25.6	$98.8	$181.2
Capital Lease Obligations	14.8	2.9	8.1	3.8	—
Operating Lease Obligations	31.5	8.8	16.2	4.8	1.7
Purchase Obligations (3)	340.9	331.4	9.3	0.2	—
Other Long-Term Liabilities on the Balance Sheet (4)	9.1	0.8	2.0	1.0	5.3
Other Long-Term Liabilities not on the Balance Sheet (5)	50.1	48.1	2.0	—	—
Total Contractual Cash Obligations	$770.2	$410.2	$63.2	$108.6	$188.2

1)
Includes amounts outstanding under the Credit Facility. As of December 29, 2012, the outstanding balance was $82.5 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

2)	Includes $175 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

3)	As of December 29, 2012, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of December 29, 2012, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.4 million, as of December 29, 2012, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of December 29, 2012, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to build new manufacturing facilities in Neenah, Wisconsin and Oradea, Romania.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in our 2012 annual report on Form 10-K. During the first quarter of fiscal 2013, there were no material changes to these policies.
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

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales	9%	4%
Total costs	17%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 29, 2012 a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for $82.5 million in term loans, as described in Note 6 in Notes to Condensed Consolidated Financial Statements. As with any agreement of this type, our interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
Our only material interest rate risk is associated with our Credit Facility under which we borrowed $90 million. Through the use of interest rate swaps, as described above, we have fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2013, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012.

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended December 29, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

September 30 to October 27, 2012	—	$—	—	$—

October 28 to November 24, 2012	81,799	22.89	81,799	$48,127,255

November 25 to December 29, 2012	180,623	23.24	180,623	$43,929,380

Total	262,422	$23.13	262,422

* On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of December 29, 2012, the Company has repurchased 0.3 million shares for approximately $6.1 million, at an average price of $23.13 per share. These shares were recorded as treasury stock. As of December 29, 2012, the Company had a commitment of approximately $0.3 million related to the purchase of 13,168 shares, which were purchased before December 29, 2012, but settled after the end of the fiscal first quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:2/1/13	/s/ Dean A. Foate
Dean A. Foate
President and Chief Executive Officer

Date:2/1/13	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer