Form 10-Q
period 2013-03-30
PLEXUS CORP
filed 2013-05-02
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-14423

PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin	39-1344447
(State of Incorporation)	(IRS Employer Identification No.)
One Plexus Way
Neenah, Wisconsin 54956
(Address of principal executive offices)(Zip Code)
Telephone Number (920) 969-6000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2013, there were 34,102,634 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 30, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$557,824	$573,470	$1,088,356	$1,103,124
Cost of sales	505,803	518,846	985,173	996,848
Gross profit	52,021	54,624	103,183	106,276
Selling and administrative expenses	28,833	28,856	58,511	56,746
Operating income	23,188	25,768	44,672	49,530
Other income (expense):
Interest expense	(3,640)	(4,020)	(7,360)	(8,080)
Interest income	383	415	780	898
Miscellaneous	—	228	(475)	(317)
Income before income taxes	19,931	22,391	37,617	42,031
Income tax expense	1,956	2,433	3,026	4,203
Net income	$17,975	$19,958	$34,591	$37,828
Earnings per share:
Basic	$0.52	$0.57	$1.01	$1.09
Diluted	$0.52	$0.56	$1.00	$1.07
Weighted average shares outstanding:
Basic	34,286	34,874	34,253	34,737
Diluted	34,694	35,658	34,673	35,431
Comprehensive income:
Net income	$17,975	$19,958	$34,591	$37,828
Derivative instrument fair market value adjustment—net of income tax	1,234	2,065	723	3,659
Foreign currency translation adjustments	(2,035)	342	590	1,177
Comprehensive income	$17,174	$22,365	$35,904	$42,664
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 30, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$276,507	$297,619
Accounts receivable, net of allowances of $1,156 and $1,011, respectively	335,279	323,210
Inventories	484,327	457,691
Deferred income taxes	2,246	2,232
Prepaid expenses and other	22,199	15,785
Total current assets	1,120,558	1,096,537
Property, plant and equipment, net	295,138	265,191
Deferred income taxes	3,771	4,335
Other	41,609	42,136
Total assets	$1,461,076	$1,408,199
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,893	$10,211
Accounts payable	337,694	341,276
Customer deposits	96,778	36,384
Accrued liabilities:
Salaries and wages	34,646	45,450
Other	43,163	46,550
Total current liabilities	515,174	479,871
Long-term debt and capital lease obligations, net of current portion	258,789	260,211
Other liabilities	18,066	19,095
Total non-current liabilities	276,855	279,306
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,944 and 48,851 shares issued, respectively, and 34,313 and 35,097 shares outstanding, respectively	489	489
Additional paid-in capital	441,208	435,546
Common stock held in treasury, at cost, 14,631 and 13,754 shares, respectively	(421,651)	(400,110)
Retained earnings	631,504	596,913
Accumulated other comprehensive income	17,497	16,184
Total shareholders’ equity	669,047	649,022
Total liabilities and shareholders’ equity	$1,461,076	$1,408,199
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities
Net income	$34,591	$37,828
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	23,819	24,375
Amortization of intangibles	1,033	346
Gain on sale of property, plant and equipment	(180)	(114)
Deferred income taxes	184	1,598
Stock based compensation expense	5,896	6,384
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(12,241)	(10,583)
Inventories	(27,192)	(10,046)
Prepaid expenses and other	(6,947)	(4,471)
Accounts payable	(4,470)	49,637
Customer deposits	60,555	2,953
Accrued liabilities and other	(12,121)	(15,951)
Cash flows provided by operating activities	62,927	81,956
Cash flows from investing activities
Payments for property, plant and equipment	(53,301)	(32,900)
Proceeds from sales of property, plant and equipment	203	502
Sale of long-term investments	—	2,000
Payments for business acquisition, net of cash acquired	—	(35,246)
Cash flows used in investing activities	(53,098)	(65,644)
Cash flows from financing activities
Payments on debt and capital lease obligations	(8,816)	(8,630)
Purchases of common stock	(21,541)	—
Proceeds from exercise of stock options	116	5,958
Minimum tax withholding related to vesting of restricted stock	(350)	(310)
Income tax benefit of stock option exercises	—	1,718
Cash flows used in financing activities	(30,591)	(1,264)
Effect of exchange rate changes on cash and cash equivalents	(350)	599
Net (decrease) increase in cash and cash equivalents	(21,112)	15,647
Cash and cash equivalents:
Beginning of period	297,619	242,107
End of period	$276,507	$257,754
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2013 AND MARCH 31, 2012
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of March 30, 2013 and September 29, 2012, and the results of operations for the three and six months ended March 30, 2013 and March 31, 2012, and the cash flows for the same six month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $245.3 million and $256.8 million as of March 30, 2013 and September 29, 2012, respectively. The carrying value of the Company’s long-term debt was $250.0 million and $257.5 million for the periods ended March 30, 2013 and September 29, 2012, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 6, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Reclassifications

Certain amounts in prior year periods within financing activities on the Consolidated Statements of Cash Flows were reclassified to conform to the current year presentation.
NOTE 2—BUSINESS COMBINATION

In January 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an adjusted purchase price of $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction has been accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Condensed Consolidated Balance Sheets as a result of the arrangement and is being amortized on a straight-line basis over a two year period. Under this arrangement, Kontron also committed to approximately $100 million of incremental revenue annually for two years. Assuming this transaction had been made at the beginning of fiscal 2012, the consolidated pro forma results would not be materially different from reported results.
NOTE 3—INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	March 30, 2013	September 29, 2012
Raw materials	$351,988	$337,657
Work-in-process	56,097	47,182
Finished goods	76,242	72,852
	$484,327	$457,691
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of March 30, 2013 and September 29, 2012 was $52.7 million and $34.8 million, respectively. Approximately $18.1 million of the inventory customer deposit balance as of March 30, 2013 relates to the previously disclosed disengagement of Juniper Networks, Inc. ("Juniper").

NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	March 30, 2013	September 29, 2012
Land, buildings and improvements	$186,761	$170,557
Machinery and equipment	305,920	295,548
Computer hardware and software	89,764	85,433
Construction in progress	58,701	39,894
	641,146	591,432
Less: accumulated depreciation	346,008	326,241
	$295,138	$265,191
NOTE 5—DEBT
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding at that time) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began on June 29, 2012 and ended on March 28, 2013. The final $75 million payment is due on May 15, 2017. As of March 30, 2013, the Company had term loan borrowings of $75 million outstanding and no revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 30, 2013, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio to no less than LIBOR plus 1.00% or base rate plus 0%. As of March 30, 2013, the Company had a borrowing rate of LIBOR plus 1.13%. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of March 30, 2013.

In the second quarter of fiscal 2012, the Company incurred approximately $0.9 million in new debt issuance costs in connection with the new Credit Facility, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both March 30, 2013 and September 29, 2012.
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
The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $49.5 million as of March 30, 2013. These forward contracts fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $0.4 million asset as of March 30, 2013, and a $1.1 million asset as of September 29, 2012.
The Company entered into three interest rate swap contracts related to the term loans under its Prior Credit Facility that had an initial total notional value of $150 million and matures on April 4, 2013. These interest rate swap contracts continued into the Credit Facility and pay the Company variable interest at the three month LIBOR rate, and the Company pays the counterparties a fixed interest rate. The fixed interest rates for each of these contracts are 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the Prior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualify as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $0.1 million liability as of March 30, 2013 and a $1.7 million liability as of September 29, 2012. As of March 30, 2013, the total remaining combined notional amount of the Company’s three interest rate swaps was $75.0 million.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 30, 2013	September 29, 2012		March 30, 2013	September 29, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps		$—	$—	Current liabilities – Other	$62	$1,715
Forward contracts	Prepaid expenses and other	$358	$1,095		$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Interest rate swaps	$1,610	$(189)	Interest income (expense)	$(62)	$(903)	Other income (expense)	$—	$—
Forward contracts	$(177)	$1,772	Selling and administrative expenses	$179	$63	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$81	$81	Other income (expense)	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012		March 30, 2013	March 31, 2012
Interest rate swaps	$805	$15	Interest income (expense)	$(848)	$(1,818)	Other income (expense)	$—	$—
Forward contracts	$(98)	$2,392	Selling and administrative expenses	$672	$(304)	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$160	$160	Other income (expense)	$—	$—

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

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of March 30, 2013, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(62)	$—	$(62)
Foreign currency forward contracts	$—	$358	$—	$358
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
NOTE 7—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Basic and Diluted Earnings Per Share:
Net income	$17,975	$19,958	$34,591	$37,828
Basic weighted average common shares outstanding	34,286	34,874	34,253	34,737
Dilutive effect of share-based awards outstanding	408	784	420	694
Diluted weighted average shares outstanding	34,694	35,658	34,673	35,431
Earnings per share:
Basic	$0.52	$0.57	$1.01	$1.09
Diluted	$0.52	$0.56	$1.00	$1.07
For both the three and six months ended March 30, 2013, stock options and stock-settled stock appreciation rights ("SARS") for approximately 2.3 million shares were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

For the three and six months ended March 31, 2012, stock options and stock-settled stock appreciation rights for approximately 1.0 million and 1.2 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

As a result of the Company's stock repurchase program, there were fewer shares outstanding for the three and six month periods ended March 30, 2013 as compared to the three and six month periods ended March 31, 2012. Refer to Note 14, "Shareholders' Equity" for further information on our stock repurchase program.

NOTE 8—STOCK-BASED COMPENSATION
The Company recognized $3.1 million and $5.9 million of compensation expense associated with stock-based awards for the three and six months ended March 30, 2013, respectively, and $3.7 million and $6.4 million for the three and six months ended March 31, 2012, respectively.
The Company continues to use the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 9—INCOME TAXES
Income tax expense for the three and six months ended March 30, 2013 was $2.0 million and $3.0 million, respectively. The effective tax rates for the three and six months ended March 30, 2013 were 9.8 percent and 8.0 percent, respectively. The increase in the effective tax rate for the quarter, compared to current year-to-date, was the result of an assessment from the Internal Revenue Service ("IRS") resulting from an audit of fiscal 2008 through 2010. The decrease in the effective tax rate for the three and six months ended March 30, 2013, as compared to 10.9 percent and 10.0 percent, for the three and six months ended March 31, 2012, respectively, was primarily due to an increase in income in the APAC segment, which benefits from reduced taxes due to tax holidays. Also, as demonstrated in recent quarters, the tax rate can vary during the year based on the mix of forecasted earnings by tax jurisdiction.
As of March 30, 2013, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions as compared to fiscal 2012 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and six months ended March 30, 2013 and March 31, 2012 was not material.
It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S.; however, the Company is not currently undergoing any tax examinations in any of the foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three and six months ended March 30, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany and Romania and at a certain entity in the United Kingdom, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
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

Information about the Company’s three reportable segments for the three and six months ended March 30, 2013 and March 31, 2012, respectively, follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
AMER	$259,857	$331,706	$518,881	$652,559
APAC	288,269	261,557	560,698	496,263
EMEA	34,942	27,809	63,112	47,271
Elimination of inter-segment sales	(25,244)	(47,602)	(54,335)	(92,969)
	$557,824	$573,470	$1,088,356	$1,103,124
Operating income (loss):
AMER	$16,496	$26,234	$35,774	$49,267
APAC	26,906	21,837	52,106	44,794
EMEA	835	290	613	(600)
Corporate and other costs	(21,049)	(22,593)	(43,821)	(43,931)
	$23,188	$25,768	$44,672	$49,530
Other income (expense):
Interest expense	$(3,640)	$(4,020)	$(7,360)	$(8,080)
Interest income	383	415	780	898
Miscellaneous	—	228	(475)	(317)
Income before income taxes	$19,931	$22,391	$37,617	$42,031

	March 30, 2013	September 29, 2012
Total assets:
AMER	$414,822	$400,643
APAC	816,392	771,781
EMEA	112,832	88,420
Corporate	117,030	147,355
	$1,461,076	$1,408,199
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2012 and for the six months ended March 30, 2013 (in thousands):

Limited warranty liability, as of October 1, 2011	$5,453
Accruals for warranties issued during the period	649
Settlements (in cash or in kind) during the period	(957)
Limited warranty liability, as of September 29, 2012	5,145
Accruals for warranties issued during the period	199
Settlements (in cash or in kind) during the period	(137)
Limited warranty liability, as of March 30, 2013	$5,207
NOTE 12—LITIGATION
The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13—CONTINGENCIES

As of March 30, 2013, the Company has approximately $6.4 million of outstanding accounts receivables and inventory related to a customer with poor financial health that has failed to make consistent payments. The Company has recorded $0.7 million, the estimated loss it believes is probable, in the allowance for doubtful accounts. The Company has commenced litigation to recover the outstanding accounts receivable balance and costs associated with inventory and open orders for materials required to manufacture the customer's product. The Company is currently working on a payment plan with the customer. Due to uncertainties in the litigation and negotiation processes and the financial health of the customer, however, it is at least reasonably possible that management's estimate of the outcome will change in the future; therefore, such additional loss cannot be estimated at this time.
NOTE 14—SHAREHOLDERS’ EQUITY
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. During the three months ended March 30, 2013, the Company repurchased 0.6 million shares for approximately $15.5 million, at an average price of $25.17 per share. For the six months ended March 30, 2013, the Company repurchased 0.9 million shares for approximately $21.5 million, at an average price of $24.56 per share. These shares were recorded as treasury stock. As of March 30, 2013, the Company had a commitment of approximately $0.7 million related to the purchase of 30,243 shares, which were purchased before March 30, 2013, but settled after the end of the fiscal second quarter.
NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued a standard that requires entities to present the changes in the components of accumulated other comprehensive income. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes may be shown before or net of tax, and displayed either on the face of the financial statements or in the footnotes. Public entities are required to comply with the standard for annual and interim periods starting with the first interim period in the fiscal period beginning after December 15, 2012. Early adoption is permitted. The Company adopted this guidance as of the second fiscal quarter of 2013 with no impact to the Company's consolidated financial position, results of operations or cash flows, as the guidance only related to the presentation of the Company's financial statement disclosures.
In January 2013, the FASB issued a clarification of its previous amendment to disclosures about offsetting assets and liabilities. The clarification stated which instruments and transactions are subject to the original amendment requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Public entities are required to apply the amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This guidance will be effective for the Company's 2014 fiscal year and is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows, as the guidance only relates to the presentation of the Company's financial statement disclosures.
In June 2011, the FASB issued an amendment to comprehensive income guidance, which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance as of the first fiscal quarter of 2013 with no impact to the Company's consolidated financial position, results of operations or cash flows, as the guidance only related to the presentation of the Company's financial statement disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this release which are guidance or which are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the effects on Plexus of Juniper Network, Inc.'s intended disengagement; the timing and adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy and the continuing instability of the global financial markets and banking system, including the potential inability of our customers or suppliers to access credit facilities; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our announced plans to replace facilities in Romania and the United States, and other recent, planned and potential future expansions; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, instability in the Korean peninsula, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed in the Company's Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012).
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

As previously disclosed, on November 5, 2012, Juniper Networks, Inc. ("Juniper"), the Company's largest customer, notified the Company of its intent to disengage from Plexus. As a consequence, later in our fiscal first quarter, the Company and Juniper reached an understanding regarding the timing and other aspects of Juniper's disengagement. Production for Juniper is expected to conclude by the end of our third fiscal quarter of 2013. However, sales of certain inventory may continue into our fourth fiscal quarter of 2013. We do not expect to incur any material adjustments related to this inventory. We currently estimate that we will incur $1.0 to $1.5 million of restructuring costs (primarily severance) in the third quarter of fiscal 2013 in connection with the disengagement. Sales to Juniper were 16% of our net sales in the second quarter of fiscal 2013 as compared to 14% in the same period of fiscal 2012, primarily from the Company's AMER and APAC segments.

Our new Neenah, Wisconsin manufacturing facility, which will replace one owned and two leased facilities, is on schedule for completion late in the fiscal fourth quarter of 2013. Consolidation of the three other facilities into our new facility is expected to result in approximately $4.0 to $5.0 million of restructuring charges in the first half of fiscal 2014.

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012 and our “Safe Harbor” Cautionary Statement included above.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$557.8	$573.5	$1,088.4	$1,103.1
Gross profit	52.0	54.6	103.2	106.3
Gross margin	9.3%	9.5%	9.5%	9.6%
Operating income	23.2	25.8	44.7	49.5
Operating margin	4.2%	4.5%	4.1%	4.5%
Net income	18.0	20.0	34.6	37.8
Earnings per share (diluted)	$0.52	$0.56	$1.00	$1.07
Return on invested capital			12.7%	14.4%
Net sales. For the three months ended March 30, 2013, our net sales decreased by 2.7 percent compared to the three months ended March 31, 2012 primarily as a result of decreased end-market demand for one of our larger customers in the industrial/commercial sector as well as the disengagement of a customer in the same sector, which together represented a decrease of approximately $51.5 million. These decreases were partially offset by increased net sales across various customers in all other sectors.
For the six months ended March 30, 2013, our net sales decreased by 1.3 percent compared to the six months ended March 31, 2012 as a result of decreased end-market demand for one of our larger customers in the industrial/commercial sector and decreased net sales to Juniper, the Company's largest customer, which together represented a decrease of approximately $107.6 million. These decreases were partially offset by incremental net sales of $19.8 million from the Kontron arrangement, as well as increased net sales across various customers in all four sectors.

Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Networking/Communications	$212.5	$209.8	$411.3	$439.5
Industrial/Commercial	139.7	189.0	270.7	324.3
Healthcare/Life Sciences	129.2	114.9	262.2	228.9
Defense/Security/Aerospace	76.4	59.8	144.2	110.4
	$557.8	$573.5	$1,088.4	$1,103.1
Networking/Communications. Net sales for the networking/communications sector increased $2.7 million for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. The increase was primarily a result of increased net sales to Juniper related to its disengagement. The increase was partially offset by continued softened demand overall in this sector.
Net sales for the networking/communications sector decreased $28.2 million for the six months ended March 30, 2013 as compared to the six months ended March 31, 2012. The decrease in the sector was a result of decreased net sales to Juniper as well as to various other customers in the sector due to continued softened demand.
Industrial/Commercial. Net sales for the industrial/commercial sector decreased $49.3 million for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. The decrease was primarily attributable to weaker demand from a significant customer as well as the disengagement of a customer, which together represented a decrease of approximately $51.5 million, partially offset by slight increases in net sales to various other customers in this sector.
Net sales for the industrial/commercial sector decreased $53.6 million for the six months ended March 30, 2013 compared to the six months ended March 31, 2012. This was a result of the factors noted in the previous paragraph, which together represented a decrease of approximately $78.3 million, partially offset by incremental revenue of approximately $19.8 million related to the Kontron arrangement.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $14.3 million for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to new program ramps.
For the same reasons, net sales for the healthcare/life sciences sector increased $33.3 million for the six months ended March 30, 2013 compared to the six months ended March 31, 2012.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $16.6 million for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to growth in new programs for an existing customer.
Growth in these programs was also the primary contributor to a $33.8 million increase in net sales for the defense/security/aerospace sector for the six months ended March 30, 2013 compared to the six months ended March 31, 2012.
Gross profit. For the three months ended March 30, 2013, gross profit decreased $2.6 million compared to the three months ended March 31, 2012 primarily due to decreased net sales and unfavorable changes in customer mix. Fixed expenses were comparable between the periods. These factors led to the reduction in gross margin to 9.3 percent for the three months ended March 30, 2013 from 9.5 percent for the three months ended March 31, 2012.
For the six months ended March 30, 2013 gross profit decreased $3.1 million compared to the six months ended March 31, 2012 primarily due to increased fixed expenses related to site expansions in Penang, Malaysia, Xiamen, China and Oradea, Romania, as well as unfavorable changes in customer mix. The decrease was partially offset by the sale of certain inventory that had previously been written down. As a result of the overall decreases in gross profit and net sales for the six months ended March 30, 2013 compared to the prior year period, gross margin declined to 9.5 percent compared to 9.6 percent.
Operating income. For the three months ended March 30, 2013, operating income decreased $2.6 million compared to the three months ended March 31, 2012. The operating income decline reflected the $2.6 million decrease in gross profit described above, while selling and administrative expenses (“S&A”) were flat. As a result, operating margin was 4.2 percent for the three months ended March 30, 2013 compared to 4.5 percent for the three months ended March 31, 2012.

For the six months ended March 30, 2013 operating income decreased $4.8 million compared to the six months ended March 31, 2012. The operating income decrease reflected the $3.1 million decrease in gross profit described above as well as increased S&A expenses of about $1.8 million due to approximately $0.7 million of amortization expense in the current period related to the Kontron arrangement; in addition, the prior year period included $1.1 million of bad debt recovery. As a result of the factors discussed above, for the six months ended March 30, 2013 compared to the prior year period, operating margin declined to 4.1 percent compared to 4.5 percent.

Other income (expense). Other income (expense) decreased to $3.3 million and $7.1 million of expense for the three and six months ended March 30, 2013, respectively, from $3.4 million and $7.5 million of expense, respectively, in the prior year periods. The decrease in expense was primarily due to $0.4 million and $0.7 million of lower interest expense related to our term loan for the three and six month periods ended March 30, 2013, respectively.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Effective annual tax rate	10%	11%	8%	10%
Income tax expense decreased to $2.0 million and $3.0 million for the three and six months ended March 30, 2013, respectively, as compared to $2.4 million and $4.2 million for the three and six months ended March 31, 2012, respectively, as a result of the decrease in our effective tax rate. Our effective tax rate varies from the U.S. statutory rate of 35 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia, where we derive a significant portion of our earnings. The effective tax rate for both the three and six months ended March 30, 2013 is lower than the effective rate for the three and six months ended March 31, 2012 primarily as a result of increased income in the APAC segment that benefits from reduced taxes due to tax holidays. The increase in the effective tax rate for the quarter, compared to current year-to-date, was the result of an assessment from the Internal Revenue Service ("IRS") resulting from an audit of fiscal 2008 through 2010. Our effective tax rate could fluctuate in the future depending on the geographic distribution of our worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2013 is expected to be between 6 percent and 8 percent.
Net income. Primarily as a result of lower gross profit, net income for the three months ended March 30, 2013 decreased by $2.0 million, or 10.0 percent, to $18.0 million from $20.0 million for the three months ended March 31, 2012. Net income for the six months ended March 30, 2013 decreased by $3.2 million, or 8.5 percent, to $34.6 million from $37.8 million for the six months ended March 31, 2012 as a result of lower gross profit and increased S&A expenses.
Diluted earnings per share. Diluted earnings per share decreased to $0.52 and $1.00 for the three and six months ended March 30, 2013, respectively, from $0.56 and $1.07, respectively, in the prior year periods. The decrease in diluted earnings per share was primarily due to the decrease in net income as well as a decrease in the number of shares outstanding as a result of our stock repurchase program.
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
We review our internal calculation of WACC annually, and our estimated WACC is 12 percent for fiscal 2013. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 12.7 percent and 14.4 percent for the six months ended March 30, 2013 and March 31, 2012, respectively. This decrease was due to lower annualized operating income and higher average invested capital (as defined below).
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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
AMER	$259.8	$331.7	$518.9	$652.6
APAC	288.3	261.6	560.7	496.3
EMEA	34.9	27.8	63.1	47.3
Elimination of inter-segment sales	(25.2)	(47.6)	(54.3)	(93.1)
	$557.8	$573.5	$1,088.4	$1,103.1
Operating income (loss):
AMER	$16.5	$26.2	$35.8	$49.3
APAC	26.9	21.8	52.1	44.8
EMEA	0.8	0.3	0.6	(0.6)
Corporate and other costs	(21.0)	(22.5)	(43.8)	(44.0)
	$23.2	$25.8	$44.7	$49.5
Americas (AMER): Net sales for the three months ended March 30, 2013 decreased $71.9 million, or 21.7 percent, as compared to the prior year period due primarily to lower end-market demand from a significant industrial/commercial sector customer as well as soft demand across all sectors, particularly in the networking/communications and industrial/commercial sectors. Net sales in the networking/communications sector also decreased due to a drop in demand from Juniper for products manufactured in this segment, compared to the prior year period. Operating income for the three months ended March 30, 2013 decreased $9.7 million, or 37.0 percent, as compared to the prior year period, due primarily to the decrease in net sales and unfavorable changes in customer mix.
Net sales for the six months ended March 30, 2013 decreased $133.7 million, or 20.5 percent, due primarily to lower end-market demand from a significant industrial/commercial sector customer as well as decreased demand from Juniper. Additionally, we experienced softer demand from other customers in all of our sectors. Operating income for the six months ended March 30, 2013 decreased $13.5 million, or 27.4 percent, as compared to the prior year period, due primarily to the decrease in net sales.
Asia Pacific (APAC): Net sales for the three months ended March 30, 2013 increased $26.7 million, or 10.2 percent, as compared to the prior year period primarily due to increased production for Juniper in this segment. We also experienced increased sales related to new program wins with an existing customer in our defense/security/aerospace sector, partially offset by soft end-market demand in our networking/communications sector. Operating income for the three months ended March 30, 2013 increased $5.1 million, or 23.4 percent, as compared to the prior year period due primarily to increased net sales and favorable changes in customer mix.
Net sales for the six months ended March 30, 2013 increased $64.4 million, or 13.0 percent, primarily as a result of new programs wins with an existing customer in the defense/security/aerospace sector, $19.8 million of incremental revenue from the Kontron arrangement and increased demand from a customer in our healthcare/life sciences sector. These increases were partially offset by soft end-market demand in our networking/communications sector. Operating income for the six months ended March 30, 2013 increased $7.3 million, or 16.3 percent, as compared to the prior year period due to increased net sales.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended March 30, 2013 increased $7.1 million, or 25.5 percent, as compared to the prior year period due primarily to increased demand from a customer in the defense/security/aerospace sector as well as increased sales from the ramp of new customers in the healthcare/life sciences and defense/security/

aerospace sectors. These increases were partially offset by soft end-market demand in the industrial/commercial sector. Operating income for the three months ended March 30, 2013 increased $0.5 million, as compared to the prior year period due to increased utilization of our Romanian facility, as well as increased net sales from our United Kingdom facility.
Net sales for the six months ended March 30, 2013 increased $15.8 million, or 33.4 percent, due primarily to increased demand from a customer in the defense/security/aerospace sector, a customer in the healthcare/life sciences sector and a new customer in the networking/communications sector. These increases were partially offset by soft end-market demand in the industrial/commercial sector. Operating income was $0.6 million for the six months ended March 30, 2013 as compared to an operating loss of $0.6 million in the prior year period. The increase was due primarily to increased utilization of both our Romanian manufacturing facility and our German engineering facility.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $276.5 million as of March 30, 2013 compared to $297.6 million as of September 29, 2012. The decrease in the balance of our cash and cash equivalents was due primarily to purchases of common stock as part of our stock repurchase program as well as increased capital expenditures for footprint expansions, partially offset by cash flows generated from operations.
As of March 30, 2013, approximately three-quarters of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash provided by operating activities	$62.9	$82.0
Cash used in investing activities	(53.1)	(65.6)
Cash used in financing activities	$(30.6)	$(1.3)
Operating Activities. Cash flows provided by operating activities were $62.9 million for the six months ended March 30, 2013, as compared to cash flows provided by operating activities of $82.0 million for the six months ended March 31, 2012. Cash flows provided by operating activities decreased primarily due to working capital requirements.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 30, 2013	March 31, 2012
Days in accounts receivable	55	47
Days in inventory	87	87
Days in accounts payable	(61)	(62)
Days in cash deposits	(17)	(6)
Annualized cash cycle	64	66
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended March 30, 2013 increased by eight days compared to the three months ended March 31, 2012, primarily due to a change in payment terms with Juniper related to its disengagement and overall decreased net sales.

Days in inventory for the three months ended March 30, 2013 remained the same compared to the three months ended March 31, 2012.
Days in accounts payable for the three months ended March 30, 2013 decreased by one day compared to the three months ended March 31, 2012, primarily due to timing.
Days in cash deposits for the three months ended March 30, 2013 increased by 11 days compared to the three months ended March 31, 2012 as a result of a large deposit received from Juniper in relation to its disengagement.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended March 30, 2013 annualized cash cycle days improved by two days compared to the three months ended March 31, 2012 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the six months ended March 30, 2013, to $9.6 million, as compared to $49.1 million for the six months ended March 31, 2012. Increased working capital needs and capital expenditures for footprint expansion in Neenah, Wisconsin and Oradea, Romania were the primary uses of cash.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Six Months Ended
	March 30, 2013	March 31, 2012
Cash provided by operating activities	$62.9	$82.0
Capital expenditures	(53.3)	(32.9)
Free cash flow	$9.6	$49.1
Investing Activities. Cash flows used in investing activities totaled $53.1 million for the six months ended March 30, 2013 as compared to cash flows used in investing activities of $65.6 million for the six months ended March 31, 2012. Cash flows used in investing activities decreased primarily due to the prior period having included the Kontron arrangement; however, this decrease was partially offset by the additional investments in footprint expansions noted above.
We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2013 to be approximately $90 million of which $53.3 million of expenditures were made through the second quarter of fiscal 2013. A significant portion of the remaining fiscal 2013 capital expenditures is anticipated to be used for the completion of our previously announced manufacturing facilities in Neenah, Wisconsin and Oradea, Romania to replace leased and owned buildings in both locations. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $30.6 million for the six months ended March 30, 2013, as compared to cash flows used in financing activities of $1.3 million for the six months ended March 31, 2012. Cash flows used in financing activities for the six months ended March 30, 2013 were comprised primarily of $21.5 million of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases. Cash flows used in financing activities for the six months ended March 31, 2012 were comprised primarily of payments on debt and capital leases.

On October 23, 2012, the Board of Directors approved a new stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of March 30, 2013, the Company had repurchased 877,105 shares for approximately $21.5 million, at an average price of $24.56 per share. These shares were recorded as treasury stock. As of March 30, 2013, the Company had a commitment of approximately $0.7 million related to the purchase of 30,243 shares, which were purchased before March 30, 2013, but settled after the end of the fiscal second quarter. It is anticipated that this program will continue to be funded with existing cash and is expected to be executed quarterly, on a relatively consistent basis, during the remainder of fiscal 2013.

On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility potentially may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding at that time) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013, and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began on June 29, 2012 and ended on March 28, 2013. The final $75 million payment is due on May 15, 2017.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 30, 2013, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of March 30, 2013. As of April 4, 2013, the interest rate swap associated with our term loan expired, resulting in a floating rate for our term debt ($75 million outstanding as of March 30, 2013).
During the third quarter of fiscal 2011, we issued $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”), pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). As of March 30, 2013, we had Notes outstanding of $175.0 million.
The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of March 30, 2013, we were in compliance with all such covenants.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 30, 2013 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2013	2014-2015	2016-2017	2018 and thereafter

Long-Term Debt Obligations (1,2)	$300.3	$5.0	$19.8	$94.3	$181.2
Capital Lease Obligations	13.9	2.0	8.1	3.8	—
Operating Lease Obligations	32.2	7.4	17.9	5.2	1.7
Purchase Obligations (3)	308.7	305.2	3.1	0.1	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	9.3	0.5	2.0	1.1	5.7
Other Long-Term Liabilities not on the Balance Sheet (5)	36.8	31.5	5.3	—	—
Total Contractual Cash Obligations	$701.2	$351.6	$56.2	$104.5	$188.9

1)
Includes amounts outstanding under the Credit Facility. As of March 30, 2013, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 5 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 5 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of March 30, 2013, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of March 30, 2013, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.3 million, as of March 30, 2013, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of March 30, 2013, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to build new manufacturing facilities in Neenah, Wisconsin and Oradea, Romania.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2012 annual report on Form 10-K. During the second quarter of fiscal 2013, there were no material changes to these policies.
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

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	8%	5%	7%	5%
Total costs	14%	15%	14%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of March 30, 2013 a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and entered into interest rate swaps for our term loans, which matured on April 4, 2013. For more information, refer to Note 6, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of March 30, 2013, our only material interest rate risk is associated with our term loan under our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2013, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012.

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

December 30, 2012 to January 26, 2013	117,179	$25.30	117,179	$40,965,258

January 27 to February 23, 2013	194,304	26.05	194,304	$35,902,961

February 24 to March 30, 2013	303,200	24.55	303,200	$28,458,797

Total	614,683	$25.17	614,683

* On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of March 30, 2013, the Company had repurchased 877,105 shares for approximately $21.5 million, at an average price of $24.56 per share. These shares were recorded as treasury stock. As of March 30, 2013, the Company had a commitment of approximately $0.7 million related to the purchase of 30,243 shares, which were purchased before March 30, 2013, but settled after the end of the fiscal second quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:5/2/13	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date:5/2/13	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer