Form 10-Q
period 2013-06-29
PLEXUS CORP
filed 2013-08-01
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2013, there were 33,750,676 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 29, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$571,945	$608,819	$1,660,301	$1,711,943
Cost of sales	516,472	551,426	1,501,645	1,548,274
Gross profit	55,473	57,393	158,656	163,669
Selling and administrative expenses	30,289	30,113	88,800	86,859
Operating income	25,184	27,280	69,856	76,810
Other income (expense):
Interest expense	(2,650)	(4,125)	(10,010)	(12,205)
Interest income	402	446	1,182	1,344
Miscellaneous	8	1,860	(467)	1,543
Income before income taxes	22,944	25,461	60,561	67,492
Income tax (benefit) expense	(260)	1,928	2,766	6,131
Net income	$23,204	$23,533	$57,795	$61,361
Earnings per share:
Basic	$0.69	$0.67	$1.71	$1.76
Diluted	$0.68	$0.66	$1.69	$1.73
Weighted average shares outstanding:
Basic	33,797	34,982	33,744	34,819
Diluted	34,363	35,643	34,226	35,501
Comprehensive income:
Net income	$23,204	$23,533	$57,795	$61,361
Derivative instrument fair market value adjustment—net of income tax	(3,202)	(1,113)	(2,479)	2,546
Foreign currency translation adjustments	1,271	(2,475)	1,861	(1,298)
Comprehensive income	$21,273	$19,945	$57,177	$62,609
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 29, 2013	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$285,604	$297,619
Accounts receivable, net of allowances of $1,156 and $1,011, respectively	335,118	323,210
Inventories	439,583	457,691
Deferred income taxes	2,262	2,232
Prepaid expenses and other	22,267	15,785
Total current assets	1,084,834	1,096,537
Property, plant and equipment, net	314,511	265,191
Deferred income taxes	4,068	4,335
Other	41,547	42,136
Total assets	$1,444,960	$1,408,199
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,984	$10,211
Accounts payable	304,913	341,276
Customer deposits	105,608	36,384
Accrued liabilities:
Salaries and wages	36,193	45,450
Other	39,035	46,550
Total current liabilities	488,733	479,871
Long-term debt and capital lease obligations, net of current portion	258,758	260,211
Other liabilities	17,930	19,095
Total non-current liabilities	276,688	279,306
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 48,984 and 48,851 shares issued, respectively, and 33,819 and 35,097 shares outstanding, respectively	490	489
Additional paid-in capital	444,932	435,546
Common stock held in treasury, at cost, 15,164 and 13,754 shares, respectively	(436,157)	(400,110)
Retained earnings	654,708	596,913
Accumulated other comprehensive income	15,566	16,184
Total shareholders’ equity	679,539	649,022
Total liabilities and shareholders’ equity	$1,444,960	$1,408,199
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities
Net income	$57,795	$61,361
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	35,732	36,119
Amortization of intangibles	1,549	779
Gain on sale of property, plant and equipment	(72)	(1,228)
Deferred income taxes	(79)	1,636
Stock based compensation expense	9,012	9,588
Changes in operating assets and liabilities, excluding effects of acquisition:
Accounts receivable	(11,287)	(28,643)
Inventories	18,287	(6,400)
Prepaid expenses and other	(7,350)	(4,598)
Accounts payable	(39,133)	58,009
Customer deposits	69,301	4,286
Accrued liabilities and other	(16,853)	(14,090)
Cash flows provided by operating activities	116,902	116,819
Cash flows from investing activities
Payments for property, plant and equipment	(84,259)	(45,068)
Proceeds from sales of property, plant and equipment	520	2,753
Sale of long-term investments	—	2,000
Payments for business acquisition, net of cash acquired	—	(34,155)
Cash flows used in investing activities	(83,739)	(74,470)
Cash flows from financing activities
Proceeds from debt issuance, net of deferred finance costs	—	89,082
Payments on debt and capital lease obligations	(9,929)	(102,977)
Repurchases of common stock	(36,047)	—
Proceeds from exercise of stock options	725	6,087
Minimum tax withholding related to vesting of restricted stock	(350)	(310)
Income tax benefit of stock option exercises	—	1,717
Cash flows used in financing activities	(45,601)	(6,401)
Effect of exchange rate changes on cash and cash equivalents	423	(146)
Net (decrease) increase in cash and cash equivalents	(12,015)	35,802
Cash and cash equivalents:
Beginning of period	297,619	242,107
End of period	$285,604	$277,909
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of June 29, 2013 and September 29, 2012, and the results of operations for the three and nine months ended June 29, 2013 and June 30, 2012, and the cash flows for the same nine month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $246.3 million and $256.8 million as of June 29, 2013 and September 29, 2012, respectively. The carrying value of the Company’s long-term debt was $250.0 million and $257.5 million for the periods ended June 29, 2013 and September 29, 2012, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 6, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
NOTE 2—BUSINESS COMBINATION

In January 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an adjusted purchase price of $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction was accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Condensed Consolidated Balance Sheets as a result of the arrangement and is being amortized on a straight-line basis over a two year period. Assuming this transaction had been made at the beginning of fiscal 2012, the consolidated pro forma results would not be materially different from reported results.
NOTE 3—INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	June 29, 2013	September 29, 2012
Raw materials	$310,832	$337,657
Work-in-process	55,229	47,182
Finished goods	73,522	72,852
	$439,583	$457,691
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2013 and September 29, 2012 was $61.4 million and $34.8 million, respectively. Approximately $17.9 million of the inventory customer deposit balance as of June 29, 2013 relates to the disengagement of Juniper Networks, Inc. ("Juniper").

NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	June 29, 2013	September 29, 2012
Land, buildings and improvements	$211,894	$170,557
Machinery and equipment	312,169	295,548
Computer hardware and software	92,084	85,433
Construction in progress	53,197	39,894
	669,344	591,432
Less: accumulated depreciation	354,833	326,241
	$314,511	$265,191

The major component of the construction in progress balance is related to footprint expansion in Neenah, Wisconsin.
NOTE 5—DEBT
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding at that time) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), both of which were scheduled to mature on April 4, 2013 (the “Prior Credit Facility”), and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began on June 29, 2012 and ended on March 28, 2013. The final $75 million payment is due on May 15, 2017. As of June 29, 2013, the Company had term loan borrowings of $75 million outstanding and no revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 29, 2013, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0% upon reduction in the current total leverage ratio. As of June 29, 2013, the Company had a borrowing rate of LIBOR plus 1.13%. As of June 29, 2013, all outstanding debt under the Credit Facility is at a fixed interest rate as a result of the interest rate swap contract discussed in Note 6, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of June 29, 2013. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of June 29, 2013.

In the second quarter of fiscal 2012, the Company incurred approximately $0.9 million in new debt issuance costs in connection with the new Credit Facility, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both June 29, 2013 and September 29, 2012. At June 29, 2013, the Company was in compliance with all covenants under the indenture relating to the Notes.
NOTE 6—DERIVATIVES AND FAIR VALUE MEASUREMENTS
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company currently has cash flow hedges related to variable rate debt and foreign currency obligations. The Company also enters into forward exchange contracts from time to time to manage foreign currency exchange rate exposures associated with certain foreign currency denominated receivables and payables. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. There were no contracts outstanding related to foreign currency denominated receivables and payables at June 29, 2013.
The Company’s Malaysian operations have entered into forward exchange contracts on a rolling basis with a total notional value of $49.5 million as of June 29, 2013. These forward contracts fix the exchange rates on foreign currency cash used to pay a portion of local currency expenses. The total fair value of these forward contracts was a $1.1 million liability as of June 29, 2013, and a $1.1 million asset as of September 29, 2012.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. The new interest rate swap contract is related to the $75.0 million term loan under the Company's Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.4 million asset as of June 29, 2013. As of June 29, 2013, the notional amount of the Company’s interest rate swap was $75.0 million.
The Company entered into three interest rate swap contracts related to the term loans under its Prior Credit Facility that had an initial total notional value of $150 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in the three months ended June 29, 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the Prior Credit Facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $1.7 million liability as of September 29, 2012.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 29, 2013	September 29, 2012		June 29, 2013	September 29, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$414	$—	Current liabilities – Other	$—	$1,715
Forward contracts	Prepaid expenses and other	$—	$1,095	Current liabilities – Other	$1,078	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Interest rate swaps	$414	$23	Interest income (expense)	$(62)	$(868)	Other income (expense)	$—	$—
Forward contracts	$(872)	$(1,631)	Selling and administrative expenses	$535	$(52)	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$80	$79	Other income (expense)	$—	$—
Income Tax (Benefit) Expense	$—	$—	Income Tax (Benefit) Expense	$2,191	$—	Income Tax (Benefit) Expense	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Interest rate swaps	$1,219	$38	Interest income (expense)	$(910)	$(2,686)	Other income (expense)	$—	$—
Forward contracts	$(970)	$761	Selling and administrative expenses	$1,207	$(356)	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$240	$239	Other income (expense)	$—	$—
Income Tax (Benefit) Expense	$—	$—	Income Tax (Benefit) Expense	$2,191	$—	Income Tax (Benefit) Expense	$—	$—

During the third quarter of fiscal 2011, when the fixed interest rate for the Company's issuance of $175 million of Notes was determined, all three related treasury rate lock contracts were settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of June 29, 2013, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$414	$—	$414
Foreign currency forward contracts	$—	$(1,078)	$—	$(1,078)
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
NOTE 7—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic and Diluted Earnings Per Share:
Net income	$23,204	$23,533	$57,795	$61,361
Basic weighted average common shares outstanding	33,797	34,982	33,744	34,819
Dilutive effect of share-based awards outstanding	566	661	482	682
Diluted weighted average shares outstanding	34,363	35,643	34,226	35,501
Earnings per share:
Basic	$0.69	$0.67	$1.71	$1.76
Diluted	$0.68	$0.66	$1.69	$1.73
For both the three and nine months ended June 29, 2013, stock options and stock-settled stock appreciation rights ("SARs") for approximately 2.0 million shares were not included in the computation of diluted earnings per share because the options’ and stock-settled SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

For the three and nine months ended June 30, 2012, stock options and stock-settled SARs for approximately 1.4 million and 1.3 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

As a result of the Company's stock repurchase program, there were fewer shares outstanding for the three and nine months ended June 29, 2013 as compared to the three and nine months ended June 30, 2012. Refer to Note 14, "Shareholders' Equity" for further information on the Company's stock repurchase program.

NOTE 8—STOCK-BASED COMPENSATION
The Company recognized $3.1 million and $9.0 million of compensation expense associated with stock-based awards for the three and nine months ended June 29, 2013, respectively, and $3.2 million and $9.6 million for the three and nine months ended June 30, 2012, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 9—INCOME TAXES

Income tax (benefit) expense for the three and nine months ended June 29, 2013 was $(0.3) million and $2.8 million, respectively. The effective tax rates for the three and nine months ended June 29, 2013 were (1.1) percent and 4.6 percent, respectively. The decrease in the effective tax rate for the quarter, compared to the effective tax rate for the current fiscal year-to-date, was due to a $2.0 million discrete tax benefit resulting from the expiration of three interest rate swap contracts during the quarter. The decrease in the effective tax rate for the three and nine months ended June 29, 2013, as compared to 7.6 percent and 9.1 percent, for the three and nine months ended June 30, 2012, respectively, was primarily due to an increase in the portion of the Company's income from its APAC segment, which benefits from reduced taxes due to tax holidays and the discrete tax benefit noted above. Also, as demonstrated in recent quarters, the tax rate will vary during the year based on the mix of forecasted earnings by tax jurisdiction.
As of June 29, 2013, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions as compared to fiscal 2012 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended June 29, 2013 and June 30, 2012 was not material.
It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S.; however, the Company is not currently under examination in any of the foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three and nine months ended June 29, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany and Romania and at one of the Company's subsidiaries in the United Kingdom, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
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

Information about the Company’s three reportable segments for the three and nine months ended June 29, 2013 and June 30, 2012, respectively, follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
AMER	$268,154	$317,565	$787,035	$970,124
APAC	297,659	301,368	858,357	797,631
EMEA	30,697	22,019	93,809	69,290
Elimination of inter-segment sales	(24,565)	(32,133)	(78,900)	(125,102)
	$571,945	$608,819	$1,660,301	$1,711,943
Operating income (loss):
AMER	$16,934	$24,084	$52,708	$73,351
APAC	31,523	27,797	83,629	72,591
EMEA	(1,159)	(854)	(546)	(1,454)
Corporate and other costs	(22,114)	(23,747)	(65,935)	(67,678)
	$25,184	$27,280	$69,856	$76,810
Other income (expense):
Interest expense	$(2,650)	$(4,125)	$(10,010)	$(12,205)
Interest income	402	446	1,182	1,344
Miscellaneous	8	1,860	(467)	1,543
Income before income taxes	$22,944	$25,461	$60,561	$67,492

	June 29, 2013	September 29, 2012
Total assets:
AMER	$429,542	$400,643
APAC	827,413	771,781
EMEA	106,467	88,420
Corporate	81,538	147,355
	$1,444,960	$1,408,199
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2012 and for the nine months ended June 29, 2013 (in thousands):

Limited warranty liability, as of October 1, 2011	$5,453
Accruals for warranties issued during the period	649
Settlements (in cash or in kind) during the period	(957)
Limited warranty liability, as of September 29, 2012	5,145
Accruals for warranties issued during the period	507
Settlements (in cash or in kind) during the period	(249)
Limited warranty liability, as of June 29, 2013	$5,403
NOTE 12—LITIGATION
The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13—CONTINGENCIES

As of June 29, 2013, the Company had approximately $5.0 million of outstanding accounts receivables and inventory related to a customer with poor financial health that failed to make consistent payments in prior quarters. Subsequent to the end of the quarter, on July 19, 2013, the Company collected all past due accounts receivable balances from this customer. Due to ongoing concerns over the financial health of the customer and the outstanding exposure related to costs associated with inventory and open orders for materials required to manufacture the customer's products, the Company continues to maintain a $0.7 million reserve, the estimated loss it believes is probable, related to this customer.
NOTE 14—SHAREHOLDERS’ EQUITY
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. During the three months ended June 29, 2013, the Company repurchased 0.5 million shares for approximately $14.5 million, at an average price of $27.19 per share. For the nine months ended June 29, 2013, the Company repurchased 1.4 million shares for approximately $36.0 million, at an average price of $25.55 per share. These shares were recorded as treasury stock. In addition, as of June 29, 2013, the Company had a commitment of approximately $0.6 million related to the purchase of 21,749 shares, which were purchased before June 29, 2013 but settled after the end of the fiscal third quarter.
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

“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this release which are guidance or which are not historical facts (such as statements in the future tense and statements including “believe,” “expect,” “intend,” “plan,” “anticipate,” “goal,” “target” and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of current economic conditions; the effects on Plexus of Juniper Network, Inc.'s disengagement; the adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our new facility in Romania and our announced plans to replace facilities in the United States, and other recent, planned and potential future expansions or replacements; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, instability in the Korean peninsula, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed in the Company's Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012).
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

On November 5, 2012, Juniper Networks, Inc. ("Juniper"), the Company's largest customer, notified the Company of its intent to disengage from Plexus. As a consequence, later in our fiscal first quarter, the Company and Juniper reached an understanding regarding the timing and other aspects of Juniper's disengagement. Under the terms of that agreement, production for Juniper concluded at the end of our third fiscal quarter of 2013. However, sales of certain inventory will continue into our fourth fiscal quarter of 2013. We do not expect to incur any material adjustments related to this inventory. We incurred approximately $0.6 million of severance and asset impairment costs in connection with the disengagement in the third quarter of fiscal 2013; no further related costs are expected. Sales to Juniper were 15% of our net sales in the third quarter of fiscal 2013 as compared to 16% in the same period of fiscal 2012, and were from the Company's AMER and APAC segments. We expect no further revenue from Juniper in fiscal 2014.

Our new Neenah, Wisconsin manufacturing facility, which will replace one owned and two leased facilities, is currently on schedule and we anticipate its completion late in the fiscal fourth quarter of 2013. Consolidation of the three other facilities into our new facility is expected to result in approximately $4.0 to $5.0 million of restructuring charges in the first half of fiscal 2014.

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2012 and our “Safe Harbor” Cautionary Statement included above.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$571.9	$608.8	$1,660.3	$1,711.9
Gross profit	55.5	57.4	158.7	163.7
Gross margin	9.7%	9.4%	9.6%	9.6%
Operating income	25.2	27.3	69.9	76.8
Operating margin	4.4%	4.5%	4.2%	4.5%
Net income	23.2	23.5	57.8	61.4
Earnings per share (diluted)	$0.68	$0.66	$1.69	$1.73
Return on invested capital			13.2%	15.0%
Net sales. For the three months ended June 29, 2013, our net sales decreased by 6.1 percent compared to the three months ended June 30, 2012 primarily as a result of decreased end-market demand for one of our larger customers in the industrial/commercial sector. This accounted for $36.7 million of the decreased net sales as compared to the prior year period. In addition, as a result of its disengagement, net sales to Juniper, the Company's largest customer, decreased by $11.4 million as compared to the prior year period. These decreases were partially offset by increased net sales to various other customers in all other sectors.
For the nine months ended June 29, 2013, our net sales decreased by 3.0 percent compared to the nine months ended June 30, 2012 primarily as a result of decreased end-market demand for one of our larger customers in the industrial/commercial sector and decreased net sales to Juniper, which together represented a decrease of approximately $155.7 million. These decreases were partially offset by incremental net sales of $14.9 million from the Kontron arrangement, as well as increased net sales to various other customers in each sector, four of which amounted to approximately $100 million.

Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Networking/Communications	$218.1	$236.8	$629.4	$676.3
Industrial/Commercial	137.7	187.1	408.4	511.4
Healthcare/Life Sciences	142.1	127.3	404.2	356.2
Defense/Security/Aerospace	74.0	57.6	218.3	168.0
	$571.9	$608.8	$1,660.3	$1,711.9
Networking/Communications. Net sales for the networking/communications sector decreased $18.7 million for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. The change was primarily a result of decreased net sales to Juniper of $11.4 million, related to its disengagement, as well as fluctuations in net sales to customers in this sector.
Net sales for the networking/communications sector decreased $46.9 million for the nine months ended June 29, 2013 as compared to the nine months ended June 30, 2012. The decrease in the sector was primarily a result of decreased net sales to Juniper related to its disengagement.
Industrial/Commercial. Net sales for the industrial/commercial sector decreased $49.4 million for the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The decrease was primarily a result of decreased end-market demand for one of our larger customers in the industrial/commercial sector, which accounted for $36.7 million of the decreased net sales as compared to the prior year period, as well as slightly weaker demand from various other customers in this sector.
Net sales for the industrial/commercial sector decreased $103.0 million for the nine months ended June 29, 2013 compared to the nine months ended June 30, 2012. This decrease was a result of the same factors noted above, partially offset by incremental net sales of $14.9 million from the Kontron arrangement.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $14.8 million for the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase was primarily due to new program ramps.
For the same reason, net sales for the healthcare/life sciences sector increased $48.0 million for the nine months ended June 29, 2013 compared to the nine months ended June 30, 2012.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $16.4 million for the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The increase was the result of increased net sales to various customers in this sector, the result of new program ramps as well as increased end-market demand for the products we produce for some of our Aerospace customers.
Growth in new program ramps was also the primary contributor to a $50.3 million increase in net sales for the defense/security/aerospace sector for the nine months ended June 29, 2013 compared to the nine months ended June 30, 2012.
Gross profit. For the three months ended June 29, 2013, gross profit decreased $1.9 million compared to the three months ended June 30, 2012 primarily due to decreased net sales partially offset by favorable changes in customer mix. Fixed expenses were comparable between the periods. The favorable changes in customer mix resulted in the increase in gross margin to 9.7 percent for the three months ended June 29, 2013 from 9.4 percent for the three months ended June 30, 2012.
For the nine months ended June 29, 2013 gross profit decreased $5.0 million compared to the nine months ended June 30, 2012 primarily due to decreased net sales, increased fixed expenses related to site expansions in Penang, Malaysia, Xiamen, China and Oradea, Romania and unfavorable changes in customer mix. The decrease was partially offset by the sale of certain inventory that had previously been written down. Gross margin remained consistent at 9.6 percent.
Operating income. For the three months ended June 29, 2013, operating income decreased $2.1 million compared to the three months ended June 30, 2012. The operating income decline primarily reflected the $1.9 million decrease in gross profit described above, as selling and administrative expenses (“S&A”) were flat as compared to the prior year period. As a result, operating margin was 4.4 percent for the three months ended June 29, 2013 compared to 4.5 percent for the three months ended June 30, 2012.

For the nine months ended June 29, 2013 operating income decreased $6.9 million compared to the nine months ended June 30, 2012. The operating income decrease reflected the $5.0 million decrease in gross profit described above as well as increased S&A expenses of about $1.9 million. The S&A expenses increased due to approximately $0.8 million of additional amortization expense in the current period related to the Kontron arrangement; in addition, the prior year period included $2.4 million of bad debt recovery, which did not recur in the current period. These increases to S&A as compared to the prior period were offset by a $1.5 million decrease in incentive compensation expense. As a result of the factors discussed above, for the nine months ended June 29, 2013 compared to the prior year period, operating margin declined to 4.2 percent compared to 4.5 percent.

Other income (expense). Other income (expense) increased to $2.2 million of expense for the three months ended June 29, 2013, as compared to $1.8 million of expense for the three months ended June 30, 2012. The increase in other expense was the result of an accrual of $0.8 million for property-related expenses related to the termination of an agreement for additional land in Hangzhou, China; partially offset by a decrease in interest expense related to our term loan. In addition, the prior year period included a $0.8 million gain on the sale of previously owned assets as well as a $0.7 million currency exchange gain as compared to a $0.2 million currency exchange loss in the current year period. Other income (expense) was $9.3 million of expense for both the nine months ended June 29, 2013 and the nine months ended June 30, 2012.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Effective annual tax rate	(1)%	8%	5%	9%
Income tax (benefit) expense was $(0.3) million for the three months ended June 29, 2013, primarily due to a discrete tax benefit, and income tax expense was $2.8 million for the nine months ended June 29, 2013 as compared to expense of $1.9 million and $6.1 million for the three and nine months ended June 30, 2012, respectively. Our effective tax rate varies from the U.S. statutory rate of 35 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in China and Malaysia. The effective tax rate for both the three and nine months ended June 29, 2013 is lower than the effective rate for the three and nine months ended June 30, 2012 primarily as a result of an increased proportion of our income from the APAC segment, which benefits from reduced taxes due to tax holidays, and a $2.0 million discrete tax benefit from the expiration of three interest rate swap contracts in the three months ended June 29, 2013. Our effective tax rate will fluctuate in the future depending on the geographic distribution of our worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2013 is expected to be between 5 percent and 7 percent.
Net income. Net income for the three months ended June 29, 2013 decreased by $0.3 million, or 1.3 percent, to $23.2 million from $23.5 million for the three months ended June 30, 2012. Net income for the nine months ended June 29, 2013 decreased by $3.6 million, or 5.9 percent, to $57.8 million from $61.4 million for the nine months ended June 30, 2012 as a result of decreased gross profit and increased S&A expenses partially offset by decreased income tax expense resulting from the discrete tax item noted above.
Diluted earnings per share. Diluted earnings per share increased to $0.68 for the three months ended June 29, 2013 as compared to $0.66 for the three months ended June 30, 2012. The increase in diluted earnings per share for the period was primarily the result of the slight decrease in net income noted above being more than offset by a decrease in the number of shares outstanding as a result of our stock repurchase program. Diluted earnings per share decreased to $1.69 for the nine months ended June 29, 2013 as compared to $1.73 for the nine months ended June 30, 2012. The decrease in diluted earnings per share for the nine month period was primarily due to the items noted above.
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
We review our internal calculation of WACC annually, and our estimated WACC is 12 percent for fiscal 2013. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 13.2 percent and 15.0 percent for the nine months ended June 29, 2013 and June 30, 2012, respectively. This decrease was due to lower annualized operating income and higher average invested capital (as defined below).

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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
AMER	$268.1	$317.5	$787.0	$970.1
APAC	297.7	301.4	858.4	797.6
EMEA	30.7	22.0	93.8	69.3
Elimination of inter-segment sales	(24.6)	(32.1)	(78.9)	(125.1)
	$571.9	$608.8	$1,660.3	$1,711.9
Operating income (loss):
AMER	$16.9	$24.1	$52.7	$73.4
APAC	31.5	27.8	83.6	72.6
EMEA	(1.1)	(0.9)	(0.5)	(1.5)
Corporate and other costs	(22.1)	(23.7)	(65.9)	(67.7)
	$25.2	$27.3	$69.9	$76.8
Americas (AMER): Net sales for the three months ended June 29, 2013 decreased $49.4 million, or 15.6 percent, as compared to the prior year period due primarily to lower end-market demand from a significant industrial/commercial sector customer as well as a drop in demand from Juniper. The drop in demand from Juniper was related to the ongoing disengagement as well as reduced demand for Juniper products manufactured in this segment, which reduces our sales to the customer. Operating income for the three months ended June 29, 2013 decreased $7.2 million, or 29.9 percent, as compared to the prior year period, due primarily to the decrease in net sales and unfavorable changes in customer mix.
Net sales for the nine months ended June 29, 2013 decreased $183.1 million, or 18.9 percent, as compared to the prior year period, due primarily to lower end-market demand from a significant industrial/commercial sector customer as well as decreased demand from Juniper. Additionally, we experienced softer demand from other customers in all of our sectors. Operating income for the nine months ended June 29, 2013 decreased $20.7 million, or 28.2 percent, as compared to the prior year period, due primarily to the decrease in net sales.
Asia Pacific (APAC): Net sales for the three months ended June 29, 2013 decreased $3.7 million, or 1.2 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was primarily experienced in the networking/communications sector as a result of weakened demand. Operating income for the three months ended June 29, 2013 increased $3.7 million, or 13.3 percent, as compared to the prior year period due primarily to favorable changes in customer mix.
Net sales for the nine months ended June 29, 2013 increased $60.8 million, or 7.6 percent, primarily as a result of new program wins with an existing customer in the defense/security/aerospace sector, $14.9 million of incremental revenue from the Kontron arrangement and increased demand from a customer in our healthcare/life sciences sector. These increases were partially offset by soft end-market demand in our networking/communications sector. Operating income for the nine months ended June 29, 2013 increased $11.0 million, or 15.2 percent, as compared to the prior year period primarily due to increased net sales.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended June 29, 2013 increased $8.7 million, or 39.5 percent, as compared to the prior year period due primarily to increased demand from a customer in the defense/security/aerospace sector as well as increased sales from the ramp of new customers in the healthcare/life sciences and defense/security/aerospace sectors. These increases were partially offset by soft end-market demand in the industrial/commercial sector. Operating loss for the three months ended June 29, 2013 increased $0.2 million, as compared to the prior year period, primarily due to increased fixed manufacturing expenses at our new Romanian facility.
Net sales for the nine months ended June 29, 2013 increased $24.5 million, or 35.4 percent, due primarily to increased demand from a customer in the defense/security/aerospace sector, a customer in the healthcare/life sciences sector and a new customer in the networking/communications sector. These increases were partially offset by soft end-market demand in the industrial/commercial sector. Operating loss for the nine months ended June 29, 2013 decreased to $0.5 million as compared to $1.5 million in the prior year period. The reduction in operating loss was due primarily to increased utilization of both our former Romanian manufacturing facility and our German engineering facility.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $285.6 million as of June 29, 2013 compared to $297.6 million as of September 29, 2012. The decrease in the balance of our cash and cash equivalents was due primarily to purchases of common stock as part of our stock repurchase program as well as increased capital expenditures for footprint expansions, partially offset by cash flows generated from operations.
As of June 29, 2013, approximately 90% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash provided by operating activities	$116.9	$116.8
Cash used in investing activities	(83.7)	(74.5)
Cash used in financing activities	$(45.6)	$(6.4)
Operating Activities. Cash flows provided by operating activities were $116.9 million for the nine months ended June 29, 2013, as compared to cash flows provided by operating activities of $116.8 million for the nine months ended June 30, 2012. Cash flows provided by operating activities increased slightly due to improvements in working capital offset by lower net income.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 29, 2013	June 30, 2012
Days in accounts receivable	54	47
Days in inventory	78	81
Days in accounts payable	(54)	(59)
Days in cash deposits	(19)	(6)
Annualized cash cycle	59	63
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.

Days in accounts receivable for the three months ended June 29, 2013 increased by seven days compared to the three months ended June 30, 2012, primarily due to a change in payment terms with Juniper related to its disengagement.
Days in inventory for the three months ended June 29, 2013 decreased by three days compared to the three months ended June 30, 2012, primarily due to lower inventory for Juniper due to its disengagement.
Days in accounts payable for the three months ended June 29, 2013 decreased by five days compared to the three months ended June 30, 2012, primarily due to timing of materials purchases.
Days in cash deposits for the three months ended June 29, 2013 increased by 13 days compared to the three months ended June 30, 2012 primarily as a result of a $60.0 million deposit balance from Juniper, in relation to its disengagement, as of June 29, 2013. The Company will return any unused deposit balance to the customer over the fourth quarter of fiscal 2013 and first quarter of fiscal 2014.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended June 29, 2013 annualized cash cycle days improved by four days compared to the three months ended June 30, 2012 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the nine months ended June 29, 2013, to $32.6 million, as compared to $71.7 million for the nine months ended June 30, 2012. Cash to fund capital expenditures for footprint expansion in Neenah, Wisconsin and Oradea, Romania was the primary use of cash.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Nine Months Ended
	June 29, 2013	June 30, 2012
Cash provided by operating activities	$116.9	$116.8
Capital expenditures	(84.3)	(45.1)
Free cash flow	$32.6	$71.7
Investing Activities. Cash flows used in investing activities totaled $83.7 million for the nine months ended June 29, 2013 as compared to cash flows used in investing activities of $74.5 million for the nine months ended June 30, 2012. Cash flows used in investing activities increased primarily due to the additional investments in footprint expansions noted above partially offset by the prior period including the Kontron arrangement.

We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2013 to be approximately $100 million of which $84.3 million of expenditures were made through the third quarter of fiscal 2013. A significant portion of the remaining fiscal 2013 capital expenditures is anticipated to be used for the completion of our previously announced manufacturing facility in Neenah, Wisconsin to replace leased and owned buildings at that location. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $45.6 million for the nine months ended June 29, 2013, as compared to cash flows used in financing activities of $6.4 million for the nine months ended June 30, 2012. Cash flows used in financing activities for the nine months ended June 29, 2013 were comprised primarily of $36.0 million of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases. Cash flows used in financing activities for the nine months ended June 30, 2012 were comprised primarily of payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options.

On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of June 29, 2013, the Company had repurchased 1,410,626 shares for approximately $36.0 million, at an average price of $25.55 per share. These shares were recorded as treasury stock. In addition, as of June 29, 2013, the Company had a commitment of approximately $0.6 million related to the purchase of 21,749 shares, which were purchased before June 29, 2013 but settled after the end of the fiscal third quarter. It is anticipated that this program will continue to be funded with existing cash and is expected to be executed on a relatively consistent basis during the remainder of fiscal 2013.

On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility potentially may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter ended on March 28, 2013. The final $75 million payment is due on May 15, 2017.
The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 29, 2013, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of June 29, 2013. As of April 4, 2013, the original interest rate swaps associated with our term loan expired. On June 4, 2013, the Company entered into a new interest rate swap associated with the term loan which extends through May 5, 2017.
During the third quarter of fiscal 2011, we issued $175 million in principal amount of 5.20% Senior Notes, due June 15, 2018 (the “Notes”), pursuant to a Note Purchase Agreement (the “Note Purchase Agreement”). As of June 29, 2013, we had Notes outstanding of $175.0 million.
The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of June 29, 2013, we were in compliance with all such covenants.
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

Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months and for the foreseeable future. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, particularly due to the current uncertainty of the credit and financial markets, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 29, 2013 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2013	2014-2015	2016-2017	2018 and thereafter

Long-Term Debt Obligations (1,2)	$300.6	$3.1	$21.1	$95.2	$181.2
Capital Lease Obligations	13.6	1.0	8.9	3.7	—
Operating Lease Obligations	32.3	3.2	18.6	6.7	3.8
Purchase Obligations (3)	311.2	297.7	13.2	0.2	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	9.1	0.2	2.0	1.1	5.8
Other Long-Term Liabilities not on the Balance Sheet (5)	21.0	15.7	5.3	—	—
Total Contractual Cash Obligations	$687.8	$320.9	$69.1	$106.9	$190.9

1)
Includes amounts outstanding under the Credit Facility. As of June 29, 2013, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 5 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 5 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of June 29, 2013, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of June 29, 2013, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.4 million, as of June 29, 2013, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of June 29, 2013, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to complete new manufacturing facilities in Neenah, Wisconsin and Oradea, Romania.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2012 annual report on Form 10-K. During the third quarter of fiscal 2013, there were no material changes to these policies.
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

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	7%	5%	7%	5%
Total costs	12%	14%	13%	14%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. Dollar for the periods presented above. Based on the Company’s overall currency exposure, as of June 29, 2013 a 10 percent change in the value of the U.S. Dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our term loans. For more information, refer to Note 6, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of June 29, 2013, our only material interest rate risk is associated with our term loan under our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended June 29, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

March 31 to April 27, 2013	211,323	$25.00	211,323	$23,175,870

April 28 to May 25, 2013	149,872	27.92	149,872	$18,991,021

May 26 to June 29, 2013	172,326	29.23	172,326	$13,953,520

Total	533,521	$27.19	533,521

* On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $50 million of its common stock. As of June 29, 2013, the Company had repurchased 1,410,626 shares for approximately $36.0 million, at an average price of $25.55 per share. These shares were recorded as treasury stock. In addition, as of June 29, 2013, the Company had a commitment of approximately $0.6 million related to the purchase of 21,749 shares, which were purchased before June 29, 2013, but settled after the end of the fiscal third quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:8/1/13	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date:8/1/13	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer