Form 10-K
period 2013-09-28
PLEXUS CORP
filed 2013-11-22
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    •
As of March 30, 2013, 34,360,029 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $24.31 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 415,757 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $825.2 million.
As of November 18, 2013, there were 33,796,557 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2014 Annual
Meeting of Shareholders	Part III

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 28, 2013

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our new facilities in China, Romania and the United States, our announced plans to open a new facility in Mexico and our other recent, planned and potential future expansions or replacements; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings.

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

We provide award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, mandating exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and sustaining solutions. To service the complexities our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers' products from concept to end of life -- conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions.

Plexus is passionate about striving to be the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs, characterized by unique flexibility, technology, quality and regulatory requirements. To support and deliver on our strategy, we align our operations, processes, workforce and financial metrics through a multidimensional business strategy that includes:

•	A high performance, accountable organization with a highly skilled and talented workforce that strives to provide customer service excellence,

•	A customer driven, disciplined deployment of strategic growth through sector based go-to-market strategies,

•	Execution through continuous evaluation and optimization of our business processes, supporting our return on invested capital (“ROIC”) goal.

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

Our go-to-market strategy is tailored by business development and customer management teams dedicated to each of the four sectors we serve. These teams execute our sector strategies through expertise in markets and technology as well as unique quality and regulatory capabilities. Our sector teams help define Plexus' strategy for growth with a particular focus on expanding the value-added solutions we offer customers.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital (“ROIC”) 5% over our weighted average cost of capital (“WACC”). We review our internal calculation of WACC annually; at the end of fiscal 2013 we reduced our estimated WACC from 12.0% to 11.0% for fiscal 2014. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate an ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that Plexus creates value for our shareholders.

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
Established in 1979 as a Wisconsin corporation, we have approximately 9,200 full-time employees, including approximately 1,740 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 27 active facilities, totaling approximately 4.1 million square feet. Plexus' facilities are strategically located to support the global supply chain, as well as manufacturing and engineering needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, and after we electronically file or furnish all filings to the Securities and Exchange Commission (“SEC”), we provide online copies, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website.

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

Design. Plexus invests in the latest technology, design and automation tools to provide comprehensive design and value-engineering solutions. We engage with our customers in a variety of ways - from supporting a short-term expansion of their engineering design capabilities to collaborating on complex turn-key product design. Our disciplined approach and structure enables significant project schedule flexibility via work-sharing across our organization. Product design includes, but is not limited to, the following solutions:

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
Plexus also provides comprehensive value-engineering solutions, extending the product life cycle. Our value-add solutions span a wide range - engineering change-order management, cost reduction redesign, component obsolescence management, product feature expansion, test enhancement and component re-sourcing.

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
Mechatronic integration - more complex system integration that combines electronic controls with mechanical systems and processes such as motion control, robotics, drive systems, fluidics, hydraulics or pneumatics

System and mechatronic integration products may run larger in size than other assemblies; the products range from kiosks to finished healthcare devices and life sciences equipment to other complex electro-mechanical assemblies. These products often combine other integrated solutions we provide and may require further unique facility configurations or supply chain solutions.

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

Sustain. Plexus provides our customers with a range of solutions support after product launch including sustaining engineering, supply chain, and manufacturing solutions. In support of certain customers, we may provide these tailored sustaining solutions for products that we may not have originally manufactured:
Sustaining Engineering Solutions

•	Revitalization of existing products to extend the product lifecycle, including redesign for cost reduction, improved reliability and obsolescence mitigation

•	Failure and root cause analysis

•	Regulatory compliance surveillance and remediation

Sustaining Supply Chain Solutions

•	Reverse logistics management

•	Logistics optimization

•	Component lifecycle analysis including proactive obsolescence management

•	Alternate component sourcing and supplier qualification

Sustaining Manufacturing Solutions

•	Receiving and diagnostic analysis on returned goods

•	Warranty and non-warranty repair

•	Refurbishment and upgrade to outdated products

•	Advanced field replenishment strategies

Regulatory requirements. All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:22008. We have developed and maintained processes and tools to meet industry-specific requirements at facilities, where necessary. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements, and similar regulatory requirements in other countries.

Our manufacturing and engineering facilities are certified to the most current revision of the ISO 9001 standard. We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2003	X	X	X
21 CFR Part 820 (FDA) (Medical)	X	X	X
CFDA (Medical)		X
JMGP accreditation	X	X	X
Environmental Standard ISO - 14001	X	X	X
Environmental Standard OSHAS 18001		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
Telecommunications Standard TL 9000	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
ATEX/IECEx certification		X	X
Customers and Market Sectors Served
We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2013, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

Juniper Networks, Inc. (“Juniper”), which accounted for 13 percent of our net sales in fiscal 2013, 16 percent in fiscal 2012 and 17 percent in fiscal 2011, disengaged from Plexus in 2013, and we expect no further shipments to Juniper in fiscal 2014. No other customer accounted for 10 percent or more of our net sales in fiscal 2013, 2012 or 2011. The loss of any of our other major customers could have a significant negative impact on our financial results.

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
The distribution of our net sales by market sectors for fiscal 2013, 2012 and 2011 is shown in the following table:

Industry	2013	2012	2011
Networking/Communications	37%	39%	46%
Industrial/Commercial	25%	29%	24%
Healthcare/Life Sciences	25%	22%	21%
Defense/Security/Aerospace	13%	10%	9%
	100%	100%	100%

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

Component shortages and subsequent allocations by suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time. We discuss the causes of these shortages more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to try to minimize our exposure to material and component shortages.

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

New Business Development

Our new business development team is organized around our targeted market sectors and comprised of dedicated resources. A market development vice president and customer management vice president oversee and provide leadership to business development directors, customer directors, customer managers, business development, supply chain and manufacturing subject matter experts, and market sector analysts. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives Plexus a business advantage.

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

Social Responsibility

We are committed to social responsibility within our business and global operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s “Guidance on Social Responsibility” (ISO 26000) and standards established by the Electronics Industry Citizenship Coalition.
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
We employ approximately 9,200 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. In the United Kingdom, approximately 239 of our employees are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Mexico, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are generally positive and stable.

ITEM 1A.	RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the typical short life-cycle of our customers' products

•	customers' operating results and business conditions

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	failures of our customers to pay amounts due to us

•	challenges associated with the engagement of new customers or additional work from existing customers

•	unanticipated customer disengagements

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components

•	exchange rates and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for approximately 55 percent of our net sales for the fiscal year ended September 28, 2013, and 60 percent of our net sales for the fiscal year ended September 29, 2012. For each of the fiscal years ended September 28, 2013 and September 29, 2012, there was one customer, Juniper, that represented 10 percent or more of our net sales. As previously announced, Juniper disengaged from us during fiscal 2013.
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
In addition, we focus our net sales to customers in only a few market sectors, and we endeavor to carefully choose those sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by Plexus, as well as the economic, business and/or regulatory conditions that affect the sector, or our failure to choose appropriate sectors can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally, including as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act"). Further, potential reductions in U.S. defense spending, including those due to sequestration, potential government shutdown, failure to raise the debt ceiling or similar political issues, could substantially affect our opportunities in our Defense/Security/Aerospace sector. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.
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

•	economic, political or civil instability, including significant drug cartel-related violence in Mexico

•	transportation delays or interruptions

•	exchange rate fluctuations

•	changes in labor markets, such as government mandated wage increases, and difficulties in appropriately staffing and managing personnel in multiple cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, applicable to companies with global operations

•	significant natural disasters and other events or factors impacting local infrastructure

•	the effects of international political developments and

•	regulatory requirements and potential changes to those requirements.
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
In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers, as well as government imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Juarez, Mexico operates under the Mexican Maquiladora ("IMMEX") program, and we expect that our new facility in Guadalajara, Mexico will qualify as well. This program provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements.

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
Our business model focuses on products and services in the mid-to-lower-volume, higher-complexity segment of the EMS market. Our customers’ products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, highly regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. Relative to many of our competitors that manufacture more standardized products with larger production runs, our business model requires a greater degree of attention, flexibility and resources. These resources include working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations. We also depend on bringing new customers and programs online and on transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects.
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
If we fail to effectively manage or execute our business model, we may lose customer confidence and our reputation may suffer. The Company’s reputation is the foundation of our relationships with key stakeholders. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to maintain or expand business opportunities could be impaired and our financial results could suffer on a going-forward basis.

Challenges associated with the engagement of new customers or programs could affect our operations and financial results.
Our engagement with new customers, as well as the addition of new work for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer or program, including evaluating the customer’s and/or program’s fit with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks, and rewards of an opportunity. The failure to make prudent engagement decisions and/or to establish appropriate terms of engagement could adversely affect our profitability and margins.
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
Expansion, including the transfer of operations to larger facilities, can inherently include additional costs and start-up inefficiencies. During fiscal 2013, we opened a new manufacturing facility in China (Xiamen) and a replacement facility in Romania (Oradea). In the first quarter of fiscal 2014, we opened a new manufacturing facility in the U.S. (Neenah, Wisconsin), which is replacing two existing leased facilities and one owned facility. In addition, in fiscal 2013, we entered into a lease for a new facility in Guadalajara, Mexico. Construction of the new facility is expected to be complete in the second half of fiscal 2014. If we are unable to effectively manage our currently anticipated growth, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansion include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated synergies, economies of scale or other value

•	challenges faced as a result of transitioning programs

•	incurrence of restructuring or other charges that may not have their intended effects

•	additional fixed or other costs, or selling, general and administrative ("SG&A") expenses, which may not be fully absorbed by new business

•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources and

•	inability to locate sufficient customers, employees or management talent to support the expansion.

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
In addition, to meet our customers’ needs, particularly when the production requirements of certain products is site-specific, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location. We may also encounter situations where our lack of a physical presence in certain locations may limit or foreclose opportunities.

Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences and/or further developments affecting our deferred tax assets could affect our results.
The Company has been granted a tax holiday for its Malaysian subsidiary. This tax holiday expires in 2024 and is subject to certain conditions with which the Company expects to comply and would risk adverse tax consequences if we do not.
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
Plexus is eligible for up to $15 million in Wisconsin state tax credits in connection with our new manufacturing facility in Neenah, if we meet certain requirements related to, among other matters, job creation and retention, employee training and capital investment. If we do not comply with these requirements, we may not be able to realize all, or any, of these tax credits. As of September 28, 2013, approximately $4.7 million has been recognized as a miscellaneous receivable related to the credits.
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

We and our customers are subject to increasingly extensive government regulations and industry standards, and the impact of certain future regulations remains uncertain; failure to comply with such regulations and standards could have an adverse affect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.
As a publicly-held company, we are subject to increasingly stringent laws, regulation and other requirements, including those resulting from the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, affecting, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting. For example, in fiscal 2013, the SEC adopted disclosure requirements related to the use of specified "conflict" minerals that are necessary to the functionality or production of products manufactured, or contracted to be manufactured, by publicly-held companies. Compliance with such requirements could increase costs and affect the manufacturing and sale of our products.
Governments worldwide are becoming increasingly aggressive in enforcing and adopting anti-corruption laws. The U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, among others, apply to us and our operations.
The Affordable Care Act significantly affects the provision of both health care services and benefits in the United States and is expected to impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business.
Our Healthcare/Life Sciences sector is subject to statutes and regulations covering the design, development, testing, manufacturing and labeling of medical devices and the reporting of certain information regarding their safety, including Food and Drug Administration ("FDA") regulations and similar regulations in other countries. Failure to comply with these regulations can result in, among other things, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production.
We also design and manufacture products for customers in the defense and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of State, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation.
In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, technologies or markets.
The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, as well as the financial health of health care providers, and pending changes in how health care in the U.S. is structured, including as a result of the Affordable Care Act, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in this sector as well as impact our margins.
Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers' failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for these customers and create inefficiencies in our business.

A failure to comply with customer-driven policies and standards, and third party certification requirements, including those related to social responsibility, could adversely affect our business.
In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility, conflict minerals or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations. For example, certain of these policies or standards may relate to overseas labor and may require us to comply with standards or policies to which we would not otherwise be subject. As a result of customer requirements and the need to enhance our competitive position, we may seek to obtain and maintain various certifications from third parties relating to our quality systems and standards.
Our compliance with these policies, standards and third party certification requirements could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability.

An inability to successfully manage the procurement, development, implementation or execution of information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.

As a global company with a complex business model, we heavily depend on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to natural disasters, power loss, telecommunications failures, viruses, industrial espionage, break-ins and similar events, or breaches of security. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and have a material adverse effect on our business and reputation.

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
Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to insure against many of these risks, insurance coverage may be inadequate, not cost effective or unavailable, either in general or for particular types of products or issues. We occasionally incur costs defending claims, and any such disputes could affect our business relationships.

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

Some of our competitors have a larger geographic footprint than we do, in addition to substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than ourselves. These competitors may:

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
We do not have any long-term supply agreements. At various times we have experienced raw material and component shortages due to supplier capacity constraints or their failure to deliver. Periodic shortages may occur in the future. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict, natural disasters, economic recession and other localized events. We rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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

Natural disasters, breaches of security and other events outside our control, and the ineffective management of such events, may harm our business.
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism, breaches of security, theft or espionage, and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
Although we have implemented policies and procedures with respect to physical security, we remain at risk of unauthorized access to our facilities and the possible unauthorized use or theft of inventory, information or other physical assets. If unauthorized persons gain physical access to our facilities, or our physical assets or information are stolen or used in an unauthorized manner (whether through outside theft or industrial espionage), we could be subject to, among other consequences, negative publicity, governmental inquiry and oversight, loss of government contracts, litigation by affected parties and/or other future financial obligations related to the loss, misuse or theft of our or our customers' data, inventory or physical assets, any of which could have a material adverse effect on our reputation and results of operations.

We have increased our borrowings, and we may fail to secure or maintain necessary financing.
We have increased our borrowings in recent years. However, we cannot be certain that our existing credit facilities will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise.
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
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 3.9 million square feet of capacity. This includes approximately 2.1 million square feet in the Americas region (“AMER”) (of which 0.3 million square feet will close in fiscal 2014), approximately 1.4 million square feet in the Asia-Pacific region (“APAC”) and approximately 0.4 million square feet in the Europe, Middle East, and Africa region (“EMEA”). Approximately 0.2 million square feet of this capacity is subleased. Our facilities as of September 28, 2013, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Neenah, Wisconsin (2)	Manufacturing	418,000	Owned
Oradea, Romania (3)	Manufacturing/Office	296,000	Owned
Neenah, Wisconsin (1,2,4)	Manufacturing	277,000	Leased
Appleton, Wisconsin (1,2)	Manufacturing	272,000	Owned
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico	Manufacturing	210,000	Leased
Xiamen, China (1,5)	Manufacturing/Office	193,000	Leased
Buffalo Grove, Illinois (1)	Manufacturing/Warehouse	163,000	Leased
Hangzhou, China	Manufacturing	117,000	Leased
Neenah, Wisconsin	Engineering/Office	105,000	Owned
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Livingston, Scotland (6)	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Fremont, California	Manufacturing	46,000	Leased
Raleigh, North Carolina	Engineering	25,000	Leased
Louisville, Colorado	Engineering	24,000	Leased
Darmstadt, Germany	Engineering	16,000	Leased
San Diego, California (7)	Inactive/Other	198,000	Leased

(1)	Includes more than one building.

(2)
Construction of the Company's new facility in Neenah, Wisconsin was completed in fiscal 2013. This facility will replace one of the two facilities owned by the Company in Appleton, Wisconsin (67,000 square feet) and two facilities leased by the Company in Neenah, Wisconsin (comprising a total of 277,000 square feet). Consolidation of these three facilities into the new facility is expected to be complete in the first half of fiscal 2014.

(3)	This facility opened in fiscal 2013 and replaced the previously leased buildings.

(4)	Lease runs through August 2014. The Company will exit the lease upon its expiration and complete the transition into the new facility owned by the Company in Neenah, Wisconsin in fiscal 2014.

(5)	Lease for the office portion of the facility runs through April 2014.

(6)	Lease for a combined manufacturing and engineering facility was signed in February 2013 and runs through February 2018.

(7)	This building is subleased and no longer used in operations.
In fiscal 2013, the Company did not renew the lease for its prior warehouse in Neenah, Wisconsin (39,000 square feet).
Construction of a new 265,000 square foot manufacturing facility in Guadalajara, Mexico began in late fiscal 2013 and is expected to be completed during the second half of fiscal 2014.  The Company entered into an agreement to lease the Guadalajara facility in the fourth quarter of fiscal 2013 that runs through fiscal 2024.

ITEM 3.	LEGAL PROCEEDINGS
The Company is party to certain lawsuits and legal proceedings in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	55	Chairman, President and Chief Executive Officer
Ginger M. Jones	49	Senior Vice President and Chief Financial Officer
Todd P. Kelsey	48	Executive Vice President and Chief Operating Officer
Steven J. Frisch	47	Executive Vice President - Global Customer Services
Yong Jin Lim	53	Regional President - Plexus APAC
Angelo M. Ninivaggi	46	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Michael T. Verstegen	55	Senior Vice President - Global Market Development
Dean A. Foate joined Plexus in 1984 and has served as Chairman since February 2013, as President and Chief Executive Officer since 2002, and as a director since 2000.
Ginger M. Jones has served as Plexus’ Vice President and Chief Financial Officer since 2007, and became a Senior Vice President in 2011.
Todd P. Kelsey joined Plexus in 1994 and has served as Executive Vice President and Chief Operating Officer since June 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President - Global Customer Services since June 2013. Previously, Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – Plexus APAC since 2007.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since August 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006 and was named Senior Vice President in 2011. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to August 2013.
Michael T. Verstegen joined Plexus in 1983 and has served as Senior Vice President, Global Market Development since 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
For the fiscal years ended September 28, 2013 and September 29, 2012, the Company’s common stock has traded on the NASDAQ Stock Market, in the NASDAQ Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended September 28, 2013			Fiscal Year Ended September 29, 2012
	High	Low		High	Low
First Quarter	$31.38	$19.63	First Quarter	$29.03	$21.06
Second Quarter	$27.36	$23.45	Second Quarter	$38.50	$27.03
Third Quarter	$30.67	$23.71	Third Quarter	$35.48	$26.69
Fourth Quarter	$37.29	$29.57	Fourth Quarter	$34.24	$26.40
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the NASDAQ Stock Market Index for U.S. Companies and the NASDAQ Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 27, 2008, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Comparison of Cumulative Total Return

DOLLARS
200
180
160
140
120
100
80
60
40
2008
2009
2010
2011
2012
2013
Plexus
Nasdaq-US
Nasdaq-Electronics

	2008	2009	2010	2011	2012	2013
Plexus	$100	$117	$142	$104	$140	$170
NASDAQ-US	100	94	110	115	151	186
NASDAQ-Electronics	100	98	105	94	105	129

Shareholders of Record; Dividends
As of November 18, 2013, there were 561 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business and our authorized share repurchase. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.

Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 28, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
June 30, 2013 to July 27, 2013	132,909	$30.88	132,909	$9,849,895
July 28, 2013 to August 24, 2013	125,493	34.82	125,493	$5,480,655
August 25, 2013 to September 28, 2013	152,670	34.97	152,670	$—
	411,072	$33.60	411,072

* On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50 million of its common stock. This program was completed in the fourth quarter of fiscal 2013. During fiscal 2013, the Company repurchased 1,821,698 shares under this program for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock in fiscal 2014. Accordingly, since this program began subsequent to September 28, 2013, and no shares were purchased under this authorization in fiscal 2013, the $30 million is excluded from the table above.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	September 28, 2013		September 29, 2012		October 1, 2011		October 2, 2010		October 3, 2009
Net sales	$2,228,031		$2,306,732		$2,231,232		$2,013,393		$1,616,622
Gross profit	213,185		219,913		214,742		206,922		154,776
Gross margin percentage	9.6%		9.5%		9.6%		10.3%		9.6%
Operating income	96,623		104,159		101,179		99,652		53,067	(2)
Operating margin percentage	4.3%		4.5%		4.5%		4.9%		3.3%
Net income	82,259		62,089	(1)	89,256		89,533		46,327	(2)
Earnings per share (diluted)	$2.36		$1.75	(1)	$2.30		$2.19		$1.17	(2)
Cash Flow Statement Data
Cash flows provided by operations	$207,647		$157,503		$158,451		$(7,639)		$170,296
Capital equipment additions	108,122		63,697		70,819		65,073		57,427
Balance Sheet Data
Working capital	$607,646		$619,934		$553,893		$523,472		$459,113
Total assets	1,447,684		1,411,467		1,304,525		1,290,379		1,022,672
Long-term debt and capital lease obligations, net of current portion	257,773		260,211		270,292		112,466		133,163
Shareholders’ equity	699,301		649,022		558,882		651,855		527,446
Return on invested capital (3)	14.0%		15.5%	(1)	15.6%		19.5%		13.2%
Inventory turnover ratio	5.1	x	4.6	x	4.4	x	3.7	x	4.5	x

(1)
In fiscal 2012, we established a valuation allowance against our U.S. deferred tax assets resulting in an additional tax provision of approximately $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income) and a decrease in diluted earnings per share of $0.64. Return on invested capital excludes the $20.6 million net deferred tax asset reduction. An additional $1.3 million of valuation allowance established for fiscal 2012 relates to operating losses in Germany and Romania making the total valuation allowance for the year $24.1 million.

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

(3)
The Company defines return on invested capital as tax-effected annualized operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents, as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Recent Developments

As previously disclosed, in fiscal 2013, Juniper Networks, Inc. ("Juniper") disengaged from Plexus. Production for Juniper concluded at the end of our third fiscal quarter of 2013 and sales of inventory concluded in our fourth fiscal quarter of 2013. We incurred approximately $0.6 million of severance and asset impairment costs in connection with the disengagement in the third quarter of fiscal 2013; no further related costs are expected. Sales to Juniper were 13% of our net sales in fiscal 2013 as compared to 16% in fiscal 2012, and were from the Company's AMER and APAC segments. We expect no further shipments to Juniper in fiscal 2014.

Our new Neenah, Wisconsin manufacturing facility, which will replace one owned and two leased facilities, opened in the fiscal first quarter of 2014. Consolidation of the three other facilities into our new facility is expected to result in approximately $3.0 to $4.0 million of restructuring charges in the first half of fiscal 2014.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data for fiscal 2013, 2012 and 2011 (dollars in millions, except per share data):

	2013	2012		2011
Net sales	$2,228.0	$2,306.7		$2,231.2
Gross profit	213.2	219.9		214.7
Gross margin	9.6%	9.5%		9.6%
Operating income	96.6	104.2		101.2
Operating margin	4.3%	4.5%		4.5%
Net income	82.3	62.1	*	89.3
Earnings per share (diluted)	$2.36	$1.75	*	$2.30
Return on invested capital	14.0%	15.5%		15.6%

*See Note 7 in Notes to Consolidated Financial Statements for discussion regarding the fiscal 2012 valuation allowance for deferred tax assets.

Net sales. Net sales for fiscal 2013 decreased $78.7 million, or 3.4 percent, as compared to fiscal 2012. The net sales decrease was primarily the result of a $113.6 million decrease in net sales for one of our larger customers in the industrial/commercial sector, as a result of its decreased end-market demand, as well as an $85.3 million decrease in net sales to Juniper, as a result of its disengagement and lower end-market demand for the products we produced for Juniper. These decreases were partially offset by a $102.4 million increase in net sales to various significant customers in all sectors.
Net sales for fiscal 2012 increased $75.5 million, or 3.4 percent, as compared to fiscal 2011. The net sales increase resulted from higher net sales in all of our market sectors, except for a decrease in the networking/communications sector. The net sales increase primarily related to the continued ramp of production for a significant industrial/commercial sector customer and $81.9 million of incremental revenue from the strategic arrangement with Kontron (the "Kontron arrangement"), as well as program ramps from several other existing customers. These increases in net sales were partially offset by decreased sales in the networking/communications sector due to lower end-market demand and two customer disengagements as a result of the acquisition of such customers by other companies.
Our net sales by market sector for fiscal 2013, 2012 and 2011 were as follows (in millions):

Market Sector	2013	2012	2011
Networking/Communications	$826.3	$903.6	$1,029.9
Industrial/Commercial	551.0	670.8	528.0
Healthcare/Life Sciences	563.2	494.4	470.2
Defense/Security/Aerospace	287.5	237.9	203.1
	$2,228.0	$2,306.7	$2,231.2
Networking/Communications. Net sales for the networking/communications sector decreased $77.3 million for fiscal 2013 compared to fiscal 2012. The change was primarily the result of an $85.3 million decrease in net sales to Juniper, related to its disengagement, partially offset by increased sales to existing customers in this sector as well as program ramps with new customers.
Net sales for the networking/communications sector decreased $126.3 million for fiscal 2012 compared to fiscal 2011. The decline in the sector was primarily the result of the $74.9 million impact from the fiscal 2011 disengagement of two significant customers noted above and overall unfavorable end-market trends reflecting global economic uncertainty. Net sales to Juniper in fiscal 2012 did not change significantly from fiscal 2011.
Industrial/Commercial. Net sales for the industrial/commercial sector decreased $119.8 million for fiscal 2013 compared to fiscal 2012. The decrease was primarily a result of decreased end-market demand for one of our larger customers in the sector, which accounted for $113.6 million of the decreased net sales as compared to the prior year.
Net sales for the industrial/commercial sector increased $142.8 million for fiscal 2012 compared to fiscal 2011. The increase was primarily attributable to the continued ramp of a significant customer and $81.9 million of incremental revenue related to the Kontron arrangement, as well as the addition of a new customer in this sector.

Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $68.8 million for fiscal 2013 compared to fiscal 2012. The increase was primarily due to market share gains and new program ramps with existing customers.
Net sales for the healthcare/life sciences sector increased $24.2 million for fiscal 2012 compared to fiscal 2011. The increase was primarily due to market share gain and new programs with existing customers.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $49.6 million for fiscal 2013 compared to fiscal 2012. The increase was the result of new program ramps as well as increased end-market demand for the products we produce for our customers.
Net sales for the defense/security/aerospace sector increased $34.8 million for fiscal 2012 compared to fiscal 2011. The increase was primarily due to stronger end-market demand in the aerospace market as well as the addition of a new customer in this sector.

The percentages of net sales to customers representing 10 percent or more of net sales and net sales to our ten largest customers for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Juniper	13%	16%	17%
Top 10 customers	55%	60%	55%

Juniper disengaged from Plexus in fiscal 2013 and we expect no further shipments to Juniper in fiscal 2014.
Gross profit. For fiscal 2013, gross profit decreased $6.7 million, or 3.1%, compared to fiscal 2012 primarily due to decreased net sales, increased fixed expenses related to site expansions in Penang, Malaysia, Xiamen, China and Oradea, Romania and unfavorable changes in customer mix. The decrease was partially offset by the sale of certain inventory that had previously been written down. A slightly larger percentage decrease in revenue as compared to the decrease in gross profit for fiscal 2013 led to an increase in gross margin to 9.6 percent for fiscal 2013 from 9.5 percent for fiscal 2012.

For fiscal 2012, gross profit increased $5.2 million compared to fiscal 2011 primarily due to the net sales increase. The increase was partially offset by increased fixed expenses related to higher headcount to support the revenue growth, costs related to the addition of a fourth facility in Penang, Malaysia of approximately $5.9 million, transition costs due to the Kontron arrangement, and an unfavorable change in customer mix. Customer mix negatively impacted gross profit due to a higher portion of sales from new programs, which tend to be inherently less profitable during early production stages than mature programs. Gross profit was also negatively impacted by escalated pricing pressure, particularly in our networking/communications sector. These factors led to the reduction in gross margin to 9.5 percent for fiscal 2012 from 9.6 percent for fiscal 2011.
Operating income. For fiscal 2013, operating income decreased $7.5 million compared to fiscal 2012. The operating income decrease reflected the $6.7 million decrease in gross profit described above as well as a $0.8 million increase in selling and administrative expenses (“S&A”). The dollar increase in S&A was primarily due to approximately $2.4 million of recoveries of receivables previously at risk in the prior fiscal year, with no such recovery in the current fiscal year, and approximately $0.8 million of additional amortization expense in fiscal 2013 related to the Kontron arrangement. These increases were partially offset by a $1.3 million decrease in incentive compensation expense and additional reductions due to focused cost management efforts. As a result of the factors discussed above, for fiscal 2013 compared to fiscal 2012, operating margin decreased from 4.5 percent to 4.3 percent.
For fiscal 2012, operating income increased $3.0 million compared to fiscal 2011. The operating income increase reflected the $5.2 million increase in gross profit described above, partially offset by a $2.2 million increase in S&A. The dollar increase in S&A was primarily due to a $1.5 million increase in stock-based compensation expense, $1.3 million of amortization expense resulting from an intangible asset related to the Kontron arrangement and an increase in other personnel expenses. These increases were partially offset by approximately $2.4 million of recoveries of receivables previously at risk. As a result of the factors discussed above, for fiscal 2012 compared to fiscal 2011, operating margin remained at 4.5 percent.

Other income (expense). Other expense decreased to $11.6 million for fiscal 2013 from $12.9 million for fiscal 2012. The decrease in expense was largely due to $3.4 million of decreased interest expense related to our term loan. Interest rate swaps associated with the original term loan expired in fiscal 2013. This resulted in lower floating interest rates prior to the establishment of a new interest rate swap agreement and lower fixed interest rates subsequent to the establishment of the new interest rate swap agreement. This decrease was offset by a $1.4 million increase in foreign exchange losses and a $0.8 million increase in other expense as the result of an accrual for property-related expenses related to the termination of an agreement for additional land in Hangzhou, China.
Other expense increased to $12.9 million for fiscal 2012 from $9.1 million for fiscal 2011. The increase in expense was largely due to $4.4 million of increased interest expense primarily related to the $175 million of borrowings under the Note Purchase Agreement that the Company entered into during the third quarter of fiscal 2011, as discussed in "Liquidity and Capital Resources" below.

Income taxes. Income taxes and effective annual income tax rates, with and without the annual valuation allowance, for fiscal 2013, 2012 and 2011 were as follows (dollars in millions):

	2013	2012	2011
Income tax expense, as reported	$2.7	$29.1	$2.8
Valuation allowance (expense)	(7.0)	(24.1)	(1.2)
Income tax (benefit) expense, as adjusted*	$(4.3)	$5.0	$1.6

Effective annual tax rate, as reported	3.2%	31.9%	3.1%
Impact of valuation allowance	(8.2)%	(26.4)%	(1.4)%
Effective annual tax rate, as adjusted*	(5.0)%	5.5%	1.7%
*The Company believes that the non-GAAP presentation of income tax expense and effective annual tax rate excluding the impact of the valuation allowance provides a more accurate representation and allows for a more meaningful comparison of reporting periods.
Income tax expense for fiscal 2013 was $2.7 million compared to $29.1 million for fiscal 2012 and $2.8 million for fiscal 2011. The Company's effective annual tax rates primarily vary from the U.S. statutory rate of 35 percent as a result of the mix of earnings from U.S. and foreign jurisdictions and tax holidays granted to our subsidiaries in China and Malaysia, where we derive a significant portion of our earnings. The effective tax rate for fiscal 2013 is significantly lower than the effective rate for fiscal 2012 primarily as a result of the additional valuation allowance recorded in fiscal 2012 on deferred tax assets in the U.S. and discrete tax benefits recorded in 2013, which are further discussed below.
During the preparation of the fiscal 2012 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our U.S. deferred tax assets, consistent with the provisions of ASC Topic 740, “Income Taxes.” Accordingly, as of September 29, 2012, the Company established an additional valuation allowance against the U.S. deferred tax assets, impacting the tax provision by $22.8 million. The additional $1.3 million of the $24.1 million valuation allowance shown above for fiscal 2012 relates to operating losses in Germany and Romania. The Company continues to assess the need to maintain the valuation allowance established on the U.S. deferred tax assets. At the close of fiscal 2013, using the measurement criteria found in ASC Topic 740, the Company believes that the positive evidence does not outweigh the negative and the valuation allowance should remain in place.
In fiscal 2013 the Company recorded an additional valuation allowance of $7.0 million for the full year. During the fourth quarter of fiscal 2013, the Company identified and recorded a discrete tax adjustment placing a full valuation allowance on the net deferred tax assets of our U.K. operations, which increased tax expense by $1.8 million ($0.05 per diluted share). Our analysis found that in the fourth quarter of fiscal 2013, the U.K. operations experienced an unanticipated material decline in sales resulting in a loss in fiscal 2013; losses are forecasted to continue into fiscal 2014. While we expect our U.K. operations to regain profitability, the current, forecasted and cumulative losses are substantial negative evidence. The remaining $5.2 million of the $7.0 million valuation allowance shown above for fiscal 2013 relates to operating losses, primarily in the U.S., Germany and Romania. Having examined the evidence, both positive and negative, it was determined that it is more likely than not that these deferred tax assets will not be utilized and should have a valuation allowance placed against them.

In the fourth quarter of fiscal 2013 the Company identified and recorded several out-of-period tax errors that reduced tax expense by $3.2 million ($0.09 per diluted share). The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.
We currently expect the annual effective tax rate for fiscal 2014 to be approximately 8 to 10 percent.
The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in fiscal 2024 and 2014, respectively, and are subject to certain conditions with which the Company expects to comply. The expiration of the tax holiday in China is not expected to have a material impact on the effective tax rate or on the results of operations. However, we cannot provide any assurances as to the effect and will continue to monitor the projected impact. In fiscal 2013, 2012 and 2011, these subsidiaries generated income, which resulted in tax reductions of approximately $22.7 million ($0.66 per basic share), $17.5 million ($0.50 per basic share) and $21.7 million ($0.57 per basic share), respectively.
Net Income. Net income, with and without the annual valuation allowance and out-of-period tax adjustments, for fiscal 2013, 2012 and 2011 was as follows (dollars in millions):

	2013	2012	2011
Net income, as reported	$82.3	$62.1	$89.3
Valuation allowance	7.0	24.1	1.2
Out-of-period tax adjustments	(3.2)	—	—
Net income, as adjusted*	$86.1	$86.2	$90.5
*The Company believes that the non-GAAP presentation of net income excluding valuation allowances and out-of-period tax adjustments provides a more meaningful comparison of reporting periods.
Net income for fiscal 2013 increased by $20.2 million, or 32.5 percent, to $82.3 million from fiscal 2012. This increase was primarily as a result of the net $17.1 million year-over-year valuation allowance adjustment. Excluding the valuation allowance and fourth quarter tax out-of-period adjustments, fiscal 2013 net income decreased by $0.1 million, or 0.1 percent, from fiscal 2012 to $86.1 million.
Primarily as a result of the $24.1 million valuation allowance adjustment, net income for fiscal 2012 decreased by $27.2 million, or 30.4 percent, to $62.1 million from fiscal 2011. Excluding the valuation allowance adjustment, net income was $86.2 million, a decrease of $4.3 million, or 4.8 percent from fiscal 2011 as a result of higher fixed expenses and increased interest expense, partially offset by the effect of higher net sales.
Diluted earnings per share. Diluted earnings per share, with and without the annual valuation allowance and out-of-period tax adjustments, for fiscal 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Diluted earnings per share, as reported	$2.36	$1.75	$2.30
Valuation allowance	0.20	0.68	0.03
Out-of-period tax adjustments	(0.09)	—	—
Diluted earnings per share, as adjusted*	$2.47	$2.43	$2.33
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding valuation allowances and out-of-period tax adjustments provides a more meaningful comparison of reporting periods.
Diluted earnings per share increased to $2.36 for fiscal 2013 from $1.75 for fiscal 2012 primarily as a result of the impact of the valuation allowances and fourth quarter out-of-period tax adjustments discussed above. Excluding the impact of the valuation allowances and out-of-period tax adjustments, diluted earnings per share increased by $0.04 in fiscal 2013 as compared to fiscal 2012. The increase in diluted earnings per share, as adjusted was primarily due to the positive impact of fewer outstanding shares in 2013 due to the stock repurchase program.
Diluted earnings per share decreased to $1.75 for fiscal 2012 from $2.30 for fiscal 2011 primarily as a result of the valuation allowance adjustment discussed above. Excluding the $0.68 per share impact of the valuation allowance adjustment, diluted earnings per share increased to $2.43 for fiscal 2012. The increase in diluted earnings per share excluding the valuation allowance adjustment was primarily due to the effect of a decrease in diluted weighted average shares outstanding as a result of our share repurchases completed late in fiscal 2011, partially offset by lower net income.
Return on Invested Capital (“ROIC”). We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 5% over our weighted average cost of capital (“WACC”) and a 5% operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 15%. For fiscal 2014 and forward, we have reduced our targeted organic revenue growth rate to 12% to reflect opportunities in the markets we serve.
We review our internal calculation of WACC annually; at the end of fiscal 2013 we reduced our estimated WACC from 12.0% to 11.0% for fiscal 2014. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.0%, 15.5% (excluding $20.6 million net deferred tax asset reduction) and 15.6% for fiscal 2013, 2012 and 2011, respectively. The decrease in ROIC in fiscal 2013 from fiscal 2012 was due to lower operating income and an increase in average invested capital as a result of capital expenditures for facility expansions. See the table below for our calculation of ROIC (dollars in millions):

	2013	2012	2011
Operating income (tax effected)	$89.9	$96.9	$98.1
Average invested capital	642.1	623.0	627.6
After-tax ROIC	14.0%	15.5%	15.6%
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
REPORTABLE SEGMENTS
A further discussion of our fiscal 2013, 2012 and 2011 financial performance by reportable segment is presented below (in millions):

	2013	2012	2011
Net sales:
AMER	$1,062.8	$1,255.9	$1,304.9
APAC	1,146.3	1,110.4	1,063.1
EMEA	122.5	95.4	92.2
Elimination of inter-segment sales	(103.6)	(155.0)	(229.0)
	$2,228.0	$2,306.7	$2,231.2
Operating income (loss):
AMER	$70.9	$91.1	$68.7
APAC	116.3	101.9	118.1
EMEA	(3.1)	(2.3)	(3.0)
Corporate and other costs	(87.5)	(86.5)	(82.6)
	$96.6	$104.2	$101.2
Americas (AMER):
Net sales for fiscal 2013 decreased $193.1 million, or 15.4 percent, from fiscal 2012, due primarily to $113.6 million of decreased sales resulting from lower end-market demand from a significant industrial/commercial sector customer as well as a $71.1 million decrease in net sales due to a drop in demand from Juniper related to its disengagement and lower end-market demand for the products we produced for Juniper. Operating income for fiscal 2013 decreased $20.2 million from fiscal 2012 due primarily to the decrease in net sales.
Net sales for fiscal 2012 decreased $49.0 million, or 3.8 percent, from fiscal 2011, primarily as a result of decreased end-market demand in the networking/communications sector, which included the loss of two significant networking/communications customers, one as a result of a customer disengagement and the other as a result of a drop in end-market demand for the mix of products we produced for that customer. These decreases were partially offset by the ramp of production for a significant industrial/commercial sector customer and the addition of a new customer in this sector as well. Net sales to Juniper in fiscal 2012 did not change significantly from fiscal 2011. Operating income for fiscal 2012 increased $22.4 million from fiscal 2011 due to a favorable customer mix, an increase in engineering design and services profitability of approximately $5.1 million and $2.4 million of recoveries of receivables previously at risk.
Asia-Pacific (APAC):

Net sales for fiscal 2013 increased $35.9 million, or 3.2 percent, from fiscal 2012. The increase in net sales was primarily experienced in the healthcare/life sciences sector as a result of new program wins which more than offset the $14.2 million decrease in sales to Juniper as a result of its disengagement. Operating income increased $14.4 million in fiscal 2013 as compared to fiscal 2012, primarily as a result of the increase in net sales and favorable changes in customer mix combined with higher costs incurred in fiscal 2012 related to facility expansion and the Kontron arrangement.
Net sales for fiscal 2012 increased $47.3 million, or 4.4 percent, from fiscal 2011. This growth reflected incremental revenue from the Kontron arrangement of approximately $81.9 million as well as higher net sales to multiple customers across our market sectors. These increases were partially offset by decreased net sales from the disengagement of one customer in the networking/communications sector and a decline in end-market demand for the mix of products we produce for another customer in this sector as well for an industrial/commercial sector customer. Operating income decreased $16.2 million in fiscal 2012 as compared to fiscal 2011, primarily as a result of costs related to the addition of a fourth facility in Penang, Malaysia of approximately $5.9 million, increased expenses related to higher headcount to support capacity investments, transition costs for the Kontron arrangement and escalated pricing pressure.
Europe, Middle East and Africa (EMEA):
Net sales for fiscal 2013 increased $27.1 million, or 28.4 percent, from fiscal 2012. The increase in net sales was driven primarily by approximately $22.0 million from the ramp of new customers in each of our market sectors, partially offset by decreased net sales of $8.5 million due to the disengagement of an industrial/commercial customer. Operating loss increased in the current year as compared to the prior year due to an increase in fixed costs associated with the new facility in Oradea, Romania and the ramping of new customers at the United Kingdom facility. An increase in labor and parts costs in the fourth quarter of 2013 also contributed to the increased operating loss.
Net sales for fiscal 2012 increased $3.2 million, or 3.5 percent, from fiscal 2011. The increase in net sales was driven primarily by the addition of new customers in each of our market sectors, partially offset by decreased net sales to an industrial/commercial customer as a result of reduced end-market demand for the mix of products we produce for that customer. Operating results improved in fiscal 2012 as compared to fiscal 2011 due to increased profitability in Romania based on the mix of customers and increased leverage at the facility.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $341.9 million as of September 28, 2013 compared to $297.6 million as of September 29, 2012. The increase in the balance of our cash and cash equivalents was due primarily to cash generated from operations, partially offset by purchases of common stock as part of our stock repurchase program as well as increased capital expenditures for footprint expansions.
As of September 28, 2013, approximately 87% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for fiscal 2013, 2012 and 2011 (in millions):

	2013	2012	2011
Cash provided by operating activities	$207.6	$157.5	$158.5
Cash used in investing activities	$(107.2)	$(92.2)	$(68.7)
Cash used in financing activities	$(57.4)	$(10.8)	$(37.0)
Operating Activities. Cash flows provided by operating activities were $207.6 million for fiscal 2013, as compared to cash flows provided by operating activities of $157.5 million for fiscal 2012. Cash flows provided by operating activities increased due to overall improved working capital management as discussed below.
Cash flows provided by operating activities were $157.5 million for fiscal 2012, as compared to cash flows provided by operating activities of $158.5 million for fiscal 2011. Cash flows provided by operating activities decreased slightly due to lower net income, partially offset by overall improved working capital management.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	September 28, 2013	September 29, 2012	October 1, 2011
Days in accounts receivable	49	49	48
Days in inventory	72	78	85
Days in accounts payable	(56)	(58)	(57)
Days in cash deposits	(12)	(6)	(6)
Annualized cash cycle	53	63	70

We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended September 28, 2013 remained consistent compared to the three months ended September 29, 2012.
Days in inventory for the three months ended September 28, 2013 decreased by six days compared to the three months ended September 29, 2012, due to a decrease in year-end inventory balances resulting primarily from shipments to Juniper as a consequence of its disengagement.
Days in accounts payable for the three months ended September 28, 2013 decreased by two days compared to the three months ended September 29, 2012, primarily due to the timing of the purchases during the quarter.
Days in cash deposits for the three months ended September 28, 2013 increased by six days compared to the three months ended September 29, 2012 primarily due to cash deposits received from Juniper as a result of its disengagement. As of September 28, 2013, the Company held $11.0 million in inventory deposits and $15.3 million in accounts receivable deposits from Juniper.
We calculate cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. As of September 28, 2013 cash cycle days decreased by ten days compared to September 29, 2012 due to the factors noted above.

Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, increased for fiscal 2013, to $99.5 million, as compared to FCF of $93.8 million for fiscal 2012. Although operating income decreased in fiscal 2013, the decrease was more than offset by reduced working capital, as evidenced by the ten day decrease in cash cycle days, as described above, which led to higher FCF.
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
For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	2013	2012	2011
Cash provided by operating activities	$207.6	$157.5	$158.4
Capital expenditures	(108.1)	(63.7)	(70.8)
Free cash flow	$99.5	$93.8	$87.6

Investing Activities. Cash flows used in investing activities totaled $107.2 million for fiscal 2013 as compared to cash flows used in investing activities of $92.2 million for fiscal 2012. Cash flows used in investing activities increased primarily due to the additional investments in footprint expansions partially offset by the prior period including the Kontron arrangement. Cash flows used in investing activities for fiscal 2012 increased to $92.2 million from $68.7 million in fiscal 2011 primarily due to the expenditure of $34.2 million of cash related to the Kontron arrangement in fiscal 2012 (see Note 2 in Notes to Consolidated Financial Statements for information regarding the Kontron arrangement).

We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2013. We currently estimate capital expenditures for fiscal 2014 will be approximately $75 million. A portion of the fiscal 2014 capital expenditures are anticipated to be used for leasehold improvements for a new leased manufacturing facility in Guadalajara, Mexico. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $57.4 million for fiscal 2013, as compared to cash flows used in financing activities of $10.8 million for fiscal 2012. Cash flows used in financing activities for fiscal 2013 were comprised primarily of $49.9 million of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases. Cash flows used in financing activities for fiscal 2012 were comprised primarily of payments on debt, partially offset by debt proceeds and proceeds from the exercise of stock options.

On February 16, 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. On August 15, 2011, the Company completed its share repurchase program with a total of 6.3 million shares purchased for approximately 200.0 million, at an average price of $31.69 per share. These shares were recorded as treasury stock.

On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50 million of its common stock. This program was completed in the fourth quarter of fiscal 2013. During fiscal 2013, the Company repurchased 1,821,698 shares under this program for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock in fiscal 2014. Accordingly, no shares were purchased under this authorization in fiscal 2013.

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

The financial covenants (as defined under the Credit Facility) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 28, 2013, the Company was in compliance with all covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; as of September 28, 2013, the fee was 0.20%. On April 4, 2013, the original interest rate swaps associated with our term loan expired, and on June 4, 2013, the Company entered into a new interest rate swap associated with the term loan which extends through May 5, 2017. As of September 28, 2013, all outstanding debt under the Credit Facility is at a fixed interest rate as a result of a fixed interest rate swap contract. There is no floating rate debt outstanding under the Credit Facility as of September 28, 2013.

The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the "Notes"); $175 million principal of the Notes was outstanding as of both September 28, 2013 and September 29, 2012.

The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of September 28, 2013, we were in compliance with all such covenants relating to the Notes and the Note Purchase Agreement, which are consistent with those in the Credit Agreement discussed above.

The Credit Facility and Note Purchase Agreement allow for the future payment of cash dividends or the future repurchases of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 28, 2013 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter

Long-Term Debt Obligations (1,2)	$297.3	$10.4	$20.9	$266.0	$—
Capital Lease Obligations	13.0	4.6	7.8	0.6	—
Operating Lease Obligations	46.0	12.7	14.6	6.6	12.1
Purchase Obligations (3)	410.0	405.1	4.7	0.1	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	9.3	1.4	1.6	0.4	5.9
Other Long-Term Liabilities not on the Balance Sheet (5)	19.8	17.8	2.0	—	—
Total Contractual Cash Obligations	$795.4	$452.0	$51.6	$273.7	$18.1

1)
Includes amounts outstanding under the Credit Facility. As of September 28, 2013, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

2)	Includes $175 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

3)	As of September 28, 2013, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of September 28, 2013, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.4 million, as of September 28, 2013, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of September 28, 2013, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to complete new manufacturing facilities in Guadalajara, Mexico, Neenah, Wisconsin and Oradea, Romania.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2013, there were no material changes to these policies. Our more critical accounting policies are noted below:

Stock-Based Compensation – The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of comprehensive income over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of comprehensive income beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. We continue to use the Black-Scholes valuation model to value stock options. See Note 10 in Notes to Consolidated Financial Statements for further information.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for fiscal 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Net Sales	7%	5%	6%
Total Costs	11%	14%	14%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 28, 2013, a 10 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our term loans. For more information, refer to Note 6, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of September 28, 2013, our only material interest rate risk is associated with our term loan under our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Management’s Annual Report on Internal Control Over Financial Reporting:  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its chief executive officer and chief financial officer, has assessed the effectiveness of its internal control over financial reporting as of September 28, 2013, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment and those criteria, management of the Company has concluded that, as of September 28, 2013, the Company’s internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 28, 2013, as stated in its report included herein on page 42.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and “Executive Officers of the Registrant” in Part I hereof.
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement.
Equity Compensation Plan Information
The following table gives aggregate information regarding grants under all Plexus equity compensation plans through September 28, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1stcolumn)
Equity compensation plans approved by securityholders	3,718,971	$29.27	2,097,007
Equity compensation plans not approved by securityholders	—	n/a	—
Total	3,718,971	$29.27	2,097,007

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
Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the following list of Financial Statements and Financial Statement Schedule on page 41.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 28, 2013

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 22, 2013

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011
(in thousands, except per share data)

	2013	2012	2011
Net sales	$2,228,031	$2,306,732	$2,231,232
Cost of sales	2,014,846	2,086,819	2,016,490
Gross profit	213,185	219,913	214,742
Selling and administrative expenses	116,562	115,754	113,563
Operating income	96,623	104,159	101,179
Other income (expense):
Interest expense	(12,638)	(16,064)	(11,649)
Interest income	1,640	1,761	1,367
Miscellaneous	(642)	1,375	1,206
Income before income taxes	84,983	91,231	92,103
Income tax expense	2,724	29,142	2,847
Net income	$82,259	$62,089	$89,256
Earnings per share:
Basic	$2.40	$1.78	$2.34
Diluted	$2.36	$1.75	$2.30
Weighted average shares outstanding:
Basic	34,330	34,874	38,063
Diluted	34,892	35,529	38,800
Comprehensive income:
Net income	$82,259	$62,089	$89,256
Other comprehensive income:
Derivative instrument fair market value adjustment - net of
income tax	(2,701)	6,821	(407)
Foreign currency translation adjustments	6,754	1,234	1,671
Other comprehensive income	4,053	8,055	1,264
Total comprehensive income	$86,312	$70,144	$90,520
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 28, 2013 and September 29, 2012
(in thousands, except per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$341,865	$297,619
Accounts receivable, net of allowances of $1,008 and $1,011, respectively	305,350	323,210
Inventories	404,020	457,691
Deferred income taxes	3,917	5,500
Prepaid expenses and other	23,870	15,785

Total current assets	1,079,022	1,099,805

Property, plant and equipment, net	325,061	265,191
Deferred income taxes	2,510	4,335
Other	41,091	42,136

Total assets	$1,447,684	$1,411,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,574	$10,211
Accounts payable	313,404	341,276
Customer deposits	69,295	36,384
Accrued liabilities:
Salaries and wages	42,553	45,450
Other	42,550	46,550

Total current liabilities	471,376	479,871

Long-term debt and capital lease obligations, net of current portion	257,773	260,211
Deferred income taxes	2,128	3,268
Other liabilities	17,106	19,095

Total non-current liabilities	277,007	282,574

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 49,176 and 48,851 shares issued, respectively, and 33,600 and 35,097 shares outstanding, respectively	492	489
Additional paid-in capital	449,368	435,546
Common stock held in treasury, at cost, 15,576 and 13,754 shares, respectively	(449,968)	(400,110)
Retained earnings	679,172	596,913
Accumulated other comprehensive income	20,237	16,184
Total shareholders’ equity	699,301	649,022

Total liabilities and shareholders’ equity	$1,447,684	$1,411,467

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011
(in thousands)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income	Total
Balances, October 2, 2010	40,403	$478	$399,054	$(200,110)	$445,568	$6,865	$651,855
Net income	—	—	—	—	89,256	—	89,256
Other comprehensive income	—	—	—	—	—	1,264	1,264
Treasury shares purchased	(6,308)	—	—	(200,000)	—	—	(200,000)
Stock-based compensation expense	—	—	11,041	—	—	—	11,041
Exercise of stock options, including tax benefits	449	5	5,461	—	—	—	5,466
Balances, October 1, 2011	34,544	483	415,556	(400,110)	534,824	8,129	558,882
Net income	—	—	—	—	62,089	—	62,089
Other comprehensive income	—	—	—	—	—	8,055	8,055
Treasury shares purchased	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,535	—	—	—	12,535
Exercise of stock options, including tax benefits	553	6	7,455	—	—	—	7,461
Balances, September 29, 2012	35,097	489	435,546	(400,110)	596,913	16,184	649,022
Net income	—	—	—	—	82,259	—	82,259
Other comprehensive income	—	—	—	—	—	4,053	4,053
Treasury shares purchased	(1,822)	—	—	(49,858)	—	—	(49,858)
Stock-based compensation expense	—	—	11,782	—	—	—	11,782
Exercise of stock options, including tax benefits	325	3	2,040	—	—	—	2,043
Balances, September 28, 2013	33,600	$492	$449,368	$(449,968)	$679,172	$20,237	$699,301

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$82,259	$62,089	$89,256
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	47,410	47,918	46,634
Amortization of intangibles	2,066	1,296	—
Loss (gain) on sale of property, plant and equipment	104	(1,353)	(175)
Deferred income taxes	(1,773)	23,758	(3,028)
Stock-based compensation expense	11,782	12,535	11,041
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	19,657	(38,577)	28,551
Inventories	55,193	24,105	38,152
Prepaid expenses and other	(8,888)	(9,784)	322
Accounts payable	(28,490)	34,314	(60,705)
Customer deposits	32,712	5,485	3,332
Accrued liabilities and other	(4,385)	(4,283)	5,071
Cash flows provided by operating activities	207,647	157,503	158,451
Cash flows from investing activities
Payments for property, plant and equipment	(108,122)	(63,697)	(70,819)
Proceeds from sales of property, plant and equipment	873	3,670	2,145
Sale of long-term investments	—	2,000	—
Payments for business acquisition, net of cash acquired	—	(34,155)	—
Cash flows used in investing activities	(107,249)	(92,182)	(68,674)
Cash flows from financing activities
Proceeds from debt issuance, net of deferred finance costs	30,000	89,082	175,000
Payments on debt and capital lease obligations	(41,018)	(107,354)	(17,420)
Repurchases of common stock	(49,858)	—	(200,000)
Proceeds from exercise of stock options	3,778	6,820	6,000
Minimum tax withholding related to vesting of restricted stock	(350)	(1,373)	(534)
Income tax benefit of stock option exercises	—	2,014	—
Cash flows used in financing activities	(57,448)	(10,811)	(36,954)
Effect of exchange rate changes on cash and cash equivalents	1,296	1,002	1,040
Net increase in cash and cash equivalents	44,246	55,512	53,863
Cash and cash equivalents:
Beginning of period	297,619	242,107	188,244
End of period	$341,865	$297,619	$242,107
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting years for fiscal 2013, 2012 and 2011 each included 364 days.
The Company’s reportable segments consist of the AMER, APAC and EMEA segments. Refer to Note 12, "Reportable Segments, Geographic Information and Major Customers," for further details on reportable segments.
Cash and Cash Equivalents:  Cash equivalents are highly liquid investments purchased with an original maturity of less than three months and are classified as Level 1 in the fair level hierarchy described below. As of September 28, 2013 and September 29, 2012, cash and cash equivalents were the following (in thousands):

	2013	2012
Cash	$157,988	$124,648
Money market funds and other	183,877	172,971
	$341,865	$297,619
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
For the capitalization of software costs, the Company capitalizes significant costs incurred in the acquisition or development of software for internal use. This includes costs of both the software and the consultants, as well as payroll and payroll-related costs for employees directly involved in developing internal use computer software once the final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are expensed as incurred.
Expenditures for maintenance and repairs are expensed as incurred.
Impairment of Long-Lived Assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows. If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment and intangible assets with finite lives include reduced expectations for future performance or industry demand and possible further restructurings, among others.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than five percent of total sales for each of fiscal 2013, 2012 and 2011.
Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
Income Taxes:  Deferred income taxes are provided for the difference between the financial statement balance of assets and liabilities and their respective tax basis. The Company records a valuation allowance against deferred income tax assets when management believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized (see Note 7, "Income Taxes"). Realization of deferred income tax assets in each of the Company's tax jurisdictions is dependent on the Company’s ability to generate future taxable income in these jurisdictions. Recognition of deferred income tax assets is evaluated and tax reserves are recorded to address potential exposures related to income tax positions taken by the Company. These reserves are based on the assumptions and past experiences of the Company and provide for the uncertainty surrounding the application of statutes, rules, regulations, and interpretations to its income tax filings. It is possible that the actual costs or benefits relating to these matters may be materially more or less than the amount the Company estimated.
Foreign Currency Translation:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at year-end. The Company translates net sales, expenses and cash flows at the average monthly exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of

Plexus Corp.
Notes to Consolidated Financial Statements

the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Consolidated Statements of Comprehensive Income as a component of miscellaneous income (expense). Exchange (losses) gains on foreign currency transactions were $(1.2) million, $0.2 million, and $1.0 million for fiscal 2013, 2012 and 2011, respectively.
Derivatives:  All derivatives are recognized on the balance sheet at their fair market value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive income” within shareholders’ equity. The Company's interest rate swaps and certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(2.7) million, $6.8 million and $(0.4) million were recorded in “Accumulated other comprehensive income” for fiscal 2013, 2012 and 2011, respectively.
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
Stock-based Compensation:  The Company measures all share-based payments to employees, including grants of employee stock options, at fair value and expenses them in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant.
Comprehensive Income:  The Company follows the established standards for reporting comprehensive income, which is defined as the changes in equity of an enterprise except those resulting from shareholder transactions.
Accumulated other comprehensive income consists of the following as of September 28, 2013 and September 29, 2012 (in thousands):

	2013	2012
Foreign currency translation adjustments	$19,448	$12,694
Cumulative change in fair market value of derivative instruments, net of tax	789	3,490
Accumulated other comprehensive income	$20,237	$16,184
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
Fair Value of Financial Instruments:  Accounts payable and accrued liabilities are reflected in the consolidated financial statements at cost because of the short-term duration of these instruments. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of capital lease obligations was approximately $12.2 million and $13.7 million as of September 28, 2013 and September 29, 2012, respectively. The fair value

Plexus Corp.
Notes to Consolidated Financial Statements

of the Company’s long-term debt was $246.8 million and $256.8 million as of September 28, 2013 and September 29, 2012, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt and capital lease obligations (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 6, "Derivatives and Fair Value Measurements."

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
New Accounting Pronouncements:  In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance for unrecognized tax benefits that exist along with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued amended guidance that permits the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government ("UST") and the London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements or results of operations.
In March 2013, the FASB issued amended guidance for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustment in partial sales of equity method investments and in step acquisitions.  The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued guidance that requires entities to present the changes in the components of accumulated other comprehensive income. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes may be shown before or net of tax, and displayed either on the face of the financial statements or in the footnotes. Public entities are required to comply with the standard for annual and interim periods starting with the first interim period in the fiscal period beginning

Plexus Corp.
Notes to Consolidated Financial Statements

after December 15, 2012. The Company adopted this guidance as of the second fiscal quarter of 2013 with no impact to the Company's consolidated financial position, results of operations or cash flows, as the guidance only related to the presentation of the Company's financial statement disclosures.
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
Reclassifications: Long-term deferred income tax liabilities in fiscal 2012, in the amount of $3.3 million, were reclassified from short-term deferred income tax assets to conform to current year presentation on the Consolidated Balance Sheets.
2.    Business Combination

In January 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) located in Penang, Malaysia to Plexus facilities in Penang. Plexus acquired the inventory and equipment of KDMS for an adjusted purchase price of $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction was accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Consolidated Balance Sheets as a result of the arrangement and is being amortized on a straight-line basis over a two year period. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not have been materially different from reported results.

3.    Inventories
Inventories as of September 28, 2013 and September 29, 2012 consisted of (in thousands):

	2013	2012
Raw materials	$288,559	$337,657
Work-in-process	57,883	47,182
Finished goods	57,578	72,852
	$404,020	$457,691
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012 was $51.6 million and $34.8 million, respectively. Approximately $11.0 million of the inventory customer deposit balance as of September 28, 2013 relates to Juniper Networks, Inc. ("Juniper"), which disengaged from the Company in fiscal 2013.

4.    Property, Plant and Equipment
Property, plant and equipment as of September 28, 2013 and September 29, 2012 consisted of (in thousands):

Plexus Corp.
Notes to Consolidated Financial Statements

	2013	2012
Land, buildings and improvements	$212,195	$170,557
Machinery and equipment	312,941	295,548
Computer hardware and software	91,565	85,433
Construction in progress	67,518	39,894
	684,219	591,432
Less: accumulated depreciation	359,158	326,241
	$325,061	$265,191
The major component of the construction in progress balance is related to the footprint expansion in Neenah, Wisconsin.
Assets held under capital leases and included in property, plant and equipment as of September 28, 2013 and September 29, 2012 consisted of (in thousands):

	2013	2012
Buildings and improvements	$23,147	$23,009
Machinery and equipment	3,294	1,873
	26,441	24,882
Less: accumulated amortization	16,513	13,909
	$9,928	$10,973
The building and improvements category in the above table includes a leased manufacturing facility in San Diego, California, which is no longer used by the Company. The Company has subleased the facility. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility is approximately $6.5 million as of September 28, 2013.
Amortization of assets held under capital leases totaled $0.6 million, $0.8 million, and $0.9 million for fiscal 2013, 2012 and 2011, respectively. There was $1.4 million of capital lease additions for fiscal 2013 and $0.1 million for fiscal 2012. There were no such additions for fiscal 2011.

As of September 28, 2013, September 29, 2012 and October 1, 2011, accounts payable included approximately $10.9 million, $11.5 million and $12.3 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

5.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 28, 2013 and September 29, 2012, consisted of (in thousands):

	2013	2012
Debt:
Borrowings under term loan, expiring on May 15, 2017, interest rate of LIBOR plus 1.13%. See also Note 6, "Derivatives and Fair Value Measurements."	$75,000	$82,500
Borrowings under senior notes, expiring on June 15, 2018, interest rate of 5.20%. See also Note 6, "Derivatives and Fair Value Measurements."	175,000	175,000
Capital lease:
Capital lease obligations for equipment and facilities located in San Diego and Xiamen, China, expiring on various dates through 2017; weighted average interest rate of 9.3% for fiscal 2013 and 10.3% for fiscal 2012, respectively.	11,347	12,922
Less: current portion	(3,574)	(10,211)
Long-term debt and capital lease obligations, net of current portion	$257,773	$260,211
The aggregate scheduled maturities of the Company’s debt obligations as of September 28, 2013, are as follows (in thousands):

Plexus Corp.
Notes to Consolidated Financial Statements

2014	$—
2015	—
2016	—
2017	75,000
2018	175,000
Thereafter	—

Total	$250,000

The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 28, 2013, are as follows (in thousands):

2014	$4,550
2015	4,595
2016	3,197
2017	689
2018	—
Thereafter	—

13,031
Less: interest portion of capital leases	(1,684)

Total	$11,347
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. The Credit Facility was used to refinance the Company's then-existing $100 million senior unsecured revolving credit facility (no amounts were outstanding at that time) and its $150 million senior unsecured term loan (balance of $90.0 million as of May 15, 2012), and for general corporate purposes. Quarterly principal repayments of the Credit Facility term loan of $3.75 million per quarter began June 29, 2012 and ended on March 28, 2013. The final $75.0 million payment is due on May 15, 2017. The Company had term loan borrowings outstanding under the Credit Facility of $75.0 million and $82.5 million as of September 28, 2013 and September 29, 2012, respectively. During fiscal 2013, the Company borrowed and repaid $30.0 million under the revolving credit facility. There were no revolving borrowings under the Credit Facility as of September 28, 2013 and September 29, 2012.
The financial covenants (as defined in the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 28, 2013, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.0% or base rate plus 0% upon reduction in the current total leverage ratio. As of September 28, 2013, the Company had a borrowing rate of LIBOR plus 1.13%. As of September 28, 2013, all outstanding debt under the Credit Facility is at a fixed interest rate as a result of the interest rate swap contract discussed in Note 6, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of September 28, 2013. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of September 28, 2013.

In the second quarter of fiscal 2012, the Company incurred approximately $0.9 million in new debt issuance costs in connection with the new Credit Facility, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both September 28, 2013 and September 29, 2012. At September 28, 2013, the Company was in compliance with all financial covenants relating to the Notes, which are consistent with those in the Credit Agreement discussed above.

Plexus Corp.
Notes to Consolidated Financial Statements

Cash paid for interest in fiscal 2013, 2012 and 2011 was $12.9 million, $16.4 million and $8.6 million, respectively.

6.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Consolidated Balance Sheets at their estimated fair values. The Company currently has cash flow hedges related to variable rate debt and forecasted foreign currency payments. The Company also enters into forward currency exchange contracts from time to time to manage foreign currency exchange rate exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. There were no forward currency exchange contracts outstanding related to foreign currency denominated assets and liabilities at September 28, 2013.
The Company enters into forward currency exchange contracts on a rolling basis. These contracts had a total notional value of $71.0 million as of September 28, 2013. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.0 million liability as of September 28, 2013, and a $1.1 million asset as of September 29, 2012.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. The new interest rate swap contract is related to the $75.0 million term loan under the Company's Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive income" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.03 million asset as of September 28, 2013. As of September 28, 2013, the notional amount of the Company's interest rate swap was $75.0 million.
The Company entered into three interest rate swap contracts related to the term loans under its prior credit facility that had an initial total notional value of $150 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in fiscal 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $1.7 million liability as of September 29, 2012.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$34	$—	Current liabilities – Other	$—	$1,715
Forward contracts	Prepaid expenses and other	$—	$1,095	Current liabilities – Other	$999	$—

Plexus Corp.
Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Statements of Comprehensive Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative(Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Interest rate swaps	$961	$(40)	Interest income (expense)	$(788)	$(3,564)	Other income (expense)	$—	$—
Forward contracts	$(1,389)	$3,021	Selling and administrative expenses	$709	$(597)	Other income (expense)	$—	$—
Treasury Rate Locks	$—	$—	Interest income (expense)	$321	$320	Other income (expense)	$—	$—
Income Tax (Benefit) Expense	$—	$—	Income Tax (Benefit) Expense	$2,031	$—	Income Tax (Benefit) Expense	$—	$—

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of September 28, 2013, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

	Fair Value Measurements Using Input Levels Asset/ (Liability) (in thousands):
Fiscal year ended September 28, 2013	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$34	$—	$34
Forward currency forward contracts	$—	$(999)	$—	$(999)

Fiscal year ended September 29, 2012
Derivatives
Interest rate swaps	$—	$(1,715)	$—	$(1,715)
Forward currency forward contracts	$—	$1,095	$—	$1,095
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

7.    Income Taxes
The domestic and foreign components of income (loss) before income taxes for fiscal 2013, 2012 and 2011 consisted of (in thousands):

	2013	2012	2011
U.S.	$(8,406)	$8,371	$(9,449)
Foreign	93,389	82,860	101,552
	$84,983	$91,231	$92,103
Income tax expense (benefit) for fiscal 2013, 2012 and 2011 consisted of (in thousands):

	2013	2012	2011
Current:
Federal	$408	$—	$—
State	—	131	3
Foreign	4,089	5,253	5,872
	4,497	5,384	5,875
Deferred:
Federal	(3,702)	18,950	(1,649)
State	(42)	4,784	(484)
Foreign	1,971	24	(895)
	(1,773)	23,758	(3,028)
	$2,724	$29,142	$2,847

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2013, 2012 and 2011:

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	—	—	—
State income taxes, net of federal income tax	—	0.2	(0.3)
Foreign tax rate differences	(34.4)	(27.5)	(34.5)
Valuation reserve for deferred tax assets	5.8	26.5	1.4
Other, net	(3.2)	(2.3)	1.5
Effective income tax rate	3.2%	31.9%	3.1%
The Company recorded income tax expense of $2.7 million, $29.1 million and $2.8 million for fiscal 2013, 2012 and 2011, respectively.
The effective tax rate for fiscal 2013 was significantly lower than that of fiscal 2012 but comparable to the fiscal 2011 rate. The increase to the income tax expense recorded in fiscal 2012 as compared to the other periods presented was the result of the Company recording an additional valuation allowance against the U.S. deferred tax assets in fiscal 2012. During the preparation of the fiscal 2012 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our U.S. deferred tax assets, consistent with the provisions of ASC Topic 740, “Income Taxes.” Accordingly, the Company, based on the weight of the available positive and negative evidence, established an additional valuation allowance against the U.S. deferred tax assets, impacting the tax provision by $22.8 million. The total valuation allowance impacting the tax provision for fiscal 2012 was $24.1 million, comprised of the $22.8 million valuation allowance for the U.S. and an additional $1.3 million for operating losses in Germany and Romania.
During the fourth quarter of fiscal 2013, the Company identified and recorded a discrete tax adjustment and placed a full valuation allowance on the net deferred tax assets of the Company's U.K. operations, increasing tax expense by $1.8 million ($0.05 per diluted share). The Company's analysis found that in the fourth quarter, its U.K. operations experienced an unanticipated material decline in sales resulting in a loss in fiscal 2013, which is forecasted to continue into fiscal 2014. While the Company's U.K. operations are expected to regain profitability, the current, forecasted and cumulative losses are substantial negative evidence. Having examined the evidence, both positive and negative, it was determined that it is more likely than not that these deferred tax assets will not be utilized and should have a valuation allowance placed against them.

In the fourth quarter of fiscal 2013 the Company identified and recorded several out-of-period tax errors related to prior fiscal periods that reduced tax expense by $3.2 million ($0.09 per diluted share). These out-of-period adjustments are reflected in the Other, net line of the effective income tax rate schedule above. The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax asset as of September 28, 2013 and September 29, 2012, consisted of (in thousands):

	2013	2012
Deferred income tax assets:
Loss/credit carryforwards	$12,985	$12,175
Goodwill	1,268	2,024
Inventories	4,997	4,870
Accrued benefits	19,428	17,768
Allowance for bad debts	339	322
Interest rate swaps	—	664
Other	3,304	4,735
Total gross deferred income tax assets	42,321	42,558
Less valuation allowance	(34,075)	(27,087)
Deferred income tax assets	8,246	15,471
Deferred income tax liabilities:
Property, plant and equipment	3,934	7,404
Other	13	1,500
Deferred income tax liabilities	3,947	8,904
Net deferred income tax asset	$4,299	$6,567

During fiscal 2013, the Company’s valuation allowance increased by $7.0 million as a result of increases to the valuation allowance against the net deferred tax assets in the U.S. of $2.4 million, the net deferred tax assets in the U.K. of $2.4 million, the net deferred tax assets in Romania of $0.9 million, the net deferred tax assets in Germany of $1.0 million and the net deferred tax assets in China of $0.3 million.
As of September 28, 2013, the Company had approximately $81.6 million of state net operating loss carryforward that expires between fiscal 2014 and 2032, which also has a full valuation allowance against it.
As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company has unrecognized net operating loss carryforward of $2.6 million related to tax deductions in excess of compensation expense for stock options until such time as the related deductions actually reduce income taxes payable.
Cash paid for income taxes in fiscal 2013 and 2012 was $5.3 million and $9.0 million, respectively. Cash refunded for income taxes in fiscal 2011 was $2.2 million.
During the fiscal year ended September 28, 2013, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company has been granted tax holidays for its Malaysian and Xiamen, China subsidiaries. These tax holidays expire in fiscal 2024 and 2014, respectively, and are subject to certain conditions with which the Company expects to comply. In fiscal 2013, 2012 and 2011, these subsidiaries generated income, which resulted in tax reductions of approximately $22.7 million ($0.66 per basic share), $17.5 million ($0.50 per basic share) and $21.7 million ($0.57 per basic share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $567.3 million as of September 28, 2013. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company has approximately $7.4 million of uncertain tax benefits as of September 28, 2013. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) to the extent that payment is not anticipated within one year. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

Balance at beginning of fiscal 2012	$7,360
Gross increases for tax positions of prior years	243
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	—
Settlements	—
Balance at beginning of fiscal 2013	$7,603
Gross increases for tax positions of prior years	189
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	356
Settlements	—
Balance at September 28, 2013	$7,436
Approximately $5.3 million and $6.5 million of the balance as of September 28, 2013 and September 29, 2012, respectively, would reduce the Company’s effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $1.1 million, $0.9 million and $0.7 million as of September 28, 2013, September 29, 2012 and October 1, 2011, respectively. The Company recognized $0.2 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for the fiscal year ended September 28, 2013.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows. The Company is currently under examination by taxing authorities in the U.S. for fiscal years 2008 through 2010. The U.S. examination may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of the effects of any changes to the Company's previously recorded uncertain tax positions. Periodically, the Company's foreign operations are notified by local taxing authorities of an examination of current or prior period tax related filings. The Company is not aware of any material proposed adjustment that has not been reflected in the current financial statements.
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2008-2013
Germany	2009-2013
Mexico	2006-2013
Romania	2009-2013
United Kingdom	2007-2013
United States
Federal	2007-2013
State	2001-2013

8.    Earnings Per Share

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2013, 2012 and 2011 (in thousands, except per share amounts):

	2013	2012	2011
Earnings:
Net income	$82,259	$62,089	$89,256

Basic weighted average common shares outstanding	34,330	34,874	38,063
Dilutive effect of share-based awards outstanding	562	655	737
Diluted weighted average shares outstanding	34,892	35,529	38,800
Earnings per share:
Basic	$2.40	$1.78	$2.34
Diluted	$2.36	$1.75	$2.30

In fiscal 2013, 2012 and 2011, stock options and stock-settled stock appreciation rights (‘SARs”) to purchase approximately 1.9 million, 1.4 million and 1.3 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be antidilutive.

Outstanding shares have decreased in recent years as a result of the Company's stock repurchase programs. Refer to Note 14, "Shareholders' Equity" for further information on the Company's stock repurchase programs.

9.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021. Rent expense under all operating leases for fiscal 2013, 2012 and 2011 was approximately $15.7 million, $14.2 million and $12.8 million, respectively. Renewal and purchase options are available on certain of these leases.

Future minimum annual payments on operating leases are as follows (in thousands):

2014	$12,689
2015	8,554
2016	6,017
2017	3,663
2018	2,942
Thereafter	12,107

$45,972

10.    Benefit Plans
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4 percent of eligible earnings. The Company’s contributions for fiscal 2013, 2012 and 2011 totaled $6.6 million, $6.9 million and $5.8 million, respectively.
Stock-based Compensation Plans: The Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), which was last approved by shareholders in February 2011, is a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock-settled stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), unrestricted stock awards (“SAs”) and performance stock awards, in addition to cash incentive awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, cash incentive awards of up to $4.0 million may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for stock options, SARs, RSUs and other awards under the 2008 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, and RSUs granted to executive officers, other officers and key employees fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. In fiscal 2013, the Committee began granting RSUs to non-employee directors; these RSUs generally fully vest on the first anniversary of the grant date, which is also the date as of which the underlying shares will be issued (unless further deferred).
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
Options issued to the members of the Board of Directors in fiscal 2013, 2012 and 2011 vested immediately on the date of grant. SAs issued to members of the Board in fiscal 2012 and 2011 also vested immediately on the date of grant.
In fiscal 2013, under the 2008 Plan, the Company granted options to purchase 0.4 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.3 million shares of common stock, and the Committee did not grant SAs for shares of common stock.
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
The Company recognized $11.8 million, $12.5 million and $11.0 million of compensation expense associated with stock options, SARs, RSUs and SAs for fiscal 2013, 2012 and 2011, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2013 or 2012. A related deferred tax benefit of $3.7 million was recognized for fiscal 2011.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 2, 2010	3,189	$26.18

Granted	641	31.01
Cancelled	(110)	34.87
Exercised	(501)	20.78
Outstanding as of October 1, 2011	3,219	$27.69

Granted	518	30.24
Cancelled	(105)	34.44
Exercised	(561)	22.36
Outstanding as of September 29, 2012	3,071	$28.86

Granted	515	27.66
Cancelled	(141)	25.48
Exercised	(380)	22.00
Outstanding as of September 28, 2013	3,065	$29.27	$25,547

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value(in thousands)
Exercisable as of:
October 1, 2011	2,383	$26.38
September 29, 2012	2,327	$28.32
September 28, 2013	2,375	$29.49	$19,763
Included in the stock option and SAR activity table above are 0.1 million, 0.2 million and 0.3 million SARs, which were granted in fiscal 2013, 2012 and 2011, respectively.
The following table summarizes outstanding stock option and SAR information as of September 28, 2013 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options/SARs Exercisable	Weighted Average Exercise Price
$12.94 - $19.41	278	$14.75	3.0	278	$14.75
$19.42 - $29.12	1,269	$25.02	6.2	804	$24.43
$29.13 - $42.52	1,518	$35.48	5.3	1,293	$35.81
$12.94 - $42.52	3,065	$29.27	5.5	2,375	$29.49
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
The weighted average fair value per share of options and SARs granted for fiscal 2013, 2012 and 2011 were $11.88, $13.13 and $13.40, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

Plexus Corp.
Notes to Consolidated Financial Statements

	2013	2012	2011
Expected life (years)	4.40 - 5.00	4.40 - 5.00	4.40 - 5.00
Risk-free interest rate	0.57 - 2.71%	0.57 - 1.09%	1.03 - 2.17%
Expected volatility	45 - 51%	50 - 51%	49 - 50%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2013, 2012 and 2011 were $3.3 million, $4.3 million and $3.6 million, respectively.
For fiscal 2013, 2012 and 2011, the total intrinsic value of options and SARs exercised was $4.3 million, $7.6 million and $6.5 million, respectively.
As of September 28, 2013, there was $5.8 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.31 years.

A summary of the Company’s RSUs and SAs activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 2, 2010	385	$26.90

Granted	155	27.14
Canceled	(18)	25.92
Vested	(98)	31.27
Units outstanding as of October 1, 2011	424	$26.02

Granted	268	36.68
Canceled	(26)	33.12
Vested	(200)	25.98
Units outstanding as of September 29, 2012	466	$31.78

Granted	329	26.16
Canceled	(47)	31.26
Vested	(94)	26.59
Units outstanding as of September 28, 2013	654	$29.73	$24,140
The Company uses the fair value at the date of grant to value RSUs and SAs. The fair values of RSUs and SAs that vested for fiscal 2013, 2012 and 2011 were $0.5 million, $1.4 million and $0.6 million, respectively. There were 93,831 RSUs and no SAs that vested during the fiscal year ended September 28, 2013. There were 193,684 RSUs and 6,000 SAs that vested during the fiscal year ended September 29, 2012. There were 88,112 RSUs and 10,000 SAs that vested during the fiscal year ended October 1, 2011.
As of September 28, 2013, there was $10.7 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.82 years.
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

Plexus Corp.
Notes to Consolidated Financial Statements

contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2013, 2012 and 2011, the Company made contributions to the participants’ SERP accounts in the amount of $0.4 million, $0.4 million and $0.3 million, respectively.
As of September 28, 2013 and September 29, 2012, the SERP assets held in the Trust totaled $9.1 million and $7.7 million, respectively, and the related liability to the participants totaled approximately $5.6 million and $4.8 million as of September 28, 2013 and September 29, 2012, respectively. The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in non-current “Other assets” and non-current “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
Other: The Company currently does not and is not obligated to provide any postretirement medical or life insurance benefits to employees.

11.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

12.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources.
The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other costs, interest expense, interest income, other miscellaneous income (expense), and income taxes. Corporate and other costs primarily represent corporate selling and administrative expenses, and restructuring and impairment costs, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the regions are the same as for the Company taken as a whole.

Information about the Company’s three reportable segments for fiscal 2013, 2012 and 2011 were as follows (in thousands):

Plexus Corp.
Notes to Consolidated Financial Statements

	2013	2012	2011
Net sales:
AMER	$1,062,758	$1,255,851	$1,304,885
APAC	1,146,299	1,110,365	1,063,079
EMEA	122,566	95,360	92,269
Elimination of inter-segment sales	(103,592)	(154,844)	(229,001)
	$2,228,031	$2,306,732	$2,231,232

Depreciation:
AMER	$13,474	$14,486	$15,045
APAC	23,560	23,428	20,723
EMEA	4,644	3,438	2,947
Corporate	5,732	6,566	7,919
	$47,410	$47,918	$46,634

Operating income (loss):
AMER	$70,863	$91,087	$68,725
APAC	116,350	101,903	118,063
EMEA	(3,096)	(2,325)	(2,955)
Corporate and other costs	(87,494)	(86,506)	(82,654)
	$96,623	$104,159	$101,179
Capital expenditures:
AMER	$60,507	$11,532	$12,578
APAC	12,345	39,321	44,890
EMEA	30,836	9,863	10,233
Corporate	4,434	2,981	3,118
	$108,122	$63,697	$70,819

	September 28, 2013	September 29, 2012
Total assets:
AMER	$423,048	$403,911
APAC	828,672	771,781
EMEA	111,977	88,420
Corporate	83,987	147,355
	$1,447,684	$1,411,467

Plexus Corp.
Notes to Consolidated Financial Statements

The following enterprise-wide information is provided in accordance with the required segment disclosures for fiscal 2013, 2012 and 2011. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	2013	2012	2011

Net sales:
United States	$1,004,153	$1,156,347	$1,192,389
Malaysia	877,748	872,733	836,808
China	268,551	237,632	226,271
United Kingdom	81,657	60,313	75,771
Mexico	58,605	99,504	112,496
Romania	38,117	33,835	16,498
Germany	2,792	1,212	—
Elimination of inter-segment sales	(103,592)	(154,844)	(229,001)

	$2,228,031	$2,306,732	$2,231,232

	September 28, 2013	September 29, 2012
Long-lived assets:
United States	$110,548	$61,269
Malaysia	83,732	95,907
China	35,230	36,737
United Kingdom	14,645	9,256
Mexico	5,610	7,368
Romania	37,188	13,586
Germany	616	623
Other Foreign	5,463	5,540
Corporate	32,029	34,905

	$325,061	$265,191
Due to the Company being a contract manufacturer that produces unique products and services related to each contract, it is impracticable to provide revenue by product/service information.
Long-lived assets as of September 28, 2013 and September 29, 2012 exclude other long-term assets and deferred income tax assets which totaled $43.6 million and $46.5 million, respectively.

The percentages of net sales to customers representing 10 percent or more of total net sales for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Juniper Networks, Inc. (“Juniper”)	13%	16%	17%
For our significant customers, we generally manufacture products in more than one location. For example, net sales to Juniper, our largest customer in all periods presented, occurred in the AMER and APAC reportable segments. Production for Juniper concluded at the end of our third fiscal quarter of 2013. However, sales of certain inventory continued into our fourth fiscal quarter of 2013. We do not expect to incur any material adjustments related to this inventory. We expect no further shipments to Juniper in fiscal 2014.

Plexus Corp.
Notes to Consolidated Financial Statements

No customer represented 10 percent or more of total accounts receivable as of September 28, 2013 or September 29, 2012.

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
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2013 and 2012 (in thousands):

Limited warranty liability, as of October 1, 2011	$5,453
Accruals for warranties issued during the period	649
Settlements (in cash or in kind) during the period	(957)
Limited warranty liability, as of September 29, 2012	5,145
Accruals for warranties issued during the period	1,168
Settlements (in cash or in kind) during the period	(371)
Limited warranty liability, as of September 28, 2013	$5,942

14.    Shareholders' Equity

On February 16, 2011 the Company’s Board of Directors approved a share repurchase program that authorized the Company to repurchase up to $200 million of common stock. On August 15, 2011, the Company completed its share repurchase program with a total of 6.3 million shares purchased for approximately $200.0 million, at an average price of $31.69 per share. These shares were recorded as treasury stock.

On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50 million of its common stock. This program was completed in the fourth quarter of fiscal 2013. During fiscal 2013, the Company repurchased 1,821,698 shares under this program for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock in fiscal 2014. Accordingly, no shares were purchased under this authorization in fiscal 2013.

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

15.    Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2013 and 2012 consisted of (in thousands, except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Net sales	$530,532	$557,824	$571,945	$567,730		$2,228,031
Gross profit	51,162	52,021	55,473	54,529		213,185
Net income	16,616	17,975	23,204	24,464		82,259

Earnings per share (1):
Basic	$0.48	$0.52	$0.69	$0.73		$2.40
Diluted	$0.47	$0.52	$0.68	$0.71	(2)	$2.36

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
Net sales	$529,654	$573,470	$608,819	$594,789		$2,306,732
Gross profit	51,652	54,624	57,393	56,244		219,913
Net income	17,870	19,958	23,533	728	*	62,089

Earnings per share (1):
Basic	$0.52	$0.57	$0.67	$0.02		$1.78
Diluted	$0.51	$0.56	$0.66	$0.02		$1.75
(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
(2) Adjusting for fourth quarter discrete tax items, as discussed in Note 7, "Income Taxes," diluted earnings per share for the fourth quarter of 2013 was $0.67.
*See Note 7 in Notes to Consolidated Financial Statements for discussion regarding the fiscal 2012 valuation allowance recorded for deferred tax assets.
Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 28, 2013, September 29, 2012 and October 1, 2011 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Fiscal Year 2013:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,011	$1,036	$—	$1,039	*	$1,008
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$27,087	$6,988	$—	$—		$34,075

Fiscal Year 2012:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,256	$259	$—	$2,504	*	$1,011
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,116	$21,971	$—	$—		$27,087

Fiscal Year 2011:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,400	$1,863	$—	$7		$3,256
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$2,548	$1,238	$1,330	$—		$5,116
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
Dean A. Foate, Chairman, President and Chief Executive Officer
November 22, 2013
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
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Rainer Jueckstock
Dean A. Foate, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Rainer Jueckstock, Director

/s/ Ginger M. Jones	/s/ Peter Kelly
Ginger M. Jones, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Philip R. Martens
Ralf R. Böer, Director	Philip R. Martens, Director

/s/ Stephen P. Cortinovis	/s/ Michael V. Schrock
Stephen P. Cortinovis, Director	Michael V. Schrock, Director

/s/ David J. Drury	/s/ Mary A. Winston
David J. Drury, Director	Mary A. Winston, Director

*Each of the above signatures is affixed as of November 22, 2013.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended September 28, 2013

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

Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2012

10.2	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.3	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus' Report on Form 8-K dated May 15, 2008

10.4	Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.5	Amended and Restated Plexus Corp. 1998 Option Plan* [superseded]	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.6	(a) Summary of Directors’ Compensation (11/12)*	Exhibit 10.8(a) to Plexus' Report on Form 10-K for the year ended September 29, 2012

	(b) Summary of Directors’ Compensation (11/11)*[superseded]	Exhibit 10.7(a) to Plexus' Report on Form 10-K for the year ended October 1, 2011

	(c) Plexus Corp. 1995 Directors’ Stock Option Plan*[superseded]	Exhibit 10.10 to Plexus’ Report on Form 10-K for the year ended September 30, 1994

10.7	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.8	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.10 to Plexus' Report on Form 10-K for the fiscal year ended September 29, 2012

10.9 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*	Exhibit 10.11(a) to Plexus' Report on Form 10-K for the fiscal year ended September 29, 2012

10.9(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

	(vi) Form of Restricted Stock Unit Award Agreement for Directors (Form of award agreement consistent with the terms of the 2008 Long-Term Incentive Plan.)		X

	(vii) Form of Performance Stock Unit Agreement (Form of award agreement consistent with the terms of the 2008 Long-Term Incentive Plan.)		X

10.10	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 29, 2007

10.11(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.11(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

10.12	Amendment No. 1 to Standard Design-Build Agreement between Plexus Corp. and Miron Construction Co., Inc., dated July 3, 2012 (together with the underlying agreement).	Exhibit 10.1 to Plexus' Report on Form 8-K dated July 3, 2012

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Reconciliation of ROIC to GAAP Financial Statements	X

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management compensatory plans or agreements.