Form 10-Q
period 2013-12-28
PLEXUS CORP
filed 2014-01-31
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2014, there were 33,934,291 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 28, 2013

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$533,905	$530,532
Cost of sales	482,403	479,370
Gross profit	51,502	51,162
Selling and administrative expenses	26,136	29,678
Restructuring charges	3,605	—
Operating income	21,761	21,484
Other income (expense):
Interest expense	(2,815)	(3,720)
Interest income	639	397
Miscellaneous	240	(475)
Income before income taxes	19,825	17,686
Income tax expense	2,162	1,070
Net income	$17,663	$16,616
Earnings per share:
Basic	$0.52	$0.48
Diluted	$0.51	$0.47
Weighted average shares outstanding:
Basic	33,730	34,836
Diluted	34,693	35,283
Comprehensive income:
Net income	$17,663	$16,616
Other comprehensive income (loss):
Derivative instrument fair market value adjustment—net of income tax	(523)	(511)
Foreign currency translation adjustments	2,421	2,625
Other comprehensive income	1,898	2,114
Total comprehensive income	$19,561	$18,730
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$324,156	$341,865
Accounts receivable, net of allowances of $1,204 and $1,008, respectively	300,275	305,350
Inventories	440,482	404,020
Deferred income taxes	3,933	3,917
Prepaid expenses and other	24,164	23,870
Total current assets	1,093,010	1,079,022
Property, plant and equipment, net	333,985	325,061
Deferred income taxes	2,482	2,510
Other	43,937	41,091
Total assets	$1,473,414	$1,447,684
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,796	$3,574
Accounts payable	337,300	313,404
Customer deposits	45,496	69,295
Accrued liabilities:
Salaries and wages	37,759	42,553
Other	50,630	42,550
Total current liabilities	474,981	471,376
Long-term debt and capital lease obligations, net of current portion	256,949	257,773
Deferred income taxes	2,128	2,128
Other liabilities	17,335	17,106
Total non-current liabilities	276,412	277,007
Total liabilities	751,393	748,383
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 49,549 and 49,176 shares issued, respectively, and 33,787 and 33,600 shares outstanding, respectively	495	492
Additional paid-in capital	459,458	449,368
Common stock held in treasury, at cost, 15,762 and 15,576 shares, respectively	(456,902)	(449,968)
Retained earnings	696,835	679,172
Accumulated other comprehensive income	22,135	20,237
Total shareholders’ equity	722,021	699,301
Total liabilities and shareholders’ equity	$1,473,414	$1,447,684
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities
Net income	$17,663	$16,616
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	11,470	11,957
Amortization of intangibles	516	516
Gain on sale of property, plant and equipment	(72)	(69)
Deferred income taxes	(7)	66
Stock based compensation expense	2,558	2,785
Changes in operating assets and liabilities:
Accounts receivable	5,891	33,365
Inventories	(35,587)	(22,814)
Prepaid expenses and other	(3,547)	(3,047)
Accounts payable	29,273	(22,478)
Customer deposits	(23,960)	(48)
Accrued liabilities and other	(527)	(8,342)
Cash flows provided by operating activities	3,671	8,507
Cash flows from investing activities
Payments for property, plant and equipment	(21,795)	(25,843)
Proceeds from sales of property, plant and equipment	113	82
Cash flows used in investing activities	(21,682)	(25,761)
Cash flows from financing activities
Proceeds from revolving credit facility	45,000	—
Payments on revolving credit facility, debt and capital lease obligations	(46,016)	(648)
Repurchases of common stock	(6,934)	(6,070)
Proceeds from exercise of stock options	7,535	48
Cash flows used in financing activities	(415)	(6,670)
Effect of exchange rate changes on cash and cash equivalents	717	488
Net decrease in cash and cash equivalents	(17,709)	(23,436)
Cash and cash equivalents:
Beginning of period	341,865	297,619
End of period	$324,156	$274,183
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 28, 2013 AND DECEMBER 29, 2012
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 28, 2013 and September 28, 2013, and the results of operations for the three months ended December 28, 2013 and December 29, 2012, and the cash flows for the same three month periods.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the condensed consolidated financial statements included herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.
The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 9, "Business Segments," for further details on reportable segments.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase and are classified as Level 1 in the fair level hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $247.2 million and $246.8 million as of December 28, 2013 and September 28, 2013, respectively. The carrying value of the Company’s long-term debt was $250.0 million for both the periods ended December 28, 2013 and September 28, 2013. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
NOTE 2—INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	December 28, 2013	September 28, 2013
Raw materials	$310,643	$288,559
Work-in-process	63,494	57,883
Finished goods	66,345	57,578
	$440,482	$404,020
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013 was $42.0 million and $51.6 million, respectively. The decrease in the customer deposits balance is primarily related to the return of $11.0 million of inventory related deposits to Juniper Networks, Inc. ("Juniper") in the first fiscal quarter of 2014.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	December 28, 2013	September 28, 2013
Land, buildings and improvements	$267,611	$212,195
Machinery and equipment	315,223	312,941
Computer hardware and software	93,567	91,565
Construction in progress	27,183	67,518
	703,584	684,219
Less: accumulated depreciation	369,599	359,158
	$333,985	$325,061

The reduction in the construction in progress balance at December 28, 2013 was primarily due to the capitalization of assets related to the Neenah footprint expansion. The most significant component of the construction in progress balance at December 28, 2013 is related to footprint expansion in Guadalajara, Mexico. The major component of the construction in progress balance at September 28, 2013 was related to footprint expansion in Neenah.
NOTE 4—DEBT
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. Quarterly principal repayments of the term loan of $3.75 million per quarter began on June 29, 2012 and ended on March 28, 2013. The final $75 million payment is due on May 15, 2017. In the fiscal first quarter of 2014, the Company borrowed and repaid $45.0 million under the revolving credit facility. As of December 28, 2013, the Company had term loan borrowings of $75 million and no revolving borrowings outstanding under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 28, 2013, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0% upon reduction in the current total leverage ratio. As of December 28, 2013, the Company had a borrowing rate of LIBOR plus 1.13%. As of December 28, 2013, all outstanding debt under the Credit Facility is at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of December 28, 2013. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of December 28, 2013.

In the second quarter of fiscal 2012, the Company incurred approximately $0.9 million in new debt issuance costs in connection with the Credit Facility, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both December 28, 2013 and September 28, 2013. At December 28, 2013, the Company was in compliance with all financial covenants relating to the Notes, which are consistent with those in the Credit Agreement discussed above.
NOTE 5—DERIVATIVES AND FAIR VALUE MEASUREMENTS
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations and interest rates. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to fair value hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows.
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $60.0 million as of December 28, 2013. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $1.5 million liability as of December 28, 2013 and a $1.0 million liability as of September 28, 2013.
In addition, the Company had fair value derivatives outstanding with a notional value of $25.0 million as of December 28, 2013. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability and as an element of other (income) expense. The total fair value of these derivatives was a $0.1 million asset as of December 28, 2013. No contracts were outstanding as of September 28, 2013.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. The new interest rate swap contract is related to the $75.0 million term loan under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.1 million asset as of December 28, 2013 and a $0.03 million asset as of September 28, 2013. The notional amount of the Company’s interest rate swap was $75.0 million as of December 28, 2013 and September 28, 2013.
The Company previously entered into three interest rate swap contracts related to the term loans under its prior credit facility that had an initial total notional value of $150 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in the three months ended June 29, 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $1.7 million liability as of December 29, 2012.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 28, 2013	September 28, 2013		December 28, 2013	September 28, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$135	$34	Current liabilities – other	$—	$—
Forward contracts	Prepaid expenses and other	$—	$—	Current liabilities – other	$1,491	$999

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 28, 2013	September 28, 2013		December 28, 2013	September 28, 2013
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$135	$—	Current liabilities – other	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012
Interest rate swaps	$(31)	$(805)	Interest income (expense)	$(132)	$(786)	Other income (expense)	$—	$—
Forward contracts	$(743)	$79	Selling and administrative expenses	$(250)	$493	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income (expense)	$79	$79	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$52	$—	Income tax (benefit) expense	$—	$—

For the three months ended December 28, 2013, the derivative instruments that are not designated as hedging instruments resulted in the recognition of a $0.1 million gain recorded in other (income) expense on the Condensed Consolidated Statement of Comprehensive Income.

During the third quarter of fiscal 2011, when the fixed interest rate for the Company's issuance of $175 million of Notes was determined, all three related treasury rate lock contracts that were previously entered into settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of December 28, 2013, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$135	$—	$135
Foreign currency forward contracts - designated as hedging instruments	$—	$(1,491)	$—	$(1,491)
Foreign currency forward contracts - not designated as hedging instruments	$—	$135	$—	$135

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
NOTE 6—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	December 28, 2013	December 29, 2012
Basic and Diluted Earnings Per Share:
Net income	$17,663	$16,616
Basic weighted average common shares outstanding	33,730	34,836
Dilutive effect of share-based awards outstanding	963	447
Diluted weighted average shares outstanding	34,693	35,283
Earnings per share:
Basic	$0.52	$0.48
Diluted	$0.51	$0.47

For the three months ended December 28, 2013 and December 29, 2012, stock options and stock-settled SARs for approximately 0.5 million and 2.1 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

As a result of the Company's stock repurchase programs, there were fewer shares outstanding for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012. Refer to Note 12, "Shareholders' Equity" for further information on the Company's stock repurchase programs.

NOTE 7—STOCK-BASED COMPENSATION
The Company recognized $2.6 million and $2.8 million of compensation expense associated with stock-based awards for the three months ended December 28, 2013 and December 29, 2012, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
NOTE 8—INCOME TAXES
Income tax expense for the three months ended December 28, 2013 and December 29, 2012 was $2.2 million and $1.1 million, respectively. The effective tax rates for the three months ended December 28, 2013 and December 29, 2012 were 11 percent and 6 percent, respectively. The increase in the effective tax rate for the three months ended December 28, 2013, compared to the effective tax rate for the prior year period, was primarily due to an increase in income in China. A tax holiday reducing the tax rate for an entity in China expired on December 31, 2013. The Company anticipates the end of this holiday will have a negligible impact to the annualized effective tax rate for fiscal 2014. As demonstrated in recent quarters, the Company's overall tax rate will vary during the year based on the mix of forecasted earnings by taxing jurisdiction.
As of December 28, 2013, there was no material change in the amount of unrecognized tax benefits recorded for uncertain tax positions as compared to fiscal 2013 year end. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three months ended December 28, 2013 and December 29, 2012 was not material.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is currently under examination by taxing authorities in the U.S.; however, the Company is not currently under examination in any of the foreign jurisdictions in which the Company has significant operations.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three months ended December 28, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany, Romania and the U.K., as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
NOTE 9—BUSINESS SEGMENTS
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

Information about the Company’s three reportable segments for the three months ended December 28, 2013 and December 29, 2012, respectively, follows (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
AMER	$265,009	$259,024
APAC	270,150	272,429
EMEA	26,814	28,170
Elimination of inter-segment sales	(28,068)	(29,091)
	$533,905	$530,532
Operating income (loss):
AMER	$17,056	$19,278
APAC	31,942	25,200
EMEA	(2,465)	(222)
Corporate and other costs	(24,772)	(22,772)
	$21,761	$21,484
Other income (expense):
Interest expense	$(2,815)	$(3,720)
Interest income	639	397
Miscellaneous	240	(475)
Income before income taxes	$19,825	$17,686

	December 28, 2013	September 28, 2013
Total assets:
AMER	$436,872	$423,048
APAC	874,714	828,672
EMEA	106,597	111,977
Corporate	55,231	83,987
	$1,473,414	$1,447,684
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2013 and for the three months ended December 28, 2013 (in thousands):

Limited warranty liability, as of September 29, 2012	$5,145
Accruals for warranties issued during the period	1,168
Settlements (in cash or in kind) during the period	(371)
Limited warranty liability, as of September 28, 2013	5,942
Accruals for warranties issued during the period	387
Settlements (in cash or in kind) during the period	(260)
Limited warranty liability, as of December 28, 2013	$6,069
NOTE 11—LITIGATION
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12—SHAREHOLDERS' EQUITY
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. During the three months ended December 28, 2013, the Company repurchased 173,884 shares for approximately $6.9 million, at an average price of $39.88 per share. These shares were recorded as treasury stock. In addition, as of December 28, 2013, the Company had a commitment of approximately $0.5 million to purchase 12,214 shares, which were purchased before December 28, 2013, but settled after the end of the fiscal first quarter.
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50 million of its common stock. During the three months ended December 29, 2012, the Company repurchased 262,422 shares for approximately $6.1 million, at an average price of $23.13 per share. The Company repurchased 1,821,698 shares under this program in fiscal 2013 for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

NOTE 13—RESTRUCTURING COSTS
For the three months ended December 28, 2013, the Company incurred restructuring costs of $3.6 million, which consisted of the following:

•	$1.5 million of rent and associated costs resulting from the early exit of operating leases for two existing Neenah, Wisconsin facilities;

•
$1.8 million of moving costs to consolidate two existing Neenah, Wisconsin and one existing Appleton, Wisconsin (being sometimes referred to as the "Fox Cities") facilities into the new Neenah, Wisconsin manufacturing facility; and

•	$0.3 million of severance from the reduction of the Company's workforce in the Fox Cities, Wisconsin and in the United Kingdom.

The Company's restructuring cost accrual activity for the three months ended December 28, 2013 is included in the table below:

	Employee
	Termination		Other
	and Severance	Lease	Exit
	Costs	Obligations	Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring costs	0.3	1.8	1.5	3.6
Amounts utilized	—	—	(0.7)	(0.7)
Accrual balance, December 28, 2013	$0.3	$1.8	$0.8	$2.9

The accrual balance is expected to be utilized in the remainder of fiscal 2014.
NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS
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
In July 2013, the FASB issued amended guidance that permits the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or "OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to Treasury obligations of the U.S. government ("UST") and the London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements or results of operations.
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

“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our new facilities in China, Romania and the United States, our announced plans to open a new facility in Mexico and our other recent, planned and potential future expansions or replacements; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2013).
OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or “we”) participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized Product Realization solutions through a unique Product Realization Value Stream services model. This customer focused services model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining services to deliver comprehensive end-to-end solutions for customers in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") regions. Customer service is provided to over 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers’ products typically require exceptional production and supply-chain flexibility, necessitating an optimized demand-pull-based manufacturing and supply chain solution across an integrated global platform. Many of our customers’ products require complex configuration management and direct order fulfillment to their customers across the globe. In such cases we provide global logistics management and after-market service and repair. Our customers’ products may have stringent requirements for quality, reliability and regulatory compliance. We offer our customers the ability to outsource all phases of product realization, including product specifications; development, design and design verification; regulatory compliance support; prototyping and new product introduction; manufacturing test equipment development; materials sourcing, procurement and supply-chain management; product assembly/manufacturing, configuration and test; order fulfillment, logistics and service/repair.
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

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2013 and our “Safe Harbor” Cautionary Statement included above.

Recent Developments

Our new Neenah, Wisconsin manufacturing facility, which is replacing one owned and two leased facilities, opened in the fiscal first quarter of 2014. Consolidation of the three Fox Cities facilities into our new facility resulted in $3.5 million of restructuring charges in the first fiscal quarter of 2014. The consolidation is expected to result in approximately $0.6 million of additional restructuring charges in the second fiscal quarter of 2014.

An additional $0.1 million of restructuring charges were incurred in the first fiscal quarter of 2014 for severance from the reduction of our workforce at our United Kingdom facility. No additional costs are expected.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$533.9	$530.5
Gross profit	51.5	51.2
Gross margin	9.6%	9.6%
Operating income	21.8	21.5
Operating margin	4.1%	4.1%
Net income	17.7	16.6
Earnings per share (diluted)	$0.51	$0.47
Return on invested capital	14.5%	12.6%
Net sales. For the three months ended December 28, 2013, net sales increased by $3.4 million, or 0.6 percent, compared to the three months ended December 29, 2012, primarily as a result of new product ramps and market share wins in the healthcare/life sciences sector, as well as a $23.3 million increase in revenue from a key customer in the networking/communications sector driven by new product ramps. These increases were partially offset by a $64.1 million decrease in revenue from Juniper Networks, Inc. ("Juniper") related to its disengagement in 2013. Juniper related revenue was not significant to our net sales in the first quarter of fiscal 2014, as compared to 12% of our net sales in the same period of fiscal 2013. We expect no further revenue from Juniper in fiscal 2014.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	December 28, 2013	December 29, 2012
Networking/Communications	$163.1	$198.8
Industrial/Commercial	135.6	131.0
Healthcare/Life Sciences	164.9	133.0
Defense/Security/Aerospace	70.3	67.7
	$533.9	$530.5
Networking/Communications. Net sales for the networking/communications sector decreased $35.7 million for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012. The decrease was primarily a result of a reduction in net sales to Juniper of $64.1 million, related to its disengagement, partially offset by an increase of $23.3 million in net sales to a customer in this sector as a result of new product ramps as well as market share gains with other existing customers.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $4.6 million for the three months ended December 28, 2013 compared to the three months ended December 29, 2012. The increase was driven by $10.1 million in incremental revenue from a new customer combined with new product ramps and market share gains with other existing customers. This was partially offset by a $13.3 million reduction in revenue due to a customer disengagement.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $31.9 million for the three months ended December 28, 2013 compared to the three months ended December 29, 2012; $12.5 million of the increase was due to new program ramps and market share gains with an existing key customer, with the remainder resulting from increased net sales to various customers within the sector as a result of new program ramps and increased end-market demand.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $2.6 million for the three months ended December 28, 2013 compared to the three months ended December 29, 2012. The increase was the result of increased net sales to most customers in this sector, new program ramps and increased end-market demand.
Gross profit. For the three months ended December 28, 2013, gross profit increased $0.3 million, or 0.6 percent, compared to the three months ended December 29, 2012 in line with the percentage increase in net sales. Overall gross margin remained consistent at 9.6 percent. Contribution margin increased by $4.1 million as a result of favorable changes in customer mix and decreased material costs in the APAC region. This favorable effect was largely offset by a $3.6 million increase in fixed costs due to our investment in a new manufacturing facility in Neenah, Wisconsin and increased depreciation and personnel expenses associated with the new manufacturing facility in Romania, which opened in June 2013.
Operating income. For the three months ended December 28, 2013, operating income increased $0.3 million compared to the three months ended December 29, 2012. A $3.6 million decrease in selling and administrative expenses (“S&A”) as compared to the prior year period was offset by $3.6 million of restructuring charges in the three months ended December 28, 2013 primarily related to the consolidation of facilities into our new Neenah, Wisconsin manufacturing facility, which opened in the fiscal first quarter of 2014. As a result, operating margin remained consistent at 4.1 percent for the three months ended December 28, 2013 and December 29, 2012.

Other income (expense). Other income (expense) decreased to $1.9 million of expense for the three months ended December 28, 2013, as compared to $3.8 million of expense for the three months ended December 29, 2012. The decrease in other expense was primarily the result of a $0.9 million decrease in interest expense related to lower fixed interest rates resulting from interest rate swaps, as discussed in Note 5, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements, a $0.6 million reduction in currency exchange loss and a $0.2 million increase in interest income in the current period as compared to the prior year period.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Effective annual tax rate	11%	6%
Income tax expense increased to $2.2 million for the three months ended December 28, 2013, as compared to $1.1 million for the three months ended December 29, 2012, as a result of the increase in our effective tax rate. Our effective tax rate varies from the U.S. statutory rate of 35 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiaries in Malaysia and China, where we derive a significant portion of our earnings. The effective tax rate for the three months ended December 28, 2013 is higher than the effective tax rate for the three months ended December 29, 2012 primarily as a result of increased income in China. A tax holiday reducing the tax rate for an entity in China expired on December 31, 2013. We anticipate that the end of this holiday will have a negligible impact to the annualized effective rate for fiscal 2014. Our overall effective tax rate will fluctuate in the future depending on the geographic distribution of our worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2014 is expected to be between 9 percent and 11 percent.
Net income. Net income for the three months ended December 28, 2013 increased by $1.1 million, or 6.6 percent, to $17.7 million from $16.6 million for the three months ended December 29, 2012. Net income increased as a result of decreased other expense, as discussed above, partially offset by increased income tax expense, as discussed above.
Diluted earnings per share. Diluted earnings per share increased to $0.51 for the three months ended December 28, 2013 as compared to $0.47 for the three months ended December 29, 2012. The increase in diluted earnings per share for the period was primarily the result of the slight increase in net income noted above combined with a decrease in the number of shares outstanding as a result of our stock repurchase program.
Return on Invested Capital (“ROIC”). We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 5% over our weighted average cost of capital (“WACC”) and a 5% operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12%.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0% for fiscal 2014. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.5% and 12.6% for the three months ended December 28, 2013 and December 29, 2012, respectively. The current period ROIC of 14.5% was calculated excluding restructuring charges of $3.6 million. The period over period increase in ROIC was due to higher annualized operating income and lower average invested capital (as defined below).
We define ROIC as tax-effected annualized operating income, excluding special items such as restructuring charges, divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
AMER	$265.0	$259.0
APAC	270.2	272.4
EMEA	26.8	28.2
Elimination of inter-segment sales	(28.1)	(29.1)
	$533.9	$530.5
Operating income (loss):
AMER	$17.1	$19.3
APAC	31.9	25.2
EMEA	(2.4)	(0.2)
Corporate and other costs	(24.8)	(22.8)
	$21.8	$21.5
Americas (AMER): Net sales for the three months ended December 28, 2013 increased $6.0 million, or 2.3 percent, as compared to the prior year period primarily due to a $13.7 million increase in net sales from a networking/communications sector customer, as a result of market share gains, and $10.0 million in net sales to a new customer in the industrial/commercial sector. This increase was partially offset by reduced sales to Juniper related to its disengagement. Operating income for the three months ended December 28, 2013 decreased $2.2 million, or 11.4 percent, as compared to the prior year period, due primarily to increased fixed costs associated with the facility expansion in Neenah, Wisconsin.
Asia-Pacific (APAC): Net sales for the three months ended December 28, 2013 decreased $2.2 million, or 0.8 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was driven by $39.5 million of reduced sales to Juniper related to its disengagement, partially offset by $23.3 million of increased net sales to a customer in the networking/communications sector, driven by new product ramps, as well as increases in net sales to various other customers resulting from new program ramps and market share gains. Operating income for the three months ended December 28, 2013 increased $6.7 million, or 26.6 percent, as compared to the prior year period due primarily to favorable changes in customer mix and lower materials cost.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended December 28, 2013 decreased $1.4 million, or 5.0 percent, as compared to the prior year period due to the disengagement of a customer in the industrial/commercial sector. Operating loss for the three months ended December 28, 2013 increased $2.2 million, as compared to the prior year period, primarily due to $1.4 million of increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and personnel expenses associated with facility expansions.
LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $324.2 million as of December 28, 2013 compared to $341.9 million as of September 28, 2013. The decrease in the balance of our cash and cash equivalents was due primarily to the return of $26.3 million in customer deposits to Juniper related to its disengagement.
As of December 28, 2013, approximately 94% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash provided by operating activities	$3.7	$8.5
Cash used in investing activities	(21.7)	(25.8)
Cash used in financing activities	$(0.4)	$(6.7)
Operating Activities. Cash flows provided by operating activities were $3.7 million for the three months ended December 28, 2013, as compared to cash flows provided by operating activities of $8.5 million for the three months ended December 29, 2012. Cash flows provided by operating activities decreased due to increased working capital needs (primarily related to inventory), partially offset by higher net income and a favorable change in accrued liabilities.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 28, 2013	December 29, 2012
Days in accounts receivable	51	50
Days in inventory	83	92
Days in accounts payable	(64)	(61)
Days in cash deposits	(8)	(7)
Annualized cash cycle	62	74
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended December 28, 2013 increased by one day compared to the three months ended December 29, 2012 as there are no receivables related to Juniper for the current quarter compared to the prior year period.
Days in inventory for the three months ended December 28, 2013 decreased by nine days compared to the three months ended December 29, 2012, primarily due to the elimination of inventory held for Juniper related to its disengagement.
Days in accounts payable for the three months ended December 28, 2013 increased by three days compared to the three months ended December 29, 2012, primarily due to improved terms with suppliers and timing of materials purchases.
Days in cash deposits for the three months ended December 28, 2013 increased by 1 day compared to the three months ended December 29, 2012, primarily as a result of a $9.1 million increase in deposits from various customers.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended December 28, 2013 annualized cash cycle days improved by twelve days compared to the three months ended December 29, 2012 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the three months ended December 28, 2013, to a utilization of $18.1 million, as compared to a utilization of $17.3 million for the three months ended December 29, 2012. The primary use of cash was to fund capital expenditures for footprint expansion in Neenah, Wisconsin and Guadalajara, Mexico.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash provided by operating activities	$3.7	$8.5
Capital expenditures	(21.8)	(25.8)
Free cash flow	$(18.1)	$(17.3)
Investing Activities. Cash flows used in investing activities totaled $21.7 million for the three months ended December 28, 2013 as compared to cash flows used in investing activities of $25.8 million for the three months ended December 29, 2012. Cash flows used in investing activities decreased primarily due to the completion of footprint expansion in Neenah, Wisconsin.

We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2014 to be approximately $75 million of which $21.8 million of expenditures were made through the first quarter of fiscal 2014. A significant portion of the remaining fiscal 2014 capital expenditures is anticipated to be used to support new program ramps and leasehold improvements for our new manufacturing facility in Guadalajara, Mexico. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $0.4 million for the three months ended December 28, 2013, as compared to cash flows used in financing activities of $6.7 million for the three months ended December 29, 2012. In the quarter ended December 28, 2013, we borrowed and repaid $45.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the three months ended December 28, 2013 were comprised primarily of $6.9 million of purchases of common stock as part of our stock repurchase program as well as payments on capital leases. Cash flows used in financing activities in the current quarter were offset by $7.5 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the three months ended December 29, 2012 were comprised primarily of purchases of common stock as part of our stock repurchase program.

On August 29, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. As of December 28, 2013, the Company had repurchased 173,884 shares for approximately $6.9 million, at an average price of $39.88 per share. These shares were recorded as treasury stock. In addition, as of December 28, 2013, the Company had a commitment of approximately $0.5 million to purchase 12,214 shares, which were purchased before December 28, 2013, but settled after the end of the fiscal first quarter. It is anticipated that this program will continue to be funded with existing cash and is expected to be executed on a relatively consistent basis during the remainder of fiscal 2014.

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
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 28, 2013, the Company was in compliance with all financial covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of December 28, 2013. On June 4, 2013, the Company entered into a new interest rate swap associated with the term loan which extends through May 5, 2017. As of September 28, 2013, all outstanding debt under the Credit Facility is at a fixed interest rate as a result of a fixed interest rate swap contract. There is no floating rate debt outstanding under the Credit Facility as of September 28, 2013.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of December 28, 2013, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement, which are consistent with those in the Credit Agreement discussed above.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 28, 2013 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2014	2015-2016	2017-2018	2019 and thereafter

Long-Term Debt Obligations (1,2)	$294.3	$7.7	$20.7	$265.9	$—
Capital Lease Obligations	12.2	3.6	7.9	0.7	—
Operating Lease Obligations	43.2	9.6	14.8	6.7	12.1
Purchase Obligations (3)	344.5	330.0	14.2	—	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	9.6	1.1	1.5	0.5	6.5
Other Long-Term Liabilities not on the Balance Sheet (5)	19.1	17.1	2.0	—	—
Total Contractual Cash Obligations	$722.9	$369.1	$61.1	$273.8	$18.9

1)
Includes amounts outstanding under the Credit Facility. As of December 28, 2013, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of December 28, 2013, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of December 28, 2013, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $7.5 million, as of December 28, 2013, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of December 28, 2013, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to complete a new manufacturing facility in Guadalajara, Mexico.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2013 annual report on Form 10-K. During the first quarter of fiscal 2014, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	8%	9%
Total costs	6%	17%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 28, 2013 a 10 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our term loans. For more information, refer to Note 5, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of December 28, 2013, our only material interest rate risk is associated with our term loan under our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the first quarter of fiscal 2014, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2013.

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended December 28, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

September 29 to October 26, 2013	—	$—	—	$30,000,000

October 27 to November 23, 2013	75,301	38.95	75,301	$27,066,709

November 24 to December 28, 2013	98,583	40.58	98,583	$23,065,795

Total	173,884	$39.88	173,884

* On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. As of December 28, 2013, the Company had repurchased 173,884 shares for approximately $6.9 million, at an average price of $39.88 per share. These shares were recorded as treasury stock. In addition, as of December 28, 2013, the Company had a commitment of approximately $0.5 million to purchase 12,214 shares, which were purchased before December 28, 2013, but settled after the end of the fiscal first quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date:1/31/14	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date:1/31/14	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer