Form 10-Q
period 2014-03-29
PLEXUS CORP
filed 2014-05-01
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2014, there were 33,919,780 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 29, 2014

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$557,616	$557,824	$1,091,521	$1,088,356
Cost of sales	504,781	505,803	987,184	985,173
Gross profit	52,835	52,021	104,337	103,183
Selling and administrative expenses	27,790	28,833	53,926	58,511
Restructuring and impairment charges	6,045	—	9,650	—
Operating income	19,000	23,188	40,761	44,672
Other income (expense):
Interest expense	(3,082)	(3,640)	(5,896)	(7,360)
Interest income	683	383	1,322	780
Miscellaneous	671	—	911	(475)
Income before income taxes	17,272	19,931	37,098	37,617
Income tax (benefit) expense	(1,244)	1,956	919	3,026
Net income	$18,516	$17,975	$36,179	$34,591
Earnings per share:
Basic	$0.55	$0.52	$1.07	$1.01
Diluted	$0.53	$0.52	$1.04	$1.00
Weighted average shares outstanding:
Basic	33,868	34,286	33,799	34,253
Diluted	34,703	34,694	34,698	34,673
Comprehensive income:
Net income	$18,516	$17,975	$36,179	$34,591
Other comprehensive (loss) income:
Derivative instrument fair market value adjustment—net of income tax	1,386	1,234	863	723
Foreign currency translation adjustments	(2,901)	(2,035)	(480)	590
Other comprehensive (loss) income	(1,515)	(801)	383	1,313
Total comprehensive income	$17,001	$17,174	$36,562	$35,904
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 29, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$323,695	$341,865
Accounts receivable, net of allowances of $1,143 and $1,008, respectively	301,374	305,350
Inventories	462,209	404,020
Deferred income taxes	3,891	3,917
Prepaid expenses and other	25,360	23,870
Total current assets	1,116,529	1,079,022
Property, plant and equipment, net	333,315	325,061
Deferred income taxes	2,477	2,510
Other	42,421	41,091
Total assets	$1,494,742	$1,447,684
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,901	$3,574
Accounts payable	348,205	313,404
Customer deposits	43,866	69,295
Accrued liabilities:
Salaries and wages	37,031	42,553
Other	53,592	42,550
Total current liabilities	486,595	471,376
Long-term debt and capital lease obligations, net of current portion	256,090	257,773
Deferred income taxes	2,128	2,128
Other liabilities	13,450	17,106
Total non-current liabilities	271,668	277,007
Total liabilities	758,263	748,383
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 49,802 and 49,176 shares issued, respectively, and 33,867 and 33,600 shares outstanding, respectively	498	492
Additional paid-in capital	464,535	449,368
Common stock held in treasury, at cost, 15,935 and 15,576 shares, respectively	(464,525)	(449,968)
Retained earnings	715,351	679,172
Accumulated other comprehensive income	20,620	20,237
Total shareholders’ equity	736,479	699,301
Total liabilities and shareholders’ equity	$1,494,742	$1,447,684
See notes to condensed consolidated financial statements.
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities
Net income	$36,179	$34,591
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	23,345	23,819
Amortization of intangibles	603	1,033
Gain on sale of property, plant and equipment	(254)	(180)
Deferred income taxes	(83)	184
Non-cash impairment	3,160	—
Stock-based compensation expense	5,907	5,896
Changes in operating assets and liabilities:
Accounts receivable	3,679	(12,241)
Inventories	(58,381)	(27,192)
Prepaid expenses and other	(3,533)	(6,947)
Accounts payable	37,422	(4,470)
Customer deposits	(25,448)	60,555
Accrued liabilities and other	(2,901)	(12,121)
Cash flows provided by operating activities	19,695	62,927
Cash flows from investing activities
Payments for property, plant and equipment	(30,635)	(53,301)
Proceeds from sales of property, plant and equipment	356	203
Cash flows used in investing activities	(30,279)	(53,098)
Cash flows from financing activities
Proceeds from revolving credit facility	121,000	—
Payments on revolving credit facility, debt and capital lease obligations	(122,787)	(8,816)
Repurchases of common stock	(14,557)	(21,541)
Proceeds from exercise of stock options	10,833	116
Minimum tax withholding related to vesting of restricted stock	(1,567)	(350)
Cash flows used in financing activities	(7,078)	(30,591)
Effect of exchange rate changes on cash and cash equivalents	(508)	(350)
Net decrease in cash and cash equivalents	(18,170)	(21,112)
Cash and cash equivalents:
Beginning of period	341,865	297,619
End of period	$323,695	$276,507
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of March 29, 2014 and September 28, 2013, and the results of operations for the three and six months ended March 29, 2014 and March 30, 2013, and the cash flows for the same six month periods.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase and are classified as Level 1 in the fair value hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, derivatives, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Accounts receivable were reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses were based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $249.2 million and $246.8 million as of March 29, 2014 and September 28, 2013, respectively. The carrying value of the Company’s long-term debt was $250.0 million for both the periods ended March 29, 2014 and September 28, 2013. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
NOTE 2—INVENTORIES

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or market write-downs, were as follows (in thousands):

	March 29, 2014	September 28, 2013
Raw materials	$328,784	$288,559
Work-in-process	71,613	57,883
Finished goods	61,812	57,578
	$462,209	$404,020
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013 was $40.3 million and $51.6 million, respectively. The decrease in the customer deposits balance is primarily related to the return of $11.0 million of inventory-related deposits to Juniper Networks, Inc. ("Juniper"), a former customer, in the first fiscal quarter of 2014.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	March 29, 2014	September 28, 2013
Land, buildings and improvements	$263,848	$212,195
Machinery and equipment	326,470	312,941
Computer hardware and software	95,819	91,565
Construction in progress	21,191	67,518
	707,328	684,219
Less: accumulated depreciation	374,013	359,158
	$333,315	$325,061

The reduction in the construction in progress balance at March 29, 2014 was primarily due to the capitalization of assets related to the construction of the Company's new manufacturing facility in Neenah, Wisconsin that opened in the fiscal first quarter of 2014. The most significant component of the construction in progress balance at March 29, 2014 is related to footprint expansion in Guadalajara, Mexico whereas the major component of the construction in progress balance at September 28, 2013 was related to facility construction in Neenah.
NOTE 4—DEBT
On May 15, 2012, the Company entered into a five-year, $250 million senior unsecured credit facility that terminates on May 15, 2017 (the “Credit Facility”). The Credit Facility includes a $160 million revolving credit facility and a $90 million term loan. The revolving credit facility may be increased by $100 million (the "increase option") to $260 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related credit agreement (the "Credit Agreement"), subject to certain customary conditions. Quarterly principal repayments of the term loan of $3.75 million per quarter began on June 29, 2012 and ended on March 28, 2013. The final $75 million payment is due on May 15, 2017. In the fiscal second quarter of 2014, the Company borrowed and repaid $76.0 million under the revolving credit facility. As of March 29, 2014, the Company had term loan borrowings of $75 million and no revolving borrowings outstanding under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 29, 2014, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0% upon reduction in the current total leverage ratio. As of March 29, 2014, the Company had a borrowing rate of LIBOR plus 1.13%. As of March 29,

2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of March 29, 2014. The Company is also required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of March 29, 2014.

In the second quarter of fiscal 2012, the Company incurred approximately $0.9 million in new debt issuance costs in connection with the Credit Facility, which are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175 million principal of the Notes was outstanding as of both March 29, 2014 and September 28, 2013. At March 29, 2014, the Company was in compliance with all financial covenants relating to the Notes, which are consistent with those in the Credit Agreement discussed above.
NOTE 5—DERIVATIVES AND FAIR VALUE MEASUREMENTS
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations and interest rates. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to fair value hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. Changes in the fair value of the derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $76.6 million as of March 29, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $0.1 million liability as of March 29, 2014 and a $1.0 million liability as of September 28, 2013.
In addition, the Company had fair value derivatives outstanding with a notional value of $102.8 million as of March 29, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was a $0.3 million asset as of March 29, 2014. No contracts were outstanding as of September 28, 2013.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. The June 4, 2013 interest rate swap contract is related to the $75.0 million term loan under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying debt, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.2 million asset as of March 29, 2014 and a $0.03 million asset as of September 28, 2013. The notional amount of the Company’s interest rate swap was $75.0 million as of both March 29, 2014 and September 28, 2013.
The Company previously entered into three interest rate swap contracts related to the term loans under its prior credit facility that had an initial total notional value of $150 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in the three months ended June 29, 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150 million of the variable rate term loan under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The total fair value of these interest rate swap contracts was a $0.1 million liability as of March 30, 2013.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 29, 2014	September 28, 2013		March 29, 2014	September 28, 2013
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$193	$34	Current liabilities – other	$—	$—
Forward contracts	Prepaid expenses and other	$—	$—	Current liabilities – other	$58	$999

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 29, 2014	September 28, 2013		March 29, 2014	September 28, 2013
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$309	$—	Current liabilities – other	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Interest rate swaps	$(77)	$1,610	Interest income (expense)	$(133)	$(62)	Other income (expense)	$—	$—
Forward contracts	$643	$(177)	Selling and administrative expenses	$(790)	$179	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income (expense)	$81	$81	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$22	$—	Income tax (benefit) expense	$—	$—

The Effect of Derivative Instruments on the Condensed Statements of Comprehensive Income
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Interest rate swaps	$(108)	$805	Interest income (expense)	$(265)	$(848)	Other income (expense)	$—	$—
Forward contracts	$(100)	$(98)	Selling and administrative expenses	$(1,040)	$672	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income (expense)	$160	$160	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$74	$—	Income tax (benefit) expense	$—	$—

For the three and six months ended March 29, 2014, the derivative instruments that are not designated as hedging instruments resulted in the recognition of a $0.2 million gain and a $0.3 million gain, respectively, recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Income.

During the third quarter of fiscal 2011, when the fixed interest rate for the Company's issuance of $175 million of Notes was determined, all three related treasury rate lock contracts that were previously entered into settled and the Company received proceeds of $2.3 million, which is being amortized over the seven year term of the related debt.

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of March 29, 2014, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$193	$—	$193
Foreign currency forward contracts - designated as hedging instruments	$—	$(58)	$—	$(58)
Foreign currency forward contracts - not designated as hedging instruments	$—	$309	$—	$309
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
NOTE 6—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Basic and Diluted Earnings Per Share:
Net income	$18,516	$17,975	$36,179	$34,591
Basic weighted average common shares outstanding	33,868	34,286	33,799	34,253
Dilutive effect of share-based awards outstanding	835	408	899	420
Diluted weighted average shares outstanding	34,703	34,694	34,698	34,673
Earnings per share:
Basic	$0.55	$0.52	$1.07	$1.01
Diluted	$0.53	$0.52	$1.04	$1.00

For the three and six months ended March 29, 2014, stock options and stock-settled stock appreciation rights ("SARs") for approximately 0.5 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

For both the three and six months ended March 30, 2013, stock options and stock-settled SARs for approximately 2.3 million shares were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

The Company's stock repurchase programs impacted the number of shares outstanding for the three and six months ended March 29, 2014 as compared to the three and six months ended March 30, 2013. Refer to Note 12, "Shareholders' Equity" for further information on the Company's stock repurchase programs.

NOTE 7—STOCK-BASED COMPENSATION
The Company recognized $3.3 million and $5.9 million of compensation expense associated with stock-based awards for the three and six months ended March 29, 2014, respectively, and $3.1 million and $5.9 million for the three and six months ended March 30, 2013, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
In the first quarter of fiscal 2014, the Company modified its long-term incentive strategy to include grants of performance share units ("PSUs"). The initial grants of PSUs were made during the fiscal second quarter of 2014, although performance goals were set in the fiscal first quarter. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.1 million. The Company recognizes stock-based compensation expense over the PSUs’ vesting period.
NOTE 8—INCOME TAXES
Income tax (benefit) expense for the three and six months ended March 29, 2014 was a $1.2 million benefit and a $0.9 million expense, respectively. The effective tax rates for the three and six months ended March 29, 2014 were (7.2) percent and 2.5 percent, respectively, as compared to 9.8 percent and 8.0 percent for the three and six months ended March 30, 2013, respectively. The decrease in the tax expense and effective tax rate for the quarter and fiscal-year-to-date, as compared to the three and six months ended March 30, 2013, was primarily the result of discrete items occurring in the second quarter of fiscal 2014. These discrete items were substantially related to the completion of U.S. federal and state audits during the quarter, which resulted in the reversal of approximately $3.7 million of previously established reserves for uncertain tax positions.
As demonstrated in recent quarters, the Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of March 29, 2014 as compared to fiscal 2013 year end. The Company recognizes accrued interest and penalties related to the remaining uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and six months ended March 29, 2014 was not material.
It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. The Company is currently under examination by various state taxing authorities in the U.S. The Company is not currently undergoing any tax examinations in any of the foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three and six months ended March 29, 2014, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany, Romania and the U.K., as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
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

Information about the Company’s three reportable segments for the three and six months ended March 29, 2014 and March 30, 2013, respectively, follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
AMER	$279,271	$259,857	$544,280	$518,881
APAC	265,582	288,269	535,733	560,698
EMEA	32,240	34,942	59,054	63,112
Elimination of inter-segment sales	(19,477)	(25,244)	(47,546)	(54,335)
	$557,616	$557,824	$1,091,521	$1,088,356
Operating income (loss):
AMER	$14,868	$16,496	$31,924	$35,774
APAC	34,312	26,906	66,254	52,106
EMEA	(1,448)	835	(3,913)	613
Corporate and other costs	(28,732)	(21,049)	(53,504)	(43,821)
	$19,000	$23,188	$40,761	$44,672
Other income (expense):
Interest expense	$(3,082)	$(3,640)	$(5,896)	$(7,360)
Interest income	683	383	1,322	780
Miscellaneous	671	—	911	(475)
Income before income taxes	$17,272	$19,931	$37,098	$37,617

	March 29, 2014	September 28, 2013
Total assets:
AMER	$450,774	$423,048
APAC	888,278	828,672
EMEA	109,920	111,977
Corporate	45,770	83,987
	$1,494,742	$1,447,684
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2013 and for the six months ended March 29, 2014 (in thousands):

Limited warranty liability, as of September 29, 2012	$5,145
Accruals for warranties issued during the period	1,168
Settlements (in cash or in kind) during the period	(371)
Limited warranty liability, as of September 28, 2013	5,942
Accruals for warranties issued during the period	3,626
Settlements (in cash or in kind) during the period	(1,276)
Limited warranty liability, as of March 29, 2014	$8,292
NOTE 11—LITIGATION
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12—SHAREHOLDERS' EQUITY
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. During the three months ended March 29, 2014, the Company repurchased 185,117 shares for approximately $7.6 million, at an average price of $41.18 per share. For the six months ended March 29, 2014, the Company repurchased 359,001 shares for approximately $14.6 million, at an average price of $40.55 per share. These shares were recorded as treasury stock. In addition, as of March 29, 2014, the Company had a commitment of approximately $0.4 million to purchase 9,449 shares, which were purchased before March 29, 2014, but settled after the end of the fiscal second quarter.
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50 million of its common stock. During the three months ended March 30, 2013, the Company repurchased 614,683 shares for approximately $15.5 million, at an average price of $25.17 per share. For the six months ended March 30, 2013, the Company repurchased 877,105 shares for approximately $21.5 million, at an average price of $24.56 per share. The Company repurchased 1,821,698 shares under this program in fiscal 2013 for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

NOTE 13—RESTRUCTURING AND IMPAIRMENT COSTS
Restructuring and impairment costs, primarily incurred in the Company's AMER segment, largely relate to the consolidation of the Company's facilities in the Fox Cities (Neenah and Appleton), Wisconsin and the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the three months ended March 29, 2014, the Company incurred restructuring and impairment costs of $6.0 million, which consisted of the following:

•	$3.2 million of fixed asset impairment at the Company's Juarez facility;

•	$2.2 million of severance from the anticipated reduction of the Company's workforce in Juarez; and

•	$0.6 million of moving costs to consolidate three existing Fox Cities facilities into the new Neenah manufacturing facility.
For the six months ended March 29, 2014, the Company incurred restructuring and impairment costs of $9.7 million, which consisted of the following:

•	$3.2 million of fixed asset impairment at the Company's Juarez facility;

•	$2.6 million of severance from the reduction of the Company's workforce in Juarez, the Fox Cities and the United Kingdom; and

•
$3.9 million of rent, moving and associated costs resulting from the early exit of operating leases for two existing Neenah facilities and the consolidation of three existing Fox Cities facilities into the new Neenah manufacturing facility.

The Company cannot recognize an income tax benefit for restructuring and impairment costs due to existing tax losses in these jurisdictions.

The Company's restructuring accrual activity for the three months ended March 29, 2014 is included in the table below (in millions):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrual balance, December 28, 2013	$—	$0.3	$2.6	$2.9
Restructuring and impairment costs	3.2	2.2	0.6	6.0
Amounts utilized	(3.2)	—	(1.8)	(5.0)
Accrual balance, March 29, 2014	$—	$2.5	$1.4	$3.9

The Company's restructuring accrual activity for the six months ended March 29, 2014 is included in the table below (in millions):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring and impairment costs	3.2	2.6	3.9	9.7
Amounts utilized	(3.2)	(0.1)	(2.5)	(5.8)
Accrual balance, March 29, 2014	$—	$2.5	$1.4	$3.9

All impairment costs were expensed in the three months ended March 29, 2014. The restructuring accrual balance is expected to be utilized by the end of the fiscal first quarter of 2015.
NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued final guidance that changes the criteria for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The revised guidance defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented but does require the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued new guidance for unrecognized tax benefits that exist along with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our new facilities in China, Romania and the United States, our announced plans to open a new facility in Mexico and our other recent, planned and potential future expansions, closures or replacements; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors”, otherwise herein, and in our Securities and Exchange Commission filings (particularly in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2013).
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

Recent Developments
Construction of the Company's new leased Guadalajara, Mexico manufacturing facility, which will replace a leased facility in Juarez, Mexico, as announced in the fiscal second quarter of 2014, is currently on schedule for completion in the fiscal third quarter of 2014. Consolidation of the existing Juarez facility into the new Guadalajara facility resulted in $5.4 million of restructuring and impairment charges in the second fiscal quarter of 2014. The consolidation is expected to result in approximately $2.0 million of additional restructuring charges through the first quarter of fiscal 2015.

Our new Neenah, Wisconsin manufacturing facility opened in the fiscal first quarter of 2014. Consolidation of the three former facilities in Neenah and Appleton, Wisconsin (the "Fox Cities") into our new facility resulted in $0.6 million and $4.0 million of restructuring charges in the three and six months ended March 29, 2014, respectively. No further restructuring charges are expected related to the consolidation of these facilities.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$557.6	$557.8	$1,091.5	$1,088.4
Gross profit	52.8	52.0	104.3	103.2
Gross margin	9.5%	9.3%	9.6%	9.5%
Operating income	19.0	23.2	40.8	44.7
Operating margin	3.4%	4.2%	3.7%	4.1%
Net income	18.5	18.0	36.2	34.6
Earnings per share (diluted)	$0.53	$0.52	$1.04	$1.00
Return on invested capital			14.1%	12.7%
Net sales. For the three months ended March 29, 2014, net sales decreased by $0.2 million, compared to the three months ended March 30, 2013. As expected, there was no revenue from Juniper Networks, Inc. (“Juniper”), which disengaged from the Company in fiscal 2013, in the three months ended March 29, 2014, as compared to Juniper related revenue of $91.7 million, or 16% of net sales, in the same period of fiscal 2013. This decrease was largely offset by a $54.4 million increase in net sales from three large customers in the networking/communications sector, resulting primarily from new product ramps and expansion of end-market demand as well as a $37.0 million increase in the healthcare/life sciences sector driven primarily by new product ramps and market share gains. We expect no further revenue from Juniper in fiscal 2014.
For the six months ended March 29, 2014, net sales increased by $3.1 million, or 0.3 percent, compared to the six months ended March 30, 2013. The net increase was the result of offsetting factors. A $92.5 million increase in revenue from three customers in the networking/communications sector was driven by new product ramps and end-market demand; an increase in net sales of $68.7 million was primarily a result of new product ramps and market share gains in the healthcare/life sciences sector. These increases were largely offset by a $155.9 million decrease in revenue from Juniper. Juniper-related revenue was not significant to our net sales for the six months ended March 29, 2014, as compared to Juniper related revenue of 14% of our net sales in the same period of fiscal 2013.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Networking/Communications	$162.4	$212.5	$325.4	$411.3
Industrial/Commercial	144.6	139.7	280.2	270.7
Healthcare/Life Sciences	166.4	129.2	331.3	262.2
Defense/Security/Aerospace	84.2	76.4	154.6	144.2
	$557.6	$557.8	$1,091.5	$1,088.4
Networking/Communications. Net sales for the networking/communications sector decreased $50.1 million for the three months ended March 29, 2014 as compared to the three months ended March 30, 2013. The decrease was primarily a result of a reduction in net sales to Juniper of $91.7 million, partially offset by an increase of $54.4 million in net sales to three customers in this sector as a result of new product ramps and expansion of end-market demand.
Net sales for the networking/communications sector decreased $85.9 million for the six months ended March 29, 2014 as compared to the six months ended March 30, 2013. The decrease was primarily a result of a reduction in net sales to Juniper of $155.9 million, partially offset by an increase of $92.5 million in net sales to three customers in this sector as a result of new product ramps and expansion of end-market demand.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $4.9 million for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase was driven by $17.2 million in incremental revenue from three customers due to a new customer engagement, new product ramps and increased end-market demand. This was partially offset by an $11.2 million reduction in revenue from a key customer due to loss of market share with its customers.

Net sales for the industrial/commercial sector increased $9.5 million for the six months ended March 29, 2014 compared to the six months ended March 30, 2013. The increase was largely driven by $32.4 million in incremental revenue from three customers due to a new customer engagement, new product ramps and increased end-market demand, as well as revenue increases from various other customers. This was partially offset by a $15.2 million reduction in revenue due to a customer disengagement and a $15.4 million reduction in revenue from a key customer due to loss of market share with its customers.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $37.2 million for the three months ended March 29, 2014 compared to the three months ended March 30, 2013; $26.1 million of the increase was due to new program ramps with two existing key customers with the remainder resulting from increased net sales to various customers within the sector as a result of new program ramps and increased end-market demand.
Net sales for the healthcare/life sciences sector increased $69.1 million for the six months ended March 29, 2014 compared to the six months ended March 30, 2013; $41.9 million of the increase was due to new program ramps with two existing key customers with the remainder resulting from increased net sales to various customers within the sector as a result of new program ramps and increased end-market demand.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $7.8 million for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The increase was driven by $21.6 million in increased revenue from four customers, primarily due to new product ramps and increased end-market demand. This was partially offset by a $14.6 million reduction in revenue as a result of softening end-market demand for one customer in this sector.
Net sales for the defense/security/aerospace sector increased $10.4 million for the six months ended March 29, 2014 compared to the six months ended March 30, 2013. The increase was largely the result of $38.2 million in increased revenue from four customers primarily as a result of new product ramps and increased demand. This was partially offset by a $31.6 million reduction in revenue as a result of softening end-market demand for one customer in this sector.
Gross profit. For the three months ended March 29, 2014, gross profit increased $0.8 million, or 1.5 percent, compared to the three months ended March 30, 2013. Overall gross margin increased to 9.5 percent from 9.3 percent. Contribution margin increased by $6.0 million primarily as a result of favorable changes in customer mix and supply chain productivity in the APAC region. This favorable effect was largely offset by a $5.2 million increase in fixed costs primarily due to our investment in a new manufacturing facility in Neenah, ramp up of new business in the AMER region and increased depreciation and personnel expenses associated with our new manufacturing facility in Romania, which opened in June 2013.
For the six months ended March 29, 2014, gross profit increased $1.1 million, or 1.1 percent, compared to the six months ended March 30, 2013 in line with the percentage increase in net sales. Overall gross margin increased to 9.6 percent from 9.5 percent. Contribution margin increased by $10.1 million primarily as a result of favorable changes in customer mix and supply chain productivity in the APAC region. This favorable effect was largely offset by an $8.9 million increase in fixed costs due to our investment in a new manufacturing facility in Neenah, ramp up of new business in the AMER region and increased depreciation and personnel expenses associated with our new manufacturing facility in Romania.
Operating income. For the three months ended March 29, 2014, operating income decreased $4.2 million compared to the three months ended March 30, 2013. A $1.0 million decrease in selling and administrative expenses (“S&A”) as compared to the prior year period was offset by $6.0 million of restructuring and impairment charges in the three months ended March 29, 2014 primarily related to the planned closure of our Juarez facility. As a result, operating margin decreased to 3.4 percent for the three months ended March 29, 2014 from 4.2 percent for the three months ended March 30, 2013.
For the six months ended March 29, 2014, operating income decreased $3.9 million compared to the six months ended March 30, 2013. A $4.6 million decrease in S&A expenses as compared to the prior year period was offset by $9.7 million of restructuring and impairment charges in the six months ended March 29, 2014 primarily related to the consolidation of facilities into our new Neenah manufacturing facility, which opened in the fiscal first quarter of 2014, and the planned closure of our Juarez facility. As a result, operating margin decreased to 3.7 percent for the six months ended March 29, 2014 from 4.1 percent for the six months ended March 30, 2013.

Other income (expense). Other expense decreased to $1.7 million and $3.7 million for the three and six months ended March 29, 2014, respectively, as compared to $3.3 million and $7.1 million for the three and six months ended March 30, 2013, respectively. The decrease in other expense for the three months ended March 29, 2014 was primarily the result of a $0.6 million decrease in interest expense related to lower fixed interest rates resulting from interest rate swaps, a $0.6 million increase in currency exchange gain and a $0.3 million increase in interest income in the current period as compared to the prior year period. The decrease in other expense for the six months ended March 29, 2014 was primarily the result of a $1.5 million decrease in interest expense related to lower fixed interest rates resulting from interest rate swaps, a $1.1 million increase in currency exchange gain and a $0.5 million increase in interest income in the current period as compared to the prior year period.
Income taxes. Effective annual income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Effective tax rate	(7.2)%	9.8%	2.5%	8.0%
Income tax (benefit) expense was a $1.2 million benefit as compared to a $2.0 million expense for the three months ended March 29, 2014 and March 30, 2013, respectively. Income tax expense decreased to $0.9 million from $3.0 million for the six months ended March 29, 2014 and March 30, 2013, respectively. Income tax (benefit) expense for the three and six months ended March 29, 2014 was favorably impacted by $3.7 million of discrete tax items recorded during the current quarter primarily related to the completion of federal and state audits during the quarter. The Company has not recognized an income tax benefit for restructuring and impairment costs due to existing tax losses in the jurisdictions where the costs are deductible for tax purposes.
The impact of discrete items on the Company's income tax expense is reflected in the following table (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Income tax (benefit) expense, as reported	$(1.2)	$2.0	$0.9	$3.0
Impact of discrete tax items	3.7	(0.5)	3.8	(0.2)
Income tax expense, as adjusted*	$2.5	$1.5	$4.7	$2.8
*The Company believes that the non-GAAP presentation of income tax expense, as adjusted provides a more accurate representation and allows for a more meaningful comparison of reporting periods by eliminating discrete benefits unrelated to operations in those periods.
The increase in the adjusted tax expense for the three and six months ended March 29, 2014, as compared to the three and six months ended March 30, 2013, is primarily due to increased earnings in China. A tax holiday that reduced the tax rate for an entity in China expired on December 31, 2013; the Company anticipates that the expiration of this tax holiday will have a negligible impact on the annualized effective tax rate for fiscal 2014.
Our effective tax rate varies from the U.S. statutory rate of 35 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiary in Malaysia, where we derive a significant portion of our earnings. The Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
The estimated annual effective tax rate for all of fiscal 2014 is expected to be between 8 percent and 10 percent.
Net income. Net income for the three months ended March 29, 2014 increased by $0.5 million, or 2.8 percent, to $18.5 million from $18.0 million for the three months ended March 30, 2013. Net income for the six months ended March 29, 2014 increased by $1.6 million, or 4.6 percent, to $36.2 million from $34.6 million for the six months ended March 30, 2013. Net income increased in both periods as a result of decreased other expense combined with decreased income tax expense, as discussed above.
Diluted earnings per share. Diluted earnings per share, with and without restructuring and impairment costs and discrete tax items for the three and six months ended March 29, 2014 and March 30, 2013 was as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Diluted earnings per share, as reported	$0.53	$0.52	$1.04	$1.00
Impact of restructuring and impairment charges	0.18	—	0.28	—
Impact of discrete tax items	(0.11)	—	(0.11)	—
Diluted earnings per share, as adjusted*	$0.60	$0.52	$1.21	$1.00
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding restructuring and impairment costs and discrete tax items provides a more meaningful comparison of reporting periods by eliminating charges and discrete benefits unrelated to operations in those periods.
Diluted earnings per share increased to $0.53 and $1.04 for the three and six months ended March 29, 2014 as compared to $0.52 and $1.00 for the three and six months ended March 30, 2013. Diluted earnings per share for the three months ended March 29, 2014 was unfavorably impacted by $6.0 million of restructuring and impairment costs and favorably impacted by $3.7 million of discrete tax items. Diluted earnings per share was unfavorably impacted by $9.7 million of restructuring and impairment costs and favorably impacted by $3.8 million of discrete tax items recorded during the six months ended March 29, 2014. The increase in diluted earnings per share for the three months ended March 29, 2014 was primarily the result of the decreases in cost of sales, S&A expenses, other income (expense) and the discrete items noted above offset by restructuring and impairment costs. The increase in diluted earnings per share for the six months ended March 29, 2014 was primarily the result of increased revenue combined with decreases in cost of sales, S&A expenses, other income (expense) and discrete tax items offset by restructuring and impairment costs. See Note 13, "Restructuring and Impairment Costs," in Notes to Condensed Consolidated Financial Statements.
Return on Invested Capital (“ROIC”). We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”) and a 5% operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12%.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0% for fiscal 2014. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.1% and 12.7% for the six months ended March 29, 2014 and March 30, 2013, respectively. The current period ROIC of 14.1% was calculated excluding restructuring and impairment charges of $9.7 million and $3.7 million of discrete tax benefits. The period over period increase in ROIC was due to higher annualized operating income, offset by higher average invested capital (as defined below).
We define ROIC as tax-effected annualized operating income, excluding special items such as restructuring and impairment charges and discrete tax benefits, divided by average invested capital over a rolling three-quarter period for the second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
AMER	$279.3	$259.8	$544.3	$518.9
APAC	265.6	288.3	535.7	560.7
EMEA	32.2	34.9	59.1	63.1
Elimination of inter-segment sales	(19.5)	(25.2)	(47.6)	(54.3)
	$557.6	$557.8	$1,091.5	$1,088.4
Operating income (loss):
AMER	$14.8	$16.5	$31.9	$35.8
APAC	34.3	26.9	66.3	52.1
EMEA	(1.4)	0.8	(3.9)	0.6
Corporate and other costs	(28.7)	(21.0)	(53.5)	(43.8)
	$19.0	$23.2	$40.8	$44.7
Americas (AMER): Net sales for the three months ended March 29, 2014 increased $19.5 million, or 7.5 percent, as compared to the prior year period primarily due to a $21.1 million increase in net sales from a networking/communications sector customer as a result of new product ramps, a $10.1 million increase in net sales from a networking/communications sector customer as a result of expanded end-market demand and $30.1 million in increased revenue from various other customers primarily due to increased end-market demand, market share gains and new product ramps. These increases were partially offset by reduced sales of $38.6 million to Juniper. Operating income for the three months ended March 29, 2014 decreased $1.7 million, or 10.3 percent, as compared to the prior year period, due primarily to restructuring and impairment costs associated with the planned facility closure in Juarez.
Net sales for the six months ended March 29, 2014 increased $25.4 million, or 4.9 percent, as compared to the prior year period primarily due to a $46.6 million increase in net sales from two networking/communications sector customers as a result of increased end-market demand and new product ramps and $19.3 million in net sales to a new customer in the industrial/commercial sector. The remainder of the revenue increase was derived from various customers. This increase was partially offset by $63.3 million of reduced sales to Juniper. Operating income for the six months ended March 29, 2014 decreased $3.9 million, or 10.9 percent, as compared to the prior year period, due primarily to $9.7 million of restructuring and impairment charges related to the consolidation of facilities into our new Neenah manufacturing facility, which opened in the fiscal first quarter of 2014, and the planned facility relocation from Juarez to Guadalajara, partially offset by an increase of $2.7 million due to the increase in net sales and $3.1 million primarily resulting from favorable changes in customer mix.
Asia-Pacific (APAC): Net sales for the three months ended March 29, 2014 decreased $22.7 million, or 7.9 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was driven by $53.1 million of reduced sales to Juniper, partially offset by $24.9 million of increased net sales to a customer in the networking/communications sector driven by new product ramps, as well as increases in net sales to various other customers resulting from new program ramps and market share gains. Operating income for the three months ended March 29, 2014 increased $7.4 million, or 27.5 percent, as compared to the prior year period due primarily to favorable changes in customer mix and supply chain productivity.
Net sales for the six months ended March 29, 2014 decreased $25.0 million, or 4.5 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was driven by $92.6 million of reduced sales to Juniper, partially offset by $79.2 million of increased net sales to three key customers as a result of new product ramps and increased end-market demand. Operating income for the six months ended March 29, 2014 increased $14.2 million, or 27.3 percent, as compared to the prior year period due primarily to favorable changes in customer mix and supply chain productivity.
Europe, Middle East, Africa (EMEA): Net sales for the three months ended March 29, 2014 decreased $2.7 million, or 7.7 percent, as compared to the prior year period primarily due to $4.1 million in decreased sales resulting from the disengagement of two customers. Operating loss for the three months ended March 29, 2014 increased $2.2 million, as compared to the prior year period, primarily due to increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and personnel expenses associated with facility expansions.
Net sales for the six months ended March 29, 2014 decreased $4.0 million, or 6.4 percent, as compared to the prior year period due to $6.4 million of decreased sales from the disengagement of two customers. Operating loss for the six months ended

March 29, 2014 was $3.9 million, as compared to operating income of $0.6 million in the prior year period, primarily due to increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and personnel expenses associated with facility expansions.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $323.7 million as of March 29, 2014 compared to $341.9 million as of September 28, 2013. The decrease in the balance of our cash and cash equivalents was due primarily to the return of $26.3 million in customer deposits to Juniper in the first fiscal quarter of 2014.
As of March 29, 2014, approximately 92% of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash provided by operating activities	$19.7	$62.9
Cash used in investing activities	(30.3)	(53.1)
Cash used in financing activities	$(7.1)	$(30.6)
Operating Activities. Cash flows provided by operating activities were $19.7 million for the six months ended March 29, 2014, as compared to cash flows provided by operating activities of $62.9 million for the six months ended March 30, 2013. Cash flows provided by operating activities decreased primarily due to the net cash flow impact of Juniper customer deposits related to its disengagement offset by decreased working capital needs exclusive of customer deposits.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 29, 2014	March 30, 2013
Days in accounts receivable	49	55
Days in inventory	84	87
Days in accounts payable	(63)	(61)
Days in cash deposits	(8)	(17)
Annualized cash cycle	62	64
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended March 29, 2014 decreased by six days compared to the three months ended March 30, 2013 primarily because of the increase in sales due to new product ramps with a key customer whose payment terms are shorter than our average customer.
Days in inventory for the three months ended March 29, 2014 decreased by three days compared to the three months ended March 30, 2013, primarily due to the elimination of inventory held for Juniper, offset by increased inventory balances to support forecasted revenue.
Days in accounts payable for the three months ended March 29, 2014 increased by two days compared to the three months ended March 30, 2013, primarily due to increased purchases from suppliers to support forecasted revenue and improved payment terms with suppliers.

Days in cash deposits for the three months ended March 29, 2014 decreased by nine days compared to the three months ended March 30, 2013, primarily as a result of the return of $26.3 million of deposits returned to Juniper in the disengagement process.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended March 29, 2014 annualized cash cycle days improved by two days compared to the three months ended March 30, 2013 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the six months ended March 29, 2014, to a utilization of $10.9 million, as compared to a surplus of $9.6 million for the six months ended March 30, 2013. The primary use of cash was to fund capital expenditures for facility construction in Neenah and Guadalajara.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash provided by operating activities	$19.7	$62.9
Capital expenditures	(30.6)	(53.3)
Free cash flow	$(10.9)	$9.6
Investing Activities. Cash flows used in investing activities totaled $30.3 million for the six months ended March 29, 2014 as compared to cash flows used in investing activities of $53.1 million for the six months ended March 30, 2013. Cash flows used in investing activities decreased primarily due to the completion of facility construction in Neenah.

We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2014 to be approximately $75 million of which $30.6 million of expenditures were made through the second quarter of fiscal 2014. A significant portion of the remaining fiscal 2014 capital expenditures is anticipated to be used to support new program ramps and leasehold improvements for our new manufacturing facility in Guadalajara. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.

Financing Activities. Cash flows used in financing activities totaled $7.1 million for the six months ended March 29, 2014, as compared to $30.6 million for the six months ended March 30, 2013. In the three and six months ended March 29, 2014, we borrowed and repaid $76.0 million and $121.0 million, respectively, under our revolving credit facility (described below). Cash flows used in financing activities for the six months ended March 29, 2014 were comprised primarily of $14.6 million of purchases of common stock as part of our stock repurchase program as well as payments on capital leases. Cash flows used in financing activities in the six months ended March 29, 2014 were offset by $10.8 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the six months ended March 30, 2013 were comprised primarily of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases.

On August 29, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. As of March 29, 2014, the Company had repurchased 359,001 shares for approximately $14.6 million, at an average price of $40.55 per share. These shares were recorded as treasury stock. In addition, as of March 29, 2014, the Company had a commitment of approximately $0.4 million to purchase 9,449 shares, which were purchased before March 29, 2014, but settled after the end of the fiscal second quarter. It is anticipated that this program will continue to be funded with existing cash and is expected to be executed on a relatively consistent basis during the remainder of fiscal 2014.

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
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 29, 2014, the Company was in compliance with all financial covenants of the Credit Facility. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease upon reduction in the current total leverage ratio, to no less than LIBOR plus 1.00% or the base rate plus 0%. We are also required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of March 29, 2014. On June 4, 2013, the Company entered into a new interest rate swap associated with the term loan which extends through May 5, 2017. As of March 29, 2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a fixed interest rate swap contract. There is no floating rate debt outstanding under the Credit Facility as of March 29, 2014.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of March 29, 2014, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement, which are consistent with those in the Credit Agreement discussed above.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 29, 2014 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2014	2015-2016	2017-2018	2019 and thereafter

Long-Term Debt Obligations (1,2)	$291.4	$5.1	$20.4	$265.9	$—
Capital Lease Obligations	11.2	2.6	7.9	0.7	—
Operating Lease Obligations	40.4	6.5	15.0	6.7	12.2
Purchase Obligations (3)	455.5	431.2	23.8	0.2	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	9.5	1.0	1.4	0.4	6.7
Other Long-Term Liabilities not on the Balance Sheet (5)	6.6	4.6	2.0	—	—
Total Contractual Cash Obligations	$814.6	$451.0	$70.5	$273.9	$19.2

1)
Includes amounts outstanding under the Credit Facility. As of March 29, 2014, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 4, "Debt," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of March 29, 2014, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of March 29, 2014, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.5 million, as of March 29, 2014, related to unrecognized income tax benefits. The reduction in the balance as compared to fiscal 2013 year end was primarily due to the completion of U.S. federal and state audits during the first six months of fiscal 2014. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of March 29, 2014, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments to complete a new manufacturing facility in Guadalajara.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2013 annual report on Form 10-K. During the second quarter of fiscal 2014, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	8%	8%	8%	7%
Total costs	13%	14%	13%	14%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of March 29, 2014 a 10 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of March 29, 2014, our only material interest rate risk is associated with our term loan under our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the second quarter of fiscal 2014, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 29, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

December 29, 2013 to January 25, 2014	54,506	$42.65	54,506	$20,741,169

January 26 to February 22, 2014	56,901	$39.52	56,901	$18,492,171

February 23 to March 29, 2014	73,710	$41.37	73,710	$15,442,684

Total	185,117	$41.18	185,117

* On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30 million of its common stock. As of March 29, 2014, the Company had repurchased 359,001 shares for approximately $14.6 million, at an average price of $40.55 per share. These shares were recorded as treasury stock. In addition, as of March 29, 2014, the Company had a commitment of approximately $0.4 million to purchase 9,449 shares, which were purchased before March 29, 2014, but settled after the end of the fiscal second quarter.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 5/01/14	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 5/01/14	/s/ Ginger M. Jones
Ginger M. Jones
Senior Vice President and Chief Financial Officer