Form 10-Q
period 2014-06-28
PLEXUS CORP
filed 2014-07-31
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2014, there were 33,748,370 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 28, 2014

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$620,505	$571,945	$1,712,026	$1,660,301
Cost of sales	561,912	516,472	1,549,096	1,501,645
Gross profit	58,593	55,473	162,930	158,656
Selling and administrative expenses	29,180	30,289	83,106	88,800
Restructuring and impairment charges	1,215	—	10,865	—
Operating income	28,198	25,184	68,959	69,856
Other income (expense):
Interest expense	(3,055)	(2,650)	(8,952)	(10,010)
Interest income	770	402	2,092	1,182
Miscellaneous	1,271	8	2,182	(467)
Income before income taxes	27,184	22,944	64,281	60,561
Income tax expense (benefit)	2,600	(260)	3,518	2,766
Net income	$24,584	$23,204	$60,763	$57,795
Earnings per share:
Basic	$0.73	$0.69	$1.80	$1.71
Diluted	$0.71	$0.68	$1.75	$1.69
Weighted average shares outstanding:
Basic	33,837	33,797	33,810	33,744
Diluted	34,670	34,363	34,686	34,226
Comprehensive income:
Net income	$24,584	$23,204	$60,763	$57,795
Other comprehensive income (loss):
Derivative instrument fair market value adjustment —net of income tax	1,510	(3,202)	2,373	(2,479)
Foreign currency translation adjustments	(1,276)	1,271	(1,756)	1,861
Other comprehensive income (loss)	234	(1,931)	617	(618)
Total comprehensive income	$24,818	$21,273	$61,380	$57,177
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 28, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$330,314	$341,865
Accounts receivable, net of allowances of $1,237 and $1,008, respectively	328,170	305,350
Inventories	516,956	404,020
Deferred income tax	3,889	3,917
Prepaid expenses and other	28,706	23,870
Total current assets	1,208,035	1,079,022
Property, plant and equipment, net	338,379	325,061
Deferred income tax	2,477	2,510
Other	39,424	41,091
Total assets	$1,588,315	$1,447,684
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,232	$3,574
Accounts payable	413,401	313,404
Customer deposits	49,903	69,295
Accrued liabilities:
Salaries and wages	42,542	42,553
Other	39,395	42,550
Total current liabilities	549,473	471,376
Long-term debt and capital lease obligations, net of current portion	263,056	257,773
Deferred income tax	2,125	2,128
Other liabilities	13,477	17,106
Total non-current liabilities	278,658	277,007
Total liabilities	828,131	748,383

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 49,918 and 49,176 shares issued, respectively, and 33,789 and 33,600 shares outstanding, respectively	499	492
Additional paid-in capital	471,147	449,368
Common stock held in treasury, at cost, 16,129 and 15,576 shares, respectively	(472,251)	(449,968)
Retained earnings	739,935	679,172
Accumulated other comprehensive income	20,854	20,237
Total shareholders’ equity	760,184	699,301
Total liabilities and shareholders’ equity	$1,588,315	$1,447,684
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities
Net income	$60,763	$57,795
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	35,407	35,732
Amortization of intangibles	603	1,549
Loss (gain) on sale of property, plant and equipment	168	(72)
Deferred income tax	(123)	(79)
Non-cash impairment	3,160	—
Stock-based compensation expense	9,232	9,012
Changes in operating assets and liabilities:
Accounts receivable	(23,071)	(11,287)
Inventories	(112,851)	18,287
Prepaid expenses and other	(3,881)	(7,350)
Accounts payable	107,425	(39,133)
Customer deposits	(19,510)	69,301
Accrued liabilities and other	356	(16,853)
Cash flows provided by operating activities	57,678	116,902
Cash flows from investing activities
Payments for property, plant and equipment	(58,289)	(84,259)
Proceeds from sales of property, plant and equipment	2,686	520
Cash flows used in investing activities	(55,603)	(83,739)
Cash flows from financing activities
Proceeds from revolving credit facility	208,000	—
Payments on revolving credit facility, debt and capital lease obligations	(211,277)	(9,929)
Repurchases of common stock	(22,283)	(36,047)
Proceeds from exercise of stock options	14,121	725
Minimum tax withholding related to vesting of restricted stock	(1,567)	(350)
Cash flows used in financing activities	(13,006)	(45,601)
Effect of exchange rate changes on cash and cash equivalents	(620)	423
Net decrease in cash and cash equivalents	(11,551)	(12,015)
Cash and cash equivalents:
Beginning of period	341,865	297,619
End of period	$330,314	$285,604
See notes to condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013
Unaudited
NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of June 28, 2014 and September 28, 2013, and the results of operations for the three and nine months ended June 28, 2014 and June 29, 2013, and the cash flows for the same nine month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the condensed consolidated financial statements approximate fair value. Derivatives are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $248.6 million and $246.8 million as of June 28, 2014 and September 28, 2013, respectively. The carrying value of the Company’s long-term debt was $250.0 million for both the periods ended June 28, 2014 and September 28, 2013. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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

NOTE 2—INVENTORIES
Inventories are stated at the lower of cost (on a first-in, first-out basis) or fair value. The stated cost is comprised of direct materials, labor, and overhead. The major classes of inventories, net of applicable lower of cost or fair value write-downs, were as follows (in thousands):

	June 28, 2014	September 28, 2013
Raw materials	$360,410	$288,559
Work-in-process	85,839	57,883
Finished goods	70,707	57,578
	$516,956	$404,020
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013 was $46.4 million and $51.6 million, respectively.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following categories (in thousands):

	June 28, 2014	September 28, 2013
Land, buildings and improvements	$268,205	$212,195
Machinery and equipment	321,627	312,941
Computer hardware and software	97,796	91,565
Construction in progress	29,696	67,518
	717,324	684,219
Less: accumulated depreciation	378,945	359,158
	$338,379	$325,061

The reduction in the construction in progress balance at June 28, 2014 was primarily due to the capitalization of assets related to the construction of the Company's new manufacturing facility in Neenah, Wisconsin that opened in the fiscal first quarter of 2014. This reduction was partially offset by increases in the construction in progress balance primarily due to footprint expansion in Guadalajara, Mexico. The most significant component of the construction in progress balance at June 28, 2014 was related to footprint expansion in Guadalajara and the most significant component of the construction in progress balance at September 28, 2013 was related to facility construction in Neenah.
NOTE 4—DEBT
On May 15, 2014, the Company entered into an amendment (the "Amendment") to its credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. Quarterly principal repayments on the former term loan of $3.8 million per quarter ended on March 28, 2013. As of June 28, 2014, the Company had $75.0 million of revolving borrowings outstanding under the Credit Facility. In the fiscal third quarter of 2014, the Company borrowed and repaid $87.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 28, 2014, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of June 28, 2014, the Company had a borrowing rate of LIBOR plus 1.13%. As of June 28, 2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of June 28, 2014. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of June 28, 2014.

In the fiscal third quarter of 2014, the Company incurred approximately $0.2 million in new debt issuance costs in connection with the Amendment. These costs, along with the remaining unamortized portion of the $0.9 million in new debt issuance costs the Company incurred in May 2012, are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175.0 million principal of the Notes was outstanding as of both June 28, 2014 and September 28, 2013. At June 28, 2014, the Company was in compliance with all financial covenants relating to the Notes, which are consistent with those in the Credit Agreement discussed above.
In the fiscal third quarter of 2014, the Company capitalized certain leased property, plant and equipment related to footprint expansion in Guadalajara, for which the Company had direct involvement in construction and will have ongoing involvement subsequent to the completion of construction. This resulted in a non-cash financing transaction of approximately $8.0 million and is reflected in long-term debt and capital lease obligations on the accompanying Condensed Consolidated Balance Sheets as of June 28, 2014.
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
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $64.6 million as of June 28, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $1.8 million asset as of June 28, 2014 and a $1.0 million liability as of September 28, 2013.
The Company had additional forward currency exchange contracts outstanding with a notional value of $37.9 million as of June 28, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount
(fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was a $0.3 million liability as of June 28, 2014. No contracts were outstanding as of September 28, 2013.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. This interest rate swap contract is related to $75.0 million of borrowings outstanding under the Credit Facility, as amended. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, as amended, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.1 million liability as of June 28, 2014 and a $0.1 million asset as of September 28, 2013. The notional amount of the Company’s interest rate swap was $75.0 million as of both June 28, 2014 and September 28, 2013.
The Company previously entered into three interest rate swap contracts related to the former term loans under its prior credit facility. These contracts had an initial total notional value of $150.0 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in the three months ended June 29, 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150.0 million of the variable rate term loan under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 28, 2014	September 28, 2013		June 28, 2014	September 28, 2013
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$34	Current liabilities – other	$117	$—
Forward contracts	Prepaid expenses and other	$1,768	$—	Current liabilities – other	$—	$999

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 28, 2014	September 28, 2013		June 28, 2014	September 28, 2013
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$—	$—	Current liabilities – other	$264	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Interest rate swaps	$(448)	$414	Interest expense	$(138)	$(62)	Other income (expense)	$—	$—
Forward contracts	$1,632	$(872)	Selling and administrative expenses	$(193)	$535	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$80	$80	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$(75)	$2,191	Income tax (benefit) expense	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Interest rate swaps	$(556)	$1,219	Interest expense	$(403)	$(910)	Other income (expense)	$—	$—
Forward contracts	$1,532	$(970)	Selling and administrative expenses	$(1,233)	$1,207	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$240	$240	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$(1)	$2,191	Income tax (benefit) expense	$—	$—
For the three and nine months ended June 28, 2014, the derivative instruments that are not designated as hedging instruments resulted in the recognition of a $1.7 million loss and a $1.3 million loss, respectively, which was substantially offset by changes in the underlying recognized value of foreign currency denominated assets and liabilities for both periods. This activity was recorded in other income (expense) on the Condensed Consolidated Statement of Comprehensive Income.
The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of June 28, 2014, by input level as defined above (in thousands):

Derivatives	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(117)	$—	$(117)
Foreign currency forward contracts - designated as hedging instruments	$—	$1,768	$—	$1,768
Foreign currency forward contracts - not designated as hedging instruments	$—	$(264)	$—	$(264)
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
NOTE 6—EARNINGS PER SHARE
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic and Diluted Earnings Per Share:
Net income	$24,584	$23,204	$60,763	$57,795
Basic weighted average common shares outstanding	33,837	33,797	33,810	33,744
Dilutive effect of share-based awards outstanding	833	566	876	482
Diluted weighted average shares outstanding	34,670	34,363	34,686	34,226
Earnings per share:
Basic	$0.73	$0.69	$1.80	$1.71
Diluted	$0.71	$0.68	$1.75	$1.69

For the three and nine months ended June 28, 2014, stock options and stock-settled stock appreciation rights ("SARs") for approximately 0.5 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

For both the three and nine months ended June 29, 2013, stock options and stock-settled SARs for approximately 2.0 million shares were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

The Company's stock repurchase programs impacted the number of shares outstanding for the three and nine months ended June 28, 2014 as compared to the three and nine months ended June 29, 2013. Refer to Note 12, "Shareholders' Equity" for further information on the Company's stock repurchase programs.

NOTE 7—STOCK-BASED COMPENSATION
The Company recognized $3.3 million and $9.2 million of compensation expense associated with stock-based awards for the three and nine months ended June 28, 2014, respectively, and $3.1 million and $9.0 million for the three and nine months ended June 29, 2013, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs") and unrestricted stock awards. The Company recognizes stock-based compensation expense over the stock-based awards’ vesting period.
In the fiscal first quarter of 2014, the Company modified its long-term incentive strategy to include grants of performance share units ("PSUs"). The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.1 million. The Company recognizes stock-based compensation expense over the PSUs’ vesting period.
NOTE 8—INCOME TAXES
Income tax expense for the three and nine months ended June 28, 2014 was $2.6 million and $3.5 million, respectively. The effective tax rates for the three and nine months ended June 28, 2014 were 9.6 percent and 5.5 percent, respectively, as compared to (1.1) percent and 4.6 percent for the three and nine months ended June 29, 2013, respectively. The increase in the tax expense and effective tax rate for the three months ended June 28, 2014, as compared to the three months ended June 29, 2013, was primarily the result of a discrete benefit related to the settlement of an interest rate swap occurring in the fiscal third quarter of 2013 as well as the geographic distribution of worldwide earnings. The increase in the tax expense and effective tax rate for the nine months ended June 28, 2014, as compared to the nine months ended June 29, 2013, was primarily a result of the geographic distribution of worldwide earnings, partially offset by a larger discrete benefit related to the release of reserves from the closure of federal and state tax audits occurring in the nine months ended June 28, 2014, relative to the discrete benefit that occurred in the nine months ended June 29, 2013.
As demonstrated in recent quarters, the Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of June 28, 2014 as compared to fiscal 2013 year end. The Company recognizes accrued interest and penalties related to the remaining uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended June 28, 2014 was not material.
It is reasonably possible that a number of uncertain tax positions may be settled within the next 12 months. The Company is currently under examination by various state taxing authorities in the U.S. The Company is not currently undergoing any tax examinations in any of the foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three and nine months ended June 28, 2014, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany, Romania and the U.K., as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
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

Information about the Company’s three reportable segments for the three and nine months ended June 28, 2014 and June 29, 2013, respectively, follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
AMER	$324,544	$268,154	$868,824	$787,035
APAC	295,625	297,659	831,358	858,357
EMEA	27,563	30,697	86,617	93,809
Elimination of inter-segment sales	(27,227)	(24,565)	(74,773)	(78,900)
	$620,505	$571,945	$1,712,026	$1,660,301
Operating income (loss):
AMER	$18,119	$16,934	$50,043	$52,708
APAC	35,890	31,523	102,143	83,629
EMEA	(3,594)	(1,159)	(7,506)	(546)
Corporate and other costs	(22,217)	(22,114)	(75,721)	(65,935)
	$28,198	$25,184	$68,959	$69,856
Other income (expense):
Interest expense	$(3,055)	$(2,650)	$(8,952)	$(10,010)
Interest income	770	402	2,092	1,182
Miscellaneous	1,271	8	2,182	(467)
Income before income taxes	$27,184	$22,944	$64,281	$60,561

	June 28, 2014	September 28, 2013
Total assets:
AMER	$520,811	$423,048
APAC	858,300	828,672
EMEA	137,321	111,977
Corporate	71,883	83,987
	$1,588,315	$1,447,684
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2013 and for the nine months ended June 28, 2014 (in thousands):

Limited warranty liability, as of September 29, 2012	$5,145
Accruals for warranties issued during the period	1,168
Settlements (in cash or in kind) during the period	(371)
Limited warranty liability, as of September 28, 2013	5,942
Accruals for warranties issued during the period	3,724
Settlements (in cash or in kind) during the period	(3,052)
Limited warranty liability, as of June 28, 2014	$6,614
NOTE 11—LITIGATION
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 12—SHAREHOLDERS' EQUITY
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock. During the three months ended June 28, 2014, the Company repurchased 186,051 shares for approximately $7.7 million, at an average price of $41.52 per share. For the nine months ended June 28, 2014, the Company repurchased 545,052 shares for approximately $22.3 million, at an average price of $40.88 per share. These shares were recorded as treasury stock. In addition, as of June 28, 2014, the Company had a commitment of approximately $0.4 million to purchase 8,678 shares, which were purchased before June 28, 2014, but settled after the end of the fiscal third quarter of 2014.
On October 23, 2012, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock. During the three months ended June 29, 2013, the Company repurchased 533,521 shares for approximately $14.5 million, at an average price of $27.19 per share. For the nine months ended June 29, 2013, the Company repurchased 1,410,626 shares for approximately $36.0 million, at an average price of $25.55 per share. The Company repurchased 1,821,698 shares under this program in fiscal 2013 for approximately $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

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
For the three months ended June 28, 2014, the Company incurred restructuring costs of $1.2 million, which consisted of the following:

•	$0.7 million of severance from the anticipated reduction of the Company's workforce in Juarez; and

•	$0.5 million primarily related to a loss on an asset sale related to the consolidation of the Company's facilities in the Fox Cities.
For the nine months ended June 28, 2014, the Company incurred restructuring and impairment costs of $10.9 million, which consisted of the following:

•	$3.2 million of fixed asset impairment at the Company's Juarez facility;

•	$3.3 million of severance from the reduction of the Company's workforce in Juarez, the Fox Cities and the United Kingdom; and

•
$4.4 million of rent, moving and associated costs resulting from the early exit of operating leases for two existing Neenah facilities and the consolidation of three existing Fox Cities facilities into the new Neenah manufacturing facility.

As part of the relocation of manufacturing operations from Juarez to Guadalajara, the Company evaluated the ongoing fair value of the plant and equipment associated with the Juarez facility. Based on this evaluation, the Company determined that long-lived assets were impaired and therefore recorded $3.2 million of fixed asset impairment during the nine months ended June 28, 2014. Fair value was evaluated using Level 3 inputs, as defined in Note 1.
The Company cannot recognize an income tax benefit for restructuring and impairment costs due to existing tax losses in these jurisdictions.

The Company's restructuring accrual activity for the three months ended June 28, 2014 is included in the table below (in millions):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrual balance, March 29, 2014	$—	$2.5	$1.4	$3.9
Restructuring and impairment costs	—	0.7	0.5	1.2
Amounts utilized	—	(3.1)	(1.2)	(4.3)
Accrual balance, June 28, 2014	$—	$0.1	$0.7	$0.8

The Company's restructuring accrual activity for the nine months ended June 28, 2014 is included in the table below (in millions):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring and impairment costs	3.2	3.3	4.4	10.9
Amounts utilized	(3.2)	(3.2)	(3.7)	(10.1)
Accrual balance, June 28, 2014	$—	$0.1	$0.7	$0.8

Impairment costs were expensed in the three months ended March 29, 2014. The restructuring accrual balance is expected to be utilized by the end of the fiscal first quarter of 2015.
NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
In April 2014, the FASB issued final guidance that changes the criteria for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The revised guidance defines a discontinued operation as (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented but does require the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and for all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
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

“SAFE HARBOR” CAUTIONARY STATEMENT:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the adequacy of restructuring and similar charges as compared to actual expenses; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers or programs, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; the effect of start-up costs of new programs and facilities, such as our announced plans to replace a facility in Mexico and our other recent, planned and potential future expansions, closures or replacements; increasing regulatory and compliance requirements; possible unexpected costs and operating disruption in transitioning programs; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effects of regional results on our taxes and ability to use deferred tax assets; the potential effect of world or local events or other events outside our control (such as drug cartel-related violence in Mexico, changes in oil prices, terrorism and weather events); the impact of increased competition; and other risks detailed herein, as well as those in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2013 Form 10-K).

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
Recent Developments
Construction of the Company's new leased Guadalajara, Mexico manufacturing facility, which will replace a leased facility in Juarez, Mexico, is currently on schedule for completion, with only a portion of leasehold improvements left to be completed in the fiscal fourth quarter of 2014. Consolidation of the existing Juarez facility into the new Guadalajara facility resulted in $0.8 million and $6.2 million of restructuring and impairment charges in the three and nine months ended June 28, 2014, respectively. We anticipate that production will be substantively transferred to Guadalajara in the fiscal fourth quarter of 2014 and that we will cease activities in Juarez during the fiscal first quarter of 2015. The consolidation is expected to result in approximately $2.1 million of additional restructuring charges through the fiscal first quarter of 2015.
Our new Neenah, Wisconsin manufacturing facility opened in the fiscal first quarter of 2014. Consolidation of the three former facilities in Neenah and Appleton, Wisconsin (the "Fox Cities") into our new facility resulted in $0.4 million and $4.5 million of restructuring charges in the three and nine months ended June 28, 2014, respectively. No further material restructuring charges are expected related to the consolidation of these facilities.
During the fiscal third quarter of 2014, we amended our credit agreement. The amendment converted our previous $250.0 million senior unsecured credit facility, which consisted of a $160.0 million revolving credit facility and a $90.0 million term loan, into a $235.0 million revolving credit facility and extended the maturity of the credit facility from May 2017 to May 2019. The amendment also allowed us to take advantage of rates that we believe are favorable.

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$620.5	$571.9	$1,712.0	$1,660.3
Gross profit	$58.6	$55.5	$162.9	$158.7
Gross margin	9.4%	9.7%	9.5%	9.6%
Operating income	$28.2	$25.2	$69.0	$69.9
Operating margin	4.5%	4.4%	4.0%	4.2%
Net income	$24.6	$23.2	$60.8	$57.8
Earnings per share (diluted)	$0.71	$0.68	$1.75	$1.69
Return on invested capital			14.6%	13.2%
Net sales. For the three months ended June 28, 2014, net sales increased $48.6 million, or 8.5 percent, compared to the three months ended June 29, 2013. This net increase was largely driven by a $76.2 million increase in net sales from two large customers in the networking/communications sector, resulting primarily from new product ramps and increased end-market demand. Excluding the $84.7 million headwind related to the disengagement of Juniper Networks, Inc. (“Juniper”), net sales increased across all sectors, including $34.7 million in the healthcare/life sciences sector, $15.8 million in the industrial/commercial sector and $13.1 million in the defense/security/aerospace sector. These increases were primarily driven by new product ramps and increased end-market demand. Juniper-related net sales were 14.8 percent of our net sales for the three months ended June 29, 2013.
For the nine months ended June 28, 2014, net sales increased $51.7 million, or 3.1 percent, compared to the nine months ended June 29, 2013. A $174.8 million increase in net sales from three customers in the networking/communications sector was driven by new product ramps and increased end-market demand. Additionally, an increase in net sales of $103.8 million was primarily the result of new product ramps and market share gains in the healthcare/life sciences sector. These increases were partially offset by a $240.6 million decrease in net sales from Juniper; excluding the reduction in net sales from Juniper, sales increased across all sectors. Juniper-related net sales were not significant to our net sales for the nine months ended June 28, 2014, as compared to Juniper related net sales of 14.6 percent of our net sales in the same period of fiscal 2013.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Networking/Communications	$203.1	$218.1	$528.4	$629.4
Industrial/Commercial	153.5	137.7	433.5	408.4
Healthcare/Life Sciences	176.8	142.1	508.5	404.2
Defense/Security/Aerospace	87.1	74.0	241.6	218.3
	$620.5	$571.9	$1,712.0	$1,660.3
Networking/Communications. Net sales for the networking/communications sector decreased $15.0 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The decrease was primarily the result of the elimination of net sales to Juniper of $84.7 million, partially offset by an increase in net sales of $76.2 million to two customers in this sector as a result of new product ramps and expansion of end-market demand; $49.5 million was due to a new product ramp that is anticipated to be episodically high in the fiscal fourth quarter of 2014 before reducing to normalized levels.
Net sales for the networking/communications sector decreased $101.0 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013. The decrease was primarily the result of a $240.6 million reduction in net sales to Juniper, offset by a $174.8 million increase in net sales to three customers in this sector as a result of new product ramps and increased end-market demand.

Industrial/Commercial. Net sales for the industrial/commercial sector increased $15.8 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The increase was primarily driven by $18.0 million in incremental net sales from two customers, of which $9.9 million was attributable to a new customer and $8.1 million was attributable to new product ramps with an existing customer. This increase was partially offset by small decreases in net sales to various other customers in this sector.
Net sales for the industrial/commercial sector increased $25.1 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013. The increase was primarily driven by $42.6 million in incremental net sales from two customers, of which $15.2 million was attributable to a new customer and $27.4 million was attributable to new product ramps with an existing customer, as well as incremental increases in net sales from several other customers. This increase was partially offset by a $15.5 million reduction in net sales due to a customer disengagement and a $17.4 million reduction in net sales from one customer due to its loss of market share with its customers.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $34.7 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The increase was primarily driven by $22.3 million of increases in net sales from new program ramps with two existing key customers. The remainder of the increase resulted from increased net sales to various customers within the sector as a result of new program ramps and increased end-market demand.
Net sales for the healthcare/life sciences sector increased $104.3 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013. New program ramps with two existing key customers drove $64.7 million of the increase; the remainder of the increase resulted from increased net sales to various customers within the sector as a result of new program ramps and increased end-market demand.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $13.1 million for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. The increase was primarily driven by $16.5 million of increased net sales from four customers, primarily resulting from new product ramps and increased end-market demand. This increase was partially offset by a $7.8 million reduction in net sales as a result of softening end-market demand for one customer in this sector.
Net sales for the defense/security/aerospace sector increased $23.3 million for the nine months ended June 28, 2014 as compared to the nine months ended June 29, 2013. The increase was largely the result of $58.8 million of increased net sales from five customers primarily as a result of new product ramps and increased end-market demand. This increase was partially offset by a $39.4 million reduction in net sales as a result of softening end-market demand for one customer in this sector.
Gross profit. For the three months ended June 28, 2014, gross profit increased $3.1 million, or 5.6 percent, as compared to the three months ended June 29, 2013. Overall gross margin decreased to 9.4 percent from 9.7 percent. Increased sales drove approximately $8.5 million of the increase in gross profit. The favorable effect of the increase in sales-related gross profit was offset by a $5.4 million increase in fixed costs primarily due to our investment in a new manufacturing facility in Neenah, ramp up of new business in the AMER region and increased depreciation and personnel expenses associated with our new manufacturing facilities in Romania and Guadalajara.
For the nine months ended June 28, 2014, gross profit increased $4.3 million, or 2.7 percent, as compared to the nine months ended June 29, 2013. Overall gross margin decreased to 9.5 percent from 9.6 percent. Gross profit increased $18.6 million primarily as a result of increased sales. The favorable effect of the increase in sales-related gross profit was largely offset by a $14.3 million increase in fixed costs due to our investment in a new manufacturing facility in Neenah, ramp up of new business in the AMER region and increased depreciation and personnel expenses associated with our new manufacturing facilities in Romania and Guadalajara.
Operating income. For the three months ended June 28, 2014, operating income increased $3.0 million as compared to the three months ended June 29, 2013 primarily due to increased gross profit. In addition, a $1.1 million decrease in selling and administrative (“S&A”) expenses as compared to the prior year period was offset by $1.2 million of restructuring and impairment charges in the three months ended June 28, 2014 primarily related to the planned closure of our Juarez facility. Operating margin increased to 4.5 percent for the three months ended June 28, 2014 from 4.4 percent for the three months ended June 29, 2013.
For the nine months ended June 28, 2014, operating income decreased $0.9 million compared to the nine months ended June 29, 2013. A $5.7 million decrease in S&A expenses as compared to the prior year period and increased gross profit were offset by $10.9 million of restructuring and impairment charges in the nine months ended June 28, 2014 primarily related to the consolidation of facilities into our new Neenah manufacturing facility, which opened in the fiscal first quarter of 2014, and the planned closure of our Juarez facility. As a result, operating margin decreased to 4.0 percent for the nine months ended June 28, 2014 from 4.2 percent for the nine months ended June 29, 2013.

Other income (expense). Other expense decreased to $1.0 million and $4.7 million for the three and nine months ended June 28, 2014, respectively, as compared to $2.2 million and $9.3 million for the three and nine months ended June 29, 2013, respectively. The decrease in other expense for the three months ended June 28, 2014 was primarily the result of a $0.8 million decrease in miscellaneous expense due to the favorable outcome of a previously expected charge related to a land penalty in China. The decrease in other expense for the nine months ended June 28, 2014 was primarily the result of a $1.1 million decrease in interest expense related to lower fixed interest rates resulting from interest rate swaps, a $1.0 million increase in currency exchange gains, a $0.9 million increase in interest income, and a $0.8 million decrease in miscellaneous expense related to the favorable outcome on the China land penalty previously discussed in the current year period as compared to the prior year period.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Effective tax rate	9.6%	(1.1)%	5.5%	4.6%
Income tax expense (benefit) was a $2.6 million expense as compared to a $0.3 million benefit for the three months ended June 28, 2014 and June 29, 2013, respectively. Income tax expense increased to $3.5 million from $2.8 million for the nine months ended June 28, 2014 and June 29, 2013, respectively. The Company has not recognized an income tax benefit for restructuring and impairment costs due to existing tax losses in the jurisdictions where the costs are deductible for tax purposes.
The impact of discrete items on the Company's income tax expense is reflected in the following table (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Income tax (benefit) expense, as reported	$2.6	$(0.3)	$3.5	$2.8
Impact of discrete tax items	0.0	2.0	3.8	1.9
Income tax expense, as adjusted*	$2.6	$1.7	$7.3	$4.7
*The Company believes that the non-GAAP presentation of income tax expense, as adjusted provides a more accurate representation and allows for a more meaningful comparison of reporting periods by eliminating discrete benefits unrelated to operations in those periods.
The increase in the adjusted tax expense for the three and nine months ended June 28, 2014, as compared to the three and nine months ended June 29, 2013, is primarily due to increased earnings in the APAC segment.
Our effective tax rate varies from the U.S. statutory rate of 35.0 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to our subsidiary in Malaysia, where we derive a significant portion of our earnings. The Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
The estimated effective tax rate for fiscal 2014 is expected to be between 6.0 percent and 8.0 percent.  When excluding discrete tax items and restructuring, the effective tax rate is expected to be between 8.0 percent and 10.0 percent.
Net income. Net income for the three months ended June 28, 2014 increased $1.4 million, or 6.0 percent, to $24.6 million from $23.2 million for the three months ended June 29, 2013. Net income for the nine months ended June 28, 2014 increased $3.0 million, or 5.1 percent, to $60.8 million from $57.8 million for the nine months ended June 29, 2013. Net income increased in both periods primarily as a result of increased gross profit, partially offset by increased income tax expense, as discussed previously.
Diluted earnings per share. Diluted earnings per share, as reported and diluted earnings per share, as adjusted to exclude restructuring and impairment costs and discrete tax items for the three and nine months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Diluted earnings per share, as reported	$0.71	$0.68	$1.75	$1.69
Impact of restructuring and impairment charges	0.03	—	0.31	—
Impact of discrete tax items	—	(0.06)	(0.11)	(0.06)
Diluted earnings per share, as adjusted*	$0.74	$0.62	$1.95	$1.63
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding restructuring and impairment costs and discrete tax items provides a more meaningful comparison of reporting periods by eliminating charges and discrete benefits unrelated to operations in those periods.
Diluted earnings per share increased to $0.71 and $1.75 for the three and nine months ended June 28, 2014 as compared to $0.68 and $1.69 for the three and nine months ended June 29, 2013. Diluted earnings per share for the three months ended June 28, 2014 was unfavorably impacted by $1.2 million of restructuring costs. Diluted earnings per share was unfavorably impacted by $10.9 million of restructuring and impairment costs and was favorably impacted by $3.8 million of discrete tax items recorded during the nine months ended June 28, 2014. The increase in diluted earnings per share for the three months ended June 28, 2014 was primarily the result of the increase in gross profit previously discussed, as well as lower S&A expenses and other expense, partially offset by restructuring costs. The increase in diluted earnings per share for the nine months ended June 28, 2014 was primarily the result of increased net sales combined with increased contribution profit, as well as lower S&A expenses and other expense. These improvements were offset by discrete tax items and restructuring and impairment costs. See Note 13, "Restructuring and Impairment Costs," in Notes to Condensed Consolidated Financial Statements.
Return on Invested Capital (“ROIC”). We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”) and a 5.0 percent operating margin target. Our primary focus is our ROIC goal, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic net sales growth rate of 12.0 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2014. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.6 percent and 13.2 percent for the nine months ended June 28, 2014 and June 29, 2013, respectively. The current period ROIC of 14.6 percent was calculated excluding restructuring and impairment charges of $10.9 million. The period-over-period increase in ROIC was due to higher annualized operating income, offset by higher average invested capital (as defined below).
We define ROIC as tax-effected annualized operating income, excluding special items such as restructuring and impairment charges and discrete tax benefits, divided by average invested capital over a rolling four-quarter period for the fiscal third quarter of 2014. Invested capital is defined as shareholders' equity plus long-term debt and capital lease obligations, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with United States generally accepted accounting principles (“GAAP”).
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
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
AMER	$324.5	$268.1	$868.8	$787.0
APAC	295.6	297.7	831.4	858.4
EMEA	27.6	30.7	86.6	93.8
Elimination of inter-segment sales	(27.2)	(24.6)	(74.8)	(78.9)
	$620.5	$571.9	$1,712.0	$1,660.3
Operating income (loss):
AMER	$18.1	$16.9	$50.0	$52.7
APAC	35.9	31.5	102.1	83.6
EMEA	(3.6)	(1.1)	(7.5)	(0.5)
Corporate and other costs	(22.2)	(22.1)	(75.7)	(65.9)
	$28.2	$25.2	$68.9	$69.9
Americas. Net sales for the three months ended June 28, 2014 increased $56.4 million, or 21.0 percent, as compared to the prior year period primarily due to a $49.5 million increase in net sales from a networking/communications sector customer as a result of new product ramps, an $18.0 million increase in net sales from two industrial/commercial sector customers as a result of a new customer ramp and new product ramps, and $23.9 million in increased net sales from various other customers primarily due to increased end-market demand, market share gains and new product ramps. These increases were partially offset by reduced sales of $35.0 million to Juniper. Operating income for the three months ended June 28, 2014 increased $1.2 million, or 7.1 percent, as compared to the prior year period, primarily due to increased sales. This increase was partially offset by increased fixed manufacturing expenses resulting from increased depreciation expenses associated with our new facility in Neenah, and restructuring and impairment costs associated with our planned facility closure in Juarez.
Net sales for the nine months ended June 28, 2014 increased $81.8 million, or 10.4 percent, as compared to the prior year period primarily due to a $102.2 million increase in net sales from two networking/communications sector customers as a result of increased end-market demand and new product ramps and a $42.6 million increase in net sales from the industrial/commercial sector as a result of a new customer engagement and new product ramps with an existing customer. The remainder of the net sales increase was derived from various other customers. This increase was partially offset by a $98.2 million reduction in net sales related to Juniper. Operating income for the nine months ended June 28, 2014 decreased $2.7 million, or 5.1 percent, as compared to the prior year period. The decrease was due primarily to $10.9 million of restructuring and impairment charges related to the consolidation of facilities into our new Neenah manufacturing facility, which opened in the fiscal first quarter of 2014, and the planned facility relocation from Juarez to Guadalajara, partially offset by $3.8 million of sales-related income due to favorable changes in customer mix.
Asia-Pacific. Net sales for the three months ended June 28, 2014 decreased $2.1 million, or 0.7 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was primarily driven by $49.8 million of reduced sales to Juniper, partially offset by $30.5 million of increased net sales to a customer in the networking/communications sector driven by new product ramps and increases in net sales to various other customers resulting from new program ramps and market share gains. Operating income for the three months ended June 28, 2014 increased $4.4 million, or 14.0 percent, as compared to the prior year period due primarily to favorable changes in customer mix and supply chain productivity.
Net sales for the nine months ended June 28, 2014 decreased $27.0 million, or 3.1 percent, as compared to the prior year period. The decrease in net sales as compared to the prior period was driven by a $142.3 million reduction in net sales to Juniper, partially offset by a $123.7 million increase in net sales to three customers as a result of new product ramps and increased end-market demand. Operating income for the nine months ended June 28, 2014 increased $18.5 million, or 22.1 percent, as compared to the prior year period due primarily to favorable changes in customer mix and supply chain productivity.
Europe, Middle East, Africa. Net sales for the three months ended June 28, 2014 decreased $3.1 million, or 10.1 percent, as compared to the prior year period primarily due to $2.2 million of decreased sales to a networking/communications customer and $2.0 million of decreased sales resulting from the disengagement of two customers. Operating loss for the three months ended June 28, 2014 increased $2.5 million, as compared to the prior year period, primarily due to increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and personnel expenses associated with facility expansions.
Net sales for the nine months ended June 28, 2014 decreased $7.2 million, or 7.7 percent, as compared to the prior year period due to $6.0 million of decreased sales from the disengagement of two customers. Operating loss for the nine months ended June 28, 2014 was $7.5 million, as compared to operating income of $0.5 million in the prior year period, primarily due to increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and personnel expenses associated with facility expansions.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $330.3 million as of June 28, 2014 as compared to $341.9 million as of September 28, 2013. The decrease in the balance of our cash and cash equivalents was due primarily to capital expenditures and purchases of common stock as part of our stock repurchase program, partially offset by cash generated from operations. The decrease in cash and cash equivalents includes the return of $26.3 million of non-inventory related customer deposits to Juniper.
As of June 28, 2014, approximately 92.0 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash from foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash provided by operating activities	$57.7	$116.9
Cash used in investing activities	$(55.6)	$(83.7)
Cash used in financing activities	$(13.0)	$(45.6)
Operating Activities. Cash flows provided by operating activities were $57.7 million for the nine months ended June 28, 2014, as compared to cash flows provided by operating activities of $116.9 million for the nine months ended June 29, 2013. Cash flows provided by operating activities decreased primarily due to the net cash flow impact of the return of Juniper customer deposits related to its disengagement offset by decreased working capital needs exclusive of customer deposits.

The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 28, 2014	June 29, 2013
Days in accounts receivable	48	54
Days in inventory	84	78
Days in accounts payable	67	54
Days in cash deposits	8	19
Annualized cash cycle	57	59
We calculate days in accounts receivable as accounts receivable for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day.
Days in accounts receivable for the three months ended June 28, 2014 decreased by six days compared to the three months ended June 29, 2013 primarily because of the increase in sales due to new product ramps with a key customer whose payment terms are shorter than our average customer.
Days in inventory for the three months ended June 28, 2014 increased by six days compared to the three months ended June 29, 2013, primarily due to the build-up of inventory to support increases in forecasted net sales.

Days in accounts payable for the three months ended June 28, 2014 increased by thirteen days compared to the three months ended June 29, 2013. This improvement was primarily due to increased purchases from suppliers with more favorable terms to support increases in forecasted net sales.
Days in cash deposits for the three months ended June 28, 2014 decreased by eleven days compared to the three months ended June 29, 2013, primarily as a result of the return of $26.3 million of excess non-inventory related deposits to Juniper in the disengagement process.
We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits. For the three months ended June 28, 2014 annualized cash cycle days improved by two days compared to the three months ended June 29, 2013 due to the factors noted above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the nine months ended June 28, 2014 to a utilization of $0.6 million, as compared to a surplus of $32.6 million for the nine months ended June 29, 2013. The primary use of cash in the nine months ended June 28, 2014 was to fund capital expenditures for facility construction in Neenah and footprint expansion in Guadalajara.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash provided by operating activities	$57.7	$116.9
Capital expenditures	(58.3)	(84.3)
Free cash flow	$(0.6)	$32.6
Investing Activities. Cash flows used in investing activities totaled $55.6 million for the nine months ended June 28, 2014 as compared to cash flows used in investing activities of $83.7 million for the nine months ended June 29, 2013. Cash flows used in investing activities decreased primarily due to the completion of facility construction in Neenah, partially offset by footprint expansion in Guadalajara.
We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2014 will be approximately $75.0 million, of which $58.3 million of expenditures were made through the third quarter of fiscal 2014. The remaining fiscal 2014 capital expenditures are anticipated to be used primarily to support new program ramps and leasehold improvements for our new manufacturing facility in Guadalajara. We believe the estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.
Financing Activities. Cash flows used in financing activities totaled $13.0 million for the nine months ended June 28, 2014 as compared to $45.6 million for the nine months ended June 29, 2013. In the three and nine months ended June 28, 2014, we borrowed and repaid $87.0 million and $208.0 million, respectively, under our revolving credit facility (described below). Cash flows used in financing activities for the nine months ended June 28, 2014 were comprised primarily of $22.3 million of purchases of common stock as part of our stock repurchase program as well as payments on capital leases. Cash flows used in financing activities in the nine months ended June 28, 2014 were partially offset by $14.1 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the nine months ended June 29, 2013 were comprised primarily of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases.
On August 29, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock. As of June 28, 2014, the Company had repurchased 545,052 shares for approximately $22.3 million, at an average price of $40.88 per share. These shares were recorded as treasury stock. In addition, as of June 28, 2014, the Company had a commitment of approximately $0.4 million to purchase 8,678 shares, which were purchased before June 28, 2014, but settled after the end of the fiscal third quarter of 2014. It is anticipated that this program will continue to be funded with existing cash and is expected to be completed during the fiscal fourth quarter of 2014.
On May 15, 2014, the Company entered into an amendment (the "Amendment") to the credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders subject to certain customary conditions. Quarterly principal repayments on the former term loan of $3.8 million per quarter ended on March 28, 2013.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 28, 2014, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or the base rate plus 0.00% upon reduction in the current total leverage ratio. We are required to pay an annual commitment fee on the unused revolver credit commitment based on our leverage ratio; the fee was 0.2% as of June 28, 2014. On June 4, 2013, the Company entered into a new interest rate swap associated with the $75.0 million of borrowings under the Credit Facility, which extends through May 5, 2017. As of June 28, 2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a fixed interest rate swap contract. There is no floating rate debt outstanding under the Credit Facility as of June 28, 2014.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of June 28, 2014, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement, which are consistent with those in the Credit Agreement discussed above.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 28, 2014 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2014	2015-2016	2017-2018	2019 and thereafter

Long-Term Debt Obligations (1,2)	$291.7	$2.6	$20.5	$192.7	$75.9
Capital Lease Obligations	10.3	1.2	8.4	0.7	—
Operating Lease Obligations	37.1	3.2	15.0	6.7	12.2
Purchase Obligations (3)	456.4	339.9	116.2	0.2	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	9.5	1.1	1.4	0.4	6.6
Other Long-Term Liabilities not on the Balance Sheet (5)	6.8	4.8	2.0	—	—
Total Contractual Cash Obligations	$811.8	$352.8	$163.5	$200.7	$94.8

1)
Includes amounts outstanding under the Credit Facility, as amended during the fiscal third quarter of 2014. As of June 28, 2014, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 4, in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of June 28, 2014, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of June 28, 2014, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.4 million, as of June 28, 2014, related to unrecognized income tax benefits. The reduction in the balance as compared to fiscal 2013 year end was primarily due to the completion of U.S. federal and state audits during the first six months of fiscal 2014. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of June 28, 2014, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation in the event employment of one executive officer of the Company is terminated without cause as well as commitments related to footprint expansion in Guadalajara.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2013 annual report on Form 10-K. During the fiscal third quarter of 2014, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	6%	7%	7%	7%
Total costs	13%	12%	13%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of June 28, 2014 a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of June 28, 2014, our only material interest rate risk is associated with our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting: During the fiscal third quarter of 2014, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended June 28, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

March 30 to April 26, 2014	55,477	$40.55	55,477	$13,193,030

April 27 to May 24, 2014	59,330	$41.95	59,330	$10,704,234

May 25 to June 28, 2014	71,244	$41.93	71,244	$7,716,969

Total	186,051	$41.52	186,051

* On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock. As of June 28, 2014, the Company had repurchased 545,052 shares for approximately $22.3 million, at an average price of $40.88 per share. These shares were recorded as treasury stock. In addition, as of June 28, 2014, the Company had a commitment of approximately $0.4 million to purchase 8,678 shares, which were purchased before June 28, 2014, but settled after the end of the fiscal third quarter of 2014.

ITEM 6.    Exhibits

10.1	Transition Agreement between Plexus Corp. and Ginger Jones, dated May 4, 2014.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC to GAAP Financial Statements
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 7/31/14	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 7/31/14	/s/ Patrick J. Jermain
Patrick J. Jermain
Vice President and Chief Financial Officer