Form 10-K
period 2014-09-27
PLEXUS CORP
filed 2014-11-17
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2014
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-14423
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin		39-1344447
(State or other jurisdiction of incorporation or organization)	One Plexus Way Neenah, Wisconsin 54957 (920) 969-6000	(I.R.S. Employer Identification No.)
(Address, including zip code, of principal executive offices and Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Global Select Market
Preferred Share Purchase Rights	The NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    •
As of March 29, 2014, 33,867,386 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $39.31 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 393,070 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,315.9 million.
As of November 13, 2014, there were 33,633,307 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2015 Annual
Meeting of Shareholders	Part III

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 27, 2014

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the adequacy of restructuring and similar charges as compared to actual expenses; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors,” otherwise herein, and in our other Securities and Exchange Commission filings.

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
We provide award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and aftermarket services. To service the complexities that our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers' products from concept to end of life.
Plexus is passionate about being the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs, characterized by unique flexibility, technology, quality and regulatory requirements. To support and deliver on our strategy, we align our operations, processes, workforce and financial metrics through a multidimensional business strategy that includes:

•	A high performance, accountable organization with a highly skilled and talented workforce that is deeply passionate about driving growth through customer service excellence,

•	A customer driven, disciplined deployment of strategic growth through sector based go-to-market strategies,

•	Execution driven by a collaborative, customer centric culture that continuously evaluates and optimizes our business processes to support our economic return goals.
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
Our go-to-market strategy is implemented through the four market sectors we serve. Each market sector has a dedicated business development and customer management team. These teams execute our sector strategies through expertise in markets and technology as well as unique quality and regulatory capabilities. Our sector teams help define Plexus' strategy for growth with a particular focus on expanding the value-added solutions we offer customers.
Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital (“ROIC”) 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as economic return. We review our internal calculation of WACC annually; at the end of fiscal 2014 our estimated WACC was 11.0 percent. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate an ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that Plexus creates value for our shareholders.
Relative to our competition, overriding factors such as lower manufacturing volumes, flexibility and fulfillment requirements, and complex regulatory requirements typically result in higher investments in inventory and selling and administrative costs. The cost variance from our competitors is especially evident relative to those that provide EMS services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).
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
Established in 1979 as a Wisconsin corporation, we have approximately 12,000 full-time employees, including approximately 1,700 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 25 active facilities, totaling approximately 3.6 million square feet. Plexus' facilities are strategically located to support the global supply chain, as well as manufacturing and engineering needs of customers in our targeted market sectors.
Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, and after we electronically file or furnish all reports to the Securities and Exchange Commission (“SEC”), we provide online copies, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and amendments to those reports. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website. You may also access these reports at the SEC's website at www.sec.gov.
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
Design. Plexus invests in the latest technology, design and automation tools to provide comprehensive design and value-engineering solutions. We engage with our customers in a variety of ways - from supporting a short-term expansion of their engineering design capabilities to collaborating on complex turn-key product design. Our disciplined approach and structure enables significant project schedule flexibility via work-sharing across our organization. Product design includes, but is not limited to, the following solutions:

•	Program management

•	Feasibility studies

•	Product conceptualization

•	Specification development for product features and functionality

•	Circuit design (digital, microprocessor, power, analog, radio frequency (“RF”), optical and micro-electronics)

•	Field programmable gate array design (“FPGA”)

•	Printed circuit board layout

•	Embedded software design

•	Mechanical design (thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures and castings)

•	Test specifications development and product verification testing

•	Automated (robotic) production solutions
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
Fulfill. Plexus offers fulfillment and logistics solutions to all our customers in the forms of Direct Order Fulfillment (“DOF”), Build to Order (“BTO”) and Configure to Order (“CTO”). Plexus receives DOF orders from our customers that provide the final specifications and configurations required by their end customer. Through BTO and CTO, Plexus delivers the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrating the overall supply chain, from parts procurement through manufacturing and logistics.
Sustain. Plexus provides our customers with a range of aftermarket services to support their products after launch into the market. In support of certain customers, we may provide these tailored solutions for products that we may not have originally manufactured:
Aftermarket Services

•	Receiving and diagnostic analysis of returned goods

•	Warranty and non-warranty repair

•	Refurbishment and upgrade of outdated products

•	Advanced field replenishment strategies
Sustaining Engineering Solutions

•	Revitalization of existing products to extend the product lifecycle, including redesign for cost reduction, improved reliability and obsolescence mitigation

•	Failure and root cause analysis

•	Regulatory compliance surveillance and remediation
Sustaining Supply Chain Solutions

•	Reverse logistics management

•	Logistics optimization

•	Component lifecycle analysis including proactive obsolescence management

•	Alternate component sourcing and supplier qualification
Regulatory requirements. All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2008. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements, and similar regulatory requirements in other countries. Our manufacturing and engineering facilities are certified to the most current revision of the ISO 9001 standard. We have additional certifications and/or registrations held by certain facilities in the following regions:

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

Customers and Market Sectors Served
We provide services to a wide variety of customers, ranging from large multinational companies to smaller emerging technology companies. During fiscal 2014, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.
ARRIS Group, Inc. (“Arris”) and General Electric Company (“GE”), accounted for 12.5 percent and 11.2 percent, respectively, of our net sales in fiscal 2014. Juniper Networks, Inc. (“Juniper”), which accounted for 12.8 percent of our net sales in fiscal 2013 and 16.0 percent of our net sales in fiscal 2012, disengaged from Plexus in fiscal 2013. Other than Arris and GE in fiscal 2014 and Juniper in fiscal 2013 and fiscal 2012, no other customer accounted for 10.0 percent or more of our net sales in those fiscal years.
Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customers could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector.
Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.
The distribution of our net sales by market sectors for fiscal 2014, 2013 and 2012 is shown in the following table:

Industry	2014	2013	2012
Networking/Communications	32%	37%	39%
Healthcare/Life Sciences	29%	25%	22%
Industrial/Commercial	25%	25%	29%
Defense/Security/Aerospace	14%	13%	10%
	100%	100%	100%

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
We also purchase non-electronic components used in manufacturing and higher-level assembly. These components include molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. All components range from standard to highly customized and vary widely in terms of market availability and price.
Component shortages and subsequent allocations by suppliers and manufacturers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time. We discuss the causes of these shortages more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to minimize our exposure to material and component shortages.
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
New Business Development
Our new business development team is organized around our targeted market sectors and comprised of dedicated resources. Each market sector vice president has a business development and customer management leader who oversee and provide leadership to business development directors, customer directors, customer managers, business development, supply chain and manufacturing subject matter experts, and market sector analysts. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives Plexus a business advantage.
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
Social Responsibility
We are committed to social responsibility within our business and global operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We are an Applicant Member of the Electronics Industry Citizenship Coalition (the "EICC"). In addition, we consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, as well as the International Organization for Standardization’s “Guidance on Social Responsibility” (ISO 26000).
Employees
Our employees are one of our primary strengths, and we make a considerable effort to maintain a well-qualified and engaged work force. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development opportunities for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained. We have a policy of involvement and consultation with employees at every facility and strive for continuous improvement at all levels.
We employ approximately 12,000 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 240 and 315 of our employees are covered by union agreements in the United Kingdom and Mexico, respectively. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are generally positive and stable.
Executive Officers
See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K Report for information about the Company's Executive Officers of the Registrant.

ITEM 1A.	RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the typical short life-cycle of our customers' products

•	customers' operating results and business conditions

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	failures of our customers to pay amounts due to us

•	claims alleging defective goods or services or breaches of contractual requirements

•	challenges associated with the engagement of new customers or additional work from existing customers

•	unanticipated customer disengagements

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning production and managing inventory, fixed assets and manufacturing processes

•	changes in cost and availability of labor and components

•	exchange rates and

•	changes in U.S. and global economic and political conditions and world events.
The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are problems in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for 55.1 percent of our net sales for the fiscal year ended September 27, 2014, and 54.5 percent of our net sales for the fiscal year ended September 28, 2013. For the fiscal year ended September 27, 2014, there were two customers that each represented 10.0 percent or more of our net sales. For the fiscal year ended September 28, 2013, there was one customer that represented 10.0 percent or more of our net sales.
Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. For example, a customer that formerly represented more than 10.0 percent of our net sales disengaged from us in fiscal 2013 and is no longer a customer; we may experience other significant customer disengagements in the future. Especially given our discrete number of customers, significant reductions in net sales to any of these customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.
In addition, we focus our sales efforts on customers in only a few market sectors, and we endeavor to carefully choose those sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Shifts in the performance of a sector served by Plexus, as well as the economic, business and/or regulatory conditions that affect the sector, or our failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally, including as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act").
Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors. Any weakness in the market sectors in which our customers are concentrated could affect our business and results of operations.
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
We have operations in many countries; operations outside of the U.S. in the aggregate now represent a majority of our net sales. We also purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability

•	transportation delays or interruptions

•	exchange rate fluctuations

•	changes in labor markets, such as government mandated wage increases, and difficulties in appropriately staffing and managing personnel in multiple cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, applicable to companies with global operations

•	reputational risks related to, among other factors, varying standards and practices among countries

•	significant natural disasters and other events or factors impacting local infrastructure

•	the effects of other international political developments (such as embargoes, sanctions, boycotts and energy disruptions) and

•	regulatory requirements and potential changes to those requirements.
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
In addition, changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs, taxes or limitations on currency or fund transfers, as well as government imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facilities in Mexico operate under the Mexican Maquiladora ("IMMEX") program. This program provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements.
Our customers do not make long-term commitments and may cancel or change their production requirements.
EMS companies must respond quickly to the requirements of their customers in both design and production. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change engineering or other service requirements, change production quantities, delay production or revise their forecasts for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur.
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
We have a complex business model, and our failure to properly manage that model could affect our operations, financial results and reputation
Our business model focuses on products and services in the mid-to-lower-volume, higher-complexity segment of the EMS market. Our customers’ products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, highly regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. Our business model requires a great degree of attention, flexibility and resources. These resources include working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations. We also depend on bringing new customers and programs online and on transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.
The complexity of our service model often results in complex and challenging contractual obligations as well as commitments from us to our customers. If we fail to meet those obligations, it could result in claims against us and/or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.
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
Challenges associated with the engagement of new customers or programs, or the provision of new services, could affect our operations and financial results.
Our engagement with new customers, as well as the addition of new work or types of services for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating the customer’s, program’s and/or service's fit with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks, and rewards of an opportunity. The failure to make prudent engagement decisions and/or to establish appropriate terms of engagement could adversely affect our profitability and margins.
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
In recent years, our revenue growth has been heavily biased toward ramping new program wins as compared to end-market growth of mature programs. The management of resources in connection with the establishment of new or recent programs and customer relationships, as well as program transfers between facilities, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new products and programs, which lack a track record of order volume and timing as well as production efficiencies in the early stages. We are managing a number of new programs at any given time;

therefore, we are exposed to these factors in varying magnitudes. In addition, if any of these programs or customer relationships were terminated, our operating results could worsen, particularly in the short term.
The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations. We conduct these transfers on a regular basis to meet customer needs, seek long-term efficiencies or respond to market conditions, as well as due to facility openings and closures, such as the current transfer of our operations in Mexico from Juarez to our new facility in Guadalajara. Although we try to minimize the potential losses arising from transitioning customer programs between Plexus facilities, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
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
Expansion and consolidation, including the transfer of operations to larger facilities or acquisitions, can inherently include additional costs and start-up inefficiencies. In fiscal 2014, we opened new manufacturing facilities in the U.S. (Neenah, Wisconsin) and in Mexico (Guadalajara) to replace existing facilities in those countries. During fiscal 2013, we opened a new manufacturing facility in China (Xiamen) and a replacement facility in Romania (Oradea). If we are unable to effectively manage our recent expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value

•	challenges faced as a result of transitioning programs

•	incurrence of restructuring or other charges that may not have their intended effects

•	additional fixed or other costs, or selling, general and administrative ("SG&A") expenses, which may not be fully absorbed by new business

•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities as well as the increased costs associated with opening new facilities

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources and

•	inability to locate sufficient customers, employees or management talent to support the expansion.
Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity and/or employment could impair our ability to respond to market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges, as we did in fiscal 2014 in connection with the replacement of facilities in the U.S. and Mexico.
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
The Company has been granted a tax holiday for its Malaysian subsidiary. This tax holiday expires in 2024 and is subject to certain conditions with which we expect to comply and we would risk adverse tax consequences if we do not.
Plexus is eligible for up to $15.0 million in Wisconsin state tax credits in connection with our new manufacturing facility in Neenah, Wisconsin, which opened in fiscal 2014, if we meet certain requirements related to, among other matters, job creation and retention, employee training and capital investment. If we do not comply with these requirements, we may not be able to realize all, or any, of these tax credits. As of September 27, 2014, approximately $6.0 million has been recorded as an other receivable related to the credits.
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
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, industrial espionage, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in adverse regulatory actions and have a material adverse effect on our business and reputation.
We and our customers are subject to increasingly extensive government regulations and industry standards, and the impact of certain future regulations remains uncertain; failure to comply with such regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.
We are subject to extensive government regulation and industry standards (as well as customer-specific standards) relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.
As a publicly-held company, we are subject to increasingly stringent laws, regulations and other requirements, including those resulting from the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, affecting, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting. For example, the SEC recently adopted disclosure requirements related to the use of specified "conflict" minerals that are necessary to the functionality or production of products manufactured, or contracted to be manufactured, by publicly-held companies. Compliance with such requirements could increase costs and affect the manufacturing and sale of our products.
Governments worldwide are becoming increasingly aggressive in adopting and enforcing anti-corruption laws. The U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, among others, apply to us and our operations.

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
We also design and manufacture products for customers in the defense, security and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of State, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation.
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
A failure to comply with customer-driven policies and standards, and third party certification requirements, including those related to social responsibility, could adversely affect our business and reputation.
In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations. For example, in fiscal 2014 the Company became an Applicant Member in the EICC. The EICC is a non-profit coalition of electronics companies and establishes standards for its members in responsible and ethical practices in the areas of labor, environmental compliance, employee health and safety, ethics and social responsibility.
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
The EMS industry is highly competitive. We compete against numerous EMS providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of designing and manufacturing products internally and may choose to design and/or manufacture products themselves rather than outsource such activities. Consolidations and other changes in the EMS industry result in a changing competitive landscape.
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
We do not have any long-term supply agreements. At various times in the recent past, we have experienced raw material and component shortages due to supplier capacity constraints or their failure to deliver. We also could experience disruptions in energy supplies. Periodic shortages may occur in the future. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict, natural disasters, economic recession and other localized events. We rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Some suppliers have ceased doing business due to economic or other circumstances, and more may do so in the future. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
We may fail to secure or maintain necessary additional financing and/or capital.
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
Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities (as we did in fiscal 2014) or obtaining new credit facilities, or through a combination of these methods.
We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders’ ownership interests; we may not be able offer our securities on attractive or acceptable terms in the event of volatility or weakness in our stock price. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.
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
We have previously grown, in part, through acquisitions and strategic arrangements. If we were to pursue future growth through acquisitions, this would involve significant risks that could have a material adverse effect on us. These risks include:

Operating risks, such as:

•	the inability to integrate successfully our acquired operations’ businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business’ customer programs, including the loss of customers and the cancellation of current or anticipated programs and

•	the loss of key employees of acquired businesses.
Financial risks, such as:

•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the effect of potential volatility or weakness in our stock price on its use as consideration for acquisitions

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of goodwill and other intangible assets and

•	the unforeseen liabilities of the acquired businesses.

ITEM 1B.	UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 3.8 million square feet of capacity. This includes approximately 2.0 million square feet in AMER (of which 0.2 million square feet will close in fiscal 2015), approximately 1.4 million square feet in APAC and approximately 0.4 million square feet in EMEA. Approximately 0.2 million square feet of this capacity is subleased. Our facilities as of September 27, 2014, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased

AMER
Neenah, Wisconsin (3)	Manufacturing	418,000	Owned
Guadalajara, Mexico (2)	Manufacturing	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Juarez, Mexico (2)	Manufacturing	210,000	Leased
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	163,000	Leased
Neenah, Wisconsin	Engineering	105,000	Owned
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Fremont, California	Manufacturing	46,000	Leased
Raleigh, North Carolina	Engineering	25,000	Leased
Louisville, Colorado	Engineering	24,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Xiamen, China (1)	Manufacturing	193,000	Leased
Hangzhou, China	Manufacturing	117,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	16,000	Leased

Other
San Diego, California (4)	Inactive	198,000	Leased

(1)	The facilities in Penang, Malaysia, Xiamen, China, and Buffalo Grove, Illinois include more than one building.

(2)
The facility in Guadalajara, Mexico opened during the fourth quarter of fiscal 2014 to replace the facility in Juarez, Mexico. The facility in Juarez is expected to close during the first quarter of fiscal 2015.

(3)	The manufacturing facility in Neenah, Wisconsin opened during fiscal 2014.

(4)	The facility in San Diego, California is subleased and no longer used in operations.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Price per Share
For the fiscal years ended September 27, 2014 and September 28, 2013, the Company’s common stock has traded on the NASDAQ Stock Market, in the NASDAQ Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period.

Fiscal Year Ended September 27, 2014			Fiscal Year Ended September 28, 2013
	High	Low		High	Low
First Quarter	$43.41	$36.06	First Quarter	$31.38	$19.63
Second Quarter	$44.16	$36.81	Second Quarter	$27.36	$23.45
Third Quarter	$45.53	$38.84	Third Quarter	$30.67	$23.71
Fourth Quarter	$44.77	$37.05	Fourth Quarter	$37.29	$29.57
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the NASDAQ Stock Market Index for U.S. Companies and the NASDAQ Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on October 3, 2009, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.

Comparison of Cumulative Total Return

DOLLARS
240
220
200
180
160
140
120
100
80
60
40
2009
2010
2011
2012
2013
2014
Plexus
Nasdaq-US
Nasdaq-Electronics

	2009	2010	2011	2012	2013	2014
Plexus	$100	$121	$89	$119	$145	$148
NASDAQ-US	100	116	115	150	183	216
NASDAQ-Electronics	100	124	110	138	191	210
Shareholders of Record; Dividends
As of November 13, 2014, there were 515 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business and our authorized share repurchase. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 27, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
June 29, 2014 to July 26, 2014	55,491	$42.70	55,491	$—
July 27, 2014 to August 23, 2014	61,763	39.95	61,763	$—
August 24, 2014 to September 27, 2014	71,141	40.48	71,141	$—
	188,395	$40.96	188,395
* On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During fiscal 2014, the Company repurchased 733,447 shares under this program for $30.0 million, at an average price of $40.90 per share. These shares were recorded as treasury stock.
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. Accordingly, since this program became effective subsequent to September 27, 2014, the $30.0 million authorization is excluded from the table above.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	September 27, 2014	September 28, 2013	September 29, 2012		October 1, 2011	October 2, 2010
Net sales	$2,378,249	$2,228,031	$2,306,732		$2,231,232	$2,013,393
Gross profit	225,569	213,185	219,913		214,742	206,922
Gross margin percentage	9.5%	9.6%	9.5%		9.6%	10.3%
Operating income (1)	100,607	96,623	104,159		101,179	99,652
Operating margin percentage	4.2%	4.3%	4.5%		4.5%	4.9%
Net income	87,213	82,259	62,089	(3)	89,256	89,533
Earnings per share (diluted)	$2.52	$2.36	$1.75	(3)	$2.30	$2.19
Cash Flow Statement Data
Cash flows provided by (used in) operations	$88,432	$207,647	$157,503		$158,451	$(7,639)
Capital equipment additions	65,284	108,122	63,697		70,819	65,073
Balance Sheet Data
Working capital	$683,524	$607,646	$619,934		$553,893	$523,472
Total assets	1,609,026	1,447,684	1,411,467		1,304,525	1,290,379
Long-term debt and capital lease obligations, net of current portion	262,046	257,773	260,211		270,292	112,466
Shareholders’ equity	781,133	699,301	649,022		558,882	651,855
Return on invested capital (2)	15.2%	14.0%	15.5%	(3)	15.6%	19.5%
Inventory turnover ratio	4.6x	5.1x	4.6x		4.4x	3.7x

(1)
During fiscal 2014, the Company recorded $11.3 million in restructuring and impairment charges, which are included in operating income. These charges largely related to the Company's consolidation of its facilities in the Fox Cities (Neenah and Appleton), Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to a new manufacturing facility in Guadalajara, Mexico.

(2)
The Company defines return on invested capital as tax-effected operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents, as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
In fiscal 2012, the Company established a valuation allowance against its U.S. deferred tax assets resulting in an additional tax provision of approximately $20.6 million ($22.8 million provision, offset by $2.2 million to other comprehensive income) and a decrease in diluted earnings per share of $0.64. Return on invested capital excludes the $20.6 million net deferred tax asset reduction. An additional $1.3 million of valuation allowance established for fiscal 2012 relates to operating losses in Germany and Romania making the total valuation allowance for that year $24.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services (“EMS”) industry. We deliver optimized solutions to our customers through our unique Product Realization Value Stream.  Our customer-focused solutions model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions. Plexus delivers comprehensive end-to-end solutions for customers in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions.
We provide award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and aftermarket services. To service the complexities that our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers' products from concept to end of life.
The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Part I, Item 1A herein.
Recent Developments
We opened our new manufacturing facility in Guadalajara, Mexico during the fourth quarter of fiscal 2014. This facility is replacing our existing facility in Juarez, Mexico, which will be closed during the first quarter of fiscal 2015. This transition resulted in approximately $7.0 million of restructuring and impairment charges during fiscal 2014. Closure of the facility in Juarez is expected to result in approximately $1.5 to $1.8 million of additional restructuring charges in the first quarter of fiscal 2015.
We opened our new manufacturing facility in Neenah, Wisconsin during the first quarter of fiscal 2014. This facility consolidated one owned and two leased facilities in the Fox Cities (Neenah and Appleton), Wisconsin. The consolidation of these facilities resulted in approximately $4.3 million of restructuring charges during fiscal 2014.
RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for fiscal 2014, 2013 and 2012 (dollars in millions, except per share data):

	2014	2013	2012
Net sales	$2,378.2	$2,228.0	$2,306.7
Gross profit	225.6	213.2	219.9
Gross margin	9.5%	9.6%	9.5%
Operating income	100.6	96.6	104.2
Operating margin	4.2%	4.3%	4.5%
Net income	87.2	82.3	62.1	*
Earnings per share (diluted)	$2.52	$2.36	$1.75	*
Return on invested capital	15.2%	14.0%	15.5%

*See Note 7 in Notes to Consolidated Financial Statements for discussion regarding the fiscal 2012 valuation allowance for deferred tax assets.
Net sales. Net sales for fiscal 2014 increased $150.2 million, or 6.7 percent, as compared to fiscal 2013. The net sales increase was primarily the result of a $134.1 million increase in net sales in the healthcare/life sciences sector, as well as net sales increases in the industrial/commercial and defense/security/aerospace sectors, partially offset by a reduction in net sales in the networking/communication sector. The reduction in the networking/communications sector resulted from a $282.6 million headwind related to the disengagement of Juniper Networks, Inc. ("Juniper") in fiscal 2013, partially offset by a $230.3 million increase in net sales to two key customers in that sector primarily resulting from new product ramps.
Net sales for fiscal 2013 decreased $78.7 million, or 3.4 percent, as compared to fiscal 2012. The net sales decrease was primarily the result of a $113.6 million decrease in net sales for one of our larger customers in the industrial/commercial sector, as a result of its decreased end-market demand, as well as an $85.3 million decrease in net sales to Juniper as a result of its disengagement and lower end-market demand for the products we formerly produced for Juniper. These decreases were partially offset by a $102.4 million increase in net sales to various significant customers in all sectors.
Our net sales by market sector for fiscal 2014, 2013 and 2012 were as follows (in millions):

Market Sector	2014	2013	2012
Networking/Communications	$762.5	$826.3	$903.6
Healthcare/Life Sciences	697.3	563.2	494.4
Industrial/Commercial	583.5	551.0	670.8
Defense/Security/Aerospace	334.9	287.5	237.9
	$2,378.2	$2,228.0	$2,306.7
Networking/Communications. Net sales for fiscal 2014 in the networking/communications sector decreased $63.8 million, or 7.7 percent, as compared to fiscal 2013. The change was primarily the result of a $282.6 million decrease in net sales to Juniper, related to its disengagement, partially offset by a $230.3 million increase in sales related to two key customers in this sector primarily resulting from new program ramps.
Net sales for fiscal 2013 in the networking/communications sector decreased $77.3 million as compared to fiscal 2012. The change was primarily the result of an $85.3 million decrease in net sales to Juniper, related to its disengagement, partially offset by increased sales to existing customers in this sector as well as program ramps with new customers.
Healthcare/Life Sciences. Net sales for fiscal 2014 in the healthcare/life sciences sector increased $134.1 million, or 23.8 percent, as compared to fiscal 2013. The increase was primarily due to $89.3 million of new program ramps and increased end-market demand for two key customers in this sector and increased end-market demand and new program ramps across several other customers in this sector.
Net sales for fiscal 2013 in the healthcare/life sciences sector increased $68.8 million as compared to fiscal 2012. The increase was primarily due to market share gains and new program ramps with existing customers.
Industrial/Commercial. Net sales for fiscal 2014 in the industrial/commercial sector increased $32.5 million, or 5.9 percent, as compared to fiscal 2013. The increase was primarily the result of the expansion of current business with one of our larger customers in the sector, which accounted for $30.7 million of the increased net sales as compared to the prior year.
Net sales for fiscal 2013 in the industrial/commercial sector decreased $119.8 million as compared to fiscal 2012. The decrease was primarily a result of decreased end-market demand for one of our larger customers in the sector, which accounted for $113.6 million of the decreased net sales as compared to the prior year.
Defense/Security/Aerospace. Net sales for fiscal 2014 in the defense/security/aerospace sector increased $47.4 million, or 16.5 percent, as compared to fiscal 2013. The increase was primarily due to $37.5 million resulting from new program ramps and increased end-market demand for one of our larger customers in the sector.
Net sales for fiscal 2013 in the defense/security/aerospace sector increased $49.6 million as compared to fiscal 2012. The increase was the result of new program ramps as well as increased end-market demand for the products we produce for our customers.

As a percentage of consolidated net sales, net sales attributable to customers representing 10.0 percent or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for fiscal 2014, 2013 and 2012, were as follows:

	2014	2013	2012
ARRIS Group, Inc. ("Arris")	12.5%	*	*
General Electric Company ("GE")	11.2%	*	*
Juniper Networks, Inc. ("Juniper")	*	12.8%	16.0%
Top 10 customers	55.1%	54.5%	60.0%
* Net sales attributable to the customer were less than 10.0 percent of consolidated net sales for the period.
Gross profit. Gross profit for fiscal 2014 increased $12.4 million, or 5.8 percent, as compared to fiscal 2013. Overall gross margin decreased to 9.5 percent from 9.6 percent. Gross profit increased $34.2 million primarily as a result of increased sales. This favorable effect was largely offset by a $21.9 million increase in fixed costs due to our investment in a new manufacturing facility in Neenah, Wisconsin, the ramp up of new business in the AMER region, and increased depreciation and personnel expenses with our new manufacturing facility in Oradea, Romania.
Gross profit for fiscal 2013 decreased $6.7 million, or 3.1 percent, as compared to fiscal 2012 primarily due to decreased net sales, increased fixed expenses related to site investments in Penang, Malaysia, Xiamen, China, and Oradea, Romania, and unfavorable changes in customer mix. The decrease was partially offset by the sale of certain inventory that had previously been written down. A slightly larger percentage decrease in revenue as compared to the decrease in gross profit for fiscal 2013 led to an increase in gross margin to 9.6 percent for fiscal 2013 from 9.5 percent for fiscal 2012.
Operating income. Operating income for fiscal 2014 increased $4.0 million as compared to fiscal 2013. A $2.9 million decrease in selling and administrative expenses ("S&A") as compared to prior year and the previously discussed increase to gross profit were partially offset by $11.3 million of restructuring and impairment charges primarily related to the consolidation of facilities in the Fox Cities, Wisconsin, and the relocation of manufacturing operations from Juarez, Mexico, to Guadalajara, Mexico. As a result, operating margin decreased to 4.2 percent for fiscal 2014 from 4.3 percent for fiscal 2013.
Operating income for fiscal 2013 decreased $7.5 million as compared to fiscal 2012. The operating income decrease reflected the $6.7 million decrease in gross profit described above as well as a $0.8 million increase in S&A expenses. The increase in S&A was primarily due to approximately $2.4 million of recoveries of receivables previously at risk in the prior fiscal year, with no such recovery in the current fiscal year, and approximately $0.8 million of additional amortization expense in fiscal 2013 related to the Kontron arrangement. These increases were partially offset by a $1.3 million decrease in incentive compensation expense and additional reductions due to focused cost management efforts. As a result of the factors discussed above, for fiscal 2013 compared to fiscal 2012, operating margin decreased from 4.5 percent to 4.3 percent.
Other income (expense). Other expense for fiscal 2014 decreased $4.4 million as compared to fiscal 2013. The decrease in other expense for fiscal 2014 was primarily the result of a $1.3 million increase in interest income, a $1.1 million decrease in currency exchange losses, a $0.8 million decrease in miscellaneous expense due to a favorable outcome related to a previous accrual for expenses related to the termination of an agreement for additional land in Hangzhou, China, and a $0.3 million decrease in interest expense.
Other expense decreased to $11.6 million for fiscal 2013 from $12.9 million for fiscal 2012. The decrease in expense was largely due to $3.4 million of decreased interest expense related to our former term loan. Interest rate swaps associated with the original term loan expired in fiscal 2013. This resulted in lower floating interest rates prior to the establishment of a new interest rate swap agreement and lower fixed interest rates subsequent to the establishment of the new interest rate swap agreement. This decrease was offset by a $1.4 million increase in foreign exchange losses and a $0.8 million increase in other expense as the result of an accrual for property-related expenses related to the termination of an agreement for additional land in Hangzhou, China.

Income taxes. Income tax expense and effective annual income tax rates, with and without the annual valuation allowance, for fiscal 2014, 2013 and 2012 were as follows (dollars in millions):

	2014	2013	2012
Income tax expense, as reported	$6.1	$2.7	$29.1
Valuation allowance (expense)	(7.9)	(7.0)	(24.1)
Income tax (benefit) expense, as adjusted*	$(1.8)	$(4.3)	$5.0

Effective annual tax rate, as reported	6.5%	3.2%	31.9%
Impact of valuation allowance	(8.4)%	(8.2)%	(26.4)%
Effective annual tax rate, as adjusted*	(1.9)%	(5.0)%	5.5%
*The Company believes that the non-GAAP presentation of income tax (benefit) expense and effective annual tax rate excluding the impact of the valuation allowance provides a more meaningful comparison of reporting periods.
Income tax expense for fiscal 2014 was $6.1 million compared to $2.7 million for fiscal 2013 and $29.1 million for fiscal 2012. The Company's effective annual tax rates vary from the U.S. statutory rate of 35.0% primarily as a result of the mix of earnings from U.S. and foreign jurisdictions and tax holidays granted to subsidiaries located in the APAC region where the Company derives a significant portion of its earnings. The effective tax rate for fiscal 2014 was higher than the effective rate for fiscal 2013 primarily as a result of the geographic distribution of worldwide earnings. The effective tax rate for fiscal 2013 was significantly lower than the effective tax rate in fiscal 2012 primarily due to the amount of the additional valuation allowance recorded in fiscal 2012 on deferred tax assets in the U.S. as well as discrete tax benefits recorded in fiscal 2013.
In fiscal 2014, the Company recorded a $7.9 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA regions. At the close of fiscal 2014, using the measurement criteria found in ASC Topic 740, “Income Taxes” ("ASC 740"), the Company believes that the positive evidence does not outweigh the negative and the valuation allowance should remain in place. During fiscal 2014, the Company also recorded tax benefits of $3.8 million primarily related to the lapse of statutes of limitations related to U.S. tax examinations during the fiscal year.
In fiscal 2013, the Company recorded a $7.0 million addition to its valuation allowance, of which $5.2 million related to continuing losses certain jurisdictions within the AMER and EMEA regions. During fiscal 2013, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against its U.K. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $1.8 million valuation allowance against the U.K. deferred tax assets. During fiscal 2013 the Company also identified and recorded several out-of-period tax errors that reduced tax expense by $3.2 million. The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.
In fiscal 2012, the Company recorded a valuation allowance of $24.1 million, of which $1.3 million related to continuing losses in certain jurisdictions within the EMEA region. During the preparation of the fiscal 2012 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against its U.S. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $22.8 million valuation allowance against its U.S. deferred tax assets.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC region. This tax holiday will expire in fiscal 2024 and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region until December 31, 2013, when it expired under the terms of the Company's agreement with the local taxing authority. The expiration of this holiday did not have a material impact on the Company’s effective tax rate or results of operations. In fiscal 2014, 2013, and 2012, these holidays resulted in tax reductions of approximately $24.1 million ($0.71 per basic share), $22.7 million ($0.66 per basic share), and $17.5 million ($0.50 per basic share), respectively.
We currently expect the annual effective tax rate for fiscal 2015 to be approximately 8.0 to 10.0 percent.
Net Income. Net income, both including and excluding the annual valuation allowance and out-of-period tax adjustments, for fiscal 2014, 2013 and 2012 was as follows (dollars in millions):

	2014	2013	2012
Net income, as reported	$87.2	$82.3	$62.1
Valuation allowance	7.9	7.0	24.1
Out-of-period tax adjustments	—	(3.2)	—
Net income, as adjusted*	$95.1	$86.1	$86.2
*The Company believes that the non-GAAP presentation of net income excluding valuation allowances and out-of-period tax adjustments provides a more meaningful comparison of reporting periods.
Net income for fiscal 2014 increased $5.0 million, or 6.0 percent, to $87.2 million from fiscal 2013. Net income increased primarily as a result of increased gross profit and lower S&A expenses, partially offset by increased restructuring and impairment charges and increased income tax expense, as discussed previously.
Net income for fiscal 2013 increased $20.2 million, or 32.5 percent, to $82.3 million from fiscal 2012. This increase was primarily as a result of the net $17.1 million year-over-year valuation allowance adjustment. Excluding the valuation allowance and fourth quarter fiscal 2013 tax out-of-period adjustments, fiscal 2013 net income decreased by $0.1 million, or 0.1 percent, from fiscal 2012 to $86.1 million.
Diluted earnings per share. Diluted earnings per share increased to $2.52, or 6.8 percent, for fiscal 2014 from $2.36 for fiscal 2013 primarily as a result of increased net income. Further improvement was due to the positive impact of fewer outstanding shares in 2014 due to our common stock repurchase program. These improvements were offset by restructuring and impairment costs. See Note 14, "Shareholders' Equity" in Notes to the Consolidated Financial Statements for information regarding the Company's stock repurchase programs. See Note 15, "Restructuring and Impairment Costs," in Notes to the Consolidated Financial Statements for information regarding restructuring and impairment costs.
Diluted earnings per share increased to $2.36, or 34.9 percent, for fiscal 2013 from $1.75 for fiscal 2012 primarily as a result of the impact of the valuation allowances and fiscal 2013 out-of-period tax adjustments discussed above. Excluding the impact of the valuation allowances and out-of-period tax adjustments, diluted earnings per share increased by $0.04 in fiscal 2013 as compared to fiscal 2012. The increase in diluted earnings per share, as adjusted was primarily due to the positive impact of fewer outstanding shares in 2013 due to the stock repurchase program.
Return on Invested Capital (“ROIC”). We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as economic return and a 5.0 percent operating margin target. Our primary focus is on our economic return goal of 5.0 percent, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12.0 percent.
We review our internal calculation of WACC annually. Our WACC was 11.0 percent, 12.0 percent, and 12.5 percent for fiscal 2014, 2013, and 2012, respectively. For fiscal 2015, our estimated WACC is 11.0 percent. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 15.2 percent, 14.0 percent, and 15.5 percent (excluding a $20.6 million net deferred tax asset reduction) for fiscal 2014, 2013 and 2012, respectively. The increase in ROIC in fiscal 2014 from fiscal 2013 was due to higher operating income, partially offset by the effect of an increase in average invested capital as a result of capital expenditures for facility expansions. See the table below for our calculation of ROIC (dollars in millions):

	2014	2013	2012
Operating income (tax effected)	$101.8	$89.9	$96.9
Average invested capital	669.7	642.1	623.0
After-tax ROIC	15.2%	14.0%	15.5%
WACC	11.0%	12.0%	12.5%
Economic return	4.2%	2.0%	3.0%
We define ROIC as tax-effected operating income before restructuring and impairment charges divided by average invested capital over a rolling five-quarter period for the fiscal year. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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
REPORTABLE SEGMENTS
A further discussion of our fiscal 2014, 2013 and 2012 financial performance by reportable segment is presented below (in millions):

	2014	2013	2012
Net sales:
AMER	$1,238.2	$1,062.8	$1,255.9
APAC	1,132.5	1,146.3	1,110.4
EMEA	115.9	122.5	95.4
Elimination of inter-segment sales	(108.4)	(103.6)	(155.0)
	$2,378.2	$2,228.0	$2,306.7
Operating income (loss):
AMER	$74.9	$70.9	$91.1
APAC	135.5	116.3	101.9
EMEA	(11.9)	(3.1)	(2.3)
Corporate and other costs	(97.9)	(87.5)	(86.5)
	$100.6	$96.6	$104.2
Americas. Net sales for fiscal 2014 in the AMER segment increased $175.4 million, or 16.5 percent, as compared to fiscal 2013, primarily due to increased net sales of $154.8 million to a key networking/communications customer resulting from a new product ramp. Increased end-market demand and new product ramps on several of our larger customers across all four sectors drove further increased sales for fiscal 2014. Partially offsetting these increases was a $115.8 million decrease in net sales from the disengagement of Juniper. Operating income for fiscal 2014 increased $4.0 million from fiscal 2013 due primarily to the increase in net sales. Excluding the impact of restructuring and impairment charges, operating income for fiscal 2014 increased $15.3 million from fiscal 2013.
Net sales for fiscal 2013 in the AMER segment decreased $193.1 million, or 15.4 percent, from fiscal 2012, due primarily to $113.6 million of decreased sales resulting from lower end-market demand from a significant industrial/commercial sector customer as well as a $71.1 million decrease in net sales due to a drop in demand from Juniper related to its disengagement and lower end-market demand for the products we formerly produced for Juniper. Operating income for fiscal 2013 decreased $20.2 million from fiscal 2012 due primarily to the decrease in net sales.
Asia-Pacific. Net sales for fiscal 2014 in the APAC segment decreased $13.8 million, or 1.2 percent, as compared to fiscal 2013, primarily due to a $166.8 million decrease in net sales resulting from the disengagement of Juniper. Partially offsetting this decrease was an increase in net sales of $82.9 million to one of our larger networking/communications customers as a result of new product ramps and an increase in net sales of $61.8 million to two of our larger healthcare/life sciences customers. Operating income increased $19.2 million in fiscal 2014 as compared to fiscal 2013, primarily as a result of favorable changes in customer mix and supply chain productivity.
Net sales for fiscal 2013 in the APAC segment increased $35.9 million, or 3.2 percent, from fiscal 2012. The increase in net sales was primarily experienced in the healthcare/life sciences sector as a result of new program wins which more than offset the $14.2 million decrease in sales to Juniper as a result of its disengagement. Operating income increased $14.4 million in fiscal 2013 as compared to fiscal 2012, primarily as a result of the increase in net sales and favorable changes in customer mix combined with higher costs incurred in fiscal 2012 related to facility expansion and the Kontron arrangement.
Europe, Middle East and Africa. Net sales for fiscal 2014 in the EMEA segment decreased $6.6 million, or 5.4 percent, as compared to fiscal 2013, due primarily to the disengagement of two customers. Operating loss increased $8.8 million in the current year as compared to the prior year due to increased fixed manufacturing expenses in both Oradea, Romania and the U.K., resulting from increased depreciation and personnel expenses associated with facility investments.
Net sales for fiscal 2013 in the EMEA segment increased $27.1 million, or 28.4 percent, from fiscal 2012. The increase in net sales was driven primarily by approximately $22.0 million from the ramp of new customers in each of our market sectors, partially offset by decreased net sales of $8.5 million due to the disengagement of an industrial/commercial customer. Operating loss increased in fiscal 2013 as compared to fiscal 2012 due to an increase in fixed costs associated with the new facility in Oradea, Romania and the ramping of new customers in the U.K. An increase in labor and parts costs in the fourth quarter of fiscal 2013 also contributed to the increased operating loss.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $346.6 million as of September 27, 2014 as compared to $341.9 million as of September 28, 2013. Cash generated from operations and stock option exercises in fiscal 2014 was substantially offset by cash used for capital expenditures primarily related to facility investments, purchases of common stock as part of our stock repurchase program, and capital lease payments.
As of September 27, 2014, 90.9 percent of our cash and cash equivalents balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash provided by operating activities, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The following table provides a summary of cash flows for fiscal 2014, 2013 and 2012, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	2014	2013	2012
Cash provided by operating activities	$88.4	$207.6	$157.5
Cash used in investing activities	$(62.6)	$(107.2)	$(92.2)
Cash used in financing activities	$(21.0)	$(57.4)	$(10.8)
Operating Activities. Cash flows provided by operating activities were $88.4 million for fiscal 2014, as compared to cash flows provided by operating activities of $207.6 million for fiscal 2013. The decrease was primarily attributable to the increase in net sales, which resulted in higher inventory and accounts receivable balances at the end of fiscal 2014. Additionally, increases in forecasted net sales for the first quarter of fiscal 2015 relative to the first quarter of fiscal 2014 also resulted in higher inventory and accounts payable balances at the end of fiscal 2014.
Cash flows provided by operating activities were $207.6 million for fiscal 2013, as compared to cash flows provided by operating activities of $157.5 million for fiscal 2012. Cash flows provided by operating activities increased due to overall improved working capital management.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	September 27, 2014	September 28, 2013	September 29, 2012
Days in accounts receivable	44	49	49
Days in inventory	80	72	78
Days in accounts payable	60	56	58
Days in cash deposits	8	12	6
Annualized cash cycle	56	53	63
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

Days in accounts receivable for the three months ended September 27, 2014 decreased five days compared to the three months ended September 28, 2013. The decrease is primarily attributable to new product ramps related to a key customer with shorter payment terms than our other customers.
Days in inventory for the three months ended September 27, 2014 increased eight days compared to the three months ended September 28, 2013. The increase is primarily attributable to the timing of inventory build-up to support forecasted net sales.
Days in accounts payable for the three months ended September 27, 2014 increased four days compared to the three months ended September 28, 2013. The improvement was primarily attributable to increased purchases from suppliers with more favorable terms to support increases in net sales.
Days in cash deposits for the three months ended September 27, 2014 decreased four days compared to the three months ended September 28, 2013. The decrease was primarily attributable to the return of approximately $11.0 million of excess deposit funds to Juniper in the first quarter of fiscal 2014.
As of September 27, 2014 cash cycle days increased three days compared to September 28, 2013 due to the factors discussed above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, was $23.1 million for fiscal 2014, as compared to $99.5 million for fiscal 2013. The decrease of $76.4 million from fiscal 2013 was primarily attributable to the decrease in cash provided by operating activities, partially offset by a reduction in capital expenditures, which is discussed below.
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
The following table provides a reconciliation of FCF to our financial statements that were prepared using GAAP (in millions):

	2014	2013	2012
Cash provided by operating activities	$88.4	$207.6	$157.5
Capital expenditures	(65.3)	(108.1)	(63.7)
Free cash flow	$23.1	$99.5	$93.8
Investing Activities. Cash flows used in investing activities were $62.6 million for fiscal 2014 as compared to cash flows used in investing activities of $107.2 million for fiscal 2013. The reduction was due to decreases in capital expenditures, which were $65.3 million in fiscal 2014 compared to $108.1 million in fiscal 2013. This decrease was primarily attributable to a facility investment at one location (Guadalajara, Mexico) during fiscal 2014, relative to facility investments at three locations during fiscal 2013 (Xiamen, China; Oradea, Romania; and Neenah, Wisconsin).
Cash flows used in investing activities for fiscal 2013 increased to $107.2 million from $92.2 million in fiscal 2012. Cash flows used in investing activities increased primarily due to the additional investments in footprint expansions, partially offset by payments for business acquisitions in the prior period, including the Kontron arrangement.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2014. We currently estimate capital expenditures for fiscal 2015 will be approximately $50.0 million.
Financing Activities. Cash flows used in financing activities were $21.0 million for fiscal 2014, as compared to cash flows used in financing activities of $57.4 million for fiscal 2013. The decrease was primarily attributable to lower common stock repurchase activity in fiscal 2014 relative to fiscal 2013, as well as term loan repayments in fiscal 2013. The decrease was further enhanced by the effect of higher stock option exercise activity in fiscal 2014 relative to fiscal 2013 due to more favorable market conditions during fiscal 2014.
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
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. The Company expects to complete this program on a relatively consistent basis during fiscal 2015.
On August 19, 2013, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During fiscal 2014, the Company repurchased 733,447 shares under this program for $30.0 million, at an average price of $40.90 per share. These shares were recorded as treasury stock.
On October 23, 2012, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock. During fiscal 2013, the Company repurchased 1,821,698 shares under this program for $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.
On May 15, 2014, the Company entered into an amendment (the "Amendment") to its credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. Quarterly principal repayments on the former term loan of $3.8 million per quarter ended on March 28, 2013. As of September 27, 2014, the Company had $75.0 million of revolving borrowings outstanding under the Credit Facility. During fiscal 2014, the Company borrowed and repaid $281.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 27, 2014, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.000% or base rate plus 0.000% upon reduction in the current total leverage ratio. As of September 27, 2014, the Company had a borrowing rate of LIBOR plus 1.125%. As of September 27, 2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. There is no floating rate debt outstanding under the Credit Facility as of September 27, 2014. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 27, 2014.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the "Notes"); $175.0 million principal of the Notes was outstanding as of both September 27, 2014 and September 28, 2013.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 27, 2014 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter

Long-Term Debt Obligations (1,2)	$289.2	$10.3	$20.4	$258.5	$—
Capital Lease Obligations	8.4	4.4	4.0	—	—
Operating Lease Obligations	18.8	7.6	7.3	2.4	1.5
Purchase Obligations (3)	515.5	512.4	2.9	—	0.2
Other Long-Term Liabilities on the Balance Sheet (4)	8.5	0.9	0.6	0.3	6.7
Other Long-Term Liabilities not on the Balance Sheet (5)	3.0	1.0	2.0	—	—
Other financing obligations (6)	$15.7	$1.4	$2.9	$3.1	$8.3
Total Contractual Cash Obligations	$859.1	$538.0	$40.1	$264.3	$16.7

1)
Includes amounts outstanding under the Credit Facility. As of September 27, 2014, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

2)	Includes $175.0 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 5 in Notes to Consolidated Financial Statements for further information.

3)	As of September 27, 2014, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of September 27, 2014, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.4 million, as of September 27, 2014, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of September 27, 2014, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)
Includes future minimum payments under the base lease agreement in Guadalajara, Mexico. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034. See Note 4 in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2014, there were no material changes to these policies. Our more critical accounting estimates are described below:
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
Income Taxes - The Company accounts for income taxes in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
Stock-Based Compensation – The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of comprehensive income over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of comprehensive income beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. We use the Black-Scholes valuation model to value stock options and the Monte Carlo valuation model to value performance stock units. See Note 10, "Benefit Plans" in Notes to Consolidated Financial Statements for further information.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net Sales	7%	7%	5%
Total Costs	13%	11%	14%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 27, 2014, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our Credit Facility. For more information, refer to Note 6, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of September 27, 2014, our only material interest rate risk is associated with our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 27, 2014

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Milwaukee, WI
November 17, 2014

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012
(in thousands, except per share data)

	2014	2013	2012
Net sales	$2,378,249	$2,228,031	$2,306,732
Cost of sales	2,152,680	2,014,846	2,086,819
Gross profit	225,569	213,185	219,913
Selling and administrative expenses	113,682	116,562	115,754
Restructuring and impairment charges	11,280	—	—
Operating income	100,607	96,623	104,159
Other income (expense):
Interest expense	(12,295)	(12,638)	(16,064)
Interest income	2,934	1,640	1,761
Miscellaneous	2,079	(642)	1,375
Income before income taxes	93,325	84,983	91,231
Income tax expense	6,112	2,724	29,142
Net income	$87,213	$82,259	$62,089
Earnings per share:
Basic	$2.58	$2.40	$1.78
Diluted	$2.52	$2.36	$1.75
Weighted average shares outstanding:
Basic	33,785	34,330	34,874
Diluted	34,655	34,892	35,529
Comprehensive income:
Net income	$87,213	$82,259	$62,089
Other comprehensive income:
Derivative instrument fair value adjustment - net of
income tax	1,565	(2,701)	6,821
Foreign currency translation adjustments	(3,220)	6,754	1,234
Other comprehensive (loss) income	(1,655)	4,053	8,055
Total comprehensive income	$85,558	$86,312	$70,144
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 27, 2014 and September 28, 2013
(in thousands, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$346,591	$341,865
Accounts receivable, net of allowances of $1,188 and $1,008, respectively	324,072	305,350
Inventories	525,970	404,020
Deferred income tax	6,449	3,917
Prepaid expenses and other	27,757	23,870

Total current assets	1,230,839	1,079,022

Property, plant and equipment, net	334,926	325,061
Deferred income tax	3,675	2,510
Other	39,586	41,091

Total assets	$1,609,026	$1,447,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,368	$3,574
Accounts payable	396,363	313,404
Customer deposits	56,155	69,295
Deferred income tax	647	—
Accrued liabilities:
Salaries and wages	52,043	42,553
Other	37,739	42,550

Total current liabilities	547,315	471,376

Long-term debt and capital lease obligations, net of current portion	262,046	257,773
Deferred income tax	5,191	2,128
Other liabilities	13,341	17,106

Total non-current liabilities	280,578	277,007

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 49,962 and 49,176 shares issued, respectively, and 33,653 and 33,600 shares outstanding, respectively	500	492
Additional paid-in capital	475,634	449,368
Common stock held in treasury, at cost, 16,309 and 15,576 shares, respectively	(479,968)	(449,968)
Retained earnings	766,385	679,172
Accumulated other comprehensive income	18,582	20,237
Total shareholders’ equity	781,133	699,301

Total liabilities and shareholders’ equity	$1,609,026	$1,447,684

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012
(in thousands)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income	Total
Balances, October 1, 2011	34,544	$483	$415,556	$(400,110)	$534,824	$8,129	$558,882
Net income	—	—	—	—	62,089	—	62,089
Other comprehensive income	—	—	—	—	—	8,055	8,055
Treasury shares purchased	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	12,535	—	—	—	12,535
Exercise of stock options, including tax benefits	553	6	7,455	—	—	—	7,461
Balances, September 29, 2012	35,097	489	435,546	(400,110)	596,913	16,184	649,022
Net income	—	—	—	—	82,259	—	82,259
Other comprehensive income	—	—	—	—	—	4,053	4,053
Treasury shares purchased	(1,822)	—	—	(49,858)	—	—	(49,858)
Stock-based compensation expense	—	—	11,782	—	—	—	11,782
Exercise of stock options, including tax benefits	325	3	2,040	—	—	—	2,043
Balances, September 28, 2013	33,600	492	449,368	(449,968)	679,172	20,237	699,301
Net income	—	—	—	—	87,213	—	87,213
Other comprehensive loss	—	—	—	—	—	(1,655)	(1,655)
Treasury shares purchased	(733)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	12,970	—	—	—	12,970
Exercise of stock options, including tax benefits	786	8	13,296	—	—	—	13,304
Balances, September 27, 2014	33,653	$500	$475,634	$(479,968)	$766,385	$18,582	$781,133

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$87,213	$82,259	$62,089
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	47,261	47,410	47,918
Amortization of intangibles	603	2,066	1,296
Loss (gain) on sale of property, plant and equipment	183	104	(1,353)
Asset impairment charges	3,160	—	—
Deferred income tax net (benefit) expense	(1,653)	(1,773)	23,758
Stock-based compensation expense	12,970	11,782	12,535
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(19,426)	19,657	(38,577)
Inventories	(122,611)	55,193	24,105
Other current and noncurrent assets	(1,408)	(8,888)	(9,784)
Accounts payable	90,320	(28,490)	34,314
Customer deposits	(13,130)	32,712	5,485
Other current and noncurrent liabilities	4,950	(4,385)	(4,283)
Cash flows provided by operating activities	88,432	207,647	157,503
Cash flows from investing activities
Payments for property, plant and equipment	(65,284)	(108,122)	(63,697)
Proceeds from sales of property, plant and equipment	2,717	873	3,670
Sale of long-term investments	—	—	2,000
Payments for business acquisition, net of cash acquired	—	—	(34,155)
Cash flows used in investing activities	(62,567)	(107,249)	(92,182)
Cash flows from financing activities
Proceeds from debt issuance, net of deferred finance costs	281,000	30,000	89,082
Payments on debt and capital lease obligations	(285,263)	(41,018)	(107,354)
Repurchases of common stock	(30,000)	(49,858)	—
Proceeds from exercise of stock options	14,869	3,778	6,820
Minimum tax withholding related to vesting of restricted stock	(1,565)	(350)	(1,373)
Income tax benefit of stock option exercises	—	—	2,014
Cash flows used in financing activities	(20,959)	(57,448)	(10,811)
Effect of exchange rate changes on cash and cash equivalents	(180)	1,296	1,002
Net increase in cash and cash equivalents	4,726	44,246	55,512
Cash and cash equivalents:
Beginning of period	341,865	297,619	242,107
End of period	$346,591	$341,865	$297,619
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together “Plexus” or the “Company,”) participate in the Electronic Manufacturing Services (“EMS”) industry. Plexus delivers optimized solutions to our customers through the Company's unique Product Realization Value Stream.  Our customer-focused solutions model seamlessly integrates innovative product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions. Plexus delivers comprehensive end-to-end solutions for customers in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions.
Plexus provides award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. The Company's customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and aftermarket services. To service the complexities that the Company's customers' products demand, Plexus utilizes its Product Realization Value Stream, addressing its customers' products from concept to end of life.
Consolidation Principles and Basis of Presentation:  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Plexus Corp. and its subsidiaries. All intercompany transactions have been eliminated.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The accounting years for fiscal 2014, 2013 and 2012 each included 364 days.
The Company’s reportable segments consist of the AMER, APAC and EMEA segments. Refer to Note 12, "Reportable Segments, Geographic Information and Major Customers," for further details on reportable segments.
Cash and Cash Equivalents:  Cash equivalents are highly liquid investments purchased with an original maturity of less than three months and are classified as Level 1 in the fair level hierarchy described below. As of September 27, 2014 and September 28, 2013, cash and cash equivalents were the following (in thousands):

	2014	2013
Cash	$150,512	$157,988
Money market funds and other	196,079	183,877
	$346,591	$341,865
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
Impairment of Long-Lived Assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets or asset groups may not be recoverable through estimated future undiscounted cash flows. If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. The impairment analysis is based on management’s assumptions, including future revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment and intangible assets with finite lives include reduced expectations for future performance or industry demand and possible further restructurings, among others.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0 percent of consolidated net sales for each of fiscal 2014, 2013 and 2012.
Sales are recorded net of estimated returns of manufactured products based on management’s analysis of historical returns, current economic trends and changes in customer demand. Net sales also include amounts billed to customers for shipping and handling. The corresponding shipping and handling costs are included in cost of sales.
Income Taxes:  The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” ("ASC 740"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently provide for additional U.S. and foreign income taxes that would become payable upon the repatriation of undistributed earnings of certain foreign subsidiaries. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
Foreign Currency Translation:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at year-end. The Company translates net sales, expenses and cash flows at the average monthly exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive

Plexus Corp.
Notes to Consolidated Financial Statements

income”. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Consolidated Statements of Comprehensive Income as a component of miscellaneous income (expense). Exchange (losses) gains on foreign currency transactions were $(0.1) million, $(1.2) million, and $0.2 million for fiscal 2014, 2013 and 2012, respectively.
Derivatives:  All derivatives are recognized on the balance sheet at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a fair value hedge are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive income” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive income” within shareholders’ equity. The Company's interest rate swaps and certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $1.6 million, $(2.7) million and $6.8 million were recorded in “Accumulated other comprehensive income” for fiscal 2014, 2013 and 2012, respectively.
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
Accumulated other comprehensive income consists of the following as of September 27, 2014 and September 28, 2013 (in thousands):

	2014	2013
Foreign currency translation adjustments	$16,228	$19,448
Cumulative change in fair value of derivative instruments, net of tax	2,354	789
Accumulated other comprehensive income	$18,582	$20,237
Refer to Note 6, "Derivatives and Fair Value Measurements" for further explanation regarding the change in fair value of derivative instruments, net of tax adjustment that is recorded to “Accumulated other comprehensive income”.
Conditional Asset Retirement Obligations:  The Company recognizes a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and/or method of settlement. The liability is adjusted for any additions or deletions of related property, plant and equipment.
Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under a rabbi trust arrangement, accounts payable, debt, and derivatives. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred

Plexus Corp.
Notes to Consolidated Financial Statements

compensation assets held under rabbi trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $247.5 million and $246.8 million as of September 27, 2014 and September 28, 2013, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 6, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under a rabbi trust arrangement are discussed in Note 10, "Benefit Plans."
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
New Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date of financial statement issuance. Management’s assessment will be required for interim and annual periods. This guidance is effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of determining the date of adoption for this guidance. However, the Company does not expect adoption of this guidance to have a material impact on its disclosures.
In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
In July 2013, the FASB issued new guidance for unrecognized tax benefits that exist along with a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted, however, the Company has not early adopted this guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In March 2013, the FASB issued amended guidance for cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustment in partial sales of equity method investments and in step acquisitions.  The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted, however the Company has not early adopted this guidance. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
2.    Business Combination
In fiscal 2012, Plexus and Kontron AG (“Kontron”) entered into a strategic manufacturing arrangement, and completed the related asset purchase transaction described below. Under this arrangement, Kontron transitioned all manufacturing of its Kontron Design Manufacturing Services (M) Sdn. Bhd. subsidiary (“KDMS”) to Plexus facilities in Penang, Malaysia. Plexus acquired the inventory and equipment of KDMS for $34.2 million, reflecting certain post-closing adjustments, which was paid with cash on-hand, and hired substantially all of KDMS's employees. No real estate was included in this transaction. This transaction was accounted for as a business combination. The purchase price was allocated primarily to inventory and equipment. An identifiable intangible asset of $4.0 million related to a customer relationship was recorded within other non-current assets in the Company's accompanying Consolidated Balance Sheets as a result of the arrangement and was being amortized on a straight-line basis over a two year period. Assuming this transaction had been made at the beginning of fiscal 2012, the consolidated pro forma results would not have been materially different from reported results.

3.    Inventories
Inventories as of September 27, 2014 and September 28, 2013 consisted of (in thousands):

	2014	2013
Raw materials	$371,641	$288,559
Work-in-process	76,531	57,883
Finished goods	77,798	57,578
	$525,970	$404,020
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013 was $51.0 million and $51.6 million, respectively.

4.    Property, Plant and Equipment
Property, plant and equipment as of September 27, 2014 and September 28, 2013 consisted of (in thousands):

	2014	2013
Land, buildings and improvements	$283,569	$212,195
Machinery and equipment	331,981	312,941
Computer hardware and software	95,780	91,565
Construction in progress	9,694	67,518
Total property, plant and equipment, gross	721,024	684,219
Less: accumulated depreciation	386,098	359,158
Total property, plant and equipment, net	$334,926	$325,061
The major component of the construction in progress balance as of September 28, 2013 was related to the facility investment in Neenah, Wisconsin, which was completed in the first quarter of fiscal 2014.
Assets held under capital leases and included in property, plant and equipment as of September 27, 2014 and September 28, 2013 consisted of (in thousands):

	2014	2013
Buildings and improvements	$23,141	$23,147
Machinery and equipment	3,669	3,294
Total property, plant and equipment held under capital leases, gross	26,810	26,441
Less: accumulated amortization	19,405	16,513
Total property, plant and equipment held under capital leases, net	$7,405	$9,928
The building and improvements category in the above table includes a leased manufacturing facility in San Diego, California, which is no longer used by the Company and has been subleased. The San Diego facility is recorded at the net present value of the sublease income, net of cash outflows for broker commissions and building improvements associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. The net book value of the San Diego facility is approximately $4.3 million as of September 27, 2014.
Amortization of assets held under capital leases totaled $0.6 million, $0.6 million and $0.8 million for fiscal 2014, 2013 and 2012, respectively. Capital lease additions totaled $1.4 million, $1.4 million, and $0.1 million for fiscal 2014, 2013 and 2012, respectively.
 As of September 27, 2014, September 28, 2013 and September 29, 2012, accounts payable included approximately $7.0 million, $10.9 million and $11.5 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.
The Company’s lease agreement for the building shell and land of its facility in Guadalajara, Mexico, which opened on August 21, 2014, includes a ten year base lease term (that commenced upon the completion of construction in the fourth quarter of fiscal 2014), with two five-year renewal options. This lease did not qualify as a sale-leaseback transaction, and therefore was accounted for as a non-cash financing transaction. Since the Company believes that it will exercise both renewal options, the lease is being accounted for using a 20 year lease term.
In the third quarter of fiscal 2014, the Company capitalized the building shell as a non-cash financing obligation of approximately $8.0 million; the financing obligation will be increased by interest expense and land rent expense, and reduced by contractual payments. During the fourth quarter of fiscal 2014, the Company capitalized related leasehold improvements of approximately $16.2 million. The Company includes both these amounts in "Property, plant and equipment" in the

Plexus Corp.
Notes to Consolidated Financial Statements

Consolidated Balance Sheets and depreciates the underlying assets accordingly. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation.
If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $3.2 million in fiscal 2024 or $0.3 million in fiscal 2029, respectively.
The future minimum payments under the ten year base lease agreement, as well as the two five year renewal options, are as follows (in thousands):

2015	1,406
2016	1,440
2017	1,476
2018	1,513
2019	1,550
2020 through 2024	8,353

$15,738

2025 through 2029	9,451
2030 through 2034	10,870

5.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 27, 2014 and September 28, 2013, consisted of (in thousands):

	2014	2013
Debt:
Borrowings under credit facility, expiring on May 15, 2019, interest rate of LIBOR plus 1.125%. See also Note 6, "Derivatives and Fair Value Measurements."	$75,000	$75,000
Borrowings under senior notes, expiring on June 15, 2018, interest rate of 5.20%. See also Note 6, "Derivatives and Fair Value Measurements."	175,000	175,000
Other Financing:
Non-cash financing activity related to facility lease in Guadalajara, Mexico. See also Note 4, "Property, Plant and Equipment."	8,000	—
Capital lease:
Capital lease obligations for equipment and facilities located in San Diego, California, Neenah, Wisconsin, Oradea, Romania, and Xiamen, China, expiring on various dates through 2017; weighted average interest rate of 8.8% for fiscal 2014 and 9.3% for fiscal 2013, respectively.	8,414	11,347
Less: current portion	(4,368)	(3,574)
Long-term debt and capital lease obligations, net of current portion	$262,046	$257,773
The aggregate scheduled maturities of the Company’s debt obligations as of September 27, 2014, are as follows (in thousands):

2015	$—
2016	—
2017	—
2018	175,000
2019	75,000
Thereafter	—

Total	$250,000

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s obligations under capital leases as of September 27, 2014, are as follows (in thousands):

2015	$4,934
2016	3,457
2017	799
2018	—
2019	—
Thereafter	—

9,190
Less: interest portion of capital leases	(776)

Total	$8,414
On May 15, 2014, the Company entered into an amendment (the "Amendment") to its credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. Quarterly principal repayments on the former term loan of $3.8 million per quarter ended on March 28, 2013. As of September 27, 2014, the Company had $75.0 million of revolving borrowings outstanding under the Credit Facility. During fiscal 2014, the Company borrowed and repaid $281.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 27, 2014, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.000% or base rate plus 0.000% upon reduction in the current total leverage ratio. As of September 27, 2014, the Company had a borrowing rate of LIBOR plus 1.125%. As of September 27, 2014, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 6, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of September 27, 2014. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 27, 2014.
In the third quarter of fiscal 2014, the Company incurred approximately $0.2 million in new debt issuance costs in connection with the Amendment. These costs, along with the remaining unamortized portion of the $0.9 million in new debt issuance costs the Company incurred in May 2012, are being amortized over the five-year term of the Credit Facility.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175.0 million principal of the Notes was outstanding as of both September 27, 2014 and September 28, 2013. At September 27, 2014, the Company was in compliance with all financial covenants relating to the Notes, which are consistent with those in the Credit Agreement discussed above.
Cash paid for interest in fiscal 2014, 2013 and 2012 was $12.7 million, $12.9 million and $16.4 million, respectively.
In the third quarter of fiscal 2014, the Company capitalized certain leased property, plant and equipment related to footprint expansion in Guadalajara, Mexico, for which the Company had direct involvement in construction and will have ongoing involvement subsequent to the completion of construction. This resulted in a non-cash financing transaction of approximately $8.0 million and is reflected in long-term debt and capital lease obligations on the accompanying Consolidated Balance Sheets as of September 27, 2014. Refer to Note 4, "Property, Plant and Equipment" for additional disclosures related to the Guadalajara facility.

Plexus Corp.
Notes to Consolidated Financial Statements

6.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations and interest rates. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to fair value hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. Changes in the fair value of the derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $64.6 million as of September 27, 2014 and a notional value of $71.0 million as of September 28, 2013. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.8 million asset as of September 27, 2014 and a $1.0 million liability as of September 28, 2013.
The Company had additional forward currency exchange contracts outstanding with a notional value of $37.9 million as of September 27, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was a $1.5 million asset as of September 27, 2014. No contracts were outstanding as of September 28, 2013.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. The new interest rate swap contract is related to the borrowings outstanding under the Company's Credit Facility, as amended. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, as amended, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive income" on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.2 million asset as of September 27, 2014 and a $0.1 million asset as of September 28, 2013. The notional amount of the Company's interest rate swap was $75.0 million as of both September 27, 2014 and September 28, 2013.
The Company entered into three interest rate swap contracts related to the term loans under its prior credit facility that had an initial total notional value of $150.0 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in fiscal 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to convert $150.0 million of the variable rate term loan under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive income” on the accompanying Consolidated Balance Sheets until earnings were affected by the variability of cash flows.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Plexus Corp.
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$182	$34	Current liabilities – Other	$—	$—
Forward contracts	Prepaid expenses and other	$812	$—	Current liabilities – Other	$—	$999

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$1,512	$—	Current liabilities – Other	$—	$—

The Effect of Derivative Instruments on the Statements of Comprehensive Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)			Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	September 27, 2014	September 28, 2013	September 29, 2012		September 27, 2014	September 28, 2013	September 29, 2012
Interest rate swaps	$(393)	$961	$(40)	Interest income (expense)	$(542)	$(788)	$(3,564)
Forward contracts	$1,198	$(1,389)	$3,021	Selling and administrative expenses	$(609)	$709	$(597)
Treasury Rate Locks	$—	$—	$—	Interest income (expense)	$321	$321	$320
Income tax expense	$—	$—	$—	Income tax expense	$70	$2,031	$—
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2014, 2013, and 2012.
The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of September 27, 2014, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

Plexus Corp.
Notes to Consolidated Financial Statements

	Fair Value Measurements Using Input Levels Asset/ (Liability) (in thousands):
Fiscal year ended September 27, 2014	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$182	$—	$182
Forward currency forward contracts	$—	$2,324	$—	$2,324

Fiscal year ended September 28, 2013
Derivatives
Interest rate swaps	$—	$34	$—	$34
Forward currency forward contracts	$—	$(999)	$—	$(999)
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

7.    Income Taxes
The domestic and foreign components of income (loss) before income taxes for fiscal 2014, 2013 and 2012 consisted of (in thousands):

	2014	2013	2012
U.S.	$(12,473)	$(8,406)	$8,371
Foreign	105,798	93,389	82,860
	$93,325	$84,983	$91,231
Income tax expense (benefit) for fiscal 2014, 2013 and 2012 consisted of (in thousands):

	2014	2013	2012
Current:
Federal	$(2,050)	$408	$—
State	(332)	—	131
Foreign	10,147	4,089	5,253
	7,765	4,497	5,384
Deferred:
Federal	(1,506)	(3,702)	18,950
State	—	(42)	4,784
Foreign	(147)	1,971	24
	(1,653)	(1,773)	23,758
	$6,112	$2,724	$29,142

Plexus Corp.
Notes to Consolidated Financial Statements

Included in current tax expense is a net $2.4 million non-cash benefit.
The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2014, 2013 and 2012 (certain prior period amounts have been reclassified to conform to current year presentation):

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	1.8	(0.1)	(2.0)
State income taxes, net of federal income tax	—	—	0.2
Foreign tax rate differences	(33.2)	(34.4)	(27.5)
Valuation reserve for deferred tax assets	8.4	5.8	26.5
Other, net	(5.5)	(3.1)	(0.3)
Effective income tax rate	6.5%	3.2%	31.9%
The Company recorded income tax expense of $6.1 million, $2.7 million and $29.1 million for fiscal 2014, 2013 and 2012, respectively.
The effective tax rate for fiscal 2014 is higher than that of fiscal 2013 primarily as a result of the geographic distribution of worldwide earnings. The effective tax rate for fiscal 2013 was significantly lower than that of fiscal 2012 primarily as a result of the Company recording an additional valuation allowance against the U.S. deferred tax assets during fiscal 2012 as well as discrete tax benefits recorded in fiscal 2013.
In fiscal 2014, the Company recorded a $7.9 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA regions. At the close of fiscal 2014, using the measurement criteria found in ASC 740, the Company believes that the positive evidence does not outweigh the negative and the valuation allowance should remain in place. During fiscal 2014, the Company also recorded tax benefits of $3.8 million primarily related to the settlement of U.S. tax examinations during the year. This benefit is included in the "Other, net" line in the rate reconciliation table above and represents 4.1% of the current "Other" balance.
In fiscal 2013, the Company recorded a $7.0 million addition to its valuation allowance, of which $5.2 million related to continuing losses in certain jurisdictions within the AMER and EMEA regions. During fiscal 2013, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against our U.K. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $1.8 million valuation allowance against the U.K. deferred tax assets. The Company also identified and recorded several out-of-period tax errors that reduced tax expense by $3.2 million. The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.
In fiscal 2012, the Company recorded a valuation allowance of $24.1 million, of which $1.3 million related to continuing losses in certain jurisdictions within the EMEA region. During the preparation of the fiscal 2012 consolidated financial statements, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against its U.S. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $22.8 million valuation allowance against the U.S. deferred tax assets.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax asset as of September 27, 2014 and September 28, 2013, consisted of (in thousands):

	2014	2013
Deferred income tax assets:
Loss/credit carryforwards	$17,356	$12,985
Goodwill	541	1,268
Inventories	5,468	4,997
Accrued benefits	23,754	19,428
Allowance for bad debts	343	339
Other	3,165	3,304
Total gross deferred income tax assets	50,627	42,321
Less valuation allowance	(41,935)	(34,075)
Deferred income tax assets	8,692	8,246
Deferred income tax liabilities:
Property, plant and equipment	4,322	3,934
Other	84	13
Deferred income tax liabilities	4,406	3,947
Net deferred income tax asset	$4,286	$4,299
During fiscal 2014, the Company’s valuation allowance increased by $7.9 million. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the AMER region of $3.9 million, in the EMEA region of $4.2 million, and a release of the valuation allowance in the APAC region of $0.2 million.
As of September 27, 2014, the Company had approximately $89.5 million of state net operating loss carryforward that expire between fiscal 2015 and 2035, which also has a full valuation allowance against them.
As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company has unrecognized net operating loss carryforward of $4.5 million related to tax deductions in excess of compensation expense for stock options. This deduction will remain unrecognized until such time as the related deductions actually reduce income taxes payable.
Cash paid for income taxes in fiscal 2014, 2013 and 2012 was $9.0 million, $5.3 million and $9.0 million, respectively.
During the fiscal year ended September 27, 2014, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC region. This tax holiday will expire in fiscal 2024 and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region, which under the terms of the Company's agreement with the local taxing authority expired on December 31, 2013. In fiscal 2014, 2013 and 2012, these tax holidays resulted in tax reductions of approximately $24.1 million ($0.71 per basic share), $22.7 million ($0.66 per basic share) and $17.5 million ($0.50 per basic share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $687.6 million as of September 27, 2014. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company has approximately $2.4 million of uncertain tax benefits as of September 27, 2014. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) to the extent that payment is not anticipated within one year. Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands; certain prior period amounts have been reclassified to conform to current year presentation):

Balance at September 29, 2012	$7,603
Gross increases for tax positions of prior years	189
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	—
Lapse of applicable statute of limitations	356
Settlements	—
Balance at September 28, 2013	$7,436
Gross increases for tax positions of prior years	324
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	1,582
Lapse of applicable statute of limitations	3,810
Settlements	—
Balance at September 27, 2014	$2,368
Approximately $1.1 million and $5.3 million of the balance as of September 27, 2014 and September 28, 2013, respectively, would reduce the Company’s effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million, $1.1 million, and $0.9 million as of September 27, 2014, September 28, 2013 and September 29, 2012, respectively. The Company recognized $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for the fiscal year ended September 27, 2014.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. Periodically, the Company's foreign operations are notified by local taxing authorities of an examination of current or prior period tax related filings. The Company is not aware of any material proposed adjustment that has not been reflected in the current financial statements.
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2009-2014
Germany	2009-2014
Mexico	2009-2014
Romania	2009-2014
United Kingdom	2010-2014
United States
Federal	2011-2014
State	2001-2014

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2014, 2013 and 2012 (in thousands, except per share amounts):

	2014	2013	2012
Earnings:
Net income	$87,213	$82,259	$62,089

Basic weighted average common shares outstanding	33,785	34,330	34,874
Dilutive effect of share-based awards outstanding	870	562	655
Diluted weighted average shares outstanding	34,655	34,892	35,529
Earnings per share:
Basic	$2.58	$2.40	$1.78
Diluted	$2.52	$2.36	$1.75
In fiscal 2014, 2013 and 2012, stock options and stock-settled stock appreciation rights ("SARs”) to purchase approximately 0.5 million, 1.9 million and 1.4 million shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ and SARs’ exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be antidilutive.
Outstanding shares have decreased in recent years as a result of the Company's stock repurchase programs. Refer to Note 14, "Shareholders' Equity" for further information on the Company's stock repurchase programs.
9.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021. Rent expense under all operating leases for fiscal 2014, 2013 and 2012 was approximately $15.1 million, $15.7 million and $14.2 million, respectively. Renewal and purchase options are available on certain leases.
Future minimum annual payments on operating leases are as follows (in thousands):

2015	$7,617
2016	5,030
2017	2,270
2018	1,404
2019	1,003
Thereafter	1,505

$18,829

10.    Benefit Plans
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0 percent of eligible earnings. The Company’s contributions for fiscal 2014, 2013 and 2012 totaled $7.2 million, $6.6 million and $6.9 million, respectively.
Stock-based Compensation Plans: The Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”), which was last approved by shareholders in February 2011, is a stock-based incentive plan for officers, key employees and directors; the 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, SARs, restricted stock, restricted stock units (“RSUs”), unrestricted stock awards (“SAs”) and performance stock awards (including awards that may be designated as performance stock units ("PSUs")), in addition to cash incentive awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5,500,000 shares; in addition, cash incentive awards of up to $4.0 million may be granted annually. The

Plexus Corp.
Notes to Consolidated Financial Statements

exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for awards under the 2008 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years, SARs vest in two annual installments and have a term of seven years, RSUs granted to executive officers, other officers and key employees fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued, and the vesting of PSUs is dependent on the relative performance of the Company's stock price as compared to the companies in the Russell 3000 Index in the three-year performance period. The Committee also grants RSUs to non-employee directors; these RSUs generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares will be issued (unless further deferred). Options issued to the members of the Board of Directors in fiscal 2013 and 2012 vested immediately on the date of grant. SAs issued to members of the Board in fiscal 2012 also vested immediately on the date of grant.
The 2008 Plan replaced the shareholder-approved 2005 Equity Incentive Plan (the “2005 Plan”). Outstanding awards under the 2005 Plan continue until exercise, expiration or forfeiture.
Individual stock option and SARs grants are determined annually, but granted on a quarterly basis. Grants of RSUs and PSUs are generally made only on an annual basis.
In fiscal 2014, the Company granted options to purchase 0.2 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.2 million shares of common stock and awards of PSUs for 0.1 million shares (at target).
In fiscal 2013, the Company granted options to purchase 0.4 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.3 million shares of common stock.
In fiscal 2012, the Company granted options to purchase 0.3 million shares of the Company’s common stock and 0.2 million stock-settled SARs. Additionally, the Committee made awards of RSUs for 0.3 million shares of common stock, and the Committee granted SAs for 6.0 thousand shares of common stock.
The Company recognized $13.0 million, $11.8 million and $12.5 million of compensation expense associated with equity awards in fiscal 2014, 2013 and 2012, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2014, 2013 or 2012.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 1, 2011	3,219	$27.69

Granted	518	30.24
Cancelled	(105)	34.44
Exercised	(561)	22.36
Outstanding as of September 29, 2012	3,071	$28.86

Granted	515	27.66
Cancelled	(141)	25.48
Exercised	(380)	22.00
Outstanding as of September 28, 2013	3,065	$29.27

Granted	318	41.39
Cancelled	(105)	32.44
Exercised	(1,008)	27.41
Outstanding as of September 27, 2014	2,270	$31.65	$16,359

Plexus Corp.
Notes to Consolidated Financial Statements

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value(in thousands)
Exercisable as of:
September 29, 2012	2,327	$28.32
September 28, 2013	2,375	$29.49
September 27, 2014	1,772	$30.45	$19,212
Included in the stock option and SAR activity table above are 0.1 million, 0.1 million and 0.2 million SARs, which were granted in fiscal 2014, 2013 and 2012, respectively.
The following table summarizes outstanding stock option and SAR information as of September 27, 2014 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options/SARs Exercisable	Weighted Average Exercise Price
$12.94 - $19.41	85,942	$15.53	3.2	85,942	$15.53
$19.42 - $29.12	874,133	$25.11	5.4	726,078	$24.97
$29.13 - $44.48	1,310,461	$37.06	5.4	959,526	$35.94
$12.94 - $44.48	2,270,536	$31.65	5.3	1,771,546	$30.45
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
The weighted average fair value per share of options and SARs granted for fiscal 2014, 2013 and 2012 were $15.78, $11.88 and $13.13, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2014	2013	2012
Expected life (years)	4.50 - 5.00	4.40 - 5.00	4.40 - 5.00
Risk-free interest rate	1.24 - 1.86%	0.57 - 2.71%	0.57 - 1.09%
Expected volatility	38 - 47%	45 - 51%	50 - 51%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2014, 2013 and 2012 were $2.8 million, $3.3 million and $4.3 million, respectively.
For fiscal 2014, 2013 and 2012, the total intrinsic value of options and SARs exercised was $13.5 million, $4.3 million and $7.6 million, respectively.
As of September 27, 2014, there was $4.2 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.23 years.
 A summary of the Company’s PSUs, RSUs, and SAs activity follows:

Plexus Corp.
Notes to Consolidated Financial Statements

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 1, 2011	424	$26.02

Granted	268	36.68
Canceled	(26)	33.12
Vested	(200)	25.98
Units outstanding as of September 29, 2012	466	$31.78

Granted	329	26.16
Canceled	(47)	31.26
Vested	(94)	26.59
Units outstanding as of September 28, 2013	654	$29.73

Granted	302	40.76
Canceled	(92)	31.89
Vested	(134)	41.06
Units outstanding as of September 27, 2014	730	$31.97	$27,582
The Company uses the fair value at the date of grant to value RSUs and SAs. The fair values of RSUs and SAs that vested for fiscal 2014, 2013 and 2012 were $0.7 million, $0.5 million and $1.4 million, respectively. No SAs were granted or vested in fiscal 2014 or 2013. There were 134,215 RSUs that vested during the fiscal year ended September 27, 2014. There were 93,831 RSUs that vested during the fiscal year ended September 28, 2013. There were 193,684 RSUs and 6,000 SAs that vested during the fiscal year ended September 29, 2012.
As of September 27, 2014, there was $10.3 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.89 years.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.1 million. The Company recognizes stock-based compensation expense over the PSUs’ vesting period. No PSUs vested during the fiscal year ended September 27, 2014, or were granted during the fiscal years ended September 28, 2013 or September 29, 2012.
As of September 27, 2014, there was $1.8 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average period of 2.32 years.
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
The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. In fiscal 2014, 2013 and 2012, the Company made contributions to the participants’ SERP accounts in the amount of $0.7 million, $0.4 million and $0.4 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

As of September 27, 2014 and September 28, 2013, the SERP assets held in the Trust totaled $10.9 million and $9.1 million, respectively, and the related liability to the participants totaled approximately $6.6 million and $5.6 million as of September 27, 2014 and September 28, 2013, respectively. As of September 27, 2014 and September 28, 2013, the SERP assets held in the Trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of business and significant accounting policies."
The Trust assets are subject to the claims of the Company’s creditors. The Trust assets and the related liabilities to the participants are included in non-current “Other assets” and non-current “Other liabilities”, respectively, in the accompanying Consolidated Balance Sheets.
Other: The Company currently does not, and is not obligated to, provide any postretirement medical or life insurance benefits to employees.
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
Information about the Company’s three reportable segments for fiscal 2014, 2013 and 2012 were as follows (in thousands):

Plexus Corp.
Notes to Consolidated Financial Statements

	2014	2013	2012
Net sales:
AMER	$1,238,225	$1,062,758	$1,255,851
APAC	1,132,503	1,146,299	1,110,365
EMEA	115,893	122,566	95,360
Elimination of inter-segment sales	(108,372)	(103,592)	(154,844)
	$2,378,249	$2,228,031	$2,306,732

Depreciation:
AMER	$16,452	$13,474	$14,486
APAC	20,587	23,560	23,428
EMEA	7,509	4,644	3,438
Corporate	2,713	5,732	6,566
	$47,261	$47,410	$47,918

Operating income (loss):
AMER	$74,891	$70,863	$91,087
APAC	135,539	116,350	101,903
EMEA	(11,923)	(3,096)	(2,325)
Corporate and other costs	(97,900)	(87,494)	(86,506)
	$100,607	$96,623	$104,159
Capital expenditures:
AMER	$53,135	$60,507	$11,532
APAC	4,096	12,345	39,321
EMEA	6,351	30,836	9,863
Corporate	1,702	4,434	2,981
	$65,284	$108,122	$63,697

	September 27, 2014	September 28, 2013
Total assets:
AMER	$521,259	$423,048
APAC	881,426	828,672
EMEA	135,841	111,977
Corporate	70,500	83,987
	$1,609,026	$1,447,684

Plexus Corp.
Notes to Consolidated Financial Statements

The following enterprise-wide information is provided in accordance with the required segment disclosures for fiscal 2014, 2013 and 2012. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

	2014	2013	2012

Net sales:
United States	$1,188,068	$1,004,153	$1,156,347
Malaysia	798,447	877,748	872,733
China	334,056	268,551	237,632
United Kingdom	72,443	81,657	60,313
Mexico	50,157	58,605	99,504
Romania	39,030	38,117	33,835
Germany	4,420	2,792	1,212
Elimination of inter-segment sales	(108,372)	(103,592)	(154,844)

	$2,378,249	$2,228,031	$2,306,732

	September 27, 2014	September 28, 2013
Long-lived assets:
United States	$116,900	$110,548
Malaysia	73,568	83,732
China	29,909	35,230
United Kingdom	14,211	14,645
Mexico	33,671	5,610
Romania	33,549	37,188
Germany	507	616
Other Foreign	5,280	5,463
Corporate	27,331	32,029

	$334,926	$325,061
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 27, 2014 and September 28, 2013 exclude other long-term assets and deferred income tax assets, which totaled $43.3 million and $43.6 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0 percent or more of consolidated net sales for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
ARRIS Group, Inc. ("Arris")	12.5%	*	*
General Electric Company ("GE")	11.2%	*	*
Juniper Networks, Inc. (“Juniper”)	*	12.8%	16.0%
* Net sales attributable to the customer were less than 10.0 percent of consolidated net sales for the period.
During fiscal 2014, net sales attributable to Arris were reported in the AMER and APAC segments and net sales attributable to GE were reported in the AMER, APAC, and EMEA segments. Net sales attributable to Juniper, which has fully disengaged from Plexus, were reported in the AMER and APAC segments.

Plexus Corp.
Notes to Consolidated Financial Statements

No customer represented 10.0 percent or more of total accounts receivable as of September 27, 2014 or September 28, 2013.
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
 Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2014 and 2013 (in thousands):

Limited warranty liability, as of September 29, 2012	$5,145
Accruals for warranties issued during the period	1,168
Settlements (in cash or in kind) during the period	(371)
Limited warranty liability, as of September 28, 2013	5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	$6,803

14.    Shareholders' Equity
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase $30.0 million of its common stock in fiscal 2015.
On August 19, 2013, the Board authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During fiscal 2014, the Company repurchased 733,447 shares under this program for $30.0 million, at an average price of $40.90 per share. These shares were recorded as treasury stock.
On October 23, 2012, the Board authorized a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock. During fiscal 2013, the Company repurchased 1,821,698 shares under this program for $49.9 million, at an average price of $27.37 per share. These shares were recorded as treasury stock.

Pursuant to the Company’s Rights Agreement, each preferred share purchase right (a “Right”) entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.01 par value per share (“Preferred Share”), at a price of $125.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of more than 20.0% of the Company’s outstanding common stock or commences, or announces an intention to make, a tender offer or exchange offer that would result in such person or group acquiring the beneficial ownership of more than 20.0% of the Company’s common stock. The Rights expire on August 28, 2018, subject to extension.
15.    Restructuring and Impairment Costs
Restructuring and impairment costs, incurred in the Company's AMER segment, largely relate to the consolidation of the Company's manufacturing facilities in the Fox Cities (Neenah and Appleton), Wisconsin, and the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. These charges are recorded within restructuring and impairment charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Consolidated Balance Sheets.
For the year ended September 27, 2014, the Company incurred restructuring and impairment costs of $11.3 million, which consisted of the following:

•	$3.2 million of fixed asset impairment at the Company's facility in Juarez;

•	$3.2 million of severance from the reduction of the Company's workforce in Juarez; and

•
$4.9 million of rent, moving and associated costs resulting from the early exit of operating leases for two existing facilities and the consolidation of three existing facilities in the Fox Cities into the new manufacturing facility in Neenah, as well as moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara.

As part of the relocation of manufacturing operations from Juarez to Guadalajara, the Company evaluated the ongoing fair value of the long-lived assets associated with the Juarez facility. Based on this evaluation, the Company determined that long-lived assets were impaired and therefore recorded $3.2 million of fixed asset impairment for the year ended September 27, 2014. Fair value was evaluated using Level 3 inputs, as defined in Note 1.
The Company cannot recognize an income tax benefit for restructuring and impairment costs due to existing tax losses in these jurisdictions.
The Company's restructuring accrual activity for the year ended September 27, 2014 is included in the table below (in thousands):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring and impairment costs	3,160	3,180	4,940	$11,280
Amounts utilized	(3,160)	(3,038)	(4,940)	$(11,138)
Accrual balance, September 27, 2014	$—	$142	$—	$142
Impairment costs were expensed for the year ended September 27, 2014. The restructuring accrual balance is expected to be utilized by the end of the first quarter of fiscal 2015.
For the years ended September 28, 2013 and September 29, 2012, restructuring costs were not material.

16.    Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2014 and 2013 consisted of (in thousands, except per share amounts):

Plexus Corp.
Notes to Consolidated Financial Statements

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$533,905	$557,616	$620,505	$666,223	$2,378,249
Gross profit	51,502	52,835	58,593	62,639	225,569
Net income	17,663	18,516	24,584	26,450	87,213

Earnings per share:
Basic	$0.52	$0.55	$0.73	$0.78	$2.58
Diluted	$0.51	$0.53	$0.71	$0.77	$2.52

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$530,532	$557,824	$571,945	$567,730	$2,228,031
Gross profit	51,162	52,021	55,473	54,529	213,185
Net income	16,616	17,975	23,204	24,464	82,259

Earnings per share (1):
Basic	$0.48	$0.52	$0.69	$0.73	$2.40
Diluted	$0.47	$0.52	$0.68	$0.71	$2.36
(1) The annual totals do not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 27, 2014, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (1992 framework). Based on its assessment and those criteria, management has reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 27, 2014, as stated in its report included herein on page 37.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”).
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees.
Executive Officers of the Registrant
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	56	Chairman, President and Chief Executive Officer
Todd P. Kelsey	49	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	48	Vice President and Chief Financial Officer
Angelo M. Ninivaggi	47	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	49	Regional President - Plexus EMEA and Senior Vice President - Global Manufacturing Solutions
Steven J. Frisch	48	Executive Vice President and Chief Customer Officer
Yong Jin Lim	54	Regional President - Plexus APAC
Oliver K. Mihm	42	Senior Vice President - Global Engineering Solutions and Market Sector Vice President - Industrial/Commercial
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
Patrick J. Jermain joined Plexus in 2010 and has served as Vice President and Chief Financial Officer since May 2014. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010. Prior to joining Plexus, Mr. Jermain served in various positions at Appvion, Inc., formerly Appleton Papers, Inc., since 2006.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since August 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006 and was named Senior Vice President in 2011. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to August 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Senior Vice President - Global Manufacturing Solutions since February 2014 and Regional President - Plexus EMEA since June 2013. Previously, Mr. Darroch served as Vice President of Operations - EMEA since 2012. Prior to joining Plexus, Mr. Darroch served in various positions at Jabil Circuit, Inc. since 1995.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President and Chief Customer Officer since May 2014. Previously, Mr. Frisch served as Executive Vice President - Global Customer Services since June 2013. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – Plexus APAC since 2007.
Oliver K. Mihm joined Plexus in 2000 and has served as Market Sector Vice President - Industrial/Commercial since April 2014 and Senior Vice President - Global Engineering Solutions since June 2013. Previously, Mr. Mihm served as Vice President - Global Engineering Solutions since 2011 and as Vice President of Plexus' Raleigh, North Carolina Design Center prior thereto.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement.
Equity Compensation Plan Information
The following table provides aggregate information regarding grants under all Plexus equity compensation plans through September 27, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1stcolumn)
Equity compensation plans approved by securityholders	2,999,674	$31.65	1,996,012
Equity compensation plans not approved by securityholders	—	n/a	—
Total	2,999,674	$31.65	1,996,012

(1)
Represents options, stock-settled stock appreciation rights (“SARs”), performance stock units ("PSUs") and restricted stock units ("RSUs") granted under the Plexus Corp. 2008 Long-Term Incentive Plan, or its predecessors and the 2005 Equity Incentive Plan, all of which were approved by shareholders. No further awards may be made under the predecessor plans.

(2)	The weighted average exercise prices exclude PSUs and RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule on page 36.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Fiscal Year 2014:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,008	$513	$—	$333	*	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,075	$7,860	$—	$—		$41,935

Fiscal Year 2013:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,011	$1,036	$—	$1,039	*	$1,008
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$27,087	$6,988	$—	$—		$34,075

Fiscal Year 2012:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$3,256	$259	$—	$2,504	*	$1,011
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$5,116	$21,971	$—	$—		$27,087
* Amount represents favorable resolution of amounts previously reserved for and amounts written off.

Plexus Corp.
Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 17, 2014	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, Patrick J. Jermain and Angelo M. Ninivaggi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Rainer Jueckstock
Dean A. Foate, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Rainer Jueckstock, Director

/s/ Patrick J. Jermain	/s/ Peter Kelly
Patrick J. Jermain, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Philip R. Martens
Ralf R. Böer, Director	Philip R. Martens, Director

/s/ Stephen P. Cortinovis	/s/ Michael V. Schrock
Stephen P. Cortinovis, Director	Michael V. Schrock, Director

/s/ David J. Drury	/s/ Mary A. Winston
David J. Drury, Director	Mary A. Winston, Director

*Each of the above signatures is affixed as of November 17, 2014.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended September 27, 2014

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

10.1(a)
Credit Agreement, dated as of May 15, 2012, among Plexus Corp. and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, U.S. Bank National Association, as administrative agent, PNC Bank, National Association, as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and U.S. Bank National Association and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (including the related subsidiary guaranty) (the “Credit Agreement”).

Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2012

10.1(b)
Omnibus Amendment, dated as of May 15, 2014, by and among Plexus Corp., the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, to the Credit Agreement (including the related subsidiary guaranty) (the Credit Agreement, as amended, is included on Exhibit A-2 to the Omnibus Amendment).

Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2014

10.2	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.3	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus' Report on Form 8-K dated May 15, 2008

10.4(a)	Form of Change of Control Agreement with each of the executive officers (other than Dean A. Foate)*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.4(b)	Amended Form of Change of Control Agreement with executive officers (reflects non-material changes finalized in August 2014)		X

10.5	(a) Summary of Directors’ Compensation (11/14)*		X

	(b) Summary of Directors’ Compensation (11/12)* [superseded]	Exhibit 10.8(a) to Plexus' Report on Form 10-K for the year ended September 29, 2012

10.6	(a) Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

	(b) Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.7	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.10 to Plexus' Report on Form 10-K for the fiscal year ended September 29, 2012

10.8(a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (Reflects non-material changes that were finalized in August 2014.)		X

10.8(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

	(vi) Form of Restricted Stock Unit Award Agreement for Directors	Exhibit 10.9(b)(vi) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

	(vii) Form of Performance Stock Unit Agreement	Exhibit 10.9(b)(vii) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

10.9	Form of Plexus Corp. Long-Term Cash Agreement*	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended December 29, 2007

10.10(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.10(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

	(iii) Form of Restricted Stock Unit Award with Time Vesting	Exhibit 10.4 to Plexus’ Report on Form 8-K dated April 1, 2005

	(iv) Form of Stock Appreciation Right Award	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 29, 2007

10.11	Amendment No. 1 to Standard Design-Build Agreement between Plexus Corp. and Miron Construction Co., Inc., dated July 3, 2012 (together with the underlying agreement).	Exhibit 10.1 to Plexus' Report on Form 8-K dated July 3, 2012

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Reconciliation of ROIC to GAAP Financial Statements	X

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management compensatory plans or agreements.