Form 10-Q
period 2015-01-03
PLEXUS CORP
filed 2015-02-11
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 3, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-14423

PLEXUS CORP.
(Exact name of registrant as specified in charter)

Wisconsin	39-1344447
(State of Incorporation)	(IRS Employer Identification No.)
One Plexus Way
Neenah, Wisconsin 54957
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 10, 2015, there were 33,657,357 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

January 3, 2015

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales	$664,690	$533,905
Cost of sales	603,276	482,403
Gross profit	61,414	51,502
Selling and administrative expenses	30,940	26,136
Restructuring costs	1,691	3,605
Operating income	28,783	21,761
Other income (expense):
Interest expense	(3,777)	(2,815)
Interest income	897	639
Miscellaneous	138	240
Income before income taxes	26,041	19,825
Income tax expense	2,962	2,162
Net income	$23,079	$17,663
Earnings per share:
Basic	$0.69	$0.52
Diluted	$0.67	$0.51
Weighted average shares outstanding:
Basic	33,602	33,730
Diluted	34,439	34,693
Comprehensive income:
Net income	$23,079	$17,663
Other comprehensive (loss) income:
Derivative instrument fair value adjustment —net of income tax	(4,644)	(523)
Foreign currency translation adjustments	(5,361)	2,421
Other comprehensive (loss) income	(10,005)	1,898
Total comprehensive income	$13,074	$19,561
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 3, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$239,685	$346,591
Accounts receivable, net of allowances of $964 and $1,188, respectively	378,851	324,072
Inventories	539,577	525,970
Deferred income tax	6,399	6,449
Prepaid expenses and other	28,814	27,757
Total current assets	1,193,326	1,230,839
Property, plant and equipment, net	327,577	334,926
Deferred income tax	3,548	3,675
Other	38,491	39,586
Total non-current assets	369,616	378,187
Total assets	$1,562,942	$1,609,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,793	$4,368
Accounts payable	347,139	396,363
Customer deposits	62,780	56,155
Deferred income tax	612	647
Accrued liabilities:
Salaries and wages	39,979	52,043
Other	35,186	37,739
Total current liabilities	490,489	547,315
Long-term debt and capital lease obligations, net of current portion	260,990	262,046
Deferred income tax	5,190	5,191
Other liabilities	13,975	13,341
Total non-current liabilities	280,155	280,578
Total liabilities	770,644	827,893

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,053 and 49,962 shares issued, respectively, and 33,548 and 33,653 shares outstanding, respectively	501	500
Additional paid-in capital	481,013	475,634
Common stock held in treasury, at cost, 16,505 and 16,309 shares, respectively	(487,257)	(479,968)
Retained earnings	789,464	766,385
Accumulated other comprehensive income	8,577	18,582
Total shareholders’ equity	792,298	781,133
Total liabilities and shareholders’ equity	$1,562,942	$1,609,026
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 3, 2015	December 28, 2013
Cash flows from operating activities
Net income	$23,079	$17,663
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	12,657	11,470
Amortization of intangibles	—	516
Gain on sale of property, plant and equipment	(86)	(72)
Deferred income tax net expense (benefit)	95	(7)
Stock-based compensation expense	3,741	2,558
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(56,669)	5,891
Inventories	(16,064)	(35,587)
Other current and noncurrent assets	(4,646)	(3,547)
Accounts payable	(47,174)	29,273
Customer deposits	7,007	(23,960)
Other current and noncurrent liabilities	(12,230)	(527)
Cash flows (used in) provided by operating activities	(90,290)	3,671
Cash flows from investing activities
Payments for property, plant and equipment	(9,595)	(21,795)
Proceeds from sales of property, plant and equipment	101	113
Cash flows used in investing activities	(9,494)	(21,682)
Cash flows from financing activities
Proceeds from debt issuance, net of deferred finance costs	152,000	45,000
Payments on debt and capital lease obligations	(153,052)	(46,016)
Repurchases of common stock	(7,289)	(6,934)
Proceeds from exercise of stock options	2,104	7,535
Minimum tax withholding related to vesting of restricted stock	(465)	—
Cash flows used in financing activities	(6,702)	(415)
Effect of exchange rate changes on cash and cash equivalents	(420)	717
Net decrease in cash and cash equivalents	(106,906)	(17,709)
Cash and cash equivalents:
Beginning of period	346,591	341,865
End of period	$239,685	$324,156
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 3, 2015 AND DECEMBER 28, 2013
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 3, 2015 and September 27, 2014, and the results of operations for the three months ended January 3, 2015 and December 28, 2013, and the cash flows for the same three month periods.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.
The Company’s reportable segments consist of the “Americas” (“AMER”) segment, “Asia-Pacific” (“APAC”) segment and “Europe, Middle East, and Africa” (“EMEA”) segment. Refer to Note 10, "Reportable Segments," for further details on reportable segments.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the time of purchase and are classified as Level 1 in the fair value hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $249.4 million and $247.5 million as of January 3, 2015 and September 27, 2014, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both the periods ended January 3, 2015 and September 27, 2014. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

2.    Inventories
Inventories as of January 3, 2015 and September 27, 2014 consisted of (in thousands):

	January 3, 2015	September 27, 2014
Raw materials	$382,913	$371,641
Work-in-process	78,604	76,531
Finished goods	78,060	77,798
	$539,577	$525,970
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of both January 3, 2015 and September 27, 2014 was $51.0 million.
3.    Property, Plant and Equipment
Property, plant and equipment as of January 3, 2015 and September 27, 2014 consisted of (in thousands):

	January 3, 2015	September 27, 2014
Land, buildings and improvements	$282,134	$283,569
Machinery and equipment	331,407	331,981
Computer hardware and software	97,840	95,780
Construction in progress	10,761	9,694
	722,142	721,024
Less: accumulated depreciation	394,565	386,098
	$327,577	$334,926

4.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at January 3, 2015 and September 27, 2014 are summarized below (in thousands):

	January 3, 2015	September 27, 2014
5.20% Senior Notes, due June 15, 2018	$175,000	$175,000
Borrowings under revolving credit facility, due May 15, 2019	75,000	75,000
Capital lease obligations	7,783	8,414
Other financing obligation	8,000	8,000
Total debt, capital lease obligations, and other financing	265,783	266,414
Less current portion of debt, capital lease obligations, and other financing	4,793	4,368
Total debt, capital lease obligations, and other financing, less current installments	$260,990	$262,046
On May 15, 2014, the Company entered into an amendment (the "Amendment") to its credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. In the first quarter of fiscal 2015, the Company borrowed and then repaid $152.0 million of revolving borrowings under the Credit Facility.

Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of January 3, 2015, the Company had a borrowing rate of LIBOR plus 1.13%. As of January 3, 2015, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." There is no floating rate debt outstanding under the Credit Facility as of January 3, 2015. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.2% as of January 3, 2015.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175.0 million principal of the Notes was outstanding as of both January 3, 2015 and September 27, 2014.
The Notes and borrowings under Credit Facility are carried at the principal amount outstanding, less any unamortized discount. Other financing obligations relate to a non-cash financing transaction for the Company's facility in Guadalajara, Mexico.
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
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $60.0 million as of January 3, 2015 and a notional value of $64.6 million as of September 27, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $3.6 million liability as of January 3, 2015 and a $0.8 million asset as of September 27, 2014.
The Company had additional forward currency exchange contracts outstanding with a notional value of $5.4 million as of January 3, 2015 and a notional value of $37.9 million as of September 27, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was a $0.2 million asset as of January 3, 2015 and a $1.5 million asset as of September 27, 2014.
On June 4, 2013, the Company entered into an interest rate swap contract to replace the three interest rate swap contracts that matured on April 4, 2013, as described below. This interest rate swap contract is related to $75.0 million of borrowings outstanding under its Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was less than a $0.1 million asset as of January 3, 2015 and a $0.2 million asset as of September 27, 2014. The notional amount of the Company’s interest rate swap was $75.0 million as of both January 3, 2015 and September 27, 2014.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		January 3, 2015	September 27, 2014		January 3, 2015	September 27, 2014
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$10	$182	Current liabilities – other	$—	$—
Forward contracts	Prepaid expenses and other	$—	$812	Current liabilities – other	$3,570	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		January 3, 2015	September 27, 2014		January 3, 2015	September 27, 2014
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$158	$1,512	Current liabilities – other	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	January 3, 2015	December 28, 2013		January 3, 2015	December 28, 2013		January 3, 2015	December 28, 2013
Interest rate swaps	$(36)	$(31)	Interest expense	$137	$(132)	Other income (expense)	$—	$—
Forward contracts	$(4,256)	$(743)	Selling and administrative expenses	$125	$(250)	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$86	$79	Other income (expense)	$—	$—
Income tax (benefit) expense	$—	$—	Income tax (benefit) expense	$4	$52	Income tax (benefit) expense	$—	$—

The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of January 3, 2015 and September 27, 2014, by input level as defined in Note 1 (in thousands):

	Level 1	Level 2	Level 3	Total
January 3, 2015
Interest rate swaps	$—	$10	$—	$10
Foreign currency forward contracts	$—	$(3,412)	$—	$(3,412)
September 27, 2014
Interest rate swaps	$—	$182	$—	$182
Foreign currency forward contracts	$—	$2,324	$—	$2,324
The fair value of interest rate swaps and foreign currency forward contracts is determined using a market approach that includes obtaining directly or indirectly observable values from third parties active in the relevant markets. The primary input in the fair value of the interest rate swaps is the relevant LIBOR forward curve. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
6.    Income Taxes
Income tax expense for the three months ended January 3, 2015 and December 28, 2013 was $3.0 million and $2.2 million, respectively. The effective tax rates for the three months ended January 3, 2015 and December 28, 2013 were 11.4 percent and 10.9 percent, respectively. The effective tax rate remained relatively constant between the two quarters due to tax expense increasing in the current quarter by $0.8 million over the prior year primarily as a result of increased earnings as well as the Company's worldwide earnings mix.
As demonstrated in recent quarters, the Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of January 3, 2015 as compared to fiscal 2014 year end. The Company recognizes accrued interest and penalties related to the remaining uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three months ended January 3, 2015 and December 28, 2013 was not material.
It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. During the three months ended January 3, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 3, 2015 and December 28, 2013 (in thousands, except per share amounts):

	Three Months Ended
	January 3, 2015	December 28, 2013
Basic and Diluted Earnings Per Share:
Net income	$23,079	$17,663
Basic weighted average common shares outstanding	33,602	33,730
Dilutive effect of share-based awards outstanding	837	963
Diluted weighted average shares outstanding	34,439	34,693
Earnings per share:
Basic	$0.69	$0.52
Diluted	$0.67	$0.51

For the three months ended January 3, 2015, and December 28, 2013, stock options and stock-settled stock appreciation rights ("SARs") for approximately 0.6 million and 0.5 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.
The Company's stock repurchase programs impacted the number of shares outstanding for the three months ended January 3, 2015 as compared to the three months ended December 28, 2013. Refer to Note 12, "Shareholders' Equity", for further information on the Company's stock repurchase programs.

8.    Stock-Based Compensation
The Company recognized $3.7 million and $2.6 million compensation expense associated with stock-based awards for the three months ended January 3, 2015 and December 28, 2013, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs").
The Company uses the Monte Carlo valuation model to determine the fair value of performance stock units ("PSUs") at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.1 million. The Company recognizes stock-based compensation expense over the stock-based awards' vesting period.
9.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
10.    Reportable Segments
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

Information about the Company’s three reportable segments for the three months ended January 3, 2015 and December 28, 2013, respectively, follows (in thousands):

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales:
AMER	$335,262	$265,009
APAC	333,377	270,150
EMEA	28,079	26,814
Elimination of inter-segment sales	(32,028)	(28,068)
	$664,690	$533,905
Operating income (loss):
AMER	$17,996	$17,056
APAC	41,781	31,942
EMEA	(3,831)	(2,465)
Corporate and other costs	(27,163)	(24,772)
	$28,783	$21,761
Other income (expense):
Interest expense	$(3,777)	$(2,815)
Interest income	897	639
Miscellaneous	138	240
Income before income taxes	$26,041	$19,825

	January 3, 2015	September 27, 2014
Total assets:
AMER	$546,696	$521,259
APAC	911,759	881,426
EMEA	105,728	135,841
Corporate and eliminations	(1,241)	70,500
	$1,562,942	$1,609,026
11.    Guarantees
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

The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Condensed Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2014 and for the three months ended January 3, 2015 (in thousands):

Limited warranty liability, as of September 28, 2013	$5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	471
Settlements (in cash or in kind) during the period	(1,750)
Limited warranty liability, as of January 3, 2015	$5,524
12.    Shareholders' Equity
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. During the three months ended January 3, 2015, the Company repurchased 187,819 shares for approximately $7.3 million, at an average price of $38.81 per share. These shares were recorded as treasury stock. In addition, as of January 3, 2015, the Company had a commitment of approximately $0.3 million to purchase 7,980 shares, which were purchased before January 3, 2015, but settled after the end of the first quarter of fiscal 2015.
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During the three months ended December 28, 2013, the Company repurchased 173,884 shares for approximately $6.9 million, at an average price of $39.88 per share. During fiscal 2014, the Company repurchased 733,447 shares under this program for $30.0 million at an average price of $40.90 per share. These shares were recorded as treasury stock.
13.    Restructuring Costs
Restructuring costs for the three months ended January 3, 2015, incurred in the Company's AMER segment, largely relate to the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. These charges are recorded within restructuring costs on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the three months ended January 3, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of the following:

•	$1.6 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara;

•	$0.1 million of employee termination and severance costs from the reduction of the Company's workforce in Juarez
For the three months ended December 28, 2013, the Company incurred restructuring costs of $3.6 million, which consisted of the following:

•	$1.8 million of moving costs to consolidate two existing Neenah, Wisconsin and one existing Appleton, Wisconsin;

•	$1.5 million of rent and associated costs resulting from the early exit of operating leases for two existing Neenah, Wisconsin facilities;

•	$0.3 million of severance from the reduction of the Company's workforce in the Fox Cities, Wisconsin and in the United Kingdom
The Company cannot recognize an income tax benefit for restructuring costs due to existing tax losses in these jurisdictions.

The Company's restructuring accrual activity for the three months ended January 3, 2015 is included in the table below (in thousands):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrued balance, September 27, 2014	$—	$142	$—	$142
Restructuring costs	—	144	1,547	$1,691
Amounts utilized	—	(224)	(1,547)	$(1,771)
Accrued balance, January 3, 2015	$—	$62	$—	$62

The restructuring accrual balance is expected to be utilized by the end of the second quarter of fiscal 2015.
14.    New Accounting Pronouncements
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

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the poor visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the adequacy of restructuring and similar charges as compared to actual expenses; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed and other risks detailed herein, as well as those in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2014 Form 10-K).

*    *    *

OVERVIEW
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
Plexus is the industry leader in servicing mid-to-low volume, higher complexity customer programs characterized by unique flexibility, technology, quality and regulatory requirements. Plexus provides award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. The Company's customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and aftermarket services. To service the complexities that the Company's customers' products demand, Plexus utilizes its Product Realization Value Stream, addressing its customers' products from concept to end of life.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 27, 2014 and our “Safe Harbor” Cautionary Statement included above.

Recent Developments
The Company's new leased Guadalajara, Mexico manufacturing facility, which replaced a leased facility in Juarez, Mexico, opened in the fourth quarter of fiscal 2014. Consolidation of the existing Juarez facility into the new Guadalajara facility was completed during the first quarter of fiscal 2015 and resulted in $1.7 million of restructuring costs in the three months ended January 3, 2015. The Company does not expect any further restructuring costs related to this facility transition to be material in the second quarter of fiscal 2015.
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales	$664.7	$533.9
Gross profit	$61.4	$51.5
Gross margin	9.2%	9.6%
Operating income	$28.8	$21.8
Operating margin	4.3%	4.1%
Net income	$23.1	$17.7
Earnings per share (diluted)	$0.67	$0.51
Return on invested capital*	14.4%	14.5%
Economic return*	3.4%	3.5%
* Non-GAAP metric; refer to Exhibit 99.1 for reconciliation.
As a result of the Company's fiscal calendar methodology, the first quarter of fiscal 2015 included an additional week of operations. The Company does not believe that the additional week had a material impact on its financial statements or results of operations.
Net sales. For the three months ended January 3, 2015, net sales increased $130.8 million, or 24.5 percent, compared to the three months ended December 28, 2013. This net increase was largely driven by a $70.6 million increase in net sales from the Networking/Communications sector, driven largely by a key customer due to an expansion of its end-market demand and a new program launch. The remainder of the net sales increase was driven by higher net sales across the other three market sectors primarily due to new program ramps and increased end-market demand, particularly in the Healthcare/Life Sciences sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	January 3, 2015	December 28, 2013
Networking/Communications	$233.7	$163.1
Healthcare/Life Sciences	196.4	164.9
Industrial/Commercial	148.0	135.6
Defense/Security/Aerospace	86.6	70.3
	$664.7	$533.9
Networking/Communications. Net sales for the networking/communications sector increased $70.6 million for the three months ended January 3, 2015 as compared to the three months ended December 28, 2013. The increase was primarily the result of increased sales to a key customer of $48.6 million resulting from an expansion of its end-market demand and an increase in net sales of $17.9 million to another key customer in this sector as a result of new program ramps.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $31.5 million for the three months ended January 3, 2015 as compared to the three months ended December 28, 2013. The increase of $29.7 million was largely driven by increases in net sales from new program ramps and an expansion of three existing customers' end-market demand.

Industrial/Commercial. Net sales for the industrial/commercial sector increased $12.4 million for the three months ended January 3, 2015 as compared to the three months ended December 28, 2013. The increase was primarily driven by $6.8 million in incremental net sales from one key customer attributable to an expansion of its end-market demand. The remainder of the increase resulted from increased net sales across various other customers as a result of new program ramps and increased end-market demand.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $16.3 million for the three months ended January 3, 2015 as compared to the three months ended December 28, 2013. The increase was primarily driven by $7.1 million in incremental net sales from one key customer attributable to new program ramps. The remainder of the increase resulted from increased net sales across various other customers as a result of new program ramps and increased end-market demand.
Gross profit. For the three months ended January 3, 2015, gross profit increased $9.9 million, or 19.2 percent, as compared to the three months ended December 28, 2013. The increase in gross profit was primarily driven by the increase in net sales; however customer mix and the impact of ramping up the Guadalajara site drove an overall decrease in gross margin to 9.2 percent from 9.6 percent.
Operating income. For the three months ended January 3, 2015, operating income increased $7.0 million as compared to the three months ended December 28, 2013 primarily due to increased gross profit. Additionally, restructuring costs decreased to $1.7 million from $3.6 million in the prior period. Offsetting the increases in gross profit was a $4.8 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, which was driven primarily by increased compensation expense to support revenue growth. Operating margin increased to 4.3 percent for the three months ended January 3, 2015 from 4.1 percent for the three months ended December 28, 2013 due to improved leveraging of S&A costs.
Other income (expense). Other expense increased to $2.7 million for the three months ended January 3, 2015, as compared to $1.9 million for the three months ended December 28, 2013. The increase in other expense for the three months ended January 3, 2015 was primarily the result of a $1.0 million increase in interest expense, which related to payments under the lease agreement for the Company's new Guadalajara facility as well as increased borrowing activity under the Credit Facility in the first quarter of fiscal 2015.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended
	January 3, 2015	December 28, 2013
Effective tax rate	11.4%	10.9%
Income tax expense increased to $3.0 million for the three months ended January 3, 2015, as compared to $2.2 million for the three months ended December 28, 2013, as a result of increased earnings as well as the worldwide earnings mix. The Company has not recognized an income tax benefit for restructuring and impairment costs due to an existing valuation allowance in the jurisdiction where the costs are deductible for tax purposes.
The impact of discrete items on the Company's income tax expense was not material for the three months ended January 3, 2015 and December 28, 2013.
Our effective tax rate varies from the U.S. statutory rate of 35.0 percent primarily as a result of the amount of earnings from different U.S. and foreign jurisdictions, and tax holidays granted to a subsidiary in the APAC segment, where we derive a significant portion of our earnings. The Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
The estimated effective tax rate for fiscal 2015 is expected to be between 9.0 percent and 11.0 percent.
Net income. Net income for the three months ended January 3, 2015 increased $5.4 million, or 30.7 percent, to $23.1 million from $17.7 million for the three months ended December 28, 2013. Net income increased primarily as a result of increased gross profit, partially offset by increased S&A expense, interest expense and income tax expense, as discussed previously.
Diluted earnings per share. Diluted earnings per share, as reported and diluted earnings per share, as adjusted to exclude restructuring costs for the three months ended January 3, 2015 and December 28, 2013, was as follows:

	Three Months Ended
	January 3, 2015	December 28, 2013
Diluted earnings per share, as reported	$0.67	$0.51
Impact of restructuring costs	0.05	0.10
Diluted earnings per share, as adjusted*	$0.72	$0.61
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding restructuring costs provides a more meaningful comparison of reporting periods by eliminating charges unrelated to operations in those periods.
The increase in diluted earnings per share for the three months ended January 3, 2015 was primarily the result of the increase in net income. See Note 13, "Restructuring Costs," in Notes to Condensed Consolidated Financial Statements.
Return on Invested Capital (“ROIC") and Economic Return. We use a 5-5 financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as "Economic Return", and a 5.0 percent operating margin target. Our primary focus is on our Economic Return goal of 5.0 percent, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12.0 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2015. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.4 percent and 14.5 percent for the three months ended January 3, 2015 and December 28, 2013, respectively. The current period ROIC of 14.4 percent was calculated excluding restructuring costs of $1.7 million. See the table below for our calculations of ROIC and Economic Return (dollars in millions):

	Three Months Ended
	January 3, 2015	December 28, 2013
Annualized operating income (tax effected)	$109.7	$92.3
Average invested capital	759.7	638.7
After-tax ROIC	14.4%	14.5%
WACC	11.0%	11.0%
Economic Return	3.4%	3.5%
We define ROIC as tax-effected operating income before restructuring costs divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Non-GAAP financial measures, including ROIC and Economic Return, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide ROIC and Economic Return because we believe they offer insight into the metrics that are driving management decisions since we view ROIC and Economic Return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using GAAP, see exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
REPORTABLE SEGMENTS
A further discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales:
AMER	$335.3	$265.0
APAC	333.4	270.2
EMEA	28.0	26.8
Elimination of inter-segment sales	(32.0)	(28.1)
	$664.7	$533.9
Operating income (loss):
AMER	$18.0	$17.1
APAC	41.8	31.9
EMEA	(3.8)	(2.4)
Corporate and other costs	(27.2)	(24.8)
	$28.8	$21.8
Americas ("AMER"). Net sales for the three months ended January 3, 2015 increased $70.3 million, or 26.5 percent, as compared to the prior year period primarily due to a $48.6 million increase in net sales from a key customer in the Networking/Communications sector as a result of increased end-market demand for its products and a $14.0 million increase in net sales from one customer in the Industrial/Commercial sector and one customer in the Defense/Security/Aerospace sector as a result of new program ramps. Operating income for the three months ended January 3, 2015 increased $0.9 million, or 5.3 percent, as compared to the prior year period, primarily due to increased sales. Operating income was unfavorably impacted by $4.6 million of increased fixed manufacturing expenses resulting from increased depreciation expenses associated with our new facility in Neenah, restructuring costs associated with our facility closure in Juarez, and increased compensation expense to support our new facility in Guadalajara.
Asia-Pacific ("APAC"). Net sales for the three months ended January 3, 2015 increased $63.2 million, or 23.4 percent, as compared to the prior year period. The increase in net sales was primarily driven by $20.4 million of increased sales to a key Healthcare/Life Sciences customer resulting from new program ramps and $16.9 million in increased sales to a key Networking/Communications customer also resulting from new program ramps. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the three months ended January 3, 2015 increased $9.9 million, or 31.0 percent, as compared to the prior year period due primarily to increased sales and favorable changes in customer mix.
Europe, Middle East and Africa ("EMEA"). Net sales for the three months ended January 3, 2015 increased $1.2 million, or 4.5 percent, as compared to the prior year period. Operating loss for the three months ended January 3, 2015 increased $1.4 million, as compared to the prior year period, primarily due to increased fixed manufacturing expenses, in both Romania and the United Kingdom, resulting from increased depreciation and compensation expenses associated with facility expansions.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $239.7 million as of January 3, 2015 as compared to $346.6 million as of September 27, 2014. The decrease in the balance of our cash and cash equivalents was due primarily to changes in working capital.
As of January 3, 2015, approximately 98.8 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under our U.S. credit facilities and cash from our foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Three Months Ended
	January 3, 2015	December 28, 2013
Cash (used in) provided by operating activities	$(90.3)	$3.7
Cash used in investing activities	(9.5)	(21.7)
Cash used in financing activities	(6.7)	(0.4)
Operating Activities. Cash flows used in operating activities were $90.3 million for the three months ended January 3, 2015, as compared to cash flows provided by operating activities of $3.7 million for the three months ended December 28, 2013. Cash flows used in operating activities increased primarily due to the net cash flow impact of increases in accounts receivable and decreases in accounts payable.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 3, 2015	December 28, 2013
Days in accounts receivable	52	51
Days in inventory	82	83
Days in accounts payable	53	64
Days in cash deposits	9	8
Annualized cash cycle	72	62
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
Days in accounts receivable for the three months ended January 3, 2015 increased by 1 day compared to the three months ended December 28, 2013 primarily because of higher sales at the end of the period.
Days in inventory for the three months ended January 3, 2015 decreased by 1 day compared to the three months ended December 28, 2013, primarily due to the consumption of inventory previously built up to support increases in forecasted net sales.
Days in accounts payable for the three months ended January 3, 2015 decreased by 11 days compared to the three months ended December 28, 2013, primarily due to the timing of payments to suppliers with less favorable terms than in previous quarters.
Days in cash deposits for the three months ended January 3, 2015, increased by 1 day compared to the three months ended December 28, 2013.
As of January 3, 2015 cash cycle days increased 10 days compared to December 28, 2013 due to the factors discussed above.
Free Cash Flow. Free cash flow (“FCF”), which we define as cash flow provided by (used in) operations less capital expenditures, decreased for the three months ended January 3, 2015 to a utilization of $99.9 million, as compared to a utilization of $18.1 million for the three months ended December 28, 2013. The primary use of cash in the three months ended January 3, 2015 was due to $90.3 million used in operating activities and $9.6 million for capital expenditures.
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
For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Three Months Ended
	January 3, 2015	December 28, 2013
Cash (used in) provided by operating activities	$(90.3)	$3.7
Capital expenditures	(9.6)	(21.8)
Free cash flow	$(99.9)	$(18.1)
Investing Activities. Cash flows used in investing activities totaled $9.5 million for the three months ended January 3, 2015 as compared to cash flows used in investing activities of $21.7 million for the three months ended December 28, 2013. Cash flows used in investing activities decreased primarily due to the completion of facility construction in Guadalajara in fiscal 2014.
We utilized available cash and operating cash flows as the sources for funding our operating requirements. We currently estimate capital expenditures for fiscal 2015 will be approximately $50.0 million, of which $9.6 million of expenditures were made through the first quarter of fiscal 2015. The remaining fiscal 2015 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to refresh older equipment. We believe our estimated capital expenditures will continue to be funded from operations, and may be supplemented by short-term borrowings, if required.
Financing Activities. Cash flows used in financing activities totaled $6.7 million for the three months ended January 3, 2015 as compared to $0.4 million for the three months ended December 28, 2013. In the three months ended January 3, 2015, we borrowed and then repaid $152.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the three months ended January 3, 2015 were comprised primarily of $7.3 million of purchases of common stock as part of our stock repurchase program as well as payments on capital leases. Cash flows used in financing activities in the three months ended January 3, 2015 were partially offset by $2.1 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the three months ended December 28, 2013 were comprised primarily of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases, partially offset by the proceeds received from the exercise of stock options.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. The Company expects to complete this program on a relatively consistent basis during fiscal 2015. During the three months ended January 3, 2015, the Company repurchased 187,819 shares for approximately $7.3 million, at an average price of $38.81 per share. These shares were recorded as treasury stock. In addition, as of January 3, 2015, the Company had a commitment of approximately $0.3 million to purchase 7,980 shares, which were purchased before January 3, 2015, but settled after the end of the first quarter of fiscal 2015. The Company expects to complete this program on a relatively consistent basis over the balance of fiscal 2015.
The Company's Credit Facility is a $235.0 million revolving credit facility with a termination date of May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders subject to certain customary conditions.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of January 3, 2015, the Company was in compliance with all financial covenants of the Credit Agreement.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of January 3, 2015, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement.
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
Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months and for the foreseeable future. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 3, 2015 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2015	2016-2017	2018-2019	2020 and thereafter

Long-Term Debt Obligations (1,2)	$280.3	$3.9	$16.0	$260.4	$—
Capital Lease Obligations	7.8	3.5	4.3	—	—
Operating Lease Obligations	20.0	6.7	9.4	2.4	1.5
Purchase Obligations (3)	488.6	482.4	5.9	0.1	0.2
Other Long-Term Liabilities on the Balance Sheet (4)	10.3	0.7	0.9	0.3	8.4
Other Long-Term Liabilities not on the Balance Sheet (5)	3.5	1.1	2.4	—	—
Other financing obligations (6)	15.4	1.1	2.9	3.1	8.3
Total Contractual Cash Obligations	$825.9	$499.4	$41.8	$266.3	$18.4

1)
Includes amounts outstanding under the Credit Facility. As of January 3, 2015, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of Notes issued in fiscal 2011. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of January 3, 2015, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of January 3, 2015, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.4 million, as of January 3, 2015, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of January 3, 2015, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the base lease agreement in Guadalajara, Mexico. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2014 annual report on Form 10-K. During the fiscal first quarter of 2015, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales	5.8%	7.6%
Total costs	12.2%	6.3%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of January 3, 2015, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of January 3, 2015, our only material interest rate risk is associated with our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus eliminating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2015, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 27, 2014.

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended January 3, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

September 28, 2014 to November 1, 2014	68,763	$36.53	68,763	$27,488,399

November 2, 2014 to November 29, 2014	53,814	$40.38	53,814	$25,315,235

November 30, 2014 to January 3, 2015	65,242	$39.92	65,242	$22,710,452

Total	187,819	$38.81	187,819
* On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. As of January 3, 2015, the Company had repurchased 187,819 shares for approximately $7.3 million, at an average price of $38.81 per share. These shares were recorded as treasury stock. In addition, as of January 3, 2015, the Company had a commitment of approximately $0.3 million to purchase 7,980 shares, which were purchased before January 3, 2015, but settled after the end of the first quarter of fiscal 2015.

ITEM 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC and Economic Return to GAAP Financial Statements
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 2/11/15	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 2/11/15	/s/ Patrick J. Jermain
Patrick J. Jermain
Vice President and Chief Financial Officer