Form 10-Q
period 2015-04-04
PLEXUS CORP
filed 2015-05-11
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2015, there were 33,604,834 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 4, 2015

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$651,285	$557,616	$1,315,975	$1,091,521
Cost of sales	591,508	504,781	1,194,784	987,184
Gross profit	59,777	52,835	121,191	104,337
Selling and administrative expenses	30,325	27,790	61,266	53,926
Restructuring costs	—	6,045	1,691	9,650
Operating income	29,452	19,000	58,234	40,761
Other income (expense):
Interest expense	(3,383)	(3,082)	(7,160)	(5,896)
Interest income	788	683	1,686	1,322
Miscellaneous	(60)	671	78	911
Income before income taxes	26,797	17,272	52,838	37,098
Income tax expense (benefit)	3,203	(1,244)	6,165	919
Net income	$23,594	$18,516	$46,673	$36,179
Earnings per share:
Basic	$0.70	$0.55	$1.39	$1.07
Diluted	$0.69	$0.53	$1.36	$1.04
Weighted average shares outstanding:
Basic	33,606	33,868	33,604	33,799
Diluted	34,342	34,703	34,391	34,698
Comprehensive income:
Net income	$23,594	$18,516	$46,673	$36,179
Other comprehensive (loss) income:
Derivative instrument fair value adjustment —net of income tax	(1,314)	1,386	(5,958)	863
Foreign currency translation adjustments	(1,366)	(2,901)	(6,727)	(480)
Other comprehensive (loss) income	(2,680)	(1,515)	(12,685)	383
Total comprehensive income	$20,914	$17,001	$33,988	$36,562
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 4, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$356,296	$346,591
Accounts receivable, net of allowances of $1,252 and $1,188, respectively	342,163	324,072
Inventories	557,040	525,970
Deferred income tax	6,411	6,449
Prepaid expenses and other	26,929	27,757
Total current assets	1,288,839	1,230,839
Property, plant and equipment, net	323,722	334,926
Deferred income tax	3,506	3,675
Other	40,082	39,586
Total non-current assets	367,310	378,187
Total assets	$1,656,149	$1,609,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,774	$4,368
Accounts payable	407,428	396,363
Customer deposits	75,830	56,155
Deferred income tax	560	647
Accrued liabilities:
Salaries and wages	39,736	52,043
Other	40,096	37,739
Total current liabilities	568,424	547,315
Long-term debt, capital lease obligations and other financing, net of current portion	260,025	262,046
Deferred income tax	5,190	5,191
Other liabilities	14,042	13,341
Total non-current liabilities	279,257	280,578
Total liabilities	847,681	827,893

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,284 and 49,962 shares issued, respectively, and 33,595 and 33,653 shares outstanding, respectively	503	500
Additional paid-in capital	483,960	475,634
Common stock held in treasury, at cost, 16,689 and 16,309 shares, respectively	(494,950)	(479,968)
Retained earnings	813,058	766,385
Accumulated other comprehensive income	5,897	18,582
Total shareholders’ equity	808,468	781,133
Total liabilities and shareholders’ equity	$1,656,149	$1,609,026
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities
Net income	$46,673	$36,179
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	24,602	23,345
Amortization of intangibles	—	603
Gain on sale of property, plant and equipment	(88)	(254)
Deferred income tax net expense (benefit)	108	(83)
Stock-based compensation expense	7,095	5,907
Non-cash impairment	—	3,160
Changes in operating assets and liabilities:
Accounts receivable	(20,755)	3,679
Inventories	(34,473)	(58,381)
Other current and noncurrent assets	(5,701)	(3,533)
Accounts payable	9,436	37,422
Customer deposits	20,148	(25,448)
Other current and noncurrent liabilities	(6,331)	(2,901)
Cash flows provided by operating activities	40,714	19,695
Cash flows from investing activities
Payments for property, plant and equipment	(16,675)	(30,635)
Proceeds from sales of property, plant and equipment	103	356
Cash flows used in investing activities	(16,572)	(30,279)
Cash flows from financing activities
Proceeds from debt issuance	252,000	121,000
Payments on debt and capital lease obligations	(254,332)	(122,787)
Repurchases of common stock	(14,982)	(14,557)
Proceeds from exercise of stock options	3,946	10,833
Minimum tax withholding related to vesting of restricted stock	(2,712)	(1,567)
Cash flows used in financing activities	(16,080)	(7,078)
Effect of exchange rate changes on cash and cash equivalents	1,643	(508)
Net increase (decrease) in cash and cash equivalents	9,705	(18,170)
Cash and cash equivalents:
Beginning of period	346,591	341,865
End of period	$356,296	$323,695
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 4, 2015 and September 27, 2014, and the results of operations for the three and six months ended April 4, 2015 and March 29, 2014, and the cash flows for the same six month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $251.7 million and $247.5 million as of April 4, 2015 and September 27, 2014, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both the periods ended April 4, 2015 and September 27, 2014. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

2.    Inventories
Inventories as of April 4, 2015 and September 27, 2014 consisted of (in thousands):

	April 4, 2015	September 27, 2014
Raw materials	$392,553	$371,641
Work-in-process	86,903	76,531
Finished goods	77,584	77,798
	$557,040	$525,970
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 4, 2015 and September 27, 2014 was $58.5 million and $51.0 million, respectively.
3.    Property, Plant and Equipment
Property, plant and equipment as of April 4, 2015 and September 27, 2014 consisted of (in thousands):

	April 4, 2015	September 27, 2014
Land, buildings and improvements	$278,422	$283,569
Machinery and equipment	327,286	331,981
Computer hardware and software	97,346	95,780
Construction in progress	15,069	9,694
	718,123	721,024
Less: accumulated depreciation	394,401	386,098
	$323,722	$334,926

4.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at April 4, 2015 and September 27, 2014 are summarized below (in thousands):

	April 4, 2015	September 27, 2014
5.20% Senior Notes, due June 15, 2018	$175,000	$175,000
Borrowings under revolving credit facility, due May 15, 2019	75,000	75,000
Capital lease obligations	6,689	8,414
Other financing obligation	8,110	8,000
Total debt, capital lease obligations, and other financing	264,799	266,414
Less current portion of debt, capital lease obligations, and other financing	4,774	4,368
Total debt, capital lease obligations, and other financing, less current portion	$260,025	$262,046
On May 15, 2014, the Company entered into an amendment (the "Amendment") to its credit agreement, dated as of May 15, 2012 (as amended, the "Credit Agreement"), related to its five-year senior unsecured credit facility (the “Credit Facility”). As a result of the Amendment, the Credit Facility, which was formerly a $250.0 million facility consisting of a $160.0 million revolving credit facility and a $90.0 million term loan (balance of $75.0 million as of May 15, 2014), was converted into a $235.0 million revolving credit facility, and its termination date was extended from May 15, 2017 to May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For the six months ended April 4, 2015, the Company borrowed and then repaid $252.0 million of revolving borrowings under the Credit Facility.
Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of April 4, 2015, the Company had a borrowing rate of LIBOR plus 1.13%. As of April 4, 2015, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." The Company is required to pay a commitment fee based on the company's leverage ratio for the unused portion of the revolving credit facility. The fee is paid quarterly based on the prior quarter weighted average available revolving commitment. This rate was 0.2% as of April 4, 2015.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175.0 million principal of the Notes was outstanding as of both April 4, 2015 and September 27, 2014.
The Notes and borrowings under the Credit Facility are carried at the principal amount outstanding. Other financing obligations of $8.1 million and $8.0 million for the period ending April 4, 2015 and September 27, 2014, respectively, relate to a non-cash financing transaction for the Company's facility in Guadalajara, Mexico.
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
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $66.0 million as of April 4, 2015 and a notional value of $64.6 million as of September 27, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $4.4 million liability as of April 4, 2015 and a $0.8 million asset as of September 27, 2014.
The Company had additional forward currency exchange contracts outstanding with a notional value of $4.8 million as of April 4, 2015 and a notional value of $37.9 million as of September 27, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was less than a $0.1 million liability as of April 4, 2015 and a $1.5 million asset as of September 27, 2014.
On June 4, 2013, the Company entered into a $75.0 million notional amount interest rate swap contract which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under its Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.4 million liability as of April 4, 2015 and a $0.2 million asset as of September 27, 2014. The notional amount of the Company’s interest rate swap was $75.0 million as of both April 4, 2015 and September 27, 2014.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 4, 2015	September 27, 2014		April 4, 2015	September 27, 2014
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$182	Current liabilities – other	$420	$—
Forward contracts	Prepaid expenses and other	$—	$812	Current liabilities – other	$4,373	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 4, 2015	September 27, 2014		April 4, 2015	September 27, 2014
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$—	$1,512	Current liabilities – other	$31	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014
Interest rate swaps	$(563)	$(77)	Interest expense	$(133)	$(133)	Other income (expense)	$—	$—
Forward contracts	$(1,922)	$643	Selling and administrative expenses	$(1,115)	$(790)	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$81	$81	Other income (expense)	$—	$—
Income tax	$—	$—	Income tax (benefit) expense	$(4)	$22	Income tax (benefit) expense	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014		April 4, 2015	March 29, 2014
Interest rate swaps	$(873)	$(108)	Interest expense	$(270)	$(265)	Other income (expense)	$—	$—
Forward contracts	$(6,178)	$(100)	Selling and administrative expenses	$(990)	$(1,040)	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$167	$160	Other income (expense)	$—	$—
Income tax	$—	$—	Income tax (benefit) expense	$—	$74	Income tax (benefit) expense	$—	$—

The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of April 4, 2015 and September 27, 2014, by input level as defined in Note 1 (in thousands):

	Level 1	Level 2	Level 3	Total
April 4, 2015
Interest rate swaps	$—	$(420)	$—	$(420)
Foreign currency forward contracts	$—	$(4,404)	$—	$(4,404)
September 27, 2014
Interest rate swaps	$—	$182	$—	$182
Foreign currency forward contracts	$—	$2,324	$—	$2,324
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
6.    Income Taxes
Income tax expense for the three and six months ended April 4, 2015 was $3.2 million and $6.2 million, respectively. The effective tax rates for the three and six months ended April 4, 2015 were 12.0 percent and 11.7 percent, respectively, as compared to (7.2) percent and 2.5 percent for the three and six months ended March 29, 2014, respectively.
The change in the effective tax rate for the three and six months ended April 4, 2015 as compared to the three and six months ended March 29, 2014, was primarily the result of a net $3.7 million discrete tax benefit that occurred in the second quarter of fiscal 2014, largely related to the completion of U.S. federal and state audits. Without these discrete benefits, the effective tax rates would have been 14.4 percent and 12.8 percent for the three and six months ended March 29, 2014, respectively.
The reduction in the effective tax rates for the three and six months ended April 4, 2015 compared with the adjusted effective tax rates for the three and six months ended March 29, 2014 is largely attributed to increased earnings in low-tax jurisdictions and jurisdictions where the Company maintains valuation allowances due to historical tax losses. As demonstrated in recent quarters, the Company's effective tax rate fluctuates depending on the geographic distribution of its worldwide earnings.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of April 4, 2015 as compared to September 27, 2014. The Company recognizes accrued interest and penalties related to the remaining uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and six months ended April 4, 2015 was not material.

It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three and six months ended April 4, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 4, 2015 and March 29, 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Basic and Diluted Earnings Per Share:
Net income	$23,594	$18,516	$46,673	$36,179
Basic weighted average common shares outstanding	33,606	33,868	33,604	33,799
Dilutive effect of share-based awards outstanding	736	835	787	899
Diluted weighted average shares outstanding	34,342	34,703	34,391	34,698
Earnings per share:
Basic	$0.70	$0.55	$1.39	$1.07
Diluted	$0.69	$0.53	$1.36	$1.04

For the three and six months ended April 4, 2015, stock options and stock-settled stock appreciation rights ("SARs") for approximately 0.7 million shares, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

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
8.    Stock-Based Compensation
The Company recognized $3.4 million and $7.1 million of compensation expense associated with stock-based awards for the three and six months ended April 4, 2015, respectively, and $3.3 million and $5.9 million for the three and six months ended March 29, 2014, respectively
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs").
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
10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and impairment expenses, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three and six months ended April 4, 2015 and March 29, 2014, respectively, follows (in thousands):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales:
AMER	$328,753	$279,271	$664,015	$544,280
APAC	319,156	265,582	652,533	535,733
EMEA	35,773	32,240	63,853	59,054
Elimination of inter-segment sales	(32,397)	(19,477)	(64,426)	(47,546)
	$651,285	$557,616	$1,315,975	$1,091,521
Operating income (loss):
AMER	$15,714	$14,868	$35,466	$31,924
APAC	40,989	34,312	82,770	66,254
EMEA	(1,793)	(1,448)	(5,624)	(3,913)
Corporate expenses and other costs	(25,458)	(28,732)	(54,378)	(53,504)
	$29,452	$19,000	$58,234	$40,761
Other income (expense):
Interest expense	$(3,383)	$(3,082)	$(7,160)	$(5,896)
Interest income	788	683	1,686	1,322
Miscellaneous	(60)	671	78	911
Income before income taxes	$26,797	$17,272	$52,838	$37,098

	April 4, 2015	September 27, 2014
Total assets:
AMER	$537,201	$521,259
APAC	948,779	881,426
EMEA	112,068	135,841
Corporate and eliminations	58,101	70,500
	$1,656,149	$1,609,026

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
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Condensed Consolidated Balance Sheets in other current accrued liabilities. The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2014 and for the six months ended April 4, 2015 (in thousands):

Limited warranty liability, as of September 28, 2013	$5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	1,111
Settlements (in cash or in kind) during the period	(1,973)
Limited warranty liability, as of April 4, 2015	$5,941
12.    Shareholders' Equity
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. During the three months ended April 4, 2015, the Company repurchased 192,063 shares for approximately $7.7 million, at an average price of $40.05 per share. During the six months ended April 4, 2015, the Company repurchased 379,882 shares for approximately $15.0 million, at an average price of $39.44 per share. These shares were recorded as treasury stock. In addition, as of April 4, 2015, the Company had no commitments to purchase shares before April 4, 2015, which settled after the end of the second quarter of fiscal 2015.
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During the three months ended March 29, 2014, the Company repurchased 185,117 shares for approximately $7.6 million, at an average price of $41.18 per share. During the six months ended March 29, 2014, the Company repurchased 359,001 shares for approximately $14.6 million, at an average price of $40.55 per share. These shares were recorded as treasury stock. In addition, as of March 29, 2014, the Company had a commitment of approximately $0.4 million to purchase 9,449 shares, which were purchased before March 29, 2014, but settled after the end of the second quarter of fiscal 2014.

13.    Restructuring Costs
The Company did not incur any restructuring costs for the three months ended April 4, 2015. Restructuring costs for the six months ended April 4, 2015, related to the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. These charges are recorded within restructuring costs on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the six months ended April 4, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of the following:

•	$1.6 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara; and

•	$0.1 million of employee termination and severance costs from the reduction of the Company's workforce in Juarez.
The Company did not recognize an income tax benefit for these restructuring costs due to tax losses in the jurisdiction where the restructuring costs occurred.

The Company's restructuring accrual activity for the three months ended April 4, 2015 is included in the table below (in thousands):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrued balance, January 3, 2015	$—	$62	$—	$62
Restructuring costs	—	—	—	—
Amounts utilized	—	(62)	—	(62)
Accrued balance, April 4,2015	$—	$—	$—	$—

The Company's restructuring accrual activity for the six months ended April 4, 2015 is included in the table below (in thousands):

		Employee	Lease
	Fixed	Termination	Obligations
	Asset	and Severance	and Other
	Impairment	Costs	Exit Costs	Total
Accrued balance, September 27, 2014	$—	$142	$—	$142
Restructuring costs	—	144	1,547	1,691
Amounts utilized	—	(286)	(1,547)	(1,833)
Accrued balance, April 4,2015	$—	$—	$—	$—

14.    New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. Companies have the option of using either a full or modified retrospective approach in applying this standard. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	$651.3	$557.6	$1,316.0	$1,091.5
Gross profit	$59.8	$52.8	$121.2	$104.3
Gross margin	9.2%	9.5%	9.2%	9.6%
Operating income	$29.5	$19.0	$58.2	$40.8
Operating margin	4.5%	3.4%	4.4%	3.7%
Net income	$23.6	$18.5	$46.7	$36.2
Diluted earnings per share	$0.69	$0.53	$1.36	$1.04
Return on invested capital*			14.5%	14.1%
Economic return*			3.5%	3.1%
* Non-GAAP metric; refer to Exhibit 99.1 for reconciliation.
Net sales. For the three months ended April 4, 2015, net sales increased $93.7 million, or 16.8 percent, compared to the three months ended March 29, 2014. This increase was primarily driven by a $47.7 million increase in net sales from the networking/communications sector, where new product ramps for two key customers drove $41.0 million of increased net sales. The remainder of the increase was driven by higher net sales across the other three market sectors primarily due to program ramps and increased end-market demand, particularly in the healthcare/life sciences sector.
For the six months ended April 4, 2015, net sales increased $224.5 million, or 20.6 percent, compared to the six months ended March 29, 2014. This increase was largely driven by a $118.4 million increase in net sales from the networking/communications sector. Increased end-market demand for a key customer and increased end-market demand as well as a new program launch for another key customer drove $107.4 million of increased net sales in this sector. The remainder of the net sales increase was driven by higher net sales across the other three market sectors primarily due to new program ramps and increased end-market demand, particularly in the healthcare/life sciences sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Networking/Communications	$210.1	$162.4	$443.8	$325.4
Healthcare/Life Sciences	190.5	166.4	386.9	331.3
Industrial/Commercial	160.4	144.6	308.4	280.2
Defense/Security/Aerospace	90.3	84.2	176.9	154.6
	$651.3	$557.6	$1,316.0	$1,091.5
Networking/Communications. Net sales for the networking/communications sector increased $47.7 million for the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increase was primarily the result of increased sales to a key customer of $31.3 million resulting from new product ramps. An increase in net sales of $9.7 million to another key customer in this sector was the result of increased demand for an end of life product.
Net sales for the networking/communications sector increased $118.4 million for the six months ended April 4, 2015 as compared to the six months ended March 29, 2014. The increase was primarily the result of increased sales to a key customer of $79.9 million resulting from new product ramps and expansion of its end-market demand. An increase in net sales of $27.5 million to another key customer in this sector was the result of new program ramps as well as increased demand for an end of life product.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $24.1 million for the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increased net sales were primarily driven by new product launches, partially offset by a decrease of $8.8 million related to end-market softening for four customers.
Net sales for the healthcare/life sciences sector increased $55.6 million for the six months ended April 4, 2015 as compared to the six months ended March 29, 2014. The increased net sales were primarily driven by $70.3 million from an expansion of existing customers' end-market demand and new product launches, partially offset by a decrease of $14.7 million related to end-market softening for three customers.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $15.8 million for the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increase was primarily driven by $6.8 million in increased net sales from two key customers attributable to an expansion of their end-market demand. The remainder of the increase resulted from increased net sales across various customers and a $3.5 million increase due to a customer win during the second quarter of fiscal 2015.
Net sales for the industrial/commercial sector increased $28.2 million for the six months ended April 4, 2015 as compared to the six months ended March 29, 2014. The increase was primarily driven by $22.7 million in incremental net sales with our top four customers and mixed market movement across the rest of the market sector.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $6.1 million for the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increase was primarily driven by $7.6 million in incremental net sales from three customers attributable to new program ramps and increased end-market demand, partially offset by $2.8 million in reductions in end-market demand from another key customer.
Net sales for the defense/security/aerospace sector increased $22.3 million for the six months ended April 4, 2015 as compared to the six months ended March 29, 2014. The increase was primarily driven by $9.5 million in incremental net sales from two key customers attributable to new program ramps and increased end-market demand. The remainder of the increase resulted from increased net sales across various other customers as a result of new program ramps and increased end-market demand.
Gross profit. For the three months ended April 4, 2015, gross profit increased $7.0 million, or 13.3 percent, as compared to the three months ended March 29, 2014. The increase in gross profit was primarily driven by the increase in net sales, partially offset by a decrease in gross margin to 9.2 percent from 9.5 percent driven by customer mix, the impact of ramping up the Guadalajara, Mexico site and operational inefficiencies related to investing in our sites and regions.
For the six months ended April 4, 2015, gross profit increased $16.9 million, or 16.2 percent, as compared to the six months ended March 29, 2014. The increase in gross profit was primarily driven by the increase in net sales, partially offset by a decrease in gross margin to 9.2 percent from 9.6 percent, driven by customer mix, the impact of ramping up the Guadalajara site and operational inefficiencies related to investing in our sites and regions.

Operating income. For the three months ended April 4, 2015, operating income increased $10.5 million as compared to the three months ended March 29, 2014 primarily due to increased gross profit. Additionally, during the second quarter of fiscal 2015 there were no restructuring costs recorded as compared to $6.0 million of such costs in the second quarter of fiscal 2014. Offsetting the increase in gross profit was a $2.5 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, which was driven primarily by increased variable compensation expense and additional compensation expense to support revenue growth. Operating margin increased to 4.5 percent for the three months ended April 4, 2015 from 3.4 percent for the three months ended March 29, 2014 due to a reduction in restructuring costs and improved leveraging of S&A expenses in the second quarter of fiscal 2015.
For the six months ended April 4, 2015, operating income increased $17.4 million as compared to the six months ended March 29, 2014 primarily due to increased gross profit. Additionally, restructuring costs decreased to $1.7 million from $9.7 million in the prior year period. Offsetting these increases was a $7.3 million increase in S&A expenses as compared to the prior year period, which was driven primarily by increased variable compensation expense and additional compensation expense to support revenue growth. As a result, operating margin increased to 4.4 percent for the six months ended April 4, 2015 from 3.7 percent for the six months ended March 29, 2014.
Other income (expense). Other expense increased to $2.7 million for the three months ended April 4, 2015, as compared to $1.7 million for the three months ended March 29, 2014. The increase in other expense for the three months ended April 4, 2015 was primarily the result of a $0.6 million decrease in foreign currency exchange gains recognized in the second quarter of fiscal 2014.
Other expense increased to $5.4 million for the six months ended April 4, 2015, as compared to $3.7 million for the six months ended March 29, 2014. The increase in other expense for the six months ended April 4, 2015 was primarily the result of a $1.1 million decrease in foreign currency exchange gains recognized for the six months ended March 29, 2014 and a $1.2 million increase in interest expense for the six months ended April 4, 2015.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Effective tax rate	12.0%	(7.2)%	11.7%	2.5%
Income tax expense was $3.2 million compared to a $1.2 million income tax benefit for the three months ended April 4, 2015 and March 29, 2014, respectively. Income tax expense was $6.2 million compared to $0.9 million for the six months ended April 4, 2015 and March 29, 2014, respectively. Income tax expense for the three and six months ended March 29, 2014 was favorably impacted by $3.7 million of discrete tax items recorded during the second quarter of fiscal 2014 primarily related to the completion of U.S. federal and state audits.
The impact of discrete items on the Company's income tax expense is reflected in the following table (in millions):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Income tax expense (benefit), as reported	$3.2	$(1.2)	$6.2	$0.9
Impact of discrete tax items	(0.1)	3.7	0.1	3.8
Income tax expense, as adjusted*	$3.1	$2.5	$6.3	$4.7
*The company believes that the non-GAAP presentation of income tax expense, as adjusted provides a more accurate representation and allows for a more meaningful comparison of reporting periods by eliminating discrete benefits unrelated to operations in those periods.
Income tax expense for the three and six months ended April 4, 2015 was higher than adjusted tax expense for the three and six months ended March 29, 2014 primarily due to increased earnings in jurisdictions where the Company pays tax.
The effective tax rate can fluctuate and vary from the U.S. statutory rate of 35.0 percent primarily from the amount and geographic distribution of earnings, as well as tax holiday granted to a subsidiary in the APAC segment, where we derive a significant portion of our earnings.
The estimated effective income tax rate for fiscal 2015 is expected to be between 9.0 percent and 11.0 percent.

Net income. Net income for the three months ended April 4, 2015 increased $5.1 million, or 27.6 percent, to $23.6 million from $18.5 million for the three months ended March 29, 2014. Net income for the six months ended April 4, 2015 increased $10.5 million, or 29.0 percent, to $46.7 million from $36.2 million for the six months ended March 29, 2014. Net income increased in both periods primarily as a result of increased operating income, partially offset by increased net income tax expense, as discussed previously.
Diluted earnings per share. Diluted earnings per share, as reported and diluted earnings per share, as adjusted to exclude restructuring costs and discrete tax items, for the three and six months ended April 4, 2015 and March 29, 2014, were as follows:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Diluted earnings per share, as reported	$0.69	$0.53	$1.36	$1.04
Impact of restructuring costs	—	0.18	0.05	0.28
Impact of discrete tax items	—	(0.11)	—	(0.11)
Diluted earnings per share, as adjusted*	$0.69	$0.60	$1.41	$1.21
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding restructuring costs and discrete tax items provides, a more meaningful comparison of reporting periods by eliminating items unrelated to operations in those periods.
The increase in diluted earnings per share for the three and six months ended April 4, 2015 was primarily the result of the increase in net income. See Note 13, "Restructuring Costs," and Note 6, "Income Taxes," in Notes to Condensed Consolidated Financial Statements.
Return on Invested Capital (“ROIC") and Economic Return. We use a 5-5 financial model that is aligned with our business strategy and includes a ROIC goal of 5.0 percentage points over our weighted average cost of capital (“WACC”), which we refer to as "Economic Return," and a 5.0 percent operating margin target. Our primary focus is on our Economic Return goal of 5.0 percentage points, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12.0 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2015. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.5 percent and 14.1 percent for the six months ended April 4, 2015 and March 29, 2014, respectively and was calculated excluding restructuring costs of $1.7 million and $9.7 million, respectively. See the table below for our calculations of ROIC and Economic Return (dollars in millions):

	Six Months Ended
	April 4, 2015	March 29, 2014
Annualized operating income (tax effected)	$107,865	$91,748
Average invested capital	745,441	650,061
After-tax ROIC	14.5%	14.1%
WACC	11.0%	11.0%
Economic return	3.5%	3.1%
We define ROIC as tax-effected operating income before restructuring costs divided by average invested capital over a rolling three-quarter period for the second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Non-GAAP financial measures, including ROIC and Economic return, are used for internal management goals and decision making because such measures provide additional insight into financial performance. In particular, we provide ROIC and Economic return because we believe they offer insight into the metrics that are driving management decisions since we view ROIC and Economic return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation.

For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using GAAP, see exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales:
AMER	$328.8	$279.3	$664.0	$544.3
APAC	319.2	265.6	652.5	535.7
EMEA	35.8	32.2	63.9	59.1
Elimination of inter-segment sales	(32.5)	(19.5)	(64.4)	(47.6)
	$651.3	$557.6	$1,316.0	$1,091.5
Operating income (loss):
AMER	$15.7	$14.8	$35.4	$31.9
APAC	41.0	34.3	82.8	66.3
EMEA	(1.8)	(1.4)	(5.6)	(3.9)
Corporate expenses and other costs	(25.4)	(28.7)	(54.4)	(53.5)
	$29.5	$19.0	$58.2	$40.8
AMER. Net sales for the three months ended April 4, 2015 increased $49.5 million, or 17.7 percent, as compared to the prior year period primarily due to a $30.4 million increase in net sales from a key customer in the networking/communications sector as a result of new product ramps. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the three months ended April 4, 2015 increased $0.9 million, or 6.1 percent, as compared to the prior year period, primarily due to increased sales, partially offset by $4.6 million of increased fixed manufacturing expenses resulting from increased depreciation and compensation expense to support our new Guadalajara, Mexico facility and increased compensation expense for our Neenah facility.
Net sales for the six months ended April 4, 2015 increased $119.7 million, or 22.0 percent, as compared to the prior year period, primarily due to a $79.0 million increase in net sales from a key customer in the networking/communications sector as a result of new product ramps and expansion of its end-market demand. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the six months ended April 4, 2015 increased $3.5 million, or 11.0 percent, as compared to the prior year period, primarily due to increased sales, partially offset by $9.3 million of increased depreciation and compensation expense to support our new Guadalajara, Mexico facility and increased compensation expense for our Neenah facility.
APAC. Net sales for the three months ended April 4, 2015 increased $53.6 million, or 20.2 percent, as compared to the prior year period. The increase in net sales was primarily driven by $16.2 million of increased sales to two key healthcare/life sciences customers resulting from new product launches. Additionally, $7.2 million in increased sales to a key networking/communications customer was the result of increased demand on end of life products. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the three months ended April 4, 2015 increased $6.7 million, or 19.5 percent, as compared to the prior year period due primarily to increased sales.
Net sales for the six months ended April 4, 2015 increased $116.8 million, or 21.8 percent, as compared to the prior year period. The increase in net sales was primarily driven by $39.8 million of increased sales to two key healthcare/life sciences customer resulting from new product launches and the expansion of their end-market demand and by $24.1 million in increased sales to a key networking/communications customer was primarily the result of increased demand on end of life products. Operating income for the six months ended April 4, 2015 increased $16.5 million, or 24.9 percent, as compared to the prior year period due primarily to increased sales and favorable changes in customer mix.
EMEA. Net sales for the three months ended April 4, 2015 increased $3.6 million, or 11.2 percent, as compared to the prior year period. Operating loss for the three months ended April 4, 2015 increased $0.4 million, as compared to the prior year period, primarily due to increased compensation expenses, in both Romania and the United Kingdom.

Net sales for the six months ended April 4, 2015 increased $4.8 million, or 8.1 percent, as compared to the prior year period. Operating loss for the six months ended April 4, 2015 increased $1.7 million, as compared to the prior year period, primarily due to increased compensation expenses, in both Romania and the United Kingdom.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $356.3 million as of April 4, 2015 and $346.6 million as of September 27, 2014.
As of April 4, 2015, approximately 85.8 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under our U.S. credit facilities and cash from our foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Six Months Ended
	April 4, 2015	March 29, 2014
Cash provided by operating activities	$40.7	$19.7
Cash used in investing activities	(16.6)	(30.3)
Cash used in financing activities	(16.1)	(7.1)
Operating Activities. Cash flows provided by operating activities were $40.7 million for the six months ended April 4, 2015, as compared to cash flows provided by operating activities of $19.7 million for the six months ended March 29, 2014. Cash flows provided by operating activities increased primarily due to the net cash flow impact of increases in net income and improved working capital management.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 4, 2015	March 29, 2014
Days in accounts receivable	48	49
Days in inventory	86	84
Days in accounts payable	63	63
Days in cash deposits	12	8
Annualized cash cycle	59	62
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
As of April 4, 2015 cash cycle days decreased 3 days compared to March 29, 2014 due to the following factors.
Days in accounts receivable for the three months ended April 4, 2015 decreased by 1 day compared to the three months ended March 29, 2014 primarily because of an enhanced focus on timely cash receipts.
Days in inventory for the three months ended April 4, 2015 increased by 2 days compared to the three months ended March 29, 2014, primarily to support a forecasted increase in net sales.
Days in cash deposits for the three months ended April 4, 2015, increased by 4 days compared to the three months ended March 29, 2014, due to increased collection of inventory-related and other cash deposits from customers.
Free Cash Flow. We define free cash flow (“FCF”), as cash flow provided by (used in) operations less payments for property, plant and equipment. Cash flows provided by (used in) operating activities was $24.0 million for the six months ended April 4, 2015, as compared to a utilization of $10.9 million for the six months ended March 29, 2014. Cash flows provided by operating activities for the six months ended April 4, 2015 improved primarily due to an increase in net income and an increase in customer deposits while cash flows used in investing activities decreased primarily due to the completion of the Guadalajara facility.
Non-GAAP financial measures, including FCF, are used for internal management goals and decision making, and because such measures provide additional insight into financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and allows us to pursue opportunities that enhance shareholder value. FCF is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. GAAP.
For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Six Months Ended
	April 4, 2015	March 29, 2014
Cash flows provided by operating activities	$40.7	$19.7
Payments for property, plant and equipment	(16.7)	(30.6)
Free cash flow	$24.0	$(10.9)
Investing Activities. Cash flows used in investing activities totaled $16.6 million for the six months ended April 4, 2015 as compared to cash flows used in investing activities of $30.3 million for the six months ended March 29, 2014. Cash flows used in investing activities decreased primarily due to the completion of facility construction in Guadalajara in fiscal 2014.
We currently estimate capital expenditures for fiscal 2015 will be approximately $50.0 million, of which $16.7 million of expenditures were funded through the second quarter of fiscal 2015. The remaining fiscal 2015 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $16.1 million for the six months ended April 4, 2015 as compared to $7.1 million for the six months ended March 29, 2014. In the six months ended April 4, 2015, we borrowed and then repaid $252.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the six months ended April 4, 2015 were comprised primarily of $15.0 million of purchases of common stock as part of our stock repurchase program as well as payments on capital leases. Cash flows used in financing activities in the six months ended April 4, 2015 were partially offset by $4.0 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the six months ended March 29, 2014 were comprised primarily of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases, partially offset by $10.8 million of proceeds received from the exercise of stock options.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. The Company expects to complete this program during fiscal 2015. During the six months ended April 4, 2015, the Company repurchased 379,882 shares for approximately $15.0 million, at an average price of $39.44 per share. These shares were recorded as treasury stock. The Company expects to complete this program on a relatively consistent basis over the balance of fiscal 2015.
The Company's Credit Facility is a $235.0 million revolving credit facility with a termination date of May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders subject to certain customary conditions.
The financial covenants (as defined under the Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of April 4, 2015, the Company was in compliance with all financial covenants of the Credit Agreement.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of April 4, 2015, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 4, 2015 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2015	2016-2017	2018-2019	2020 and thereafter

Long-Term Debt Obligations (1,2)	$283.9	$5.0	$20.4	$258.5	$—
Capital Lease Obligations	6.6	2.5	4.1	—	—
Operating Lease Obligations	17.6	4.3	9.4	2.4	1.5
Purchase Obligations (3)	544.9	511.4	33.2	0.2	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	10.2	0.7	0.8	0.3	8.4
Other Long-Term Liabilities not on the Balance Sheet (5)	3.7	1.4	2.3	—	—
Other financing obligations (6)	15.0	0.7	2.9	3.1	8.3
Total Contractual Cash Obligations	$881.9	$526.0	$73.1	$264.5	$18.3

1)
Includes amounts outstanding under the Credit Facility. As of April 4, 2015, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)	Includes $175.0 million in principal amount of Senior Notes. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of April 4, 2015, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of April 4, 2015, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.4 million, as of April 4, 2015, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of April 4, 2015, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in our 2014 annual report on Form 10-K. During the second quarter of fiscal 2015, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales	7.9%	8.0%	6.8%	7.8%
Total costs	11.9%	13.1%	12.1%	13.4%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 4, 2015, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of April 4, 2015, our only material interest rate risk is associated with our Credit Facility. Through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2015, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 4, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

January 4, 2015 to January 31, 2015	57,549	$39.73	57,549	$20,424,059

February 1, 2015 to February 28, 2015	61,589	$39.48	61,589	$17,992,524

March 1, 2015 to April 4, 2015	72,925	$40.79	72,925	$15,018,066

Total	192,063	$40.05	192,063
* On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. As of April 4, 2015, the Company had repurchased 379,882 shares for approximately $15.0 million, at an average price of $39.44 per share. These shares were recorded as treasury stock. In addition, as of April 4, 2015, the Company had no commitments to purchase shares before April 4, 2015, but settled after the end of the second quarter of fiscal 2015.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 5/11/15	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 5/11/15	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer