Form 10-Q
period 2015-07-04
PLEXUS CORP
filed 2015-08-07
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015, there were 33,636,883 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 4, 2015

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$669,585	$620,505	$1,985,560	$1,712,026
Cost of sales	610,498	561,912	1,805,282	1,549,096
Gross profit	59,087	58,593	180,278	162,930
Selling and administrative expenses	30,456	29,180	91,722	83,106
Restructuring and impairment charges	—	1,215	1,691	10,865
Operating income	28,631	28,198	86,865	68,959
Other income (expense):
Interest expense	(3,280)	(3,055)	(10,440)	(8,952)
Interest income	866	770	2,552	2,092
Miscellaneous	471	1,271	549	2,182
Income before income taxes	26,688	27,184	79,526	64,281
Income tax expense	2,894	2,600	9,059	3,518
Net income	$23,794	$24,584	$70,467	$60,763
Earnings per share:
Basic	$0.71	$0.73	$2.10	$1.80
Diluted	$0.69	$0.71	$2.05	$1.75
Weighted average shares outstanding:
Basic	33,653	33,837	33,617	33,810
Diluted	34,454	34,670	34,400	34,686
Comprehensive income:
Net income	$23,794	$24,584	$70,467	$60,763
Other comprehensive (loss) income — net of income tax:
Derivative instrument fair value adjustments	941	1,510	(5,017)	2,373
Foreign currency translation adjustments	(1,434)	(1,276)	(8,161)	(1,756)
Other comprehensive (loss) income	(493)	234	(13,178)	617
Total comprehensive income	$23,301	$24,818	$57,289	$61,380
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 4, 2015	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$354,830	$346,591
Accounts receivable, net of allowances of $894 and $1,188, respectively	349,922	324,072
Inventories	588,453	525,970
Deferred income taxes	6,399	6,449
Prepaid expenses and other	26,012	27,757
Total current assets	1,325,616	1,230,839
Property, plant and equipment, net	322,821	334,926
Deferred income taxes	3,493	3,675
Other	40,309	39,586
Total non-current assets	366,623	378,187
Total assets	$1,692,239	$1,609,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,281	$4,368
Accounts payable	416,190	396,363
Customer deposits	76,049	56,155
Deferred income taxes	567	647
Accrued salaries and wages	48,681	52,043
Other accrued liabilities	34,556	37,739
Total current liabilities	580,324	547,315
Long-term debt, capital lease obligations and other financing, net of current portion	259,284	262,046
Deferred income taxes	5,189	5,191
Other liabilities	12,379	13,341
Total non-current liabilities	276,852	280,578
Total liabilities	857,176	827,893

Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,549 and 49,962 shares issued, respectively, and 33,690 and 33,653 shares outstanding, respectively	505	500
Additional paid-in capital	494,790	475,634
Common stock held in treasury, at cost, 16,859 and 16,309 shares, respectively	(502,488)	(479,968)
Retained earnings	836,852	766,385
Accumulated other comprehensive income	5,404	18,582
Total shareholders’ equity	835,063	781,133
Total liabilities and shareholders’ equity	$1,692,239	$1,609,026
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$70,467	$60,763
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	36,502	35,407
Amortization of intangibles	—	603
Loss on sale of property, plant and equipment	33	168
Deferred income tax net expense (benefit)	107	(123)
Stock-based compensation expense	10,590	9,232
Non-cash impairment	—	3,160
Changes in operating assets and liabilities:
Accounts receivable	(28,444)	(23,071)
Inventories	(65,637)	(112,851)
Other current and noncurrent assets	(4,017)	(3,881)
Accounts payable	19,146	107,425
Customer deposits	20,216	(19,510)
Other current and noncurrent liabilities	(3,393)	356
Cash flows provided by operating activities	55,570	57,678
Cash flows from investing activities:
Payments for property, plant and equipment	(26,898)	(58,289)
Proceeds from sale of property, plant and equipment	261	2,686
Cash flows used in investing activities	(26,637)	(55,603)
Cash flows from financing activities:
Borrowings under debt agreements	344,000	208,000
Payments on debt and capital lease obligations	(347,856)	(211,277)
Repurchases of common stock	(22,520)	(22,283)
Proceeds from exercise of stock options	11,333	14,121
Minimum tax withholding related to vesting of restricted stock	(2,762)	(1,567)
Cash flows used in financing activities	(17,805)	(13,006)
Effect of exchange rate changes on cash and cash equivalents	(2,889)	(620)
Net increase (decrease) in cash and cash equivalents	8,239	(11,551)
Cash and cash equivalents:
Beginning of period	346,591	341,865
End of period	$354,830	$330,314
See notes to Condensed Consolidated Financial Statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 4, 2015 and September 27, 2014, and the results of operations for the three and nine months ended July 4, 2015 and June 28, 2014, and the cash flows for the same nine month periods.
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
The Company’s reportable segments consist of the “Americas” (“AMER”), “Asia-Pacific” (“APAC”) and “Europe, Middle East and Africa” (“EMEA”). Refer to Note 10, "Reportable Segments," for further details on reportable segments.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid investments and are classified as Level 1 in the fair value hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $250.5 million and $247.5 million as of July 4, 2015 and September 27, 2014, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both July 4, 2015 and September 27, 2014. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

2.    Inventories
Inventories as of July 4, 2015 and September 27, 2014 consisted of (in thousands):

	July 4, 2015	September 27, 2014
Raw materials	$411,245	$371,641
Work-in-process	96,269	76,531
Finished goods	80,939	77,798
Total inventories	$588,453	$525,970
Per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 4, 2015 and September 27, 2014 was $59.9 million and $51.0 million, respectively.
3.    Property, Plant and Equipment
Property, plant and equipment as of July 4, 2015 and September 27, 2014 consisted of (in thousands):

	July 4, 2015	September 27, 2014
Land, buildings and improvements	$279,148	$283,569
Machinery and equipment	330,611	331,981
Computer hardware and software	102,593	95,780
Construction in progress	13,179	9,694
Total property, plant and equipment	725,531	721,024
Less: accumulated depreciation	402,710	386,098
Property, plant and equipment — net	$322,821	$334,926

4.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at July 4, 2015 and September 27, 2014 are summarized below (in thousands):

	July 4, 2015	September 27, 2014
5.20% Senior Notes, due June 15, 2018	$175,000	$175,000
Borrowings under revolving credit facility, due May 15, 2019	75,000	75,000
Capital lease obligations	5,455	8,414
Other financing obligation	8,110	8,000
Total debt, capital lease obligations, and other financing	263,565	266,414
Less current portion of debt, capital lease obligations, and other financing	4,281	4,368
Total debt, capital lease obligations, and other financing, less current portion	$259,284	$262,046
The Company has a $235.0 million five-year senior unsecured revolving credit facility (the “Credit Facility”), which expires on May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended July 4, 2015, the Company borrowed and then repaid $344.0 million of revolving borrowings under the Credit Facility. During the quarter ended July 4, 2015, the highest daily borrowing was $150.0 million and the average borrowing was $130.9 million.
Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00%

or base rate plus 0.00% upon reduction in the current total leverage ratio. As of July 4, 2015, the Company had a borrowing rate of LIBOR plus 1.13%. As of July 4, 2015, all outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of the interest rate swap contract discussed in Note 5, "Derivatives and Fair Value Measurements." The Company is required to pay a commitment fee based on the company's leverage ratio for the unused portion of the revolving credit facility. The fee is paid quarterly based on the prior quarter weighted average available revolving commitment. This rate was 0.2% as of July 4, 2015.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”); $175.0 million principal of the Notes was outstanding as of both July 4, 2015 and September 27, 2014.
The Notes and borrowings under the Credit Facility are carried at the principal amount outstanding.
Other financing obligations of $8.1 million and $8.0 million for the periods ended July 4, 2015 and September 27, 2014, respectively, relate to a non-cash financing transaction for the Company's facility in Guadalajara, Mexico.
5.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage foreign currency exchange risk and interest rates. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to fair value hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months the Company estimates that $3.8 million of unrealized losses, net of tax, related to foreign exchange contracts and interest rate swaps will be reclassified from other comprehensive income into earnings. Changes in the fair value of the derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $60.0 million as of July 4, 2015 and a notional value of $64.6 million as of September 27, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $3.5 million liability as of July 4, 2015 and a $0.8 million asset as of September 27, 2014.
The Company had additional forward currency exchange contracts outstanding with a notional value of $4.8 million as of July 4, 2015 and a notional value of $37.9 million as of September 27, 2014. The Company has not designated these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was less than $0.1 million asset as of July 4, 2015 and a $1.5 million asset as of September 27, 2014.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under its Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in “Accumulated other comprehensive income” on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract was a $0.3 million liability as of July 4, 2015 and a $0.2 million asset as of September 27, 2014. The notional amount of the Company’s interest rate swap was $75.0 million as of both July 4, 2015 and September 27, 2014.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 4, 2015	September 27, 2014		July 4, 2015	September 27, 2014
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$182	Current liabilities – other	$289	$—
Forward contracts	Prepaid expenses and other	$—	$812	Current liabilities – other	$3,486	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 4, 2015	September 27, 2014		July 4, 2015	September 27, 2014
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$37	$1,512	Current liabilities – other	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Interest rate swaps	$(3)	$(448)	Interest expense	$(134)	$(138)	Other income (expense)	$—	$—
Forward contracts	$(866)	$1,632	Selling and administrative expenses	$(1,753)	$(193)	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$77	$80	Other income (expense)	$—	$—
Income tax expense	$—	$—	Income tax benefit	$—	$(75)	Income tax expense	$—	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Interest rate swaps	$(876)	$(556)	Interest expense	$(404)	$(403)	Other income (expense)	$—	$—
Forward contracts	$(7,044)	$1,532	Selling and administrative expenses	$(2,743)	$(1,233)	Other income (expense)	$—	$—
Treasury rate locks	$—	$—	Interest income	$244	$240	Other income (expense)	$—	$—
Income tax expense	$—	$—	Income tax benefit	$—	$(1)	Income tax expense	$—	$—

The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of July 4, 2015 and September 27, 2014, by input level as defined in Note 1 (in thousands):

	Level 1	Level 2	Level 3	Total
July 4, 2015
Interest rate swaps	$—	$(289)	$—	$(289)
Foreign currency forward contracts	$—	$(3,449)	$—	$(3,449)
September 27, 2014
Interest rate swaps	$—	$182	$—	$182
Foreign currency forward contracts	$—	$2,324	$—	$2,324
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
6.    Income Taxes
Income tax expense for the three and nine months ended July 4, 2015 was $2.9 million and $9.1 million, respectively. The effective tax rates for the three and nine months ended July 4, 2015 were 10.8 percent and 11.4 percent, respectively, as compared to 9.6 percent and 5.5 percent for the three and nine months ended June 28, 2014, respectively.
The change in the effective tax rate for the three months ended July 4, 2015 as compared to the three months ended June 28, 2014, was primarily due to an increase in earnings in tax-paying jurisdictions and decreased earnings in jurisdictions where the Company maintains valuation allowances due to historical tax losses.
The increase in the effective tax rate for the nine months ended July 4, 2015 compared with the effective tax rate for the nine months ended June 28, 2014 was primarily the result of a net $3.8 million discrete tax benefit that occurred in the second quarter of fiscal 2014, largely related to the completion of U.S. federal and state audits. Without the discrete tax benefit, the effective tax rate for the nine months ended June 28, 2014 would have been 11.3 percent. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of July 4, 2015 as compared to September 27, 2014. The Company recognizes accrued interest and penalties related to the remaining uncertain tax positions in income tax expense. The amount of interest and penalties recorded for both the three and nine months ended July 4, 2015 was not material.

It is reasonably possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company has significant operations.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three and nine months ended July 4, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated. The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.
7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 4, 2015 and June 28, 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Basic and Diluted Earnings Per Share:
Net income	$23,794	$24,584	$70,467	$60,763
Basic weighted average common shares outstanding	33,653	33,837	33,617	33,810
Dilutive effect of share-based awards outstanding	801	833	783	876
Diluted weighted average shares outstanding	34,454	34,670	34,400	34,686
Earnings per share:
Basic	$0.71	$0.73	$2.10	$1.80
Diluted	$0.69	$0.71	$2.05	$1.75

For the three and nine months ended July 4, 2015, stock awards for approximately 0.3 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled stock-appreciation rights' ("SARs") exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.

For the three and nine months ended June 28, 2014, stock awards for approximately 0.5 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because the options' and stock-settled SARs' exercise prices were greater than the average market price of the Company's common shares and, therefore, their effect would be anti-dilutive.
8.    Stock-Based Compensation
The Company recognized $3.5 million and $10.6 million of compensation expense associated with stock-based awards for the three and nine months ended July 4, 2015, respectively, and $3.3 million and $9.2 million for the three and nine months ended June 28, 2014, respectively
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value restricted stock units ("RSUs").
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
10.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and impairment charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three and nine months ended July 4, 2015 and June 28, 2014, respectively, follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
AMER	$365,860	$324,544	$1,029,876	$868,824
APAC	313,900	295,625	966,433	831,358
EMEA	33,885	27,563	97,737	86,617
Elimination of inter-segment sales	(44,060)	(27,227)	(108,486)	(74,773)
	$669,585	$620,505	$1,985,560	$1,712,026
Operating income (loss):
AMER	$20,369	$21,806	$55,506	$53,730
APAC	37,082	35,890	119,852	102,143
EMEA	(2,511)	(3,594)	(8,136)	(7,506)
Corporate expenses and other costs	(26,309)	(25,904)	(80,357)	(79,408)
	$28,631	$28,198	$86,865	$68,959
Other income (expense):
Interest expense	$(3,280)	$(3,055)	$(10,440)	$(8,952)
Interest income	866	770	2,552	2,092
Miscellaneous	471	1,271	549	2,182
Income before income taxes	$26,688	$27,184	$79,526	$64,281

	July 4, 2015	September 27, 2014
Total assets:
AMER	$561,455	$521,259
APAC	978,892	881,426
EMEA	119,972	135,841
Corporate and eliminations	31,920	70,500
	$1,692,239	$1,609,026

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2014 and for the nine months ended July 4, 2015 (in thousands):

Limited warranty liability, as of September 28, 2013	$5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	1,414
Settlements (in cash or in kind) during the period	(2,468)
Limited warranty liability, as of July 4, 2015	$5,749
12.    Shareholders' Equity
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. During the three months ended July 4, 2015, the Company repurchased 169,774 shares for approximately $7.5 million, at an average price of $44.40 per share. During the nine months ended July 4, 2015, the Company repurchased 549,656 shares for approximately $22.5 million, at an average price of $40.97 per share. These shares were recorded as treasury stock.
On August 19, 2013, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2014. During the three months ended June 28, 2014, the Company repurchased 186,051 shares for approximately $7.7 million, at an average price of $41.52 per share. During the nine months ended June 28, 2014, the Company repurchased 545,052 shares for approximately $22.3 million, at an average price of $40.88 per share. These shares were recorded as treasury stock. In addition, as of June 28, 2014, the Company had a commitment of approximately $0.4 million to purchase 8,678 shares, which were purchased before June 28, 2014, but settled after the end of the third quarter of fiscal 2014.
13.    Restructuring Costs
The Company did not incur any restructuring and impairment charges for the three months ended July 4, 2015. Restructuring costs for the nine months ended July 4, 2015, related to the relocation of manufacturing operations from Juarez, Mexico to

Guadalajara, Mexico. These charges are recorded within restructuring and impairment charges on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within other accrued liabilities on the Condensed Consolidated Balance Sheets.
For the nine months ended July 4, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of the following:

•	$1.6 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara; and

•	$0.1 million of employee termination and severance costs related to the Company's former workforce in Juarez.
The Company did not recognize an income tax benefit for these restructuring costs due to tax losses in the jurisdiction where the restructuring costs occurred.
The Company's restructuring accrual activity for the nine months ended July 4, 2015 is included in the table below (in thousands):

	Employee	Lease
	Termination	Obligations
	and Severance	and Other
	Costs	Exit Costs	Total
Accrued balance, September 27, 2014	$142	$—	$142
Restructuring costs	144	1,547	1,691
Amounts utilized	(286)	(1,547)	(1,833)
Accrued balance, July 4, 2015	$—	$—	$—
14.    New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015 the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the fiscal first quarter of 2019, with early adoption permitted, but not before the original effective date (fiscal first quarter of 2018). The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
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
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities, such as our new facility in Guadalajara, Mexico; possible unexpected costs and operating disruption in transitioning programs; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; the adequacy of restructuring and similar charges as compared to actual expenses; our ability to manage successfully a complex business model characterized by high customer and product mix, low volumes and demanding quality, regulatory, and other requirements; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed herein, as well as those in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2014 Form 10-K).

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

RESULTS OF OPERATIONS
Consolidated Performance Summary
The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$669.6	$620.5	$1,985.6	$1,712.0
Gross profit	$59.1	$58.6	$180.3	$162.9
Gross margin	8.8%	9.4%	9.1%	9.5%
Operating income	$28.6	$28.2	$86.9	$69.0
Operating margin	4.3%	4.5%	4.4%	4.0%
Net income	$23.8	$24.6	$70.5	$60.8
Diluted earnings per share	$0.69	$0.71	$2.05	$1.75
Return on invested capital*			14.1%	14.6%
Economic return*			3.1%	3.6%
* Non-GAAP metric; refer to Exhibit 99.1 for reconciliation.
Net sales. For the three months ended July 4, 2015, net sales increased $49.1 million, or 7.9 percent, compared to the three months ended June 28, 2014. This increase was primarily driven by a $45.6 million increase in net sales from the networking/communications and industrial/commercial sectors, where new product ramps were $17.2 million for a networking/communications customer and a new customer in the industrial/commercial sector ramped production in the current quarter resulting in an additional $17.2 million of net sales. The remainder of the increase was primarily due to program ramps and increased end-market demand. These increases were partially offset by the loss of a customer due to the inability to reach mutually agreeable contractual terms in the industrial/commercial sector.
For the nine months ended July 4, 2015, net sales increased $273.6 million, or 16.0 percent, compared to the nine months ended June 28, 2014. This increase was largely driven by a $138.3 million increase in net sales from the networking/communications sector as a result of increased end-market demand and new program launches for three customers. Sales growth from a customer in the healthcare/life sciences sector contributed an incremental $32.6 million primarily driven by a new product offering, and a new customer in the industrial/commercial sector ramped during the fiscal third quarter of 2015, contributing $20.7 million in sales growth. The remainder of the net sales increase was driven by higher net sales across all market sectors primarily due to new program ramps and increased end-market demand. The increase was partially offset by a customer disengagement, loss of a program from a customer and the loss of a customer due to the inability to reach mutually agreeable contractual terms.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Networking/Communications	$221.8	$203.1	$665.7	$528.4
Healthcare/Life Sciences	179.8	176.8	566.7	508.5
Industrial/Commercial	176.3	153.5	484.7	433.5
Defense/Security/Aerospace	91.7	87.1	268.5	241.6
Total net sales	$669.6	$620.5	$1,985.6	$1,712.0
Networking/Communications. Net sales for the networking/communications sector increased $18.7 million for the three months ended July 4, 2015 as compared to the three months ended June 28, 2014. The increase was primarily the result of additional sales to a customer of $17.2 million resulting from end-market acceptance of its new product, while net sales increased by $10.2 million from two customers due to end-market demand. The increase in net sales was partially offset by a $6.0 million decrease for a customer that experienced softening in its end-market.
Net sales for the networking/communications sector increased $137.3 million for the nine months ended July 4, 2015 as compared to the nine months ended June 28, 2014. The increase was primarily the result of $148.5 million of increased sales to four customers resulting from end-market demand. This increase was partially offset by the disengagement of one customer that occurred in fiscal third quarter of 2014, which resulted in a decrease in revenue of $10.5 million.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector increased $3.0 million for the three months ended July 4, 2015 as compared to the three months ended June 28, 2014. The slight increase was primarily the result of a program ramp for a customer partially offset by end-market softening for several customers during the quarter.
Net sales for the healthcare/life sciences sector increased $58.2 million for the nine months ended July 4, 2015 as compared to the nine months ended June 28, 2014. The increase was primarily driven by $32.6 million from one customer’s new product ramp, coupled with increased end-market demand and new program launches for several customers. The increase was partially offset by loss of a program from a customer, which resulted in a decrease of $10.3 million, and end-market softening for several customers.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $22.8 million for the three months ended July 4, 2015 as compared to the three months ended June 28, 2014. The increase resulted from increased net sales across various customers, including a $17.2 million increase due to a new customer ramp up in the current quarter. This was partially offset by a $10.5 million decrease as a result of the loss of a customer due to the inability to reach mutually agreeable contractual terms.
Net sales for the industrial/commercial sector increased $51.2 million for the nine months ended July 4, 2015 as compared to the nine months ended June 28, 2014. The increase was primarily driven by $20.7 million due to the ramp in production for a new customer, as well as a $12.3 million increase due to end of life production for a customer. The remaining increase was the net result of mixed market movement across the rest of the sector. These increases were partially offset by the loss of a customer due to the inability to reach mutually agreeable contractual terms resulting in a $16.0 million decrease.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $4.6 million for the three months ended July 4, 2015 as compared to the three months ended June 28, 2014. The increase to net sales was attributable to program ramps and increased end-market demand which has been partially offset by production process constraints in one of the defense/security/aerospace focus factories.
Net sales for the defense/security/aerospace sector increased $26.9 million for the nine months ended July 4, 2015 as compared to the nine months ended June 28, 2014. The increase was primarily driven by $18.2 million in net sales from three customers attributable to program ramps and increased end-market demand. The remainder of the increase resulted from various other customers as a result of new program ramps and increased end-market demand.
Gross profit. For the three months ended July 4, 2015, gross profit increased $0.5 million, or 0.9 percent, as compared to the three months ended June 28, 2014. The slight increase in gross profit was primarily driven by the increase in net sales, mostly offset by operational inefficiencies related to investing in our sites and production process constraints in a focus factory producing for our defense/security/aerospace sector, which caused gross margin to decrease to 8.8 percent from 9.4 percent.
For the nine months ended July 4, 2015, gross profit increased $17.4 million, or 10.7 percent, as compared to the nine months ended June 28, 2014. The increase in gross profit was primarily driven by the increase in net sales, partially offset by a decrease in gross margin to 9.1 percent from 9.5 percent, driven by operational inefficiencies related to investing in our sites and production process constraints in a facility producing for our defense/security/aerospace sector.
Operating income. For the three months ended July 4, 2015, operating income increased $0.4 million as compared to the three months ended June 28, 2014 primarily due to the slight increase in gross profit and a $1.2 million decrease in restructuring costs. These increases were partially offset by a $1.3 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, which was driven primarily by increased employee compensation expense. Operating margin decreased to 4.3 percent for the three months ended July 4, 2015 from 4.5 percent for the three months ended June 28, 2014 due to the decrease in gross margin.
For the nine months ended July 4, 2015, operating income increased $17.9 million as compared to the nine months ended June 28, 2014 primarily due to the increase in gross profit and a $9.2 million decrease in restructuring costs. This was partially offset by an $8.6 million increase in S&A expenses for the nine months ended July 4, 2015 as compared to June 28, 2014, which was driven primarily by increased variable compensation expense, stock-based compensation expense, and additional expenses to support revenue growth. As a result, operating margin increased to 4.4 percent for the nine months ended July 4, 2015 from 4.0 percent for the nine months ended June 28, 2014.

Other income (expense). Other expense increased to $1.9 million for the three months ended July 4, 2015, as compared to $1.0 million for the three months ended June 28, 2014. The increase in other expense for the three months ended July 4, 2015 was primarily the result of a non-recurring $0.8 million favorable outcome on a land penalty in China in the fiscal third quarter of 2014.
Other expense increased to $7.3 million for the nine months ended July 4, 2015, as compared to $4.7 million for the nine months ended June 28, 2014. The increase in other expense for the nine months ended July 4, 2015 was primarily the result of a $1.5 million increase in interest expense related to our Guadalajara facility and increased borrowings coupled with a non-recurring $0.8 million favorable outcome on a land penalty in China in the fiscal third quarter of 2014.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Effective tax rate	10.8%	9.6%	11.4%	5.5%
Income tax expense was $2.9 million and $2.6 million for the three months ended July 4, 2015 and June 28, 2014, respectively. Income tax expense was $9.1 million and $3.5 million for the nine months ended July 4, 2015 and June 28, 2014, respectively. Income tax expense for the nine months ended June 28, 2014 was favorably impacted by $3.8 million of discrete tax items recorded during the second quarter of fiscal 2014, primarily related to the completion of U.S. federal and state audits.
The impact of discrete items on the Company's income tax expense is reflected in the following table (in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Income tax expense, as reported	$2.9	$2.6	$9.1	$3.5
Impact of discrete tax items	—	—	—	3.8
Income tax expense, as adjusted*	$2.9	$2.6	$9.1	$7.3
*The company believes that the non-GAAP presentation of income tax expense, as adjusted provides a more accurate representation and allows for a more meaningful comparison of reporting periods by eliminating discrete benefits unrelated to operations in those periods.
Income tax expense for the three and nine months ended July 4, 2015 was higher than adjusted tax expense for the three and nine months ended June 28, 2014 primarily due to increased earnings in jurisdictions where the Company pays tax.
The effective tax rate can fluctuate and vary from the U.S. statutory rate of 35.0 percent primarily from the amount and geographic distribution of earnings, as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings.
The estimated effective income tax rate for fiscal 2015 is expected to be between 10.0 percent and 12.0 percent.
Net income. Net income for the three months ended July 4, 2015 decreased $0.8 million, or 3.3 percent, to $23.8 million from $24.6 million for the three months ended June 28, 2014. Net income decreased during the third quarter as a result of increased S&A costs and other expense, partially offset by revenue growth during the quarter and a decrease in restructuring costs. Net income for the nine months ended July 4, 2015 increased $9.7 million, or 16.0 percent, to $70.5 million from $60.8 million for the nine months ended June 28, 2014. Net income increased for the nine months ended July 4, 2015 as a result of revenue growth and a decrease in restructuring costs. This increase was partially offset by increased S&A expense and increased other expense.

Diluted earnings per share. Diluted earnings per share, as reported and diluted earnings per share, as adjusted to exclude restructuring costs and discrete tax items, for the three and nine months ended July 4, 2015 and June 28, 2014, were as follows:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Diluted earnings per share, as reported	$0.69	$0.71	$2.05	$1.75
Impact of restructuring costs	—	0.03	0.05	0.31
Impact of discrete tax items	—	—	—	(0.11)
Diluted earnings per share, as adjusted*	$0.69	$0.74	$2.10	$1.95
*The Company believes that the non-GAAP presentation of diluted earnings per share excluding restructuring costs and discrete tax items provides a more meaningful comparison of reporting periods by eliminating items unrelated to operations in those periods.
The decrease in adjusted diluted earnings per share for the three months ended July 4, 2015 was primarily the result of the decrease in net income noted above.
The increase in adjusted diluted earnings per share for the nine months ended July 4, 2015 was primarily the result of the increase in net income noted above.
See Note 13, “Restructuring Costs,” and Note 6, “Income Taxes,” in Notes to Condensed Consolidated Financial Statements.
Return on Invested Capital (“ROIC”) and Economic Return. We use a 5-5 financial model that is aligned with our business strategy and includes a ROIC goal of 5.0 percentage points over our weighted average cost of capital (“WACC”), which we refer to as “Economic Return,” and a 5.0 percent operating margin target. Our primary focus is on our Economic Return goal of 5.0 percentage points, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12.0 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2015. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.1 percent and 14.6 percent for the nine months ended July 4, 2015 and June 28, 2014, respectively, and was calculated excluding restructuring costs of $1.7 million and $10.9 million, respectively. See the table below for our calculation of ROIC and Economic Return (dollars in millions):

	Nine Months Ended
	July 4, 2015	June 28, 2014
Annualized operating income (tax effected)	$105,088	$96,853
Average invested capital	745,030	661,835
After-tax ROIC	14.1%	14.6%
WACC	11.0%	11.0%
Economic Return	3.1%	3.6%
We define ROIC as tax-effected operating income before restructuring costs divided by average invested capital over a rolling four-quarter period for the third quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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

REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
AMER	$365.9	$324.5	$1,029.9	$868.8
APAC	313.9	295.6	966.4	831.4
EMEA	33.9	27.6	97.7	86.6
Elimination of inter-segment sales	(44.0)	(27.2)	(108.4)	(74.8)
Total net sales	$669.7	$620.5	$1,985.6	$1,712.0
Operating income (loss):
AMER	$20.4	$21.8	$55.5	$53.7
APAC	37.1	35.9	119.9	102.1
EMEA	(2.5)	(3.6)	(8.1)	(7.5)
Corporate expenses and other costs	(26.3)	(25.9)	(80.4)	(79.3)
Total operating income	$28.7	$28.2	$86.9	$69.0
AMER. Net sales for the three months ended July 4, 2015 increased $41.4 million, or 12.8 percent, as compared to the prior year period primarily due to the addition of a new industrial/commercial customer, which resulted in a $17.2 million increase in the fiscal third quarter of 2015 and a $17.2 million increase related to networking/communications customer as a result of new product ramps. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the three months ended July 4, 2015 decreased $1.4 million, or 6.4 percent, as compared to the prior year period, primarily due to increased operational inefficiencies related to investing in our sites and production process constraints in a focus factory producing for our defense/security/aerospace sector, partially offset by increased sales.
Net sales for the nine months ended July 4, 2015 increased $161.1 million, or 18.5 percent, as compared to the prior year period, primarily due to an $97.1 million increase in net sales from a customer in the networking/communications sector as a result of new product ramps and expansion of its end-market demand. Additionally, a new customer ramped during the fiscal third quarter of 2015, which contributed $20.7 million in sales growth for the nine months ended July 4, 2015. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the nine months ended July 4, 2015 increased $1.8 million, or 3.4 percent, as compared to the prior year period, primarily due to increased sales, partially offset by operational inefficiencies related to investing in our sites and production process constraints in a focus factory producing for our defense/security/aerospace sector.
APAC. Net sales for the three months ended July 4, 2015 increased $18.3 million, or 6.2 percent, as compared to the prior year period. Increases from several customers in the networking/communications and healthcare/life sciences market sectors drove the increase in net sales due to increased end-market demand and new program ramps. Operating income for the three months ended July 4, 2015 increased $1.2 million, or 3.3 percent, as compared to the prior year period due primarily to increased sales.
Net sales for the nine months ended July 4, 2015 increased $135.0 million, or 16.2 percent, as compared to the prior year period. The increase in net sales was primarily driven by $33.7 million of incremental sales to one healthcare/life sciences customer resulting from new product launches, and a $23.9 million increase to another customer resulting from increased end-market demand. Increases from several other customers across all market sectors drove the remaining increase in net sales. Operating income for the nine months ended July 4, 2015 increased $17.8 million, or 17.4 percent, as compared to the prior year period due primarily to increased sales, favorable fixed cost leverage and an improvement in customer mix.
EMEA. Net sales for the three months ended July 4, 2015 increased $6.3 million, or 22.8 percent, as compared to the prior year period primarily due to new program ramps for two customers. This was partially offset by one customer disengagement. Operating loss for the three months ended July 4, 2015 of $2.5 million decreased by $1.1 million as compared to the prior year period, primarily due to increased operational efficiencies in Romania.
Net sales for the nine months ended July 4, 2015 increased $11.1 million, or 12.8 percent, as compared to the prior year period primarily due to program ramps for three customers along with a new customer in the current period. Operating loss for the nine months ended July 4, 2015 of $8.1 million increased by $0.6 million as compared to the prior year period, primarily due to increased compensation expenses in both Romania and United Kingdom, partially offset by increased operational efficiencies in Romania.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $354.8 million as of July 4, 2015 and $346.6 million as of September 27, 2014.
As of July 4, 2015, approximately 84.5 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under our U.S. credit facilities and cash from our foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below shows a summary of cash flows for the periods presented (dollars in millions):

	Nine Months Ended
	July 4, 2015	June 28, 2014
Cash provided by operating activities	$55.6	$57.7
Cash used in investing activities	(26.6)	(55.6)
Cash used in financing activities	(17.8)	(13.0)
Operating Activities. Cash flows provided by operating activities were $55.6 million for the nine months ended July 4, 2015, as compared to $57.7 million for the nine months ended June 28, 2014. Cash flows provided by operating activities decreased primarily due to the impact of increases in working capital, partially offset by an increase in net income.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 4, 2015	June 28, 2014
Days in accounts receivable	48	48
Days in inventory	88	84
Days in accounts payable	62	67
Days in cash deposits	12	8
Annualized cash cycle	62	57
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
As of July 4, 2015, cash cycle days increased by 5 days compared to June 28, 2014 due to the following factors:
Days in inventory for the three months ended July 4, 2015 increased by 4 days compared to the three months ended June 28, 2014, primarily driven by a reduction in net sales compared to forecasted net sales.
Days in accounts payable for the three months ended July 4, 2015 decreased by 5 days compared to the three months ended June 28, 2014, primarily due to the timing of inventory purchases and supplier payments.
Days in cash deposits for the three months ended July 4, 2015, increased by 4 days compared to the three months ended June 28, 2014, due to increased collection of inventory-related and other cash deposits from customers.
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

For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Nine Months Ended
	July 4, 2015	June 28, 2014
Cash flows provided by operating activities	$55.6	$57.7
Payments for property, plant and equipment	(26.9)	(58.3)
Free cash flow	$28.7	$(0.6)
Investing Activities. Cash flows used in investing activities totaled $26.6 million for the nine months ended July 4, 2015 as compared to cash flows used in investing activities of $55.6 million for the nine months ended June 28, 2014. Cash flows used in investing activities decreased primarily due to the completion of facility construction in Guadalajara in fiscal 2014.
We currently estimate funded capital expenditures for fiscal 2015 will be approximately $40.0 million, of which $26.9 million was funded through the third quarter of fiscal 2015. The remaining fiscal 2015 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $17.8 million for the nine months ended July 4, 2015 as compared to $13.0 million for the nine months ended June 28, 2014. In the nine months ended July 4, 2015, we borrowed and then repaid $344.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the nine months ended July 4, 2015 were comprised primarily of $22.5 million of purchases of common stock as part of our stock repurchase program as well as $3.9 million for payments on capital leases. Cash flows used in financing activities in the nine months ended July 4, 2015 were partially offset by $11.3 million of proceeds received from the exercise of stock options. Cash flows used in financing activities for the nine months ended June 28, 2014 were comprised primarily of purchases of common stock as part of our stock repurchase program as well as payments on debt and capital leases, partially offset by $14.1 million of proceeds received from the exercise of stock options.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. The Company expects to complete this program during the remainder of fiscal 2015. During the nine months ended July 4, 2015, the Company repurchased 549,656 shares for approximately $22.5 million, at an average price of $40.97 per share. These shares were recorded as treasury stock.
The Company's Credit Facility is a $235.0 million revolving credit facility with a termination date of May 15, 2019. The Credit Facility may potentially be increased by $100.0 million to $335.0 million, generally by mutual agreement of the Company and the lenders subject to certain customary conditions. During the quarter ended July 4, 2015, the highest daily borrowing was $150.0 million and the average borrowing was $130.9 million.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of July 4, 2015, the Company was in compliance with all financial covenants of the Credit Agreement.
The Note Purchase Agreement related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"), contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of July 4, 2015, we were in compliance with all such covenants relating to the Notes and the related Note Purchase Agreement.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 4, 2015 (dollars in millions):

	Payments due by fiscal year
Contractual Obligations	Total	Remaining 2015	2016-2017	2018-2019	2020 and thereafter

Long-Term Debt Obligations (1,2)	$280.9	$2.5	$20.1	$258.3	$—
Capital Lease Obligations	5.5	1.1	4.4	—	—
Operating Lease Obligations	13.7	2.1	9.1	1.5	1.0
Purchase Obligations (3)	483.4	376.0	107.2	0.2	—
Other Long-Term Liabilities on the Balance Sheet (4)	9.1	0.4	1.0	0.3	7.4
Other Long-Term Liabilities not on the Balance Sheet (5)	12.4	3.1	6.6	0.4	2.3
Other financing obligations (6)	14.7	0.4	2.9	3.1	8.3
Total Contractual Cash Obligations	$819.7	$385.6	$151.3	$263.8	$19.0

1)
Includes amounts outstanding under the Credit Facility. As of July 4, 2015, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

2)	Includes $175.0 million in principal amount of Notes. The amounts listed above include interest; see Note 4 in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of July 4, 2015, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of July 4, 2015, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.4 million, as of July 4, 2015, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of July 4, 2015, other long-term obligations not on the balance sheet consisted of a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause, as well as $9.4 million for guarantees and hedging agreements. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2014 annual report on Form 10-K. During the fiscal third quarter of 2015, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	7.4%	6.3%	7.0%	7.3%
Total costs	12.2%	13.3%	12.1%	12.7%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 4, 2015, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our revolving credit facility. For more information, refer to Note 5, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of July 4, 2015, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2015, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 4, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*

April 5, 2015 to May 2, 2015	51,421	$42.86	51,421	$12,814,155

May 3, 2015 to May 30, 2015	54,170	$44.47	54,170	$10,405,059

May 31, 2015 to July 4, 2015	64,183	$45.57	64,183	$7,480,189

Total	169,774	$44.40	169,774
* On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2015. As of July 4, 2015, the Company had repurchased 549,656 shares for approximately $22.5 million, at an average price of $40.97 per share. These shares were recorded as treasury stock.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 8/7/15	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 8/7/15	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer