Form 10-K
period 2015-10-03
PLEXUS CORP
filed 2015-11-20
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    •
As of April 4, 2015, 33,594,930 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $41.80 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 376,447 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1,388.5 million.
As of November 16, 2015, there were 33,420,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2016 Annual
Meeting of Shareholders	Part III

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
October 3, 2015

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed below in “Risk Factors,” otherwise herein, and in our other Securities and Exchange Commission filings.

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

We provide award-winning customer service to more than 140 branded product companies in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and Aftermarket Services. To service the complexities that our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers’ products from concept to end of life.

Plexus is passionate about being the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs, characterized by unique flexibility, technology, quality and regulatory requirements. To support and deliver on our strategy, we align our operations, processes, workforce and financial metrics to create:

•	A high performance, accountable organization with a highly skilled and talented workforce that is deeply passionate about driving growth through customer service excellence;

•	A customer driven, disciplined deployment of strategic growth through sector based go-to-market strategies; and

•	Execution driven by a collaborative, customer centric culture that continuously evaluates and optimizes our business processes to support our shareholder return goals.

We operate flexible manufacturing facilities and design our processes to accommodate customers with multiple product lines and configurations. One or more uniquely configured “focus factories,” supported by a tailored supply chain and logistics solution, are designed to meet the flexibility and responsiveness needed to support customer fulfillment requirements.

We accomplish our go-to-market strategy through the four market sectors we serve. Each sector has a market sector vice president and a business development and customer management leader who together oversee and provide leadership to teams that include business development directors, customer directors or managers, supply chain and manufacturing subject matter experts, and market sector analysts. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique quality and regulatory requirements.

Our market sector teams help define Plexus' strategy for growth with a particular focus on expanding the value-added solutions we offer customers. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives us a business advantage.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital (“ROIC”) 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as "Economic Return." We review our internal calculation of WACC annually; at the end of fiscal 2015 our estimated WACC was 11.0 percent. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders.

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

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with many other technology pioneering start-ups or emerging companies that may or may not maintain manufacturing capabilities. As a result of serving market sectors that rely on advanced electronics technology, our business is influenced by critical technological trends such as the level and rate of development of wired and wireless telecommunications infrastructure, communications data and data bandwidth growth, and internet usage. In addition to prime technology advancements, key government and policy trends impact our business, including the U.S. Food and Drug Administration’s (“FDA”) approval of new medical devices, defense procurement practices, and other government and regulatory processes. Plexus may benefit from increasing outsourcing trends. We provide most of our optimized solutions on a turnkey basis, and we procure some or all materials required for product assembly. We provide select services on a consignment basis, meaning the customer supplies the necessary materials and Plexus provides the labor and other services required for product assembly. In addition to manufacturing, turnkey service requires material procurement and warehousing and involves greater resource investments than consignment services. Other than certain test equipment and software used for internal operations, we do not design or manufacture our own proprietary products.

Established in 1979 as a Wisconsin corporation, we have approximately 14,000 full-time employees, including approximately 2,900 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 24 active facilities, totaling approximately 3.4 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and Aftermarket Service needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, and after we electronically file or furnish all reports to the Securities and Exchange Commission (“SEC”), we provide online copies, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and amendments to those reports. You may also access these reports at the SEC's website at www.sec.gov. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website.

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

| Conceptualize | Design | Commercialize | Manufacture | Fulfill | Sustain |

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

Design. Plexus invests in the latest technology, design and automation tools to provide comprehensive design and value- engineering solutions. We engage with our customers in a variety of ways – from supporting a short-term expansion of their engineering design capabilities to collaborating on complex, turn-key product designs. Our disciplined approach and structure enables significant project schedule flexibility via work-sharing across our organization. Product design includes, but is not limited to, the following solutions:

•	Program management

•	Feasibility studies

•	Specification development for product features and functionality

•	Circuit design (digital, microprocessor, power, analog, radio frequency (“RF”), optical and micro-electronics)

•	Field programmable gate array design (“FPGA”)

•	Printed circuit board layout

•	Embedded software design

•	Mechanical design (thermal analysis, fluidics, robotics, plastic components, sheet metal enclosures and castings)

•	Test specifications development and product verification testing

•	Automated (robotic) production solutions and complex automation design

Commercialize. The commercialize phase carries significant influence with respect to converting ideas into viable products.

Commercialization starts early in the design phase and extends through manufacturing transition, often in tandem with Design for Excellence (“DFX”). Our DFX solutions encompass a wide collection of specific design solutions including design for test, design for manufacturability/assembly and design for fabrication. The goal of DFX is to facilitate an efficient transition from engineering to manufacturing. Commercialization also includes prototyping, new product introduction, design for supply chain, test development and transition management. We believe our commercialization solutions provide significant value by accelerating speed-to-market, reducing change activity and providing customers with a robust and manufacturable product.

Manufacture. Plexus applies an optimized manufacturing approach, not a one-size-fits-all model. Our scalable manufacturing solutions create flexibility for our customers through tailored supply chain solutions. Our focus-factory model provides a dedicated team designed to drive success that places the customer at the center of operations. Plexus exclusively focuses on mid-to-low volume, higher-complexity programs that range from lower-level assemblies to finished electro-mechanical products. Our manufactured products typically fall into one of the following categories in our assembly spectrum:

•	Printed circuit board assembly - a printed circuit board (“PCB”) populated with electronic components

•	Basic assembly - a sub-assembly that includes PCBs and other components

•
System integration - a finished product or sub-system assembly that includes more complex components such as PCBs, basic assemblies, custom engineered components, displays, optics, metering and measurement or thermal management

•
Mechatronic integration - more complex system integration that combines electronic controls with mechanical systems and processes such as motion control, robotics, drive systems, fluidics, hydraulics or pneumatics

System and mechatronic integration products may run larger in size than other assemblies; the products range from kiosks to finished healthcare devices and life sciences equipment to other complex electro-mechanical assemblies. These products often combine other integrated solutions we provide and may require unique facility configurations or supply chain solutions.

Fulfill. Plexus offers fulfillment and logistics solutions to our customers in the forms of Direct Order Fulfillment (“DOF”), Build to Order (“BTO”) and Configure to Order (“CTO”). Plexus receives DOF orders from our customers that provide the final specifications and configurations required by their end customers. Through BTO and CTO, Plexus delivers the product directly to the end customer. The DOF process relies on Enterprise Resource Planning (“ERP”) systems integrating the overall supply chain, from parts procurement through manufacturing and logistics.

Sustain. Plexus sustains our customers' products by providing a range of Aftermarket Services, including complex repair, refurbishment and product support for products the Company manufactures. In addition, we also provide customized solutions for products we did not manufacture.

Our Aftermarket Services offerings include:

• Screening	• Loaner program	• Part harvesting
• In/Out warranty repair	• Advanced exchange	• Part repair
• Upgrade	• Demo unit management	• Warranty redemption
• Refurbishment	• Recycling	• Part fulfillment
• Decontamination	• Destruction	• Part fulfillment with warranty redemption
• Complaint handling	• Part sales

Regulatory requirements. All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2008. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements and similar regulatory requirements in other countries. Our manufacturing and engineering facilities are certified to the most current revision of the ISO 9001 standard. We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2003	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
CFDA (Finished Medical)		X
JMGP accreditation	X	X	X
ANVISA accreditation	X
Environmental Standard ISO - 14001	X	X	X
Environmental Standard OSHAS 18001		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
Telecommunications Standard TL 9000	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
ATEX/IECEx certification		X	X

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2015, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

ARRIS Group, Inc. (“Arris”) and General Electric Company (“GE”) accounted for 12.6 percent and 10.6 percent, respectively, of our net sales during fiscal 2015 and 12.5 percent and 11.2 percent, respectively, of our net sales in fiscal 2014. Juniper Networks, Inc. (“Juniper”), which accounted for 12.8 percent of our net sales in fiscal 2013, disengaged from Plexus in fiscal 2013. Other than Arris and GE in fiscal 2015 and 2014, and Juniper in fiscal 2013, no other customer accounted for 10.0 percent or more of our net sales in those fiscal years.
Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customer could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector. Many of our large customers contract with us through independent multiple divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for fiscal 2015, 2014 and 2013 is shown in the following table:

Industry	2015	2014	2013
Networking/Communications	32%	32%	37%
Healthcare/Life Sciences	28%	29%	25%
Industrial/Commercial	26%	25%	25%
Defense/Security/Aerospace	14%	14%	13%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors, we evaluate our financial performance and allocate our resources geographically (see Note 11 in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers a uniform array of services for customers in each market sector and we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor internally track our costs and resources per market sector.

Materials and Suppliers
We typically purchase raw materials, including PCBs and electronic components, from manufacturers and distributors. Under certain circumstances, we will purchase components from brokers, customers or competitors. The key electronic components we purchase include: specialized components (such as application-specific integrated circuits), semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors and capacitors.

We also purchase non-electronic, typically custom engineered, components used in manufacturing and higher-level assembly. These components include molded/formed plastics, sheet metal fabrications, aluminum extrusions, robotics, motors, vision sensors, motion/actuation, fluidics, displays, die castings and various other hardware and fastener components. These components are sourced from both Plexus preferred suppliers and customer directed suppliers. Components range from standard to highly customized and vary widely in terms of market availability and price.

Component shortages and subsequent allocations by our suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time. We discuss the causes of these shortages more fully in “Risk Factors” in Part I, Item 1A herein. We actively manage our business to minimize our exposure to material and component shortages.

The Plexus global supply chain management organization attempts to create strong supplier alliances and ensure a steady flow of components and products at competitive prices. We strive to achieve these goals through advanced supply chain solutions we develop in partnership with our customers, risk management tools and global expediting processes. Plexus can often influence the selection of new product components throughout the design phase of the Product Realization Value Stream.

Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. We provide flexible solutions, timely order fulfillment, and strong engineering, testing and production capabilities. A number of competitors may provide electronics manufacturing and engineering services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus occasionally competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities, in order to remain highly competitive within the broad scope of the EMS industry.

Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

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

Social Responsibility
Plexus is committed to social responsibility throughout our global business operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s “Guidance on Social Responsibility” (ISO 26000) and standards established by the Electronics Industry Citizenship Coalition (the "EICC"). Plexus is an applicant member of the EICC. Information about our corporate social responsibility efforts is available on our website at www.plexus.com/about-us/social-responsibility.

Employees
We make a considerable effort to maintain a highly-qualified and engaged work force. We have been able to offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development opportunities for employees with potential for advancement. We invest at all levels of the organization to ensure that employees are well trained and qualified for their positions. We have a policy of involvement and consultation with employees at every facility and strive for continuous improvement at all levels.

We employ approximately 14,000 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 251 and 494 of our employees are covered by union agreements in the United Kingdom and Mexico, respectively. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are generally positive and stable.

ITEM 1A.	RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the life-cycle of our customers' technology-dependent products

•	customers' operating results and business conditions

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions and market sectors

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	failure of our customers to pay amounts due to us

•	claims alleging defective goods or services or breaches of contractual requirements

•	challenges associated with the engagement of new customers or additional programs or services for existing customers

•	customer disengagements

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning and executing production, and managing inventory, fixed assets and manufacturing processes

•	changes in the cost and availability of labor and components

•	changes in exchange rates, and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose any of these customers or if there are challenges in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for 56.1 percent of our net sales for the fiscal year ended October 3, 2015, and 55.1 percent of our net sales for the fiscal year ended September 27, 2014. During fiscal years ended October 3, 2015 and September 27, 2014, there were two customers that each represented 10.0 percent or more of our net sales.
Our principal customers may vary from period to period, and our principal customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. We have experienced from time to time, and in the future may experience, significant customer or program disengagements and the end of life of significant programs. Especially given our discrete number of customers, significant reductions in net sales to any of our major customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.
In addition, we focus our sales efforts on customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Economic, business and/or regulatory conditions that affect the sector, or the Company’s failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally, including as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act").
Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors. Any weakness in our customers' end markets could affect our business and results of operations.
We rely on timely and regular payments from our customers; therefore, deterioration in the payment experience with or credit quality of our major customers could have a material adverse effect on our financial condition and results of operations. The inability or failure of our major customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations.

From time to time, our customers, including formerly significant customers, have been affected by merger and acquisition activity. While these transactions may present Plexus with opportunities to capture new business, they also create the risk that these customers will partially or completely disengage as a result of transitioning such business to Plexus' competitors or deciding to manufacture the products internally.
Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.
We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, a significant amount of our cash balances are currently held outside of the U.S. We also purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability

•	transportation delays or interruptions

•	exchange rate fluctuations

•	potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.

•
changes in labor markets, such as government-mandated wage increases, limitations on immigration or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, applicable to companies with global operations

•	changes in the taxation of earnings both in the U.S. and in other countries

•	reputational risks related to, among other factors, varying standards and practices among countries

•	changes in duty rates

•	significant natural disasters and other events or factors impacting local infrastructure

•	the effects of other international political developments, such as embargoes, sanctions, boycotts, energy disruptions and trade agreements (including the proposed Trans-Pacific Partnership), and

•	regulatory requirements and potential changes to those requirements.

We continue to monitor our risk associated with foreign currency translation and have entered into limited forward contracts to address this risk. As our international operations expand, our failure to appropriately address foreign currency transactions and/or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows. In addition, developments affecting particular countries can adversely affect our ability to access cash or other assets held in such countries.
A significant portion of our operations currently occurs in, and cash balances are held in, the APAC region, particularly in Malaysia. The concentration of our operations, assets and profitability in that region exposes us to adverse developments, economic, political or otherwise, in those countries.
Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora ("IMMEX") program. This program provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Compliance with trade agreements could, among other effects, lead to increased personnel expenses or subject Plexus to additional requirements related to environmental, health and safety matters.
Our customers do not make long-term commitments and may cancel or change their production requirements.
Companies in our industry must respond quickly to the requirements of their customers in both design and production. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change engineering or other service requirements, change production quantities, delay production or revise their forecasts for a number of reasons that are beyond our control. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future.

In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate their future requirements. Since many of our operating expenses are fixed, a reduction in customer demand can harm our operating results. Moreover, since our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources at any given time to meet all of our customers’ demands or to meet the requirements of a specific program, which could result in a loss of business from such customers.
We have a complex business model, and our failure to properly manage or execute on that model, as well as maintain our engineering, technological and manufacturing process expertise, could adversely affect our operations, financial results and reputation.
Our business model focuses on products and services in the mid-to-lower-volume, higher-complexity segment of our industry. Our customers’ products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, heavily regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. In addition, we offer Aftermarket Services to our customers, which add to the complexity of our business model. Our business model requires a great degree of attention, flexibility and resources. These resources include working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations and geographies. We also depend on securing and ramping new customers and programs and on transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.
The complexity of our service model, which encompasses a broad range of services including conceptualization, design, commercialization, manufacturing, fulfillment and Aftermarket Services, often results in complex and challenging contractual obligations as well as commitments from us to our customers. If we fail to meet those obligations, it could result in claims against us and/or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.
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
Many of the markets for our manufacturing, engineering, aftermarket and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:

•	retain our qualified engineering and technical personnel, and attract additional qualified personnel

•	maintain and enhance our technological capabilities

•	choose and maintain appropriate technological and service capabilities

•	successfully manage the implementation and execution of information systems

•	develop and market services that meet changing customer needs

•	effectively execute our services and perform to our customers’ expectations, and

•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new design, assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment, and the offering of new or additional services to our customers, may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements, or to perform to their expectations or standards, as well as our need to maintain our personnel and other resources during times of fluctuating demand, could have an adverse effect on our business.
Our products and services are for end markets that require technologically advanced products.
Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•	the inability of our customers to adapt to rapidly changing technologies and evolving industry standards that can result in short product life-cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	the potential that our customers’ products may become obsolete, and

•	the potential failure of our customers’ products to gain widespread commercial acceptance.

Even if our customers successfully respond to these market challenges, their responses, including any consequential changes we must make in our business relationships with them and our production for, or services offered to, them, can affect our production cycles, inventory management and results of operations.

Challenges associated with the engagement of new customers or programs, or the provision of new services, could affect our operations and financial results.
Our engagement with new customers, as well as the addition of new programs or types of services (including expansion of our Aftermarket Services capabilities) for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating the customer’s, program’s and/or service’s fit with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks and rewards. The failure to make prudent engagement decisions and/or to establish appropriate terms of engagement could adversely affect our profitability and margins.
Also, there are inherent risks associated with the timing and ultimate realization of a new program’s or service’s anticipated revenue; these factors can sometimes extend for a significant period. Some new programs or services require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product or services on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals and/or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s or service’s requirements, could result in lost financial opportunities and adversely affect our results of operations.
Start-up costs and inefficiencies related to new, recent or transferred programs can adversely affect our operating results.
In recent years, our revenue growth has been more heavily dependent on ramping new program wins as compared to end-market growth of mature programs. The management of resources in connection with the establishment of new or recent programs and customer relationships, as well as program transfers between facilities and geographies, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new programs, which typically lack a track record of order volume and timing as well as production efficiencies in the early stages. We typically manage multiple new programs at any given time; therefore, we are exposed to these factors in varying magnitudes. In addition, if any of these programs or customer relationships were terminated, our operating results could be negatively impacted, particularly in the short-term.
The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations and geographies. We conduct these transfers on a regular basis to meet customer needs, seek long-term efficiencies or respond to market conditions, as well as due to facility openings and closures. Although we try to minimize the potential losses arising from transitioning customer programs between our facilities and geographies, there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
While these factors tend to affect new, recent or transferred programs, they can also impact more mature, or maturing programs and customer relationships, especially programs where end-market demand can be somewhat volatile.

Failure to manage periods of growth or contraction may seriously harm our business.
Our industry frequently sees periods of expansion and contraction to adjust to customers’ needs and market demands. We regularly contend with these issues and must carefully manage our business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, as well as fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer.
Expansion and consolidation, including the transfer of operations to larger facilities or acquisitions, can inherently include additional costs and start-up inefficiencies. For example, in fiscal 2014, we opened new manufacturing facilities in the U.S. (Neenah, Wisconsin) and in Mexico (Guadalajara) to replace existing facilities in those countries. In early fiscal 2016, we announced the planned closure of our Fremont, California facility. If we are unable to effectively manage our recent or future expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value

•	challenges faced as a result of transitioning programs

•	incurrence of restructuring or other charges that may be insufficient or may not have their intended effects

•	additional fixed or other costs, or selling, general and administrative ("SG&A") expenses, which may not be fully absorbed by new business

•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities, as well as the increased costs associated with opening new facilities

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management’s attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources, and

•	inability to locate sufficient customers, employees or management talent to support the expansion.

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity and/or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges, as we did in fiscal 2015 and fiscal 2014 in connection with the replacement of facilities in the U.S. and Mexico.
In addition, to meet our customers’ needs, particularly when the production requirements of certain products are site-specific, or to achieve increased efficiencies, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location. We may also encounter situations where our lack of a physical presence in certain locations may limit or foreclose opportunities.
Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences and/or further developments affecting our deferred tax assets could adversely affect our results.
Given the scope of our international operations and our international tax arrangements, proposed and potential changes to the manner in which U.S.-based multinational companies are taxed in the U.S. could have a material impact on our operating results and competitiveness. In addition, other recently adopted or potential changes to tax laws in jurisdictions outside of the U.S. in which we operate could also affect our results.
The Company has been granted tax holidays (including for its Malaysian subsidiary) and is eligible for various tax credits and rebates (domestically and internationally), which are generally subject to certain conditions and other requirements. While we expect to comply with such conditions and requirements, we would experience adverse tax consequences, or may not be able to receive the related benefits, if we do not effectively comply.

The Company reviews the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income by jurisdiction. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in each of our jurisdictions may require the creation of an additional valuation allowance to reduce our net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made.
An inability to successfully manage the procurement, development, implementation or execution of information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.
As a global company with a complex business model, we are heavily dependent on our information systems to support our customers’ requirements and to successfully manage our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, industrial espionage (internal or external), break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, as well as by securing insurance; however, these measures may be inadequate. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our and/or our customers’ financial, product or other confidential information, result in adverse regulatory actions and have a material adverse effect on our business and reputation.
We and our customers are subject to increasingly extensive government regulations and industry standards; a failure to comply with current and future regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.
We are subject to extensive government regulation and industry standards (as well as customer-specific standards) relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. A failure to comply with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.
As a publicly-held company, we are subject to increasingly stringent laws, regulations and other requirements, including those affecting, among other areas, our accounting, internal controls, corporate governance practices, securities disclosures and reporting.
Governments worldwide are becoming increasingly aggressive in adopting and enforcing anti-corruption laws. The U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, among others, apply to us and our operations.
The Affordable Care Act significantly affects the provision of both health care services and benefits in the U.S. and is expected to impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business.
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
We also design and manufacture products for customers in the defense, security and aerospace industries. Companies that design and manufacture products for these industries face significant regulation by the Department of Defense, Department of

State, Department of Commerce, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation.
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
A failure to comply with customer-driven policies and standards, and third party certification requirements or standards, including those related to social responsibility, could adversely affect our business and reputation.
In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations. The Company is an Applicant Member of the EICC. The EICC is a non-profit coalition of electronics companies and establishes standards for its members in responsible and ethical practices in the areas of labor, environmental compliance, employee health and safety, ethics and social responsibility.
Our compliance with these policies, standards and third party certification requirements could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.
There may be problems with the products we design or manufacture that could result in liability claims against us, reduced demand for our services and damage to our reputation.
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
Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to insure against many of these risks, insurance coverage may be inadequate, not cost effective or unavailable, either in general or for particular types of products or issues. We occasionally incur costs defending claims, and any such disputes could adversely affect our business relationships.
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
Our industry is highly competitive. We compete against numerous providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of designing and manufacturing products internally and may choose to design and/or manufacture products themselves rather than outsource such activities. Consolidations and other changes in our industry may result in a changing competitive landscape.
Some of our competitors have a larger geographic footprint than we do, in addition to substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources. These competitors may:

•	respond more quickly to new or emerging technologies

•	have greater name recognition, critical mass and geographic and market presence

•	be better able to take advantage of acquisition opportunities

•	adapt more quickly to changes in customer requirements

•	devote greater resources to the development, promotion and sale of their services, and

•	be better positioned to compete on price for their services.

We may operate at a cost disadvantage compared to our competitors that have lower internal cost structures or greater direct buying power with component suppliers, distributors and raw material suppliers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of market share.
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
We generally do not have long-term supply agreements. We have experienced, and in the future may experience, raw material and component shortages due to supplier capacity constraints or their failure to deliver. We also could experience disruptions in energy supplies. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict, natural disasters, economic recession and other localized events. We rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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
Our success depends in large part on the continued services of our key management and technical personnel, and on our ability to attract, develop and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of products. The competition for these individuals is significant, and the loss of key employees could harm our business.
From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees. Transitions or other changes in responsibilities among officers and key employees, particularly those that are unplanned, inherently can cause disruptions to our business and operations, which could have an effect on our results.
We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of potential union organizing activities, work actions or other labor issues, could substantially affect our operations and results.
In addition, when we expand operations in either existing areas or new locations, including internationally, we need to attract and retain the services of sufficient qualified personnel to conduct those operations. If we fail to retain and maintain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities we may be subject to local labor practices or union activities, wage pressure and changing wage requirements, increasing health care costs, differing employment laws and regulations in various countries, local competition for employees, restrictions on labor mobility as well as high turnover, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results. As noted above, our adoption of certain third-party standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.
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
We cannot be certain that our existing credit facilities will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and our interest rate swap agreements, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise.
Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. In early fiscal 2016, we exercised a portion of the accordion feature under our revolving credit facility to increase its capacity by $30 million to $265 million. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new facilities, or through a combination of these methods.
We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders’ ownership interests; we may not be able to offer our securities on attractive or acceptable terms in the event of volatility or weakness in our stock price. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.
We may fail to successfully complete future acquisitions, as well as strategic arrangements, and may not successfully integrate acquired businesses or recognize the anticipated benefits, which could adversely affect our operating results.
We have previously grown, in part, through acquisitions and strategic arrangements. If we were to pursue future growth through acquisitions or similar transactions, this would involve significant risks that could have a material adverse effect on us. These risks include:
Operating risks, such as:

•	the inability to integrate successfully our acquired operations’ businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business’ customer programs, including the loss of customers and the cancellation of current or anticipated programs, and

•	the loss of key employees of acquired businesses.
Financial risks, such as:

•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the effect of potential volatility or weakness in our stock price on its use as consideration for acquisitions

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, and/or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of goodwill and other intangible assets, and

•	the unforeseen liabilities of the acquired businesses.

ITEM 1B.	UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease active facilities with approximately 3.4 million square feet of capacity. This includes approximately 1.6 million square feet in AMER, approximately 1.4 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our facilities as of October 3, 2015, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased

AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico	Manufacturing	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	163,000	Leased
Neenah, Wisconsin	Engineering	105,000	Owned
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Fremont, California (2)	Manufacturing	46,000	Leased
Raleigh, North Carolina	Engineering	25,000	Leased
Louisville, Colorado	Engineering	24,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Xiamen, China (1)	Manufacturing	193,000	Leased
Hangzhou, China	Manufacturing	117,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	16,000	Leased

Other
San Diego, California (3)	Inactive	198,000	Leased

(1)	The facilities in Penang, Malaysia; Xiamen, China; and Buffalo Grove, Illinois include more than one building.

(2)	In November 2015, Plexus announced its intention to close the Fremont, California facility and transition the customer programs to other facilities by the end of the third quarter of fiscal 2016.

(3)	The facility in San Diego, California is subleased and is no longer used in operations. The lease on this facility expires in fiscal 2016.

ITEM 3.	LEGAL PROCEEDINGS
The Company is party to certain lawsuits and legal proceedings in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers
See Part III, Item 10, "Directors, Executive Officers and Corporate Governance," of this Form 10-K for information regarding the Company's executive officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price per Share
The Company’s common stock trades on the NASDAQ Stock Market in the NASDAQ Global Select Market tier. The price information below represents high and low sale prices of our common stock for each quarterly period during fiscal 2015 and 2014:

Fiscal Year Ended October 3, 2015			Fiscal Year Ended September 27, 2014
	High	Low		High	Low
First Quarter	$42.79	$34.43	First Quarter	$43.41	$36.06
Second Quarter	$42.27	$37.89	Second Quarter	$44.16	$36.81
Third Quarter	$46.14	$41.59	Third Quarter	$45.53	$38.84
Fourth Quarter	$43.20	$35.55	Fourth Quarter	$44.77	$37.05
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the NASDAQ Stock Market Index for U.S. Companies and the NASDAQ Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on October 1, 2010, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

	2010	2011	2012	2013	2014	2015
Plexus	$100	$74	$99	$120	$123	$124
NASDAQ-US	100	100	130	159	187	188
NASDAQ-Electronics	100	89	112	155	171	162
Shareholders of Record; Dividends
As of November 16, 2015, there were 498 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that the majority of earnings in the foreseeable future will be retained to finance the development of our business and our authorized share repurchases. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended October 3, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 5, 2015 to July 31, 2015	54,065	$39.93	54,065	$5,321,275
August 1, 2015 to August 29, 2015	66,848	37.99	66,848	$32,781,770
August 30, 2015 to October 3, 2015	74,658	37.26	74,658	$30,000,000
	195,571	$38.25	195,571
(1) On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. The Company repurchased 745,227 shares under this program for $30.0 million at an average price of $40.26 per share. These shares were recorded as treasury stock.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	October 3, 2015(4)	September 27, 2014	September 28, 2013	September 29, 2012		October 1, 2011
Net sales	$2,654,290	$2,378,249	$2,228,031	$2,306,732		$2,231,232
Gross profit	239,550	225,569	213,185	219,913		214,742
Gross margin percentage	9.0%	9.5%	9.6%	9.5%		9.6%
Operating income (1)	115,436	100,607	96,623	104,159		101,179
Operating margin percentage	4.3%	4.2%	4.3%	4.5%		4.5%
Net income	94,332	87,213	82,259	62,089	(3)	89,256
Earnings per share (diluted)	$2.74	$2.52	$2.36	$1.75	(3)	$2.30
Cash Flow Statement Data
Cash flows provided by operations	$76,572	$88,432	$207,647	$157,503		$158,451
Capital equipment additions	35,076	65,284	108,122	63,697		70,819
Balance Sheet Data
Working capital	$765,427	$683,524	$607,646	$619,934		$553,893
Total assets	1,702,388	1,609,026	1,447,684	1,411,467		1,304,525
Total debt obligations	262,770	266,414	261,347	270,422		287,642
Shareholders’ equity	842,272	781,133	699,301	649,022		558,882
Return on invested capital (2)	14.0%	15.2%	14.0%	15.5%	(3)	15.6%
Inventory turnover ratio	4.3x	4.6x	5.1x	4.6x		4.4x

(1)
During fiscal 2015 and 2014, the Company recorded $1.7 million and $11.3 million, respectively, in restructuring and impairment charges, which are included in operating income. These charges largely related to the Company's consolidation of its manufacturing facilities in Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico.

(2)
The Company defines return on invested capital as tax-effected operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents, as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
In fiscal 2012, the Company established a valuation allowance against its U.S. deferred tax assets resulting in an additional tax provision of approximately $20.6 million ($22.8 million provision, offset by $2.2 million recorded to other comprehensive income) and a decrease in diluted earnings per share of $0.64. Return on invested capital excludes the $20.6 million net deferred tax asset reduction. An additional $1.3 million of valuation allowance established for fiscal 2012 relates to operating losses in Germany and Romania, making the total valuation allowance for that year $24.1 million.

(4)	Fiscal 2015 included 53 weeks. All other periods presented included 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for fiscal 2015, 2014 and 2013 (dollars in millions, except per share data):

	2015	2014	2013
Net sales	$2,654.3	$2,378.2	$2,228.0
Gross profit	239.6	225.6	213.2
Gross margin	9.0%	9.5%	9.6%
Operating income	115.4	100.6	96.6
Operating margin	4.3%	4.2%	4.3%
Net income	94.3	87.2	82.3
Earnings per share (diluted)	$2.74	$2.52	$2.36
Return on invested capital	14.0%	15.2%	14.0%
Fiscal 2015 included 53 weeks, while all other periods presented included 52 weeks.
Net sales. Net sales for fiscal 2015 increased $276.0 million, or 11.6 percent, as compared to fiscal 2014. The net sales increase was primarily the result of increases across all market sectors. The most significant net sales increases were from the industrial/commercial and networking/communications sectors, which increased by $102.0 million and $82.0 million, respectively. However, we began to experience a softening in these sectors during the fourth quarter of fiscal 2015, which we expect will continue through the first half of fiscal 2016.
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

Our net sales by market sector for fiscal 2015, 2014 and 2013 were as follows (in millions):

Market Sector	2015	2014	2013
Networking/Communications	$844.5	$762.5	$826.3
Healthcare/Life Sciences	750.2	697.3	563.2
Industrial/Commercial	685.5	583.5	551.0
Defense/Security/Aerospace	374.1	334.9	287.5
Total net sales	$2,654.3	$2,378.2	$2,228.0
Networking/Communications. Net sales for fiscal 2015 in the networking/communications sector increased $82.0 million, or 10.8 percent, as compared to fiscal 2014. The change was primarily the result of a $50.1 million increase in net sales to a key customer as a result of increased end-market demand, a $36.1 million increase in net sales from one of our largest customers as a result of new product ramps and expansion of its end-market demand, and a $16.0 million increase related to a new customer. Additionally, five customers' net sales increased $37.5 million, in aggregate, primarily as a result of increased end-market demand as well as new program ramps. These increases were partially offset by a $19.8 million decrease due to a customer that experienced softening in its end-market demand, a $10.6 million decrease related to a customer disengagement and several other customers with decreased end-market demand.
Net sales for fiscal 2014 in the networking/communications sector decreased $63.8 million, or 7.7 percent, as compared to fiscal 2013. The change was primarily the result of a $282.6 million decrease in net sales to Juniper, related to its disengagement, partially offset by a $230.3 million increase in sales related to two key customers in this sector primarily resulting from new program ramps.
Healthcare/Life Sciences. Net sales for fiscal 2015 in the healthcare/life sciences sector increased $52.9 million, or 7.6 percent, as compared to fiscal 2014. The increase was primarily due to $39.6 million of new program ramps for one customer, and increased end-market demand and new program ramps across several other customers in this sector. The increase was partially offset by a program loss for one customer, which resulted in a decrease of $14.6 million, and decreased net sales to several other customers as a result of program ramp downs and decreased end-market demand.
Net sales for fiscal 2014 in the healthcare/life sciences sector increased $134.1 million, or 23.8 percent, as compared to fiscal 2013. The increase was primarily due to $89.3 million of new program ramps and increased end-market demand for two key customers in this sector, and increased end-market demand and new program ramps across several other customers in this sector.
Industrial/Commercial. Net sales for fiscal 2015 in the industrial/commercial sector increased $102.0 million, or 17.5 percent, as compared to fiscal 2014. The increase was primarily due to a $45.6 million increase in net sales to a new customer in fiscal 2015, a $36.8 million increase related to new programs with existing customers, a $24.4 million increase related to new customers secured in fiscal 2014 that ramped in fiscal 2015, and several other customers with increased end-market demand. These increases were partially offset by a $22.1 million decrease due to the disengagement of a customer as a result of the inability to reach contractual terms, and several other customers with decreased end-market demand.
Net sales for fiscal 2014 in the industrial/commercial sector increased $32.5 million, or 5.9 percent, as compared to fiscal 2013. The increase was primarily the result of the expansion of business with one of our larger customers in the sector, which accounted for $30.7 million of the increased net sales as compared to fiscal 2013.
Defense/Security/Aerospace. Net sales for fiscal 2015 in the defense/security/aerospace sector increased $39.2 million, or 11.7 percent, as compared to fiscal 2014. The increase was primarily driven by new program ramps and increased end-market demand spread among multiple customers.
Net sales for fiscal 2014 in the defense/security/aerospace sector increased $47.4 million, or 16.5 percent, as compared to fiscal 2013. The increase was primarily due to $37.5 million resulting from new program ramps and increased end-market demand for one of our larger customers in the sector.

As a percentage of consolidated net sales, net sales attributable to customers representing 10 percent or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for fiscal 2015, 2014 and 2013, were as follows:

	2015	2014	2013
ARRIS Group, Inc.	12.6%	12.5%	*
General Electric Company	10.6%	11.2%	*
Juniper Networks, Inc.	*	*	12.8%
Top 10 customers	56.1%	55.1%	54.5%
* Net sales attributable to the customer were less than 10.0 percent of consolidated net sales for the period.
Gross profit. Gross profit for fiscal 2015 increased $14.0 million, or 6.2 percent, as compared to fiscal 2014. Gross profit increased $28.4 million primarily as a result of increased sales. This was partially offset by a $14.4 million increase in fixed costs primarily in the AMER region as a result of continued investments in our new manufacturing facilities in Neenah, Wisconsin and Guadalajara, Mexico and costs incurred related to production process constraints in a defense/security/aerospace focus factory. Gross margin decreased to 9.0 percent from 9.5 percent. The largest driver of the decrease in gross margin percentage from fiscal 2014 to fiscal 2015 was a lower net parts contribution margin and lower labor contribution margin, offset by lower fixed costs as a percentage of sales. We have made additional investments in new manufacturing facilities with expected efficiencies and productivity improvements yet to be realized.
Gross profit for fiscal 2014 increased $12.4 million, or 5.8 percent, as compared to fiscal 2013. Overall gross margin decreased to 9.5 percent from 9.6 percent. Gross profit increased $34.2 million primarily as a result of increased sales. This favorable effect was largely offset by a $21.9 million increase in fixed costs due to our investment in a new manufacturing facility in Neenah, Wisconsin, the ramp up of new business in the AMER region, and increased depreciation and personnel expenses with our then new manufacturing facility in Oradea, Romania.
Operating income. Operating income for fiscal 2015 increased $14.8 million as compared to fiscal 2014 as a result of the increase in gross profit previously discussed and a $9.6 million decrease in restructuring and impairment charges, which were higher in fiscal 2014 because they largely related to the consolidation of manufacturing facilities in Wisconsin, and the relocation of manufacturing operations from Juarez, Mexico to Guadalajara. This was partially offset by an $8.7 million increase in selling and administrative expenses ("S&A") primarily due to increased variable compensation expense, higher compensation expense due to increased headcount and an increase in professional services expense. Operating margin increased to 4.3 percent for fiscal 2015 from 4.2 percent for fiscal 2014.
Operating income for fiscal 2014 increased $4.0 million as compared to fiscal 2013. A $2.9 million decrease in S&A as compared to prior year and the previously discussed increase to gross profit were partially offset by $11.3 million of restructuring and impairment charges previously discussed. As a result, operating margin decreased to 4.2 percent for fiscal 2014 from 4.3 percent for fiscal 2013.
Other income (expense). Other expense for fiscal 2015 increased $1.9 million as compared to fiscal 2014. The increase in other expense for fiscal 2015 was primarily the result of a $1.7 million increase in interest expense due to higher average borrowings, a $0.8 million increase in miscellaneous expense due to fiscal 2014 having benefited from a favorable non-recurring accrual related to the termination of an agreement for additional land in Hangzhou, China, and an additional $1.4 million increase in miscellaneous expense. This was partially offset by a $1.4 million increase in foreign exchange gains and a $0.6 million increase in interest income due to an increase of cash and cash equivalents.
Other expense for fiscal 2014 decreased $4.4 million as compared to fiscal 2013. The decrease in other expense for fiscal 2014 was primarily the result of a $1.3 million increase in interest income, a $1.1 million decrease in currency exchange losses, a $0.8 million decrease in miscellaneous expense due to the favorable outcome related to a previous accrual for expenses related to Hangzhou as discussed above, and a $0.3 million decrease in interest expense.

Income taxes. Income tax expense and effective annual income tax rates, with and without the annual valuation allowance, for fiscal 2015, 2014 and 2013 were as follows (dollars in millions):

	2015	2014	2013
Income tax expense, as reported	$12.0	$6.1	$2.7
Valuation allowance (expense)	(17.5)	(7.9)	(7.0)
Income tax benefit, as adjusted*	$(5.5)	$(1.8)	$(4.3)

Effective annual tax rate, as reported	11.3%	6.5%	3.2%
Impact of valuation allowance	(16.5)%	(8.4)%	(8.2)%
Effective annual tax rate, as adjusted*	(5.2)%	(1.9)%	(5.0)%
*The Company believes the non-GAAP presentation of income tax expense (benefit) and effective annual tax rate excluding the impact of the valuation allowance provides additional insight over the comparative reporting periods.

Income tax expense for fiscal 2015 was $12.0 million compared to $6.1 million for fiscal 2014 and $2.7 million for fiscal 2013. The Company's effective annual tax rates vary from the U.S. statutory rate of 35.0% primarily as a result of the mix of earnings from U.S. and foreign jurisdictions and a tax holiday granted to a subsidiary located in the APAC region where the Company derives a significant portion of its earnings. The effective tax rate for fiscal 2015 was higher than the effective rate for fiscal 2014 primarily as a result of the geographic distribution of worldwide earnings and tax benefits of $3.8 million primarily due to the lapse of statute of limitations related to certain U.S. tax examinations during fiscal 2014. The effective tax rate for fiscal 2014 was higher than the effective tax rate in fiscal 2013 primarily as a result of the geographic distribution of worldwide earnings.
During fiscal 2015, the Company recorded a $17.5 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA regions. As of October 3, 2015, using the measurement criteria found in ASC Topic 740, “Income Taxes” ("ASC 740"), the Company believes that the positive evidence does not outweigh the negative and the valuation allowance should remain in place.
During fiscal 2014, the Company recorded a $7.9 million addition to its valuation allowance related to continuing losses in certain jurisdictions within the AMER and EMEA regions. During fiscal 2014, as noted above, the Company also recorded tax benefits of $3.8 million primarily due to the lapse of statute of limitations related to certain U.S. tax examinations during the fiscal year.
During fiscal 2013, the Company recorded a $7.0 million addition to its valuation allowance, of which $5.2 million related to continuing losses in certain jurisdictions within the AMER and EMEA regions. During fiscal 2013, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against its U.K. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $1.8 million valuation allowance against the U.K. deferred tax assets. During fiscal 2013 the Company also identified and recorded several out-of-period tax errors that reduced tax expense by $3.2 million. The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region until December 31, 2013, when it expired under the terms of the Company's agreement with the local taxing authority. In fiscal 2015, 2014 and 2013, these holidays resulted in tax reductions of approximately $29.9 million ($0.89 per basic share), $24.1 million ($0.71 per basic share), and $22.7 million ($0.66 per basic share), respectively.
The annual effective tax rate for fiscal 2016 is expected to be approximately 12.0 to 14.0 percent.

Net Income. Net income for fiscal 2015 increased $7.1 million, or 8.2 percent, to $94.3 million from fiscal 2014. Net income increased primarily as a result of increased gross profit and lower restructuring and impairment charges, partially offset by an increase in S&A expenses, interest expense and an increase in income tax expense, as discussed previously.

Net income, both including and excluding the annual valuation allowance and out-of-period tax adjustments (in fiscal 2013), for fiscal 2015, 2014 and 2013 was as follows (dollars in millions):

	2015	2014	2013
Net income, as reported	$94.3	$87.2	$82.3
Valuation allowance	17.5	7.9	7.0
Out-of-period tax adjustments	—	—	(3.2)
Net income, as adjusted*	$111.8	$95.1	$86.1
*The Company believes the non-GAAP presentation of net income excluding the impact of the valuation allowance and out-of-period tax adjustments provides additional insight over the comparative reporting periods.
Net income for fiscal 2014 increased $5.0 million, or 6.0 percent, to $87.2 million from fiscal 2013. Net income increased primarily as a result of increased gross profit and lower S&A expenses, partially offset by increased restructuring and impairment charges and increased income tax expense, as discussed previously.
Diluted earnings per share. Diluted earnings per share increased to $2.74 for fiscal 2015 from $2.52 for fiscal 2014 primarily as a result of increased net income. Further improvement was attributable to the positive impact of fewer weighted average outstanding shares in fiscal 2015 due to our common stock repurchase program. See Note 13, "Shareholders' Equity" in Notes to the Consolidated Financial Statements for information regarding the Company's stock repurchase programs.
Diluted earnings per share increased to $2.52, or 6.8 percent, for fiscal 2014 from $2.36 for fiscal 2013 primarily as a result of increased net income. Further improvement was due to the positive impact of fewer weighted average outstanding shares in fiscal 2014 due to our common stock repurchase program. See Note 13, "Shareholders' Equity" in Notes to the Consolidated Financial Statements for information regarding the Company's stock repurchase programs.
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
We review our internal calculation of WACC annually. Our WACC was 11.0 percent, 11.0 percent, and 12.0 percent for fiscal 2015, 2014 and 2013, respectively. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.0 percent, 15.2 percent, and 14.0 percent for fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 ROIC of 14.0 percent reflects an Economic Return of 3.0 percent, based on our weighted average cost of capital of 11.0 percent. While invested capital grew at a similar pace to revenue, fiscal 2015 operating profit, before restructuring, grew 5.0 percent due to lower margin performance. See the table below for our calculation of ROIC (dollars in millions):

	2015	2014	2013
Operating income (tax effected)	$104.2	$101.8	$89.9
Average invested capital	745.6	669.7	642.1
After-tax ROIC	14.0%	15.2%	14.0%
WACC	11.0%	11.0%	12.0%
Economic Return	3.0%	4.2%	2.0%
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
RECENT DEVELOPMENT
On November 4, 2015, the Company announced plans to close its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to align with customer demand due to changing end-market dynamics. Plexus expects to incur approximately $3.0 to $5.0 million of restructuring charges as a result of this action by the end of the third quarter of fiscal 2016.

REPORTABLE SEGMENTS
A further discussion of our fiscal 2015, 2014 and 2013 financial performance by reportable segment is presented below (in millions):

	2015	2014	2013
Net sales:
AMER	$1,389.0	$1,238.2	$1,062.8
APAC	1,285.9	1,132.5	1,146.3
EMEA	140.3	115.9	122.6
Elimination of inter-segment sales	(160.9)	(108.4)	(103.6)
Total net sales	$2,654.3	$2,378.2	$2,228.1
Operating income (loss):
AMER	$68.6	$79.2	$70.9
APAC	160.2	135.5	116.3
EMEA	(8.1)	(11.9)	(3.1)
Corporate and other costs	(105.3)	(102.2)	(87.5)
Total operating income	$115.4	$100.6	$96.6
Americas. Net sales for fiscal 2015 in the AMER segment increased $150.8 million, or 12.2 percent, as compared to fiscal 2014, primarily due to a new industrial/commercial sector customer that ramped during fiscal 2015, which contributed $45.6 million in sales, and a $37.2 million increase in net sales from a customer in the networking/communications sector as a result of new product ramps and expansion of its end-market demand. The remainder of the increase was a result of increased end-market demand and new product ramps for several of our larger customers across the industrial/commercial and healthcare/life sciences sectors. These increases were partially offset by the disengagement of a customer due to the inability to reach contractual terms, which resulted in a $22.1 million decrease. There was also a $19.8 million decrease due to a customer that experienced softening in its end-market demand, a $14.6 million decrease due to the loss of a customer program, and softening end-market demand for several customers, particularly in the networking/communications sector. During fiscal 2015, production of a healthcare/life sciences customer was transfered from the AMER segment to the APAC segment, which resulted in a decrease of $8.4 million (sales to this customer increased by $47.0 million in the APAC segment, as noted below). Operating income for fiscal 2015 decreased $10.6 million from fiscal 2014 primarily due to continued investments in our new manufacturing facilities in Neenah and Guadalajara, and costs related to production process constraints in a focus factory for our defense/security/aerospace sector, partially offset by the increase in net sales.
Net sales for fiscal 2014 in the AMER segment increased $175.4 million, or 16.5 percent, as compared to fiscal 2013, primarily due to increased net sales of $154.8 million to a key networking/communications customer resulting from a new product ramp. Increased end-market demand and new product ramps on several of our larger customers across all four sectors drove further increased sales for fiscal 2014. Partially offsetting these increases was a $115.8 million decrease in net sales from the disengagement of Juniper. Operating income for fiscal 2014 increased $8.3 million from fiscal 2013 primarily due to the increase in net sales.
Asia-Pacific. Net sales for fiscal 2015 in the APAC segment increased $153.4 million, or 13.5 percent, as compared to fiscal 2014. Net sales increased in all market sectors with the most significant increase in the networking/communications sector, including a combined $62.8 million increase for three customers as a result of increased end-market demand and an aggregate $23.9 million increase related to program ramps for two customers. In addition, net sales to one of our largest customers in the healthcare/life sciences sector increased by $47.0 million. Operating income increased $24.7 million in fiscal 2015 as compared to fiscal 2014, primarily as a result of the increase in net sales as fixed manufacturing expense and S&A for the segment were relatively stable in fiscal 2015 as compared to 2014.
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
Europe, Middle East and Africa. Net sales for fiscal 2015 in the EMEA segment increased $24.4 million, or 21.1 percent, as compared to fiscal 2014, primarily due to a combined increase of $18.7 million from three new customers, a $7.3 million increase to a networking/communications customer due to improved end-market demand and new product ramps, and increased end-market demand for several other customers. This was partially offset by a $7.2 million decrease as a result of end of life products along with the effects of decreased end-market demand for several other customers. Operating loss decreased $3.8 million in fiscal 2015 as compared to fiscal 2014 primarily due to the increase in net sales and improved profitability for engineering related services.
Net sales for fiscal 2014 in the EMEA segment decreased $6.6 million, or 5.4 percent, as compared to fiscal 2013, due primarily to the disengagement of two customers. Operating loss increased $8.8 million in the current year as compared to the prior year due to increased fixed manufacturing expenses in both Oradea and the U.K., resulting from increased depreciation and personnel expenses associated with facility investments.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $357.1 million as of October 3, 2015 as compared to $346.6 million as of September 27, 2014. Cash generated from operations and stock option exercises in fiscal 2015 were substantially offset by cash used for capital expenditures, primarily related to facility investments, purchases of common stock as part of our stock repurchase program, and capital lease payments.
As of October 3, 2015, 86.2 percent of our cash and cash equivalents balances were held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may result that would reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under U.S. credit facilities and cash provided by operating activities, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.

Cash Flows. The following table provides a summary of cash flows for fiscal 2015, 2014 and 2013, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	2015	2014	2013
Cash provided by operating activities	$76.6	$88.4	$207.6
Cash used in investing activities	$(34.7)	$(62.6)	$(107.2)
Cash used in financing activities	$(26.2)	$(21.0)	$(57.4)

Operating Activities. Cash flows provided by operating activities were $76.6 million for fiscal 2015, as compared to $88.4 million for fiscal 2014. The decrease was primarily attributable to a significant increase in accounts payable for fiscal 2014 (discussed in the paragraph below) and an increase in net sales to customers with longer payment terms, which resulted in higher accounts receivable balances at the end of fiscal 2015. This was partially offset by improvement in cash flows used for inventory as fiscal 2014 had a significant inventory increase due to the timing of inventory build to support forecasted sales in the first quarter of fiscal 2015, coupled with an increase in customer deposits and improved earnings.
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

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	October 3, 2015	September 27, 2014	September 28, 2013
Days in accounts receivable	53	44	49
Days in inventory	85	80	72
Days in accounts payable	(60)	(60)	(56)
Days in cash deposits	(12)	(8)	(12)
Annualized cash cycle	66	56	53
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
Days in accounts receivable for the three months ended October 3, 2015 increased nine days compared to the three months ended September 27, 2014. The increase is primarily attributable to increased net sales to customers with longer payment terms.
Days in inventory for the three months ended October 3, 2015 increased five days compared to the three months ended September 27, 2014. The increase is primarily due to inventory procurements to fulfill anticipated fiscal 2016 customer demand, which was initially higher than the comparable fiscal 2015 demand at the end of fiscal 2014. This forecast was subsequently reduced, due to the end market softening.
Days in accounts payable for the three months ended October 3, 2015 was consistent compared to the three months ended September 27, 2014.
Days in cash deposits for the three months ended October 3, 2015 increased four days compared to the three months ended September 27, 2014. The increase was primarily attributable to three significant customer deposits received in fiscal 2015.
As of October 3, 2015 annualized cash cycle days increased ten days compared to September 27, 2014 due to the factors discussed above.
Free Cash Flow ("FCF"). We define FCF as cash flow provided by (or used in) operations less capital expenditures, was $41.5 million for fiscal 2015 compared to $23.1 million for fiscal 2014. The increase of $18.4 million was primarily attributable to the reduction in capital expenditures described below, partially offset by a reduction in cash provided by operating activities, as discussed above.
Non-GAAP financial measures, including FCF, are used for internal management assessments because such measures provide additional insight into ongoing financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and allows us to pursue opportunities that enhance shareholder value. FCF is a non-GAAP financial measure which should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP.
The following table provides a reconciliation of FCF to our financial statements that were prepared using GAAP (in millions):

	2015	2014	2013
Cash flows provided by operating activities	$76.6	$88.4	$207.6
Payments for property, plant and equipment	(35.1)	(65.3)	(108.1)
Free cash flow	$41.5	$23.1	$99.5
Investing Activities. Cash flows used in investing activities were $34.7 million for fiscal 2015 compared to $62.6 million for fiscal 2014. The reduction was due to a $30.2 million decrease in capital expenditures primarily related to our facility investment for Guadalajara during fiscal 2014.

Cash flows used in investing activities for fiscal 2014 decreased to $62.6 million from $107.2 million in fiscal 2013. The reduction was due to a $42.8 million decrease in capital expenditures. This decrease was primarily attributable to a facility investment at one location (Guadalajara) during fiscal 2014, relative to facility investments at three locations during fiscal 2013 (Xiamen, China; Oradea, Romania; and Neenah, Wisconsin).
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2015. We currently estimate capital expenditures for fiscal 2016 will be approximately $35 million to $40 million.
Financing Activities. Cash flows used in financing activities were $26.2 million for fiscal 2015 compared to $21.0 million for fiscal 2014. The increase was primarily attributable to reduced proceeds from stock option exercises during fiscal 2015.
Cash flows used in financing activities were $21.0 million for fiscal 2014 compared to cash flows used in financing activities of $57.4 million for fiscal 2013. The decrease was primarily attributable to lower common stock repurchase activity in fiscal 2014 relative to fiscal 2013, as well as term loan repayments in fiscal 2013. The decrease was further enhanced by the effect of higher stock option exercise activity in fiscal 2014 relative to fiscal 2013 due to more favorable market conditions during fiscal 2014.
On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. The Company expects to complete this program on a relatively consistent basis during fiscal 2016.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. During fiscal 2015, the Company repurchased 745,227 shares under this program for $30.0 million, at an average price of $40.26 per share. These shares were recorded as treasury stock.
On August 19, 2013, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2014. During fiscal 2014, the Company repurchased 733,447 shares under this program for $30.0 million, at an average price of $40.90 per share. These shares were recorded as treasury stock.
The Company has a $235.0 million senior unsecured revolving credit facility with a termination date of May 15, 2019 (the "Credit Facility"). In October 2015, subsequent to fiscal 2015 year end, $30.0 million of an accordion feature thereunder was exercised, increasing the maximum commitment under the Credit Facility to $265.0 million. The Credit Facility may potentially be increased by an additional $70.0 million to $335.0 million, generally by mutual agreement of the Company and the lenders subject to certain customary conditions. During fiscal 2015, the highest daily borrowing was $207.0 million, the average daily borrowings were $147.8 million, and the Company borrowed and repaid $483.0 million of revolving borrowings under the Credit Facility.
Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the related credit agreement (the "Credit Agreement"). Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.0% or base rate plus 0.0% upon reduction in the current total leverage ratio. As of October 3, 2015, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.329%). As of October 3, 2015, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 5, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of October 3, 2015.
The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of October 3, 2015, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus entered into a note purchase agreement (the "Note Purchase Agreement") related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of October 3, 2015, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
The Credit Agreement and the Note Purchase Agreement allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.
Based on current expectations, we believe that our projected cash flows from operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities, should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 3, 2015 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-Term Debt Obligations (1,2)	$278.4	$10.1	$192.5	$75.8	$—
Capital Lease Obligations	4.6	3.6	1.0	—	—
Operating Lease Obligations	27.0	7.6	10.3	6.5	2.6
Purchase Obligations (3)	434.3	428.5	5.8	—	—
Other Long-Term Liabilities on the Balance Sheet (4)	8.9	0.6	0.7	0.3	7.3
Other Long-Term Liabilities not on the Balance Sheet (5)	7.6	3.9	1.5	1.4	0.8
Other financing obligations (6)	14.3	1.4	3.0	3.2	6.7
Total Contractual Cash Obligations	$775.1	$455.7	$214.8	$87.2	$17.4

1)
Includes amounts outstanding under the Credit Facility. As of October 3, 2015, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Consolidated Financial Statements for further information.

2)	Includes $175.0 million in principal amount of Notes. The amounts listed above include interest; see Note 4 in Notes to Consolidated Financial Statements for further information.

3)	As of October 3, 2015, purchase obligations consist of purchases of inventory and equipment in the ordinary course of business.

4)
As of October 3, 2015, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.4 million, as of October 3, 2015, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

5)
As of October 3, 2015, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)
Includes future minimum payments under the base lease agreement in Guadalajara, Mexico. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034. See Note 3 in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2015, there were no material changes to these policies. Our more critical accounting estimates are described below:
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
Stock-Based Compensation – The Financial Accounting Standard Board (“FASB”) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statements of comprehensive income over the service period (generally the vesting period) of the grant. We used the modified prospective application, under which compensation expense is only recognized in the consolidated statements of comprehensive income beginning with the first period that we adopted the FASB regulation and continuing to be expensed thereafter. We use the Black-Scholes valuation model to value stock options and the Monte Carlo valuation model to value performance stock units. See Note 9, "Benefit Plans," in Notes to Consolidated Financial Statements for further information.

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

Our percentages of transactions denominated in currencies other than the U.S. dollar for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net Sales	7%	7%	7%
Total Costs	12%	13%	11%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of October 3, 2015, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps related to borrowings under our Credit Facility. For more information, refer to Note 5, "Derivatives and Fair Value Measurements," in Notes to Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of October 3, 2015, our only material interest rate risk is associated with our Credit Facility, which had an outstanding balance of $75 million. As of the end of fiscal 2015, through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest with a $75 million notional amount of interest rate swap contracts, and the borrowings under the Notes are based on a fixed interest rate, thus eliminating much of our interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 3, 2015

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 20, 2015

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013
(in thousands, except per share data)

	2015	2014	2013
Net sales	$2,654,290	$2,378,249	$2,228,031
Cost of sales	2,414,740	2,152,680	2,014,846
Gross profit	239,550	225,569	213,185
Selling and administrative expenses	122,423	113,682	116,562
Restructuring and impairment charges	1,691	11,280	—
Operating income	115,436	100,607	96,623
Other income (expense):
Interest expense	(13,964)	(12,295)	(12,638)
Interest income	3,499	2,934	1,640
Miscellaneous	1,324	2,079	(642)
Income before income taxes	106,295	93,325	84,983
Income tax expense	11,963	6,112	2,724
Net income	$94,332	$87,213	$82,259
Earnings per share:
Basic	$2.81	$2.58	$2.40
Diluted	$2.74	$2.52	$2.36
Weighted average shares outstanding:
Basic	33,618	33,785	34,330
Diluted	34,379	34,655	34,892
Comprehensive income:
Net income	$94,332	$87,213	$82,259
Other comprehensive (loss) income:
Derivative instrument fair value adjustment - net of income taxes	(11,223)	1,565	(2,701)
Foreign currency translation adjustments	(13,830)	(3,220)	6,754
Other comprehensive (loss) income	(25,053)	(1,655)	4,053
Total comprehensive income	$69,279	$85,558	$86,312
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 3, 2015 and September 27, 2014
(in thousands, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$357,106	$346,591
Accounts receivable, net of allowances of $879 and $1,188, respectively	384,680	324,072
Inventories	569,371	525,970
Deferred income taxes	10,686	6,449
Prepaid expenses and other	22,882	27,757
Total current assets	1,344,725	1,230,839
Property, plant and equipment, net	317,351	334,926
Deferred income taxes	3,635	3,675
Other	36,677	39,586
Total non-current assets	357,663	378,187
Total assets	$1,702,388	$1,609,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,513	$4,368
Accounts payable	400,710	396,363
Customer deposits	81,359	56,155
Deferred income taxes	—	647
Accrued salaries and wages	49,270	52,043
Other accrued liabilities	44,446	37,739
Total current liabilities	579,298	547,315
Long-term debt and capital lease obligations, net of current portion	259,257	262,046
Deferred income taxes	9,664	5,191
Other liabilities	11,897	13,341
Total non-current liabilities	280,818	280,578
Total liabilities	860,116	827,893
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,554 and 49,962 shares issued, respectively, and 33,500 and 33,653 shares outstanding, respectively	506	500
Additional paid-in capital	497,488	475,634
Common stock held in treasury, at cost, 17,054 and 16,309 shares, respectively	(509,968)	(479,968)
Retained earnings	860,717	766,385
Accumulated other comprehensive (loss) income	(6,471)	18,582
Total shareholders’ equity	842,272	781,133
Total liabilities and shareholders’ equity	$1,702,388	$1,609,026

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, September 29, 2012	35,097	$489	$435,546	$(400,110)	$596,913	$16,184	$649,022
Net income	—	—	—	—	82,259	—	82,259
Other comprehensive income	—	—	—	—	—	4,053	4,053
Treasury shares purchased	(1,822)	—	—	(49,858)	—	—	(49,858)
Stock-based compensation expense	—	—	11,782	—	—	—	11,782
Exercise of stock options, including tax benefits	325	3	2,040	—	—	—	2,043
Balances, September 28, 2013	33,600	492	449,368	(449,968)	679,172	20,237	699,301
Net income	—	—	—	—	87,213	—	87,213
Other comprehensive loss	—	—	—	—	—	(1,655)	(1,655)
Treasury shares purchased	(733)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	12,970	—	—	—	12,970
Exercise of stock options, including tax benefits	786	8	13,296	—	—	—	13,304
Balances, September 27, 2014	33,653	500	475,634	(479,968)	766,385	18,582	781,133
Net income	—	—	—	—	94,332	—	94,332
Other comprehensive loss	—	—	—	—	—	(25,053)	(25,053)
Treasury shares purchased	(745)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	13,252	—	—	—	13,252
Exercise of stock options, including tax benefits	592	6	8,602	—	—	—	8,608
Balances, October 3, 2015	33,500	506	$497,488	$(509,968)	$860,717	$(6,471)	$842,272

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$94,332	$87,213	$82,259
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	48,378	47,261	47,410
Amortization of intangibles	—	603	2,066
Loss on sale of property, plant and equipment	123	183	104
Asset impairment charges	—	3,160	—
Deferred income tax net benefit	(597)	(1,653)	(1,773)
Stock-based compensation expense	13,252	12,970	11,782
Changes in operating assets and liabilities:
Accounts receivable	(64,876)	(19,426)	19,657
Inventories	(48,202)	(122,611)	55,193
Other current and noncurrent assets	6,702	(1,408)	(8,888)
Accounts payable	5,283	90,320	(28,490)
Customer deposits	25,843	(13,130)	32,712
Other current and noncurrent liabilities	(3,666)	4,950	(4,385)
Cash flows provided by operating activities	76,572	88,432	207,647
Cash flows from investing activities
Payments for property, plant and equipment	(35,076)	(65,284)	(108,122)
Proceeds from sales of property, plant and equipment	407	2,717	873
Cash flows used in investing activities	(34,669)	(62,567)	(107,249)
Cash flows from financing activities
Borrowings under credit facility	483,000	281,000	30,000
Payments on debt and capital lease obligations	(487,811)	(285,263)	(41,018)
Repurchases of common stock	(30,000)	(30,000)	(49,858)
Proceeds from exercise of stock options	11,380	14,869	3,778
Minimum tax withholding related to vesting of restricted stock	(2,772)	(1,565)	(350)
Cash flows used in financing activities	(26,203)	(20,959)	(57,448)
Effect of exchange rate changes on cash and cash equivalents	(5,185)	(180)	1,296
Net increase in cash and cash equivalents	10,515	4,726	44,246
Cash and cash equivalents:
Beginning of period	346,591	341,865	297,619
End of period	$357,106	$346,591	$341,865
Supplemental disclosure information:
Interest paid	$13,483	$12,681	$12,898
Income taxes paid	$11,157	$8,976	$5,266
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together “Plexus” or the “Company,”) participate in the Electronic Manufacturing Services (“EMS”) industry. Plexus provides integrated product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions to customers in the Networking/Communications, Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace market sectors. Plexus is headquartered in Neenah, Wisconsin and has operations in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions.
Significant Accounting Policies
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2015 included 53 weeks, and fiscal 2014 and 2013 each included 52 weeks; the first quarter of fiscal 2015 included 14 weeks and all other fiscal quarters presented included 13 weeks.
The Company’s reportable segments consist of AMER, APAC and EMEA. Refer to Note 11, "Reportable Segments, Geographic Information and Major Customers," for further details on reportable segments.
Cash and Cash Equivalents:  Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair level hierarchy described below. As of October 3, 2015 and September 27, 2014, cash and cash equivalents were the following (in thousands):

	2015	2014
Cash	$179,339	$150,512
Money market funds and other	177,767	196,079
Total cash and cash equivalents	$357,106	$346,591
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
In certain instances, in accordance with contractual terms, the Company receives customer deposits to offset obsolete and excess inventory risks.
Property, Plant and Equipment and Depreciation:  Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Buildings and improvements	15-50 years
Machinery and equipment	3-10 years
Computer hardware and software	3-10 years
Certain facilities and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the term of the lease and the related obligations are recorded as liabilities. Amortization of assets held under capital leases is included in depreciation expense (see Note 3, "Property, Plant and Equipment") and the financing component of the lease payments is classified as interest expense. Maintenance and repairs are expensed as incurred.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company capitalizes significant costs incurred in the acquisition or development of software for internal use. This includes costs of the software, consulting services and compensation costs for employees directly involved in developing internal use computer software.
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0 percent of consolidated net sales for each of fiscal 2015, 2014 and 2013.
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
Foreign Currency Translation:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive (loss) income.” Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Consolidated Statements of Comprehensive Income as a component of miscellaneous income (expense). Exchange gains (losses) on foreign currency transactions were $1.3 million, $(0.1) million, and $(1.2) million for fiscal 2015, 2014 and 2013, respectively. These amounts include the amount of gain (loss) recognized in income during each fiscal year due to non-designated forward currency exchange contracts the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives:  All derivatives are recognized on the balance sheet at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “non-designated” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a non-designated hedge are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in

Plexus Corp.
Notes to Consolidated Financial Statements

“Accumulated other comprehensive (loss) income” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive (loss) income” within shareholders’ equity. The Company's interest rate swaps and certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(11.2) million, $1.6 million and $(2.7) million were recorded in “Accumulated other comprehensive (loss) income” for fiscal 2015, 2014 and 2013, respectively.
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
Earnings Per Share:  The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from share-based awards, excluding any with an antidilutive effect.
Stock-based Compensation:  The Company measures all share-based payments to employees, including grants of employee stock options, at fair value and expenses them in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant.
Comprehensive (Loss) Income:  The Company follows the established standards for reporting comprehensive (loss) income, which is defined as the changes in equity of an enterprise except those resulting from shareholder transactions.
Accumulated other comprehensive (loss) income consists of the following as of October 3, 2015 and September 27, 2014 (in thousands):

	2015	2014
Foreign currency translation adjustments	$2,398	$16,228
Cumulative change in fair value of derivative instruments, net of tax	(8,869)	2,354
Accumulated other comprehensive (loss) income	$(6,471)	$18,582
Refer to Note 5, "Derivatives and Fair Value Measurements," for further explanation regarding the change in fair value of derivative instruments, net of tax adjustments, that is recorded to “Accumulated other comprehensive (loss) income.”
Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, and derivatives. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under a trust and a rabbi trust arrangement are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $250.2 million and $247.5 million as of October 3, 2015 and September 27, 2014, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under a trust and a rabbi trust arrangement are discussed in Note 9, "Benefit Plans."
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Business and Credit Concentrations:  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and derivative instruments, specifically related to counterparties. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents and derivative instruments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 11, "Reportable Segments, Geographic Information and Major Customers." The Company, at times, requires cash deposits for services performed. The Company also closely monitors extensions of credit.
New Accounting Pronouncements: In July 2015, the FASB issued amended guidance to simplify the subsequent measurement of inventory measured using first-in, first-out or average cost. The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the guidance issued, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently in the process of assessing the impact the new standard may have on its Consolidated Financial Statements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015 the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the fiscal first quarter of 2019, with early adoption permitted, but not before the original effective date (fiscal first quarter of 2018). The Company is currently in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.
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

2.    Inventories
Inventories as of October 3, 2015 and September 27, 2014 consisted of the following (in thousands):

	2015	2014
Raw materials	$407,637	$371,641
Work-in-process	84,472	76,531
Finished goods	77,262	77,798
Total inventories	$569,371	$525,970
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014 was $64.3 million and $51.0 million, respectively.
3.    Property, Plant and Equipment
Property, plant and equipment as of October 3, 2015 and September 27, 2014 consisted of the following (in thousands):

	2015	2014
Land, buildings and improvements	$278,637	$283,569
Machinery and equipment	334,257	331,981
Computer hardware and software	102,763	95,780
Construction in progress	9,175	9,694
Total property, plant and equipment, gross	724,832	721,024
Less: accumulated depreciation	(407,481)	(386,098)
Total property, plant and equipment, net	$317,351	$334,926
Assets held under capital leases and included in property, plant and equipment as of October 3, 2015 and September 27, 2014 consisted of the following (in thousands):

	2015	2014
Buildings and improvements	$22,953	$23,141
Machinery and equipment	3,757	3,669
Total property, plant and equipment held under capital leases, gross	26,710	26,810
Less: accumulated amortization	(22,201)	(19,405)
Total property, plant and equipment held under capital leases, net	$4,509	$7,405
The building and improvements category in the above table includes a leased manufacturing facility in San Diego, California, which is no longer used by the Company and has been subleased. This facility is recorded at the net present value of the sublease income, net of expected cash outflows associated with the subleases. The net book value of the San Diego facility is reduced on a monthly basis by the amortization of the sublease cash receipts, net of certain cash outflows associated with the subleases. As of October 3, 2015 and September 27, 2014, the net book value of the San Diego facility was approximately $1.9 million and $4.3 million, respectively. The lease on the San Diego facility expires during fiscal 2016.
Amortization of assets held under capital leases totaled $0.5 million, $0.6 million and $0.6 million for fiscal 2015, 2014 and 2013, respectively. Capital lease additions totaled $1.2 million, $1.4 million, and $1.4 million for fiscal 2015, 2014 and 2013, respectively.
As of October 3, 2015, September 27, 2014 and September 28, 2013, accounts payable included approximately $2.7 million, $7.0 million and $10.9 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company’s lease agreement for the building shell and land of its facility in Guadalajara, Mexico, includes a ten-year base lease term that commenced upon the completion of construction during the fourth quarter of fiscal 2014, with two five-year renewal options. This lease did not qualify as a sale-leaseback transaction, and was accounted for as a non-cash financing transaction. Since the Company believes that it will exercise both renewal options, the lease is being accounted for using a 20 year lease term.
During the third quarter of fiscal 2014, the Company capitalized the building shell as a non-cash financing obligation of approximately $8.0 million, which will be increased by interest expense and land rent expense, and reduced by contractual payments. As of October 3, 2015 and September 27, 2014, the balance of the related financing obligation totaled $8.2 million and $8.0 million, respectively. The Company capitalized related leasehold improvements of $1.4 million and $16.2 million during fiscal 2015 and 2014, respectively, which are included in "Property, plant and equipment" in the Consolidated Balance Sheets and depreciated accordingly. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation. If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $4.1 million in fiscal 2024 or $0.8 million in fiscal 2029, respectively.
The future minimum payments under the ten-year base lease agreement, as well as the two five-year renewal options, are as follows (in thousands):

2016	$1,440
2017	1,476
2018	1,513
2019	1,550
2020	1,589
2021 through 2024	6,746
$14,314
2025 through 2029	9,451
2030 through 2034	$10,870
4.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of October 3, 2015 and September 27, 2014, consisted of the following (in thousands):

	2015	2014
Borrowings under the credit facility	$75,000	$75,000
5.20% Senior notes, due June 15, 2018	175,000	175,000
Non-cash financing of leased facility	8,210	8,000
Capital lease obligations	4,560	8,414
Total obligations	262,770	266,414
Less: current portion	(3,513)	(4,368)
Long-term debt and capital lease obligations, net of current portion	$259,257	$262,046
The Company's weighted average interest rate on capital lease obligations was 7.59% and 7.43% as of October 3, 2015 and September 27, 2014, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s debt obligations as of October 3, 2015, are as follows (in thousands):

2016	$—
2017	—
2018	175,000
2019	75,000
2020	—
Thereafter	—
Total	$250,000

The aggregate scheduled maturities of the Company’s obligations under capital leases (excluding capital lease payments related to the Guadalajara plant disclosed in Note 3, "Property, Plant and Equipment") as of October 3, 2015, are as follows (in thousands):

2016	$3,513
2017	1,023
2018	24
2019	—
2020	—
Thereafter	—
Total	$4,560
The Company has a $235.0 million senior unsecured revolving credit facility with a termination date of May 15, 2019 (the "Credit Facility"). In October 2015, subsequent to fiscal 2015 year end, $30.0 million of an accordion feature thereunder was exercised, increasing the maximum commitment under the Credit Facility to $265.0 million. The Credit Facility may potentially be increased to $335.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2015, the highest daily borrowing was $207.0 million, the average daily borrowings were $147.8 million, and the Company borrowed and repaid $483.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of October 3, 2015, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.0% or base rate plus 0.0% upon reduction in the current total leverage ratio. As of October 3, 2015, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.329%). As of October 3, 2015, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 5, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of October 3, 2015.
In the third quarter of fiscal 2014, the Company incurred approximately $0.2 million in new debt issuance costs in connection with an amendment to the Credit Facility. These costs, along with the remaining unamortized portion of the $0.9 million in new debt issuance costs the Company incurred in fiscal 2012, are being amortized over the five -year term of the Credit Facility. Origination fees and expenses associated with the accordion exercise in fiscal 2016 totaled $0.1 million and will also be amortized over the remaining Credit Facility term.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). As of October 3, 2015 and September 27, 2014, $175.0 million was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
In the third quarter of fiscal 2014, the Company capitalized certain leased property, plant and equipment related to footprint expansion in Guadalajara, for which the Company had direct involvement in construction and will have ongoing involvement subsequent to the completion of construction. This resulted in a non-cash financing transaction of approximately $8.2 million and $8.0 million, and is reflected in long-term debt and capital lease obligations on the accompanying Consolidated Balance

Plexus Corp.
Notes to Consolidated Financial Statements

Sheets as of October 3, 2015 and September 27, 2014, respectively. Refer to Note 3, "Property, Plant and Equipment" for additional disclosures related to the Guadalajara facility.
5.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations and interest rates. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to non-designated hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $9.4 million of unrealized losses, net of tax, related to foreign exchange contracts will be reclassified from other comprehensive income into earnings. Changes in the fair value of the derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of October 3, 2015 and a notional value of $64.6 million as of September 27, 2014. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $9.4 million liability as of October 3, 2015 and an $0.8 million asset as of September 27, 2014.
The Company had no additional forward currency exchange contracts outstanding as of October 3, 2015. As of September 27, 2014, the Company had additional forward currency exchange contracts outstanding with a notional value of $37.9 million. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of other income (expense). The total fair value of these derivatives was a $1.5 million asset as of September 27, 2014.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract which expires on May 5, 2017, related to $75.0 million in borrowings under the Company's Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive (loss) income" on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of October 3, 2015 was a $0.5 million liability and a $0.2 million asset as of September 27, 2014. The notional amount of the Company's interest rate swap was $75.0 million as of both October 3, 2015 and September 27, 2014.
The Company entered into three interest rate swap contracts related to term loans under a prior credit facility that had an initial total notional value of $150.0 million and matured on April 4, 2013, which resulted in a $2.0 million discrete tax benefit in fiscal 2013. The fixed interest rates for each of these contracts were 4.415%, 4.490% and 4.435%, respectively. These interest rate swap contracts were originally entered into to effectively fix $150.0 million of variable rate term loans under the prior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate contracts were determined to be effective, and thus qualified as a cash flow hedge. As such, any changes in the fair value of these interest rate swaps were recorded in “Accumulated other comprehensive (loss) income” on the accompanying Consolidated Balance Sheets until earnings were affected by the variability of cash flows.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$182	Current liabilities – Other	$497	$—
Forward contracts	Prepaid expenses and other	$—	$812	Current liabilities – Other	$9,408	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$—	$1,512	Current liabilities – Other	$—	$—

Derivative Impact on Accumulated Other Comprehensive (Loss) Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)
	October 3, 2015	September 27, 2014	September 28, 2013
Interest rate swaps	$(1,258)	$(393)	$961
Forward contracts	(15,660)	1,198	(1,389)
Treasury Rate Locks	—	—	—
Income tax expense	$—	$—	$—

Derivative Impact on Gain (Loss) Recognized in Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		October 3, 2015	September 27, 2014	September 28, 2013
Interest rate swaps	Interest income	$(579)	$(542)	$(788)
Forward contracts	Selling and administrative expenses	(597)	(106)	70
Forward contracts	Cost of goods sold	(4,843)	(503)	639
Treasury Rate Locks	Interest expense	324	321	321
Income tax expense	Income tax expense	$—	$70	$2,031
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2015, 2014 and 2013.

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of October 3, 2015, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

	Fair Value Measurements Using Input Levels Asset/ (Liability) (in thousands):
Fiscal year ended October 3, 2015	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$(497)	$—	$(497)
Forward currency forward contracts	$—	$(9,408)	$—	$(9,408)

Fiscal year ended September 27, 2014
Derivatives
Interest rate swaps	$—	$182	$—	$182
Forward currency forward contracts	$—	$2,324	$—	$2,324
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
6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
U.S.	$(32,480)	$(12,473)	$(8,406)
Foreign	138,775	105,798	93,389
	$106,295	$93,325	$84,983
Income tax expense (benefit) for fiscal 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$—	$(2,050)	$408
State	(397)	(332)	—
Foreign	12,957	10,147	4,089
	12,560	7,765	4,497
Deferred:
Federal	—	(1,506)	(3,702)
State	(399)	—	(42)
Foreign	(198)	(147)	1,971
	(597)	(1,653)	(1,773)
	$11,963	$6,112	$2,724

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	1.3	1.8	(0.1)
Foreign tax rate differences	(38.0)	(33.2)	(34.4)
Valuation allowances	16.5	8.4	5.8
Other, net	(3.5)	(5.5)	(3.1)
Effective income tax rate	11.3%	6.5%	3.2%
The Company recorded income tax expense of $12.0 million, $6.1 million and $2.7 million for fiscal 2015, 2014 and 2013, respectively.
The effective tax rate for fiscal 2015 is higher than that of fiscal 2014 primarily as a result of the geographic distribution of worldwide earnings and tax benefits recorded in fiscal 2014 due to the lapse of statute of limitations related to certain U.S. tax examinations. The effective tax rate for fiscal 2014 was higher than that of fiscal 2013 primarily as a result of geographic distribution of worldwide earnings.

During fiscal 2015, the Company recorded a $17.5 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA regions. As of October 3, 2015, using the measurement criteria found in ASC 740, the Company believes that the positive evidence does not outweigh the negative and the valuation allowance should remain in place.

During fiscal 2014, the Company recorded a $7.9 million addition to its valuation allowance related to continuing losses in certain jurisdictions within the AMER and EMEA regions. During fiscal 2014, the Company also recorded tax benefits of $3.8 million primarily due to the lapse of statute of limitations related to certain U.S. tax examinations during the fiscal year.

During fiscal 2013, the Company recorded a $7.0 million addition to its valuation allowance, of which $5.2 million related to continuing losses in certain jurisdictions within the AMER and EMEA regions. During fiscal 2013, the Company performed an analysis of all available evidence, both positive and negative, regarding the need for a valuation allowance against its U.K. deferred tax assets, consistent with the provisions of ASC 740. Accordingly, the Company established an additional $1.8 million valuation allowance against the U.K. deferred tax assets. During fiscal 2013 the Company also identified and recorded several out-of-period tax errors that reduced tax expense by $3.2 million. The Company believes these out-of-period tax errors were not material to the fiscal 2013, or previously issued, financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of October 3, 2015 and September 27, 2014, were as follows (in thousands):

	2015	2014
Deferred income tax assets:
Loss/credit carryforwards	$39,380	$17,356
Goodwill	49	541
Inventories	7,799	5,468
Accrued benefits	25,180	23,754
Allowance for bad debts	321	343
Other	3,675	3,165
Total gross deferred income tax assets	76,404	50,627
Less valuation allowances	(58,343)	(41,935)
Deferred income tax assets	18,061	8,692
Deferred income tax liabilities:
Property, plant and equipment	13,320	4,322
Other	84	84
Deferred income tax liabilities	13,404	4,406
Net deferred income tax assets	$4,657	$4,286
During fiscal 2015, the Company’s valuation allowance increased by $16.4 million. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the AMER region of $14.4 million and in the EMEA region of $2.0 million.
As of October 3, 2015, the Company had approximately $118.3 million of pre-tax state net operating loss carryforwards that expire between fiscal 2016 and 2036. These state net operating losses have a full valuation allowance against them.
As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company has an unrecognized net operating loss carryforward of $4.8 million related to tax deductions in excess of compensation expense for stock options. This deduction will remain unrecognized until such time as the related deductions actually reduce income taxes payable.
During the fiscal year ended October 3, 2015, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region, which under the terms of the Company's agreement with the local taxing authority expired on December 31, 2013. During fiscal 2015, 2014 and 2013, these tax holidays resulted in tax reductions of approximately $29.9 million ($0.89 per basic share), $24.1 million ($0.71 per basic share) and $22.7 million ($0.66 per basic share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $825.7 million as of October 3, 2015. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company has approximately $2.4 million of uncertain tax benefits as of October 3, 2015. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) in the amount of $0.6 million and an offset to “Deferred income tax” (noncurrent asset) in the amount of $1.8 million. The Company has classified these amounts as “Other liabilities” (noncurrent) and “Deferred income taxes” (noncurrent asset) to the extent that payment is not anticipated within one year. The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

Balance at September 28, 2013	$7,436
Gross increases for tax positions of prior years	324
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	1,582
Lapse of applicable statute of limitations	3,810
Settlements	—
Balance at September 27, 2014	$2,368
Gross increases for tax positions of prior years	73
Gross increases for tax positions of the current year	—
Gross decreases for tax positions of prior years	88
Lapse of applicable statute of limitations	—
Settlements	—
Balance at October 3, 2015	$2,353
Approximately $0.6 million and $1.1 million of the balance as of October 3, 2015 and September 27, 2014, respectively, would reduce the Company’s effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million, $0.2 million, and $1.1 million as of October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The Company recognized $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for the fiscal year ended October 3, 2015.
It is possible that a number of uncertain tax positions related to federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or foreign jurisdictions in which the Company operates. The Company is not aware of any material proposed adjustment that has not been reflected in the current financial statements.
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2010-2015
Germany	2010-2015
Mexico	2010-2015
Romania	2010-2015
United Kingdom	2011-2015
United States
Federal	2011-2015
State	2003-2015

Plexus Corp.
Notes to Consolidated Financial Statements

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2015, 2014 and 2013 (in thousands, except per share amounts):

	2015	2014	2013
Net income	$94,332	$87,213	$82,259
Basic weighted average common shares outstanding	33,618	33,785	34,330
Dilutive effect of share-based awards outstanding	761	870	562
Diluted weighted average shares outstanding	34,379	34,655	34,892
Earnings per share:
Basic	$2.81	$2.58	$2.40
Diluted	$2.74	$2.52	$2.36
In fiscal 2015, 2014 and 2013, share-based awards for approximately 0.7 million, 0.5 million and 1.9 million shares, respectively, were not included in the computation of diluted earnings per share as they were antidilutive.
Outstanding shares have decreased in recent years as a result of the Company's stock repurchase programs. Refer to Note 13, "Shareholders' Equity" for further information on the Company's stock repurchase programs.
8.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2021, and many contain renewal and/or purchase options. Rent expense under all operating leases for fiscal 2015, 2014 and 2013 was approximately $14.4 million, $15.1 million and $15.7 million, respectively.
Future minimum annual payments on operating leases are as follows (in thousands):

2016	$7,632
2017	6,363
2018	3,938
2019	3,317
2020	3,238
Thereafter	2,557
Total future minimum operating lease payments	$27,045

9.    Benefit Plans
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0 percent of eligible earnings. The Company’s contributions for fiscal 2015, 2014 and 2013 totaled $8.2 million, $7.2 million and $6.6 million, respectively.
Stock-based Compensation Plans: The Plexus Corp. 2008 Long-Term Incentive Plan (the “2008 Plan”) is a stock-based, shareholder-approved incentive plan for officers, key employees and directors. The 2008 Plan includes provisions by which the Company may grant stock-based awards, including stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units (“RSUs”), unrestricted stock awards and performance stock awards (including awards that may be designated as performance stock units ("PSUs")), in addition to cash incentive awards, to directors, executive officers and other officers and key employees. The maximum number of shares of Plexus common stock which may be issued pursuant to the 2008 Plan is 5.5 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for awards under the 2008 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees fully vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Vesting of PSUs is

Plexus Corp.
Notes to Consolidated Financial Statements

dependent on the relative performance of the Company's stock price as compared to the companies in the Russell 3000 Index in the three-year performance period. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred). Options issued to the members of the Board of Directors in fiscal 2013 vested immediately on the date of grant.
The 2008 Plan replaced the shareholder-approved 2005 Equity Incentive Plan (the “2005 Plan”). Outstanding awards under the 2005 Plan continue until exercise, expiration or forfeiture.
Individual stock option and SARs grants are determined annually, but granted on a quarterly basis. Grants of RSUs and PSUs are generally made only on an annual basis.
In fiscal 2015, the Company granted options to purchase 0.1 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Company granted RSUs for 0.2 million shares of common stock and PSUs for 0.1 million shares (at target).
In fiscal 2014, the Company granted options to purchase 0.2 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Company granted RSUs for 0.2 million shares of common stock and awards of PSUs for 0.1 million shares (at target).
In fiscal 2013, the Company granted options to purchase 0.4 million shares of the Company’s common stock and 0.1 million stock-settled SARs. Additionally, the Company granted RSUs for 0.3 million shares of common stock.
The Company recognized $13.3 million, $13.0 million and $11.8 million of compensation expense associated with share-based awards in fiscal 2015, 2014 and 2013, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2015, 2014 or 2013.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 29, 2012	3,071	$28.86
Granted	515	27.66
Canceled	(141)	25.48
Exercised	(380)	22.00
Outstanding as of September 28, 2013	3,065	$29.27
Granted	318	41.39
Canceled	(105)	32.44
Exercised	(1,008)	27.41
Outstanding as of September 27, 2014	2,270	$31.65
Granted	221	39.53
Canceled	(25)	36.50
Exercised	(549)	28.93
Outstanding as of October 3, 2015	1,917	$33.27	$11,191

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value(in thousands)
Exercisable as of:
September 28, 2013	2,375	$29.49
September 27, 2014	1,772	$30.45
October 3, 2015	1,560	$31.67	4.73	$11,145

Plexus Corp.
Notes to Consolidated Financial Statements

The following table summarizes outstanding stock option and SAR information as of October 3, 2015 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options/SARs Exercisable (in thousands)	Weighted Average Exercise Price
$14.17 - $21.25	69	$18.29	3.01	69	$18.29
$21.26 - $31.89	843	$27.38	5.05	843	$27.38
$31.90 - $44.48	1,004	$39.25	5.94	647	$38.68
$14.17 - $44.48	1,917	$33.27	5.42	1,560	$31.67
The Company uses the Black-Scholes valuation model to value options and SARs. The Company used its historical stock prices as the basis for its volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant with a term consistent with the expected option and SAR lives. The expected options and SARs lives represent the period of time that the options and SARs granted are expected to be outstanding and were based on historical experience.
The weighted average fair value per share of options and SARs granted for fiscal 2015, 2014 and 2013 were $14.55, $15.78 and $11.88, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2015	2014	2013
Expected life (years)	4.50 - 5.70	4.50 - 5.00	4.40 - 5.00
Risk-free interest rate	1.52 - 1.64%	1.24 - 1.86%	0.57 - 2.71%
Expected volatility	37 - 38%	38 - 47%	45 - 51%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2015, 2014 and 2013 was $5.5 million, $6.1 million and $7.3 million, respectively.
For fiscal 2015, 2014 and 2013, the total intrinsic value of options and SARs exercised was $7.7 million, $13.5 million and $4.3 million, respectively.
As of October 3, 2015, there was $3.4 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.9 years.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 29, 2012	466	$31.78
Granted	329	26.16
Canceled	(47)	31.26
Vested	(94)	26.59
Units outstanding as of September 28, 2013	654	$29.73
Granted	302	40.76
Canceled	(92)	31.89
Vested	(134)	41.06
Units outstanding as of September 27, 2014	730	$31.97
Granted	325	41.46
Canceled	(43)	35.15
Vested	(216)	37.52
Units outstanding as of October 3, 2015	796	$38.18	$30,231
The Company uses the fair value at the date of grant to value RSUs. As of October 3, 2015, there was $12.2 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.6 years.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to the Russell 3000 Index over a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.2 million. The Company recognizes stock-based compensation expense over the PSUs’ vesting period. No PSUs vested during the fiscal year ended October 3, 2015. There were 0.1 million PSUs granted during both fiscal 2015 and 2014, and no PSUs were granted during fiscal 2013.
As of October 3, 2015, there was $2.8 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average period of 2.0 years.
Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of October 3, 2015 and September 27, 2014, the related deferred compensation liability associated with these arrangements totaled $1.3 million and $2.0 million, respectively.
The Company maintains investments in a trust account to fund required payments under the deferred compensation plan. As of October 3, 2015 and September 27, 2014, the total value of the assets held by the trust totaled $8.9 million and $8.5 million, respectively, and were recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During fiscal 2015, 2014 and 2013, the Company made payments to the participants in the amount of $0.9 million, $0.8 million and $0.8 million, respectively.
Supplemental Executive Retirement Plan: The Company also maintains a supplemental executive retirement plan (the “SERP”) as an additional deferred compensation plan for executive officers. Under the SERP, a covered executive may elect to defer some or all of the participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2015, 2014 and 2013, the Company made contributions to the participants’ SERP accounts in the amount of $0.5 million, $0.7 million and $0.4 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

As of October 3, 2015 and September 27, 2014, the SERP assets held in the Trust totaled $8.3 million and $10.9 million, respectively, and the related liability to the participants totaled approximately $6.9 million and $6.6 million as of October 3, 2015 and September 27, 2014, respectively. As of October 3, 2015 and September 27, 2014, the SERP assets held in the Trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
The Trust assets are subject to the claims of the Company’s creditors. The deferred compensation and Trust assets and the related liabilities to the participants are included in non-current “Other assets” and non-current “Other liabilities,” respectively, in the accompanying Consolidated Balance Sheets.
Other: The Company currently does not, and is not obligated to, provide any postretirement medical or life insurance benefits to employees.
10.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and impairment charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Net sales:
AMER	$1,389,017	$1,238,225	$1,062,758
APAC	1,285,905	1,132,503	1,146,299
EMEA	140,292	115,893	122,566
Elimination of inter-segment sales	(160,924)	(108,372)	(103,592)
	$2,654,290	$2,378,249	$2,228,031

Operating income (loss):
AMER	$68,585	$79,211	$70,863
APAC	160,217	135,539	116,350
EMEA	(8,129)	(11,923)	(3,096)
Corporate and other costs	(105,237)	(102,220)	(87,494)
	$115,436	$100,607	$96,623
Other income (expense):
Interest expense	(13,964)	(12,295)	(12,638)
Interest income	3,499	2,934	1,640
Miscellaneous	1,324	2,079	(642)
Income before income taxes	$106,295	$93,325	$84,983

Depreciation:
AMER	$17,753	$16,452	$13,474
APAC	18,176	20,587	23,560
EMEA	8,339	7,509	4,644
Corporate	4,110	2,713	5,732
	$48,378	$47,261	$47,410

Capital expenditures:
AMER	$17,595	$53,135	$60,507
APAC	9,590	4,096	12,345
EMEA	6,976	6,351	30,836
Corporate	915	1,702	4,434
	$35,076	$65,284	$108,122

	October 3, 2015	September 27, 2014
Total assets:
AMER	$573,437	$521,259
APAC	1,011,622	881,426
EMEA	128,306	135,841
Corporate and eliminations	(10,977)	70,500
	$1,702,388	$1,609,026

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2015, 2014 and 2013. Net sales to unaffiliated customers were based on the Company’s location providing product or services (in thousands):

Net sales:	2015	2014	2013
United States	$1,303,106	$1,188,068	$1,004,153
Malaysia	926,059	798,447	877,748
China	359,846	334,056	268,551
Mexico	85,911	50,157	58,605
United Kingdom	70,335	72,443	81,657
Romania	65,338	39,030	38,117
Germany	4,619	4,420	2,792
Elimination of inter-segment sales	(160,924)	(108,372)	(103,592)
	$2,654,290	$2,378,249	$2,228,031

Long-lived assets:	October 3, 2015	September 27, 2014
United States	$101,712	$116,900
Malaysia	72,327	73,568
China	24,236	29,909
Mexico	39,002	33,671
United Kingdom	11,506	14,211
Romania	30,553	33,549
Germany	405	507
Other Foreign	4,689	5,280
Corporate	32,921	27,331
	$317,351	$334,926
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of October 3, 2015 and September 27, 2014 exclude other long-term assets and deferred income tax assets, which totaled $40.3 million and $43.3 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0 percent or more of consolidated net sales for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
ARRIS Group, Inc. ("Arris")	12.6%	12.5%	*
General Electric Company ("GE")	10.6%	11.2%	*
Juniper Networks, Inc. (“Juniper”)	*	*	12.8%
* Net sales attributable to the customer were less than 10.0 percent of consolidated net sales for the period.
During fiscal 2015 and 2014, net sales attributable to Arris were reported in the AMER and APAC segments, and net sales attributable to GE were reported in all three segments. Net sales attributable to Juniper, which has disengaged from Plexus, were reported in the AMER and APAC segments.
No customer represented 10.0 percent or more of total accounts receivable as of October 3, 2015 or September 27, 2014.

Plexus Corp.
Notes to Consolidated Financial Statements

12.    Guarantees
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
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Consolidated Balance Sheets in "other current accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for the fiscal years 2015 and 2014 (in thousands):

Limited warranty liability, as of September 28, 2013	$5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	$5,847
13.    Shareholders' Equity
On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. The Company expects to complete this program on a relatively consistent basis during fiscal 2016.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. The Company repurchased 745,227 shares under this program for $30.0 million, at an average price of $40.26 per share, during fiscal 2015. These shares were recorded as treasury stock.
On August 19, 2013, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2014. The Company repurchased 733,447 shares under this program for $30.0 million, at an average price of $40.90 per share, during fiscal 2014. These shares were recorded as treasury stock.
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
14.    Trade Accounts Receivable Sale Program
In connection with a trade accounts receivable sale program with an unaffiliated financial institution, the Company may elect to sell, at a discount, designated pools of trade accounts receivable without recourse in exchange for cash. Proceeds from the transfer reflect the face value of the receivables less a discount. The discount is recorded as a loss in "other expense" in the Consolidated Statements of Comprehensive Income in the period of the sale.

The Company sold $93.1 million, $69.8 million and $52.8 million of trade accounts receivable during fiscal years 2015, 2014 and 2013, respectively, and in exchange, received cash proceeds of $92.4 million, $69.3 million and $52.2 million, respectively. The resulting discount on the sales of trade accounts receivables sold under this agreement for fiscal years 2015, 2014 and 2013 were not material, and were recorded in "other expense" within the Consolidated Statements of Comprehensive Income.
15.    Restructuring and Impairment Charges
During fiscal 2015 and 2014, the Company recorded $1.7 million and $11.3 million of restructuring and impairment charges. The charges were incurred in the AMER segment and largely related to the consolidation of the Company's manufacturing facilities in Wisconsin and the relocation of manufacturing operations from Juarez to Guadalajara, Mexico. These charges are recorded within restructuring and impairment charges on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "other accrued liabilities" on the Consolidated Balance Sheets.
For the year ended October 3, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of the following:

•	$1.6 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara; and

•	$0.1 million of employee termination and severance costs from the closure of the Company's facility in Juarez.
For the year ended September 27, 2014, the Company incurred restructuring and impairment charges of $11.3 million, which consisted of the following:

•	$3.2 million of fixed asset impairment related to the Company's facility in Juarez;

•	$3.2 million of severance from the reduction of the Company's workforce in Juarez; and

•
$4.9 million of rent, moving and associated costs resulting from the early exit of operating leases for two existing facilities and the consolidation of three existing facilities in Wisconsin into the new manufacturing facility in Neenah, as well as moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara.

As part of the relocation of manufacturing operations from Juarez to Guadalajara, the Company evaluated the ongoing fair value of the long-lived assets associated with the Juarez facility. Based on this evaluation, the Company determined that long-lived assets were impaired and therefore recorded $3.2 million of fixed asset impairment for the year ended September 27, 2014. Fair value was evaluated using Level 3 inputs, as defined in Note 1, "Description of Business and Significant Accounting Policies."
No income tax benefit for these restructuring and impairment charges was recognized due to tax losses in these jurisdictions.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company's restructuring accrual activity for the years ended October 3, 2015 and September 27, 2014 is included in the table below (in thousands):

	Fixed Asset Impairment	Employee Termination and Severance Costs	Lease Obligations and Other Exit Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring and impairment charges	3,160	3,180	4,940	11,280
Amounts utilized	(3,160)	(3,038)	(4,940)	(11,138)
Accrual balance, September 27, 2014	$—	$142	$—	$142
Restructuring and impairment charges	—	144	1,547	1,691
Amounts utilized	—	(286)	(1,547)	(1,833)
Accrual balance, October 3, 2015	$—	$—	$—	$—
16.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2015 and 2014 (in thousands, except per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$664,690	$651,285	$669,585	$668,730	$2,654,290
Gross profit	61,414	59,777	59,087	59,272	239,550
Net income	23,079	23,594	23,794	23,865	94,332
Earnings per share (1):
Basic	$0.69	$0.70	$0.71	$0.71	$2.81
Diluted	$0.67	$0.69	$0.69	$0.70	$2.74

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$533,905	$557,616	$620,505	$666,223	$2,378,249
Gross profit	51,502	52,835	58,593	62,639	225,569
Net income	17,663	18,516	24,584	26,450	87,213
Earnings per share:
Basic	$0.52	$0.55	$0.73	$0.78	$2.58
Diluted	$0.51	$0.53	$0.71	$0.77	$2.52
(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
17.    Subsequent Events
In October 2015, subsequent to fiscal 2015 year end, $30.0 million of an accordion feature under the Credit Facility was exercised, increasing the maximum commitment under the Credit Facility to $265.0 million. The Credit Facility may potentially be increased to $335.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions.

On November 4, 2015, Plexus announced plans to close its manufacturing facility in Fremont, California (“Fremont”) as a result of the Company’s optimization of its capacity to align with customer demand due to changing end-market dynamics. This action was approved by Company management on November 3, 2015. Plexus expects to incur approximately $3.0 to $5.0 million of restructuring charges as a result of this action by the end of the third quarter of fiscal 2016, comprised of employee, transition and other facility-related costs. The restructuring charges remain subject to additional analysis.

Plexus Corp.
Notes to Consolidated Financial Statements

The closure of the Fremont facility will affect approximately 200 employees. It is anticipated that existing customer programs at the Fremont facility will be transferred to other Plexus facilities. Plexus currently expects that the consolidation efforts related to this action will be complete by the end of the third quarter of fiscal 2016.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of October 3, 2015, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 3, 2015, as stated in its report included herein.
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
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”).
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under “Investor Relations, Corporate Governance” at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees; and includes provisions related to accounting and financial matters that apply to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller.
Executive Officers of the Registrant
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Dean A. Foate	57	Chairman, President and Chief Executive Officer
Todd P. Kelsey	50	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	49	Senior Vice President and Chief Financial Officer
Angelo M. Ninivaggi	48	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	50	Senior Vice President - Global Manufacturing Solutions
Steven J. Frisch	49	Executive Vice President and Chief Customer Officer
Yong Jin Lim	55	Regional President - Plexus APAC
Oliver K. Mihm	43	Regional President - Plexus EMEA
Dean A. Foate joined Plexus in 1984 and has served as Chairman since 2013, as President and Chief Executive Officer since 2002, and as a Director since 2000.
Todd P. Kelsey joined Plexus in 1994 and has served as Executive Vice President and Chief Operating Officer since 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Patrick J. Jermain joined Plexus in 2010 and has served as Vice President and Chief Financial Officer since May 2014, he was named Senior Vice President in February 2015. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010. Prior to joining Plexus, Mr. Jermain served in various positions at Appvion, Inc., formerly Appleton Papers, Inc., since 2006.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006 and was named Senior Vice President in 2011. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to August 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Senior Vice President - Global Manufacturing Solutions since 2014. Previously, Mr. Darroch served as Regional President - Plexus EMEA since 2013 and Vice President of Operations - EMEA since 2012. Prior to joining Plexus, Mr. Darroch served in various positions at Jabil Circuit, Inc., an EMS provider, since 1995.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President and Chief Customer Officer since 2014. Previously, Mr. Frisch served as Executive Vice President - Global Customer Services from 2013 to 2014. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – Plexus APAC since 2007.
Oliver K. Mihm joined Plexus in 2000 and has served as Regional President - Plexus EMEA since July 2015. Previously, Mr. Mihm served as Market Sector Vice President - Industrial/Commercial from 2014 to 2015, Senior Vice President - Global Engineering Solutions since from 2013 to 2014, Vice President - Global Engineering Solutions from 2011 to 2013 and as Vice President of Plexus' Raleigh, North Carolina Design Center prior thereto.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Approval of the Plexus Corp. 2016 Omnibus Incentive Plan - Equity Compensation Plan Information” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule on page 37.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Fiscal Year 2015:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$581	$—	$890	*	$879
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,935	$16,408	$—	$—		$58,343

Fiscal Year 2014:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,008	$513	$—	$333	*	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,075	$7,860	$—	$—		$41,935

Fiscal Year 2013:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,011	$1,036	$—	$1,039	*	$1,008
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$27,087	$6,988	$—	$—		$34,075
* Amount represents favorable resolution of amounts previously reserved for and amounts written off.

Plexus Corp.
Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 20, 2015	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dean A. Foate, Patrick J. Jermain and Angelo M. Ninivaggi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Dean A. Foate	/s/ Rainer Jueckstock
Dean A. Foate, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Rainer Jueckstock, Director

/s/ Patrick J. Jermain	/s/ Peter Kelly
Patrick J. Jermain, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Philip R. Martens
Ralf R. Böer, Director	Philip R. Martens, Director

/s/ Stephen P. Cortinovis	/s/ Michael V. Schrock
Stephen P. Cortinovis, Director	Michael V. Schrock, Director

/s/ David J. Drury	/s/ Mary A. Winston
David J. Drury, Director	Mary A. Winston, Director

/s/ Joann M. Eisenhart
Joann M. Eisenhart, Director
*Each of the above signatures is affixed as of November 20, 2015.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended October 3, 2015

Exhibit No.	Exhibit	Incorporated By Reference To	Filed Herewith

3(i)	(a) Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) to Plexus’ Report on Form 10-Q for the quarter ended March 31, 2004

	(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation	Exhibit 3.1 to Plexus’ Report on Form 8-K dated August 28, 2008

3(ii)	Amended and Restated Bylaws of Plexus Corp., adopted May 21, 2015	Exhibit 3.1 to Plexus’ Report on Form 8-K/A dated May 21, 2015

4.1	Restated Articles of Incorporation of Plexus Corp., as amended through August 28, 2008	Exhibit 3(i) above

4.2	Amended and Restated Bylaws of Plexus Corp., adopted May 21, 2015	Exhibit 3(ii) above

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC	Exhibit 4.1 to Plexus’ Report on Form 8-A dated August 28, 2008

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

Exhibit 10.1 to Plexus’ Report on Form 8-K dated May 15, 2014

10.2	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.3	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus' Report on Form 8-K dated May 15, 2008

10.4(a)	Form of Change of Control Agreement with executive officers (other than Dean A. Foate) entered into prior to fiscal 2015*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.4(b)	Amended Form of Change of Control Agreement with executive officers receiving this agreement beginning in fiscal 2015*	Exhibit 10.4(b) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.5	Summary of Directors’ Compensation (11/14)*	Exhibit 10.5(a) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.6(a)	Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

10.6(b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.7	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.10 to Plexus' Report on Form 10-K for the fiscal year ended September 29, 2012

10.8(a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan*	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.8(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan — Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

	(vi) Form of Restricted Stock Unit Award Agreement for Directors	Exhibit 10.9(b)(vi) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

	(vii) Form of Performance Stock Unit Agreement	Exhibit 10.9(b)(vii) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

10.9(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.9(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements	X

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management compensatory plans or agreements.