Form 10-Q
period 2016-01-02
PLEXUS CORP
filed 2016-02-08
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2016
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-14423
____________________________________________________________________________________________________________________________________
PLEXUS CORP.
(Exact name of registrant as specified in charter)
____________________________________________________________________________________________________________________________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2016, there were 33,374,556 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

January 2, 2016

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales	$616,664	$664,690
Cost of sales	566,605	603,276
Gross profit	50,059	61,414
Selling and administrative expenses	27,028	30,940
Restructuring charges	1,507	1,691
Operating income	21,524	28,783
Other income (expense):
Interest expense	(3,534)	(3,777)
Interest income	932	897
Miscellaneous	(1,620)	138
Income before income taxes	17,302	26,041
Income tax expense	2,854	2,962
Net income	$14,448	$23,079
Earnings per share:
Basic	$0.43	$0.69
Diluted	$0.42	$0.67
Weighted average shares outstanding:
Basic	33,396	33,602
Diluted	34,062	34,439
Comprehensive income:
Net income	$14,448	$23,079
Other comprehensive income (loss) — net of income tax:
Derivative instrument fair value adjustments	5,744	(4,644)
Foreign currency translation adjustments	(6,606)	(5,361)
Other comprehensive loss	(862)	(10,005)
Total comprehensive income	$13,586	$13,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$354,728	$357,106
Accounts receivable, net of allowances of $969 and $879, respectively	360,220	384,680
Inventories	549,501	569,371
Deferred income taxes	10,662	10,686
Prepaid expenses and other	23,130	22,882
Total current assets	1,298,241	1,344,725
Property, plant and equipment, net	313,656	317,351
Deferred income taxes	3,584	3,635
Other	36,559	36,677
Total non-current assets	353,799	357,663
Total assets	$1,652,040	$1,702,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,864	$3,513
Accounts payable	368,030	400,710
Customer deposits	71,863	81,359
Accrued salaries and wages	35,715	49,270
Other accrued liabilities	40,030	44,446
Total current liabilities	518,502	579,298
Long-term debt, capital lease obligations and other financing, net of current portion	259,289	259,257
Deferred income taxes	9,664	9,664
Other liabilities	13,791	11,897
Total non-current liabilities	282,744	280,818
Total liabilities	801,246	860,116
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,558 and 50,554 shares issued, respectively, and 33,276 and 33,500 shares outstanding, respectively	506	506
Additional paid-in capital	500,888	497,488
Common stock held in treasury, at cost, 17,282 and 17,054 shares, respectively	(518,431)	(509,968)
Retained earnings	875,165	860,717
Accumulated other comprehensive loss	(7,334)	(6,471)
Total shareholders’ equity	850,794	842,272
Total liabilities and shareholders’ equity	$1,652,040	$1,702,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 2, 2016	January 3, 2015
Cash flows from operating activities:
Net income	$14,448	$23,079
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation	12,029	12,657
Amortization of deferred financing fees	81	76
Loss (gain) on sale of property, plant and equipment	9	(86)
Deferred income tax net expense	—	95
Share-based compensation expense	3,390	3,741
Changes in operating assets and liabilities:
Accounts receivable	22,290	(56,669)
Inventories	17,292	(16,064)
Other current and noncurrent assets	(345)	(4,722)
Accounts payable	(28,975)	(47,174)
Customer deposits	(9,168)	7,007
Other current and noncurrent liabilities	(9,785)	(12,230)
Cash flows provided by (used in) operating activities	21,266	(90,290)
Cash flows from investing activities:
Payments for property, plant and equipment	(11,745)	(9,595)
Proceeds from sale of property, plant and equipment	14	101
Cash flows used in investing activities	(11,731)	(9,494)
Cash flows from financing activities:
Borrowings under credit facility	139,000	152,000
Payments on debt and capital lease obligations	(140,196)	(153,052)
Debt issuance costs	(70)	—
Repurchases of common stock	(8,463)	(7,289)
Proceeds from exercise of stock options	10	2,104
Minimum tax withholding related to vesting of restricted stock	—	(465)
Cash flows used in financing activities	(9,719)	(6,702)
Effect of exchange rate changes on cash and cash equivalents	(2,194)	(420)
Net decrease in cash and cash equivalents	(2,378)	(106,906)
Cash and cash equivalents:
Beginning of period	357,106	346,591
End of period	$354,728	$239,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 2, 2016 AND JANUARY 3, 2015
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 2, 2016 and October 3, 2015, and the results of operations for the three months ended January 2, 2016 and January 3, 2015, and the cash flows for the same three month periods.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. The first quarter of fiscal 2015 included 14 weeks, all other fiscal quarters presented included 13 weeks.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.
The Company’s reportable segments consist of the “Americas” (“AMER”), “Asia-Pacific” (“APAC”) and “Europe, Middle East, and Africa” (“EMEA”) segments. Refer to Note 9, "Reportable Segments," for further details on reportable segments.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, highly liquid investments and are classified as Level 1 in the fair value hierarchy described below.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $249.3 million and $250.2 million as of January 2, 2016 and October 3, 2015, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both January 2, 2016 and October 3, 2015. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of January 2, 2016 and October 3, 2015 consisted of (in thousands):

	January 2, 2016	October 3, 2015
Raw materials	$393,733	$407,637
Work-in-process	69,443	84,472
Finished goods	86,325	77,262
Total inventories	$549,501	$569,371
Customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of January 2, 2016 and October 3, 2015 was $60.0 million and $64.3 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at January 2, 2016 and October 3, 2015 are summarized below (in thousands):

	January 2, 2016	October 3, 2015
Borrowings under the credit facility	$75,000	$75,000
5.20% Senior Notes, due June 15, 2018	175,000	175,000
Capital lease obligations	3,897	4,560
Non-cash financing of leased facility	8,256	8,210
Total obligations	262,153	262,770
Less: current portion	(2,864)	(3,513)
Long-term debt and capital lease obligations, net of current portion	$259,289	$259,257
The Company has a five-year senior unsecured revolving credit facility (the “Credit Facility”), which expires on May 15, 2019. In October 2015, $30.0 million of an accordion feature thereunder was exercised, increasing the maximum commitment under the Credit Facility to $265.0 million. The Credit Facility may potentially be further increased to $335.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended January 2, 2016, the highest daily borrowing was $204.0 million, the average daily borrowing was $173.5 million, and the Company borrowed and repaid $139.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of January 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of January 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.394%). As of January 2, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million interest rate swap contract discussed in Note 4, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee based on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of January 2, 2016.

The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). As of January 2, 2016 and October 3, 2015, $175.0 million was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
In fiscal 2014, the Company capitalized certain leased property, plant and equipment related to a footprint expansion in Guadalajara, Mexico for which the Company had direct involvement in construction. The Company continued to have ongoing involvement subsequent to the completion of construction, which resulted in a non-cash financing transaction.
4.    Derivatives and Fair Value Measurements
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

ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC Topic 815-10, the Company designates some foreign currency exchange contracts and float-to-fixed interest rate derivative contracts as cash flow hedges of forecasted foreign currency expenses and of variable rate interest payments, respectively.

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $4.0 million of unrealized losses, net of tax, related to foreign exchange contracts will be reclassified from other comprehensive loss into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.4 million as of January 2, 2016 and a notional value of $67.0 million as of October 3, 2015. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $4.0 million liability as of January 2, 2016, and a $9.4 million liability as of October 3, 2015.

The Company had additional forward currency exchange contracts outstanding with a notional value of $50.9 million as of January 2, 2016, and there were no such contracts outstanding as of October 3, 2015. The Company has not designated these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Other income (expense)." The total fair value of these derivatives was a net $0.1 million asset as of January 2, 2016.

In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Company's Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive loss" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of January 2, 2016 and October 3, 2015, was a $0.1 million and $0.5 million liability, respectively. The notional amount of the Company’s interest rate swap was $75.0 million as of January 2, 2016 and October 3, 2015.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Accounting Policies,") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		January 2, 2016	October 3, 2015		January 2, 2016	October 3, 2015
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Current liabilities – other	$113	$497
Forward contracts	Prepaid expenses and other	$—	$—	Current liabilities – other	$3,967	$9,408

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		January 2, 2016	October 3, 2015		January 2, 2016	October 3, 2015
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$66	$—	Current liabilities – other	$29	$—

Derivative Impact on Accumulated Other Comprehensive Loss
for the Three Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	January 2, 2016	January 3, 2015
Interest rate swaps	$257	$(310)
Forward contracts	$2,289	$(4,256)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	January 2, 2016	January 3, 2015
Interest rate swaps	Interest expense	$(127)	$(137)
Forward contracts	Selling and administrative expenses	$(323)	$12
Forward contracts	Cost of goods sold	$(2,829)	$113
Treasury rate locks	Interest expense	$81	$86
Income tax expense	Income tax benefit	$—	$4

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	January 2, 2016	January 3, 2015
Forward contracts	Other income	$37	$158
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three months ended January 2, 2016 and January 3, 2015.

The following table lists the fair values of liabilities of the Company’s derivatives as of January 2, 2016 and October 3, 2015, by input level as defined in Note 1, "Basis of Presentation and Accounting Policies," (in thousands):

	Level 1	Level 2	Level 3	Total
January 2, 2016
Interest rate swaps	$—	$(113)	$—	$(113)
Foreign currency forward contracts	$—	$(3,930)	$—	$(3,930)
October 3, 2015
Interest rate swaps	$—	$(497)	$—	$(497)
Foreign currency forward contracts	$—	$(9,408)	$—	$(9,408)
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
5.    Income Taxes
Income tax expense for the three months ended January 2, 2016 and January 3, 2015 was $2.9 million and $3.0 million, respectively. The effective tax rates for the three months ended January 2, 2016 and January 3, 2015 were 16.5 percent and 11.4 percent, respectively.
The change in the effective tax rate for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015, was primarily due to an overall decrease in pretax earnings and decreased earnings in jurisdictions where the Company maintains valuation allowances.
The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, the impact of tax audits, other discrete items and changes in tax laws.
There were no additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of January 2, 2016 as compared to October 3, 2015. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended January 2, 2016 was not material.
It is possible that one or more federal and state tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended January 2, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 2, 2016 and January 3, 2015 (in thousands, except per share amounts):

	Three Months Ended
	January 2, 2016	January 3, 2015
Net income	$14,448	$23,079
Basic weighted average common shares outstanding	33,396	33,602
Dilutive effect of share-based awards outstanding	666	837
Diluted weighted average shares outstanding	34,062	34,439
Earnings per share:
Basic	$0.43	$0.69
Diluted	$0.42	$0.67

For the three months ended January 2, 2016 and January 3, 2015, share-based awards for approximately 0.8 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.
7.    Share-Based Compensation
The Company recognized $3.4 million and $3.7 million of compensation expense associated with share-based awards for the three months ended January 2, 2016 and January 3, 2015, respectively.
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
The Company recognizes share-based compensation expense over the share-based awards' vesting period.
8.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
9.    Reportable Segments
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
Information about the Company’s three reportable segments for the three months ended January 2, 2016 and January 3, 2015 is as follows (in thousands):

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales:
AMER	$305,097	$335,262
APAC	299,346	333,377
EMEA	42,087	28,079
Elimination of inter-segment sales	(29,866)	(32,028)
	$616,664	$664,690
Operating income (loss):
AMER	$8,386	$19,752
APAC	36,952	41,781
EMEA	(735)	(3,831)
Corporate and other costs	(23,079)	(28,919)
	$21,524	$28,783
Other income (expense):
Interest expense	$(3,534)	$(3,777)
Interest income	932	897
Miscellaneous	(1,620)	138
Income before income taxes	$17,302	$26,041

	January 2, 2016	October 3, 2015
Total assets:
AMER	$546,784	$573,437
APAC	1,008,975	1,011,622
EMEA	128,150	128,306
Corporate and eliminations	(31,869)	(10,977)
	$1,652,040	$1,702,388
10.    Guarantees
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
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Condensed Consolidated Balance Sheets in "Other accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2015 and for the three months ended January 2, 2016 (in thousands):

Limited warranty liability, as of September 27, 2014	$6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	5,847
Accruals for warranties issued during the period	424
Settlements (in cash or in kind) during the period	(637)
Limited warranty liability, as of January 2, 2016	$5,634
11.    Shareholders' Equity
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended January 2, 2016, the Company repurchased 227,312 shares for approximately $8.5 million, at an average price of $37.23 per share. These shares were recorded as treasury stock.
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. During the three months ended January 3, 2015, the Company repurchased 187,819 shares for approximately $7.3 million, at an average price of $38.81 per share. During fiscal 2015, the Company repurchased 745,227 shares for approximately $30.0 million, at an average price of $40.26 per share. These shares were recorded as treasury stock.
12.    Restructuring Costs
Restructuring costs for the three months ended January 2, 2016, incurred primarily in the AMER segment, relate largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to meet customer demand due to changing end-market dynamics. The Company also recorded restructuring costs in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" on the Condensed Consolidated Balance Sheets.

For the three months ended January 2, 2016, the Company incurred restructuring costs of $1.5 million, which consisted of $1.4 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont and Livingston, and $0.1 million of other exit costs.

Restructuring costs for the three months ended January 3, 2015 related to the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. For the three months ended January 3, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of $1.5 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara and $0.1 million of employee termination and severance costs related to the Company's former workforce in Juarez.

In the three months ended January 2, 2016 and January 3, 2015, the Company did not recognize an income tax benefit for these restructuring costs due to tax losses in the jurisdiction where the restructuring costs occurred.

The Company's restructuring accrual activity for the three months ended January 2, 2016 is included in the table below (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring costs	1,394	113	1,507
Amounts utilized	(338)	(113)	(451)
Accrued balance, January 2, 2016	$1,056	$—	$1,056

The restructuring accrual balance is expected to be utilized by the end of fiscal 2016. Total fiscal 2016 restructuring costs are expected to be between $5.0 million and $7.0 million.
13.    New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and non-current. This guidance is required to be adopted for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In July 2015, the FASB issued amended guidance to simplify the subsequent measurement of inventory measured using first-in, first-out or average cost. The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements.
In April 2015, the FASB issued amended guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015 the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the potential effect of world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed herein, as well as those in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2015 Form 10-K).

*    *    *
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
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 3, 2015 and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales	$616.7	$664.7
Gross profit	$50.1	$61.4
Gross margin	8.1%	9.2%
Operating income	$21.5	$28.8
Operating margin	3.5%	4.3%
Net income	$14.4	$23.1
Diluted earnings per share	$0.42	$0.67
Return on invested capital*	10.8%	14.4%
Economic return*	(0.2)%	3.4%
* Non-GAAP metric; refer to Exhibit 99.1 for reconciliation.
Net sales. For the three months ended January 2, 2016, net sales decreased $48.0 million, or 7.2 percent, as compared to the three months ended January 3, 2015. This was driven primarily by a $76.9 million decrease in the networking/communications sector and a $4.9 million decrease in the healthcare/life sciences sector. These decreases were partially offset by a $24.8 million increase in the industrial/commercial sector and a $9.0 million increase in the defense/security/aerospace sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	January 2, 2016	January 3, 2015
Networking/Communications	$156.8	$233.7
Healthcare/Life Sciences	191.5	196.4
Industrial/Commercial	172.8	148.0
Defense/Security/Aerospace	95.6	86.6
Total net sales	$616.7	$664.7
Networking/Communications. Net sales for the networking/communications sector decreased $76.9 million for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015. The decrease was primarily driven by decreases of $33.0 million and $15.8 million in net sales to two customers due to decreased end-market demand. The loss of two programs with one customer led to an additional $11.9 million decrease compared to the first quarter of fiscal 2015, with overall decreased end-market demand driving the remaining reduction in net sales in the quarter.
Healthcare/Life Sciences. Net sales for the healthcare/life sciences sector decreased $4.9 million for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015. The decrease was primarily due to decreased end-market demand in the sector, partially offset by an increase of $9.7 million from two new programs ramping with an existing customer and a $5.4 million increase from a new customer ramping during the quarter.
Industrial/Commercial. Net sales for the industrial/commercial sector increased $24.8 million for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015. The net sales increase resulted primarily from $36.7 million related to the ramp of production for a new customer and a $7.7 million increase that resulted from new programs with an existing customer. These increases were partially offset by a decrease of $5.5 million related to the disengagement of a customer and reduced net sales from an overall decline in end-market demand in the oil and gas and semiconductor markets.
Defense/Security/Aerospace. Net sales for the defense/security/aerospace sector increased $9.0 million for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015. The increase in net sales was primarily attributable to an increase of $8.3 million from new programs with two customers that ramped during the first quarter of fiscal 2016 and a $2.5 million increase that resulted from the ramp of production with a new customer. The remaining increase in the sector was driven by overall improved end-market demands in the defense and security sub-sectors due to increased defense budgets and spending. Partially offsetting these increases was a $3.5 million decrease in net sales due to one customer adjusting its inventory levels.
Gross profit. For the three months ended January 2, 2016, gross profit decreased $11.4 million, or 18.5 percent, as compared to the three months ended January 3, 2015. Gross profit decreased primarily as a result of the $48.0 million decrease in net sales and a change in customer mix. Gross margin decreased 1.1 percent as compared to the three months ended January 3, 2015 due to the decrease in net sales, a change in customer mix and lower fixed cost absorption as a result of the decrease in net sales.
Operating income. For the three months ended January 2, 2016, operating income decreased $7.3 million, or 25.2 percent, as compared to the three months ended January 3, 2015. The decrease was primarily due to the decrease in gross profit. This was offset partially by a $3.9 million decrease in selling and administrative (“S&A”) expenses as compared to the prior year period, which was driven primarily by a $2.7 million decrease in employee compensation expense and various other cost reduction initiatives in the current quarter. Operating margin decreased to 3.5 percent for the three months ended January 2, 2016 from 4.3 percent for the three months ended January 3, 2015 due to the decrease in gross margin.
Other income (expense). Other expense increased $1.5 million for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015. The increase in other expense was primarily the result of a $1.6 million increase in foreign exchange losses for the three months ended January 2, 2016 as compared to the three months ended January 3, 2015.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended
	January 2, 2016	January 3, 2015
Effective tax rate	16.5%	11.4%
Income tax expense for the three months ended January 2, 2016 and January 3, 2015 was $2.9 million and $3.0 million, respectively. The increase in the effective tax rate was primarily due to an overall decrease in pretax earnings and decreased earnings in jurisdictions where the Company maintains valuation allowances. The Company has not recognized an income tax benefit for restructuring costs due to an existing valuation allowance in the jurisdictions where the costs are deductible for tax purposes.
The effective tax rate will vary from the U.S. statutory rate of 35.0 percent primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings.
The estimated effective income tax rate for fiscal 2016 is expected to be between 11.0 percent and 13.0 percent.
Net income. Net income for the three months ended January 2, 2016 decreased $8.7 million, or 37.4 percent, to $14.4 million from $23.1 million for the three months ended January 3, 2015. Net income decreased during the first quarter primarily as a result of the reduction in operating income. Further reducing net income was a $1.6 million increase in foreign exchange losses during the three months ended January 2, 2016 as compared to the three months ended January 3, 2015.
Diluted earnings per share. Diluted earnings per share, as reported and diluted earnings per share, as adjusted to exclude restructuring costs, for the three months ended January 2, 2016 and January 3, 2015, were as follows:

	Three Months Ended
	January 2, 2016	January 3, 2015
Diluted earnings per share, as reported	$0.42	$0.67
Impact of restructuring costs	0.05	0.05
Diluted earnings per share, as adjusted*	$0.47	$0.72
*The Company believes the non-GAAP presentation of diluted earnings per share excluding restructuring costs provides additional insight over the comparative reporting periods by eliminating items unrelated to operations in those periods.
The decrease in adjusted diluted earnings per share for the three months ended January 2, 2016 was primarily the result of the decrease in net income. This was partially offset by the positive impact of fewer weighted average outstanding shares in the current quarter as compared to the three months ended January 3, 2015, due to our stock repurchase program and a decreased dilutive impact attributable to share-based awards. See Note 11, "Shareholders' Equity," for further information surrounding the stock repurchase program.

For information regarding restructuring costs, see Note 12, "Restructuring Costs," in Notes to Condensed Consolidated Financial Statements.
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
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2016. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 10.8 percent and 14.4 percent for the three months ended January 2, 2016 and January 3, 2015, respectively, and was calculated excluding restructuring costs of $1.5 million and $1.7 million, respectively. Refer to the table below which includes the calculation of ROIC and Economic Return (dollars in millions):

	Three Months Ended
	January 2, 2016	January 3, 2015
Annualized operating income (tax effected)	$81,069	$109,706
Average invested capital	753,078	759,676
After-tax ROIC	10.8%	14.4%
WACC	11.0%	11.0%
Economic Return	(0.2)%	3.4%
We define ROIC as tax-effected operating income before restructuring charges divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Non-GAAP financial measures, including ROIC and Economic Return, are used for internal management goals and decision making because such measures provide additional insight into financial performance. In particular, we provide ROIC and Economic Return because we believe they offer insight into the metrics that are driving management decisions because we view ROIC and Economic Return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using GAAP, see exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales:
AMER	$305.1	$335.3
APAC	299.4	333.4
EMEA	42.1	28.0
Elimination of inter-segment sales	(29.9)	(32.0)
Total net sales	$616.7	$664.7
Operating income (loss):
AMER	$8.4	$19.7
APAC	36.9	41.8
EMEA	(0.7)	(3.8)
Corporate expenses and other costs	(23.1)	(28.9)
Total operating income	$21.5	$28.8
AMER. Net sales for the three months ended January 2, 2016 decreased $30.2 million, or 9.0 percent, as compared to the three months ended January 3, 2015. The decrease was primarily driven by decreases of $32.8 million and $15.8 million in net sales to two customers due to decreased end-market demand. Additionally, the disengagement of a customer negatively impacted net sales by $5.5 million in the region. Lower end-market demand in the region contributed to the remainder of the decrease in net sales. These decreases were partially offset by $36.7 million of net sales related to the ramp of production for a new customer. Operating income for the three months ended January 2, 2016 decreased by $11.4 million, or 57.5 percent, as compared to the three months ended January 3, 2015, primarily due to decreased net sales and a change in customer mix in the region.
APAC. Net sales for the three months ended January 2, 2016 decreased $34.0 million, or 10.2 percent, as compared to the three months ended January 3, 2015, primarily due to lower end-market demand. In addition, the transition of two programs with one customer led to a $12.1 million net sales decrease. These decreases were partially offset by a $7.0 million increase in net sales to one customer driven by new program ramps in the region, a $5.6 million increase attributable to increased customer end-market demand in certain markets within the segment and a $4.1 million increase related to a new customer. Operating income for the three months ended January 2, 2016 decreased by $4.8 million, or 11.6 percent, as compared to the three months ended January 3, 2015, primarily due to decreased net sales.
EMEA. Net sales for the three months ended January 2, 2016 increased $14.0 million, or 49.9 percent, as compared to the three months ended January 3, 2015. The increase in net sales was attributable to an increase of $7.9 million in the defense/security/aerospace sector that resulted from new program wins, a $2.5 million increase from a customer ramping production of a new program, and additional program ramps and new program wins in the region. Operating loss for the three months ended January 2, 2016 decreased by $3.1 million, or 80.8 percent, as compared to the three months ended January 3, 2015, primarily due to increased revenue. Reduced fixed expenses as a percentage of net sales also contributed to the reduction in operating loss during the three months ended January 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $354.7 million as of January 2, 2016, and $357.1 million as of October 3, 2015.
As of January 2, 2016, approximately 87.2 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under our U.S. credit facility and cash from our foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	Three Months Ended
	January 2, 2016	January 3, 2015
Cash provided by (used in) operating activities	$21.3	$(90.3)
Cash used in investing activities	$(11.7)	$(9.5)
Cash used in financing activities	$(9.7)	$(6.7)
Operating Activities. Cash flows provided by operating activities were $21.3 million for the three months ended January 2, 2016, as compared to cash flows used in operating activities of $90.3 million for the three months ended January 3, 2015. Cash flows provided by operating activities increased primarily due to the impact of decreases in working capital, partially offset by the decrease in net income. The largest driver of the decrease in working capital was a reduction in accounts receivable of $22.3 million during the three months ended January 2, 2016, as compared to the increase of $56.7 million in accounts receivable during the three months ended January 3, 2015, driven by decreased sales as compared to the three months ended October 3, 2015. Improved inventory cash flows resulted from reduced inventory procurement requirements, as net sales and customer demand decreased during the period. Accounts payable cash flows improved as a result of the timing of supplier payments. Working capital initiatives during the three months ended January 2, 2016 produced the remaining improvements in operating cash flow.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 2, 2016	January 3, 2015
Days in accounts receivable	53	52
Days in inventory	88	82
Days in accounts payable	(59)	(53)
Days in cash deposits	(11)	(9)
Annualized cash cycle	71	72
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
As of January 2, 2016, annualized cash cycle days decreased by one day compared to January 3, 2015 due to the following factors:
Days in accounts receivable for the three months ended January 2, 2016 increased by one day compared to the three months ended January 3, 2015. The slight increase is primarily attributable to increased net sales to customers with longer payment terms.
Days in inventory for the three months ended January 2, 2016 increased by six days compared to the three months ended January 3, 2015. The increase is primarily driven by the reduction in cost of sales, which declined due to the decrease in net sales.

Days in accounts payable for the three months ended January 2, 2016 increased by six days compared to the three months ended January 3, 2015, primarily due to the timing of inventory purchases and supplier payments.
Days in cash deposits for the three months ended January 2, 2016, increased by two days compared to the three months ended January 3, 2015, due to increased collection of inventory-related and other cash deposits from customers.
Free Cash Flow. We define free cash flow (“FCF”) as cash flow provided by (used in) operations less capital expenditures. Free cash flow for the three months ended January 2, 2016 was $9.5 million, an improvement of $109.4 million from the negative free cash flow of $99.9 million for the three months ended January 3, 2015. The increase was primarily due to the increase in cash flows provided by operations, as compared to the three months ended January 3, 2015, partially offset by an increase in capital expenditures, described under investing activities below.
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
For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Three Months Ended
	January 2, 2016	January 3, 2015
Cash flows provided by (used in) operating activities	$21.3	$(90.3)
Payments for property, plant and equipment	(11.8)	(9.6)
Free cash flow	$9.5	$(99.9)
Investing Activities. Cash flows used in investing activities totaled $11.7 million for the three months ended January 2, 2016 as compared to cash flows used in investing activities of $9.5 million for the three months ended January 3, 2015. Cash flows used in investing activities increased primarily due to a $2.7 million increase in spending in APAC for machinery and equipment.
We currently estimate funded capital expenditures for fiscal 2016 will be approximately $40.0 million, of which $11.8 million was funded through the first quarter of fiscal 2016. The remaining fiscal 2016 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $9.7 million for the three months ended January 2, 2016 as compared to $6.7 million for the three months ended January 3, 2015. In the three months ended January 2, 2016, we borrowed and repaid $139.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the three months ended January 2, 2016 were comprised primarily of $8.5 million for purchases of common stock as part of our stock repurchase program as well as $1.2 million for payments on capital leases. The $3.0 million increase in cash flows used in financing activities for the three months ended January 2, 2016, as compared to the three months ended January 3, 2015, was driven by an increase in purchases of common stock as part of our stock repurchase program of $1.2 million and a decrease in proceeds received from the exercise of stock options of $2.1 million.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the three months ended January 2, 2016, the Company repurchased 227,312 shares for approximately $8.5 million, at an average price of $37.23 per share. These shares were recorded as treasury stock.
Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the related credit agreement (the "Credit Agreement"). Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.0% or base rate plus 0.0% upon reduction in the current total leverage ratio. As of January 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.394%). As of January 2, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed

Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of January 2, 2016.
The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of January 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus entered into a note purchase agreement (the "Note Purchase Agreement") related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreements. As of January 2, 2016, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
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
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities, should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 2, 2016 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2016	2017-2018	2019-2020	2021 and thereafter
Long-Term Debt Obligations (1,2)	$276.5	$7.7	$192.8	$76.0	$—
Capital Lease Obligations	3.9	2.6	1.3	—	—
Operating Lease Obligations	27.5	5.4	11.3	8.4	2.4
Purchase Obligations (3)	437.6	431.8	5.8	—	—
Other Long-Term Liabilities on the Balance Sheet (4)	10.8	0.5	0.7	0.3	9.3
Other Long-Term Liabilities not on the Balance Sheet (5)	7.4	1.8	3.5	1.3	0.8
Other Financing Obligations (6)	14.0	1.1	3.0	3.2	6.7
Total Contractual Cash Obligations	$777.7	$450.9	$218.4	$89.2	$19.2

1)
Includes amounts outstanding under the Credit Facility. As of January 2, 2016, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes. The amounts listed above include estimated interest obligations; see Note 3, "Debt," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of January 2, 2016, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of January 2, 2016, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.4 million, as of January 2, 2016, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of January 2, 2016, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2015 annual report on Form 10-K. During the first quarter of fiscal 2016, there were no material changes to these policies.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 13, "New Accounting Pronouncements," in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales	8.2%	5.8%
Total costs	12.7%	12.2%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of January 2, 2016, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. We consider the use of interest rate swaps based on existing market conditions and have entered into interest rate swaps for our revolving credit facility. For more information, refer to Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. Interest rate swap agreements are subject to the further risk that the counterparties to these agreements may fail to comply with their obligations thereunder.
The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer.
As of January 2, 2016, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2016, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 3, 2015.
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended January 2, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
October 4, 2015 to October 31, 2015	54,639	$40.22	54,639	$27,802,387

November 1, 2015 to November 28, 2015	72,903	$36.43	72,903	$25,146,761

November 29, 2015 to January 2, 2016	99,770	$36.18	99,770	$21,537,120
Total	227,312	$37.23	227,312
* On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the three months ended January 2, 2016, the Company repurchased 227,312 shares for approximately $8.5 million, at an average price of $37.23 per share. These shares were recorded as treasury stock.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 2/8/16	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 2/8/16	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer