Form 10-Q
period 2016-04-02
PLEXUS CORP
filed 2016-05-06
CIK 785786

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
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016, there were 33,345,127 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 2, 2016

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$618,660	$651,285	$1,235,324	$1,315,975
Cost of sales	565,388	591,508	1,131,993	1,194,784
Gross profit	53,272	59,777	103,331	121,191
Selling and administrative expenses	28,009	30,325	55,037	61,266
Restructuring charges	1,917	—	3,424	1,691
Operating income	23,346	29,452	44,870	58,234
Other income (expense):
Interest expense	(3,674)	(3,383)	(7,208)	(7,160)
Interest income	1,015	788	1,947	1,686
Miscellaneous	(1,128)	(60)	(2,748)	78
Income before income taxes	19,559	26,797	36,861	52,838
Income tax expense	2,772	3,203	5,626	6,165
Net income	$16,787	$23,594	$31,235	$46,673
Earnings per share:
Basic	$0.50	$0.70	$0.94	$1.39
Diluted	$0.50	$0.69	$0.92	$1.36
Weighted average shares outstanding:
Basic	33,319	33,606	33,368	33,604
Diluted	33,834	34,342	33,957	34,391
Comprehensive income:
Net income	$16,787	$23,594	$31,235	$46,673
Other comprehensive income (loss) — net of income tax:
Derivative instrument fair value adjustments	8,043	(1,314)	13,787	(5,958)
Foreign currency translation adjustments	1,022	(1,366)	(5,584)	(6,727)
Other comprehensive income (loss)	9,065	(2,680)	8,203	(12,685)
Total comprehensive income	$25,852	$20,914	$39,438	$33,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$409,796	$357,106
Accounts receivable, net of allowances of $979 and $879, respectively	325,392	384,680
Inventories	563,291	569,371
Deferred income taxes	10,522	10,686
Prepaid expenses and other	27,095	22,882
Total current assets	1,336,096	1,344,725
Property, plant and equipment, net	307,227	317,351
Deferred income taxes	3,591	3,635
Other	36,610	36,677
Total non-current assets	347,428	357,663
Total assets	$1,683,524	$1,702,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,300	$3,513
Accounts payable	383,092	400,710
Customer deposits	70,620	81,359
Accrued salaries and wages	31,252	49,270
Other accrued liabilities	41,890	44,446
Total current liabilities	529,154	579,298
Long-term debt, capital lease obligations and other financing, net of current portion	259,565	259,257
Deferred income taxes	9,664	9,664
Other liabilities	14,030	11,897
Total non-current liabilities	283,259	280,818
Total liabilities	812,413	860,116
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 50,757 and 50,554 shares issued, respectively, and 33,267 and 33,500 shares outstanding, respectively	508	506
Additional paid-in capital	502,625	497,488
Common stock held in treasury, at cost, 17,490 and 17,054 shares, respectively	(525,706)	(509,968)
Retained earnings	891,952	860,717
Accumulated other comprehensive income (loss)	1,732	(6,471)
Total shareholders’ equity	871,111	842,272
Total liabilities and shareholders’ equity	$1,683,524	$1,702,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net income	$31,235	$46,673
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	23,903	24,602
Amortization of deferred financing fees	162	152
Loss (gain) on sale of property, plant and equipment	116	(88)
Deferred income tax net expense	144	108
Share-based compensation expense	6,957	7,095
Changes in operating assets and liabilities:
Accounts receivable	57,732	(20,755)
Inventories	3,783	(34,473)
Other current and noncurrent assets	104	(5,853)
Accounts payable	(13,438)	9,436
Customer deposits	(10,305)	20,148
Other current and noncurrent liabilities	(9,080)	(6,331)
Cash flows provided by operating activities	91,313	40,714
Cash flows from investing activities:
Payments for property, plant and equipment	(16,757)	(16,675)
Proceeds from sale of property, plant and equipment	6	103
Cash flows used in investing activities	(16,751)	(16,572)
Cash flows from financing activities:
Borrowings under credit facility	289,000	252,000
Payments on debt and capital lease obligations	(291,404)	(254,332)
Debt issuance costs	(70)	—
Repurchases of common stock	(15,738)	(14,982)
Proceeds from exercise of stock options	742	3,946
Minimum tax withholding related to vesting of restricted stock	(2,560)	(2,712)
Cash flows used in financing activities	(20,030)	(16,080)
Effect of exchange rate changes on cash and cash equivalents	(1,842)	1,643
Net increase in cash and cash equivalents	52,690	9,705
Cash and cash equivalents:
Beginning of period	357,106	346,591
End of period	$409,796	$356,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 2, 2016 and October 3, 2015, and the results of operations for the three and six months ended April 2, 2016 and April 4, 2015, and the cash flows for the same six month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $251.4 million and $250.2 million as of April 2, 2016 and October 3, 2015, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both April 2, 2016 and October 3, 2015. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of April 2, 2016 and October 3, 2015 consisted of (in thousands):

	April 2, 2016	October 3, 2015
Raw materials	$404,239	$407,637
Work-in-process	77,215	84,472
Finished goods	81,837	77,262
Total inventories	$563,291	$569,371
Customer deposits are received by the Company for various reasons, including to offset certain obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 2, 2016 and October 3, 2015 was $58.4 million and $64.3 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at April 2, 2016 and October 3, 2015 are summarized below (in thousands):

	April 2, 2016	October 3, 2015
Borrowing under the credit facility	$75,000	$75,000
5.20% Senior Notes, due June 15, 2018	175,000	175,000
Capital lease & non-cash financing of leased facility obligations	11,865	12,770
Total obligations	261,865	262,770
Less: current portion	(2,300)	(3,513)
Long-term debt, capital lease and other financing obligations, net of current portion	$259,565	$259,257
The Company has a senior unsecured revolving credit facility (the “Credit Facility”), which expires on May 15, 2019. In October 2015, the Company exercised $30.0 million of an accordion feature thereunder, increasing the maximum commitment under the Credit Facility to $265.0 million. The Credit Facility may be further increased to $335.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three and six months ended April 2, 2016, the highest daily borrowing was $220.0 million and the average daily borrowing was $187.0 million and $180.2 million, respectively. The Company borrowed and repaid $150.0 million and $289.0 million, respectively, of revolving borrowings under the Credit Facility during the three and six months ended April 2, 2016.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of April 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of April 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.566%). As of April 2, 2016, the $75.0 million of outstanding borrowing under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million interest rate swap contract discussed in Note 4, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of April 2, 2016.

The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). As of April 2, 2016 and October 3, 2015, $175.0 million was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
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

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $4.3 million of unrealized gains, net of tax, related to foreign exchange contracts will be reclassified from other comprehensive income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of April 2, 2016 and October 3, 2015, respectively. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $4.3 million asset as of April 2, 2016, and a $9.4 million liability as of October 3, 2015.

The Company had additional forward currency exchange contracts outstanding with a notional value of $77.6 million as of April 2, 2016; there were no such contracts outstanding as of October 3, 2015. The Company has not designated these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Other income (expense)." The total fair value of these derivatives was a net $0.2 million liability as of April 2, 2016.

In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive income (loss)" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of April 2, 2016 and October 3, 2015, was a $0.2 million and $0.5 million liability, respectively. The notional amount of the Company’s interest rate swap was $75.0 million as of both April 2, 2016 and October 3, 2015.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies,") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 2, 2016	October 3, 2015		April 2, 2016	October 3, 2015
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Current liabilities – other	$246	$497
Forward contracts	Prepaid expenses and other	$4,290	$—	Current liabilities – other	$—	$9,408

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 2, 2016	October 3, 2015		April 2, 2016	October 3, 2015
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$286	$—	Current liabilities – other	$491	$—

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Three Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	April 2, 2016	April 4, 2015
Interest rate swaps	$(227)	$(563)
Forward contracts	$6,080	$(1,922)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	April 2, 2016	April 4, 2015
Interest rate swaps	Interest expense	$(94)	$(133)
Forward contracts	Selling and administrative expenses	$(189)	$(120)
Forward contracts	Cost of goods sold	$(1,988)	$(999)
Treasury rate locks	Interest expense	$81	$81

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	April 2, 2016	April 4, 2015
Forward contracts	Other income (expense)	$(205)	$(31)

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Six Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	April 2, 2016	April 4, 2015
Interest rate swaps	$30	$(873)
Forward contracts	$8,369	$(6,178)

Derivative Impact on Gain (Loss) Recognized in Income
for the Six Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	April 2, 2016	April 4, 2015
Interest rate swaps	Interest expense	$(221)	$(270)
Forward contracts	Selling and administrative expenses	$(512)	$(108)
Forward contracts	Cost of goods sold	$(4,817)	$(882)
Treasury rate locks	Interest expense	$162	$167

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	April 2, 2016	April 4, 2015
Forward contracts	Other income (expense)	$(168)	$127
There were no gains or losses recognized in income for derivatives related to ineffective portions or amounts excluded from effectiveness testing for the three and six months ended April 2, 2016 and April 4, 2015.

The following table lists the fair values of assets and (liabilities) of the Company’s derivatives as of April 2, 2016 and October 3, 2015, by input level as defined in Note 1, "Basis of Presentation and Significant Accounting Policies," (in thousands):

	Level 1	Level 2	Level 3	Total
April 2, 2016
Interest rate swaps	$—	$(246)	$—	$(246)
Foreign currency forward contracts	$—	$4,085	$—	$4,085
October 3, 2015
Interest rate swaps	$—	$(497)	$—	$(497)
Foreign currency forward contracts	$—	$(9,408)	$—	$(9,408)
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
5.    Income Taxes
Income tax expense for the three and six months ended April 2, 2016 was $2.8 million and $5.6 million, respectively. The effective tax rates for the three and six months ended April 2, 2016 were 14.2 percent and 15.3 percent, respectively, compared to the effective tax rates for the three and six months ended April 4, 2015, which were 12.0 percent and 11.7 percent, respectively.

The effective tax rate for the three months ended April 2, 2016 increased from the effective tax rate for the three months ended April 4, 2015, primarily due to a decrease in pretax earnings in lower tax-rate jurisdictions.
The effective tax rate for the six months ended April 2, 2016 increased from the effective tax rate for the six months ended April 4, 2015, primarily due to a decrease in pre-tax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, the impact of tax audits, discrete items and changes in tax laws.
There were no additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of April 2, 2016 as compared to October 3, 2015. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 2, 2016 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 2, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it is more likely than not that these assets will not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 2, 2016 and April 4, 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net income	$16,787	$23,594	$31,235	$46,673
Basic weighted average common shares outstanding	33,319	33,606	33,368	33,604
Dilutive effect of share-based awards outstanding	515	736	589	787
Diluted weighted average shares outstanding	33,834	34,342	33,957	34,391
Earnings per share:
Basic	$0.50	$0.70	$0.94	$1.39
Diluted	$0.50	$0.69	$0.92	$1.36

For the three and six months ended April 2, 2016 and April 4, 2015, share-based awards for approximately 0.9 million and 0.7 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

See Note 11, "Shareholders' Equity," for more information regarding the Company's common stock repurchase program.
7.    Share-Based Compensation
At the 2016 Annual Meeting of Shareholders on February 17, 2016, the Company’s shareholders approved the Plexus Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs")), performance stock awards (including performance stock units ("PSUs")), other stock awards and cash incentive awards.  Similar awards were offered under its predecessor, the 2008 Long-Term Incentive Plan (the "2008 Plan"), which is no longer being used for grants; however, outstanding awards granted under the 2008 Plan and its predecessor continue until vesting, exercise, forfeiture or expiration.

The Company recognized $3.6 million and $7.0 million of compensation expense associated with share-based awards for the three and six months ended April 2, 2016, respectively, and $3.4 million and $7.1 million for the three and six months ended April 4, 2015, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses the fair value at the date of grant to value RSUs.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.3 million.
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

Information about the Company’s three reportable segments for the three and six months ended April 2, 2016 and April 4, 2015, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales:
AMER	$330,240	$328,753	$635,337	$664,015
APAC	270,544	319,156	569,891	652,533
EMEA	43,703	35,773	85,789	63,853
Elimination of inter-segment sales	(25,827)	(32,397)	(55,693)	(64,426)
	$618,660	$651,285	$1,235,324	$1,315,975
Operating income (loss):
AMER	$15,451	$15,714	$23,837	$35,466
APAC	34,862	40,989	71,813	82,770
EMEA	(690)	(1,793)	(1,425)	(5,624)
Corporate and other costs	(26,277)	(25,458)	(49,355)	(54,378)
	$23,346	$29,452	$44,870	$58,234
Other income (expense):
Interest expense	$(3,674)	$(3,383)	$(7,208)	$(7,160)
Interest income	1,015	788	1,947	1,686
Miscellaneous	(1,128)	(60)	(2,748)	78
Income before income taxes	$19,559	$26,797	$36,861	$52,838

	April 2, 2016	October 3, 2015
Total assets:
AMER	$564,366	$573,437
APAC	1,028,763	1,011,622
EMEA	129,902	128,306
Corporate and eliminations	(39,507)	(10,977)
	$1,683,524	$1,702,388
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2015 and for the six months ended April 2, 2016 (in thousands):

Limited warranty liability, as of September 27, 2014	$6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	5,847
Accruals for warranties issued during the period	1,328
Settlements (in cash or in kind) during the period	(886)
Limited warranty liability, as of April 2, 2016	$6,289
11.    Shareholders' Equity
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended April 2, 2016, the Company repurchased 208,569 shares for approximately $7.3 million, at an average price of $34.88 per share. During the six months ended April 2, 2016, the Company repurchased 435,881 shares for approximately $15.7 million, at an average price of $36.11 per share. These shares were recorded as treasury stock.
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
12.    Restructuring Costs
Restructuring costs for the three months ended April 2, 2016, incurred primarily in the AMER segment, relate largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring costs in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" on the Condensed Consolidated Balance Sheets.

For the three months ended April 2, 2016, the Company incurred restructuring costs of $1.9 million, which consisted of $1.7 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont, California and Livingston, Scotland, and $0.3 million of other exit costs.

The Company incurred no restructuring costs during the three months ended April 4, 2015.

For the six months ended April 2, 2016, the Company incurred restructuring costs of $3.4 million, which consisted of $3.1 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont and Livingston, and $0.4 million of other exit costs.

Restructuring costs for the six months ended April 4, 2015 related to the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. For the six months ended April 4, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of $1.5 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara and $0.1 million of employee termination and severance costs related to the Company's former workforce in Juarez.

In the three and six months ended April 2, 2016 and April 4, 2015, the Company did not recognize an income tax benefit for these restructuring costs due to tax losses in the jurisdictions where the restructuring costs occurred.

The Company's restructuring accrual activity for the three and six months ended April 2, 2016 is included in the table below (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring costs	1,394	113	1,507
Amounts utilized	(338)	(113)	(451)
Accrued balance, January 2, 2016	1,056	—	1,056
Restructuring costs	1,656	261	1,917
Amounts utilized	(313)	(6)	(319)
Accrued balance, April 2, 2016	$2,399	$255	$2,654

The restructuring accrual balance is expected to be utilized by the end of fiscal 2016. Total fiscal 2016 restructuring costs are expected to be between $5.0 million and $6.0 million.
13.    New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements and the timing of adoption.
In February 2016, the FASB issued guidance that primarily requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements and the timing of adoption.
In November 2015, the FASB issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and non-current. This guidance is required to be adopted for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015 the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and the timing of its adoption.

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
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 3, 2015, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$618.7	$651.3	$1,235.3	$1,316.0
Gross profit	$53.3	$59.8	$103.3	$121.2
Gross margin	8.6%	9.2%	8.4%	9.2%
Operating income	$23.3	$29.5	$44.9	$58.2
Operating margin	3.8%	4.5%	3.6%	4.4%
Net income	$16.8	$23.6	$31.2	$46.7
Diluted earnings per share	$0.50	$0.69	$0.92	$1.36
Return on invested capital*			11.6%	14.5%
Economic return*			0.6%	3.5%
* Non-GAAP metric; refer to Exhibit 99.1 for reconciliation.
Net sales. For the three months ended April 2, 2016, net sales decreased $32.6 million, or 5.0 percent, as compared to the three months ended April 4, 2015, primarily due to a $53.4 million decrease in net sales in the networking/communications sector. The decrease was partially offset by a $13.2 million increase in the defense/security/aerospace sector and an $8.4 million increase in the industrial/commercial sector.
Net sales for the six months ended April 2, 2016 decreased $80.7 million, or 6.1 percent, as compared to the six months ended April 4, 2015. The decrease was primarily driven by a $130.4 million decrease in net sales in the networking/communications sector, partially offset by increases in net sales of $33.2 million in the industrial/commercial sector and $22.2 million in the defense/security/aerospace sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Networking/Communications	$156.7	$210.1	$313.4	$443.8
Healthcare/Life Sciences	189.7	190.5	381.2	386.9
Industrial/Commercial	168.8	160.4	341.6	308.4
Defense/Security/Aerospace	103.5	90.3	199.1	176.9
Total net sales	$618.7	$651.3	$1,235.3	$1,316.0
Networking/Communications. Net sales in the networking/communications sector decreased $53.4 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The reduction in net sales was primarily driven by a decrease of $22.3 million with a customer due to a program disengagement. In addition, while net sales with another customer during the three months ended April 4, 2015 benefited from a new product launch, end-market demand for that product decreased during the three months ended April 2, 2016, resulting in a $12.3 million decrease in net sales. Overall decreased end-market demand drove the remaining reduction in net sales in the quarter.
During the six months ended April 2, 2016 net sales in the networking/communications sector decreased $130.4 million as compared to the six months ended April 4, 2015. Net sales with a customer benefited from a new product launch in the prior year; however, end-market demand for that product decreased during the six months ended April 2, 2016, resulting in a $45.3 million decrease in net sales. The disengagement of a program with another customer resulted in an additional $34.3 million decrease in net sales compared to the prior year. The remaining decrease in net sales was the result of decreased end-market demand with various customers. Partially offsetting the decreases was a $9.9 million increase in net sales from new program ramps with three existing customers.
Healthcare/Life Sciences. Net sales in the healthcare/life sciences sector decreased $0.8 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The decrease in net sales was primarily driven by decreased end-market demand with various customers, which was substantially offset by an increase of $21.1 million in net sales due to the ramp of production of various new programs for two existing customers and the ramp of production for a new customer.
During the six months ended April 2, 2016 net sales in the healthcare/life sciences sector decreased $5.7 million as compared to the six months ended April 4, 2015. The decrease was primarily due to a customer bringing the manufacturing process for two programs in house, which resulted in a $9.9 million decrease in net sales. Decreased end-market demand with various customers led to the remaining decrease in net sales. Partially offsetting the decreases was an increase in net sales of $31.9 million due to the ramp of production of various new and existing programs with two existing customers. The ramp of production for four new customers resulted in increased net sales of $10.7 million.
Industrial/Commercial. Net sales in the industrial/commercial sector increased $8.4 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The increase was primarily due to ramps of production for three new customers, which resulted in increased net sales of $41.8 million, as well as a new program with an existing customer with increased net sales of $3.0 million. These increases were partially offset by a decrease of $7.7 million related to the disengagement of a customer and a decrease of $5.6 million, which resulted from pilot programs with two customers not transitioning into the production stage. The decline in the oil and gas industry led to an additional $4.3 million decrease in net sales with two customers as compared to the prior year. Additional decreased end-market demand resulted in the remaining offset to the net sales increase as compared to the three months ended April 4, 2015.
Net sales in the industrial/commercial sector increased $33.2 million for the six months ended April 2, 2016 as compared to the six months ended April 4, 2015. The increase was primarily due to ramps of production for three new customers, which resulted in increased net sales of $81.8 million, as well as a new program with an existing customer with increased net sales of $10.7 million. These increases were partially offset by a decrease of $13.2 million related to the disengagement of a customer and a decrease of $7.7 million, which resulted from pilot programs with two customers not transitioning into the production stage. The decline in the oil and gas industry led to an additional $11.2 million decrease in net sales with two customers as compared to the prior year. Additional decreased end-market demand resulted in the remaining offset to the net sales increase as compared to the six months ended April 4, 2015.
Defense/Security/Aerospace. Net sales in the defense/security/aerospace sector increased $13.2 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The improvement was primarily attributable to a $4.0 million increase in net sales due to stronger operational performance, $3.3 million in increased net sales from the ramp of a new program with an existing defense customer, and $2.1 million of net sales from the ramp of production of new program wins for an existing customer in the aerospace sub-sector. The remaining increase in net sales was driven by overall improved end-market demand in the defense and security sub-sectors.
Net sales in the defense/security/aerospace sector during the six months ended April 2, 2016 increased $22.2 million as compared to the six months ended April 4, 2015. A $15.5 million increase in net sales resulted from new programs ramping for three existing customers, representing all three sub-sectors. The ramp of production of new program wins for an existing customer in the aerospace sub-sector resulted in an additional $4.6 million increase in net sales. The remaining increase in net sales was driven by overall increased end-market demand in the defense and security sub-sectors.
Gross profit. For the three months ended April 2, 2016, gross profit decreased $6.5 million, or 10.9 percent, as compared to the three months ended April 4, 2015. Gross profit decreased primarily as a result of decreased net sales of $32.6 million and a change in customer mix. Gross margin decreased 60 basis points as compared to the three months ended April 4, 2015, primarily due to the $48.7 million decrease in net sales in our APAC segment as compared to the prior year quarter. Variable costs in the APAC segment as a percentage of net sales remained relatively flat; however, a $0.8 million decrease in fixed costs, which resulted from cost reduction initiatives, was not enough to offset the effect of the decrease in net sales.
Gross profit for the six months ended April 2, 2016 decreased $17.8 million, or 14.7 percent, as compared to the six months ended April 4, 2015. The decrease in gross profit was primarily due to a decrease in net sales of $80.7 million. Gross margin decreased 80 basis points as compared to the six months ended April 4, 2015, primarily due to the $82.6 million decrease in net sales in our APAC segment as compared to the prior year. Variable costs in the APAC segment as a percentage of net sales remained relatively flat; however, a $2.0 million decrease in fixed costs, which resulted from cost reduction initiatives, was not enough to offset the effect of the decrease in net sales.
Operating income. For the three months ended April 2, 2016, operating income decreased $6.2 million, or 21.0 percent, as compared to the three months ended April 4, 2015. The decrease was primarily due to the decrease in gross profit noted above and a $1.9 million increase in restructuring charges in the current period. These unfavorable changes were partially offset by a $2.3 million decrease in selling and administrative (“S&A”) expenses as compared to the prior year period, which was primarily driven by decreased variable compensation expense. Operating margin decreased 70 basis points to 3.8 percent for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015 due to the decrease in gross margin and an increase in restructuring charges.
For the six months ended April 2, 2016, operating income decreased $13.3 million, or 22.9 percent, as compared to the six months ended April 4, 2015. The decrease was primarily due to the decrease in gross profit and a $1.7 million increase in restructuring charges in the current period. These unfavorable changes were partially offset by a $6.2 million decrease in S&A expenses as compared to the prior year period, which was primarily driven by decreased variable compensation expense. Operating margin decreased 80 basis points to 3.6 percent for the six months ended April 2, 2016 as compared to the prior period due to the decrease in gross margin and an increase in restructuring charges.
Other income (expense). Other expense increased $1.1 million for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015. The increase in other expense was primarily the result of a $1.2 million increase in foreign exchange losses for the three months ended April 2, 2016 as compared to the prior year. The losses resulted from foreign exchange volatility that was not hedged, primarily in our Malaysia operations.
Other expense increased $2.6 million for the six months ended April 2, 2016 as compared to the six months ended April 4, 2015. The increase in other expense was primarily the result of a $2.8 million increase in foreign exchange losses for the six months ended April 2, 2016 as compared to the prior year. The losses resulted from foreign exchange volatility that was not hedged, primarily in our Malaysia and China operations.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Effective tax rate	14.2%	12.0%	15.3%	11.7%
Income tax expense for the three months ended April 2, 2016 and April 4, 2015 was $2.8 million and $3.2 million, respectively. Income tax expense for the six months ended April 2, 2016 and April 4, 2015 was $5.6 million and $6.2 million, respectively. The increase in the effective tax rate for the three months ended April 2, 2016 compared to the three months ended April 4, 2015 was primarily due to a decrease in pretax earnings in lower tax-rate jurisdictions. The increase in the effective tax rate for the six months ended April 2, 2016 compared to the six months ended April 4, 2015 was primarily due to a decrease in pre-tax earnings in low tax-rate jurisdictions and in jurisdictions where the company maintains a valuation allowance.
Our effective tax rate will vary from the U.S. statutory rate of 35.0 percent primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings.
The estimated effective income tax rate for fiscal 2016 is expected to be between 10.0 percent and 12.0 percent.
Net income. Net income for the three months ended April 2, 2016 decreased $6.8 million, or 28.8 percent, to $16.8 million from $23.6 million for the three months ended April 4, 2015. Net income decreased primarily as a result of the reduction in operating income discussed above. Further reducing net income was a $1.2 million increase in foreign exchange losses as compared to the prior year.
Net income for the six months ended April 2, 2016 decreased $15.5 million, or 33.2 percent, to $31.2 million from $46.7 million for the six months ended April 4, 2015. Net income decreased primarily as a result of the reduction in operating income discussed above and a $2.8 million increase in foreign exchange losses compared to the prior year.
Diluted earnings per share. Diluted earnings per share, as reported, and diluted earnings per share, as adjusted to exclude restructuring costs, for the three and six months ended April 2, 2016 and April 4, 2015, respectively, were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Diluted earnings per share, as reported	$0.50	$0.69	$0.92	$1.36
Impact of restructuring costs	0.05	—	0.10	0.05
Diluted earnings per share, as adjusted*	$0.55	$0.69	$1.02	$1.41
*The Company believes the non-GAAP presentation of diluted earnings per share, as adjusted provides additional insight to investors regarding the Company's performance over the comparative reporting periods by eliminating restructuring charges, which are unrelated to operations in those periods. In addition, the Company believes that diluted earnings per share, as adjusted enhances investors' ability to analyze the Company's operational performance.

The decrease in adjusted diluted earnings per share for the three months ended April 2, 2016 as compared to the prior year was primarily the result of the decrease in net income. This was partially offset by the positive impact of fewer weighted average outstanding shares in the current quarter as compared to the three months ended April 4, 2015, due to our common stock repurchase program and a decreased dilutive impact attributable to share-based awards.
The decrease in adjusted diluted earnings per share for the six months ended April 2, 2016 as compared to the prior year was primarily the result of the decrease in net income. This was partially offset by the positive impact of fewer weighted average outstanding shares during the six months ended April 2, 2016 as compared to the six months ended April 4, 2015, due to our common stock repurchase program and a decreased dilutive impact attributable to share-based awards.
For information regarding restructuring costs, see Note 12, "Restructuring Costs," in Notes to Condensed Consolidated Financial Statements and see Note 11, "Shareholders' Equity," for further information surrounding the common stock repurchase program.
Return on Invested Capital (“ROIC”) and Economic Return. We use a financial model which is aligned with our business strategy, and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as “Economic Return,” and a 4.7 percent to 5.0 percent operating margin target. Our primary focus is on our Economic Return goal of 5.0 percent, which is designed to create shareholder value and generate enough cash to self-fund our targeted organic revenue growth rate of 12.0 percent.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2016. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 11.6 percent and 14.5 percent for the six months ended April 2, 2016 and April 4, 2015, respectively, and was calculated excluding restructuring costs of $3.4 million and $1.7 million, respectively. Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions):

	Six Months Ended
	April 2, 2016	April 4, 2015
Annualized operating income (tax effected)	$85,963	$107,865
Average invested capital	743,112	745,441
After-tax ROIC	11.6%	14.5%
WACC	11.0%	11.0%
Economic Return	0.6%	3.5%
We define ROIC as tax-effected operating income before restructuring charges divided by average invested capital over a rolling three-quarter period for the second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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

REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales:
AMER	$330.3	$328.8	$635.3	$664.0
APAC	270.5	319.2	569.9	652.5
EMEA	43.7	35.8	85.8	63.9
Elimination of inter-segment sales	(25.8)	(32.5)	(55.7)	(64.4)
Total net sales	$618.7	$651.3	$1,235.3	$1,316.0
Operating income (loss):
AMER	$15.4	$15.7	$23.8	$35.4
APAC	34.9	41.0	71.8	82.8
EMEA	(0.7)	(1.8)	(1.4)	(5.6)
Corporate expenses and other costs	(26.3)	(25.4)	(49.3)	(54.4)
Total operating income	$23.3	$29.5	$44.9	$58.2
AMER. Net sales for the three months ended April 2, 2016 increased $1.5 million, or 0.5 percent, as compared to the three months ended April 4, 2015. The increase is primarily due to ramps of production for two new customers, which resulted in increased net sales of $41.5 million, and the ramp of production of new programs with an existing customer, which resulted in $4.0 million of additional net sales. These increases were partially offset by a decrease in net sales of $7.7 million due to a customer disengagement, a $5.6 million decrease due to pilot programs with two other customers not transitioning into the production stage, and a reduction of $3.9 million due to a customer bringing the manufacturing process for two programs in house. Overall decreased customer end-market demand led to additional decreases in net sales during the three months ended April 2, 2016. Operating income for the three months ended April 2, 2016 remained relatively flat as compared to the three months ended April 4, 2015.
During the six months ended April 2, 2016 net sales decreased $28.7 million, or 4.3 percent, as compared to the six months ended April 4, 2015. The customer disengagement discussed above resulted in decreased net sales of $13.2 million. Decreased net sales of $7.7 million and $4.8 million resulted from pilot programs with two other customers not transitioning into the production phase and a customer bringing the manufacturing process for two programs in house, respectively. Overall decreased customer end-market demand during the six months ended April 2, 2016 resulted in additional decreases in net sales in the AMER segment. These decreases were partially offset by an increase of $74.0 million in net sales due to the ramp of production for a new customer and an increase of $13.9 million from the ramp of production of new programs with two existing customers. Operating income for the six months ended April 2, 2016 decreased $11.6 million, or 32.8 percent, as compared to the six months ended April 4, 2015, primarily due to decreased net sales.
APAC. Net sales for the three months ended April 2, 2016 decreased $48.7 million, or 15.3 percent, as compared to the three months ended April 4, 2015, primarily due to a program disengagement, which resulted in a $20.6 million decrease in net sales. The remaining decrease was due to decreased customer end-market demand. These decreases were partially offset by an $8.5 million increase in net sales with an existing customer from the ramp of production of new programs. Variable costs in the APAC segment as a percentage of net sales remained relatively flat; however, a $0.8 million decrease in fixed costs, which resulted from cost reduction initiatives, was not enough to offset the effect of the decrease in net sales. As a result, operating income for the three months ended April 2, 2016 decreased by $6.1 million, or 14.9 percent, as compared to the three months ended April 4, 2015.
Net sales decreased $82.6 million, or 12.7 percent, during the six months ended April 2, 2016, as compared to the six months ended April 4, 2015. The decrease was primarily due to a program disengagement, which resulted in a $32.7 million decrease in net sales, and a $4.2 million decrease in net sales due to a customer adjusting its inventory levels. The remaining decrease was due to decreased customer end-market demand, partially resulting from the downturn in the oil and gas markets. These decreases were partially offset by the ramp of production of new programs for two existing customers, which resulted in increased net sales of $22.7 million. Variable costs in the APAC segment as a percentage of net sales remained relatively flat; however, a $2.0 million decrease in fixed costs, which resulted from cost reduction initiatives, was not enough to offset the effect of the decrease in net sales. As a result, operating income for the six months ended April 2, 2016 decreased $11.0 million, or 13.3 percent, as compared to the six months ended April 4, 2015.
EMEA. Net sales for the three months ended April 2, 2016 increased $7.9 million, or 22.1 percent, as compared to the three months ended April 4, 2015. The increase in net sales was attributable primarily to the ramp of production of new programs for two existing customers, which resulted in increased net sales of $5.2 million, and the ramp of production for a new customer with an additional $2.9 million in net sales. Operating loss for the three months ended April 2, 2016 decreased by $1.1 million, or 61.1 percent, as compared to the three months ended April 4, 2015, primarily due to increased net sales and better leverage of fixed costs.
Net sales during the six months ended April 2, 2016 increased $21.9 million, or 34.3 percent, as compared to the six months ended April 4, 2015. The increase in net sales was attributable primarily to the ramps of production of new programs for two existing customers, which resulted in increased net sales of $13.0 million, and the ramp of production for a new customer, which resulted in $5.4 million in net sales. Operating loss for the six months ended April 2, 2016 decreased by $4.2 million, or 75.0 percent, as compared to the six months ended April 4, 2015, primarily due to increased revenue and better leverage of fixed costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $409.8 million as of April 2, 2016, and $357.1 million as of October 3, 2015.
As of April 2, 2016, approximately 92.0 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash; however, our intent is to permanently reinvest funds held in these countries. If this cash were remitted to the U.S., additional tax obligations may reduce the amount of cash ultimately available to us in the U.S. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility and cash from our foreign subsidiaries that could be remitted to the U.S. without tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	Six Months Ended
	April 2, 2016	April 4, 2015
Cash provided by operating activities	$91.3	$40.7
Cash used in investing activities	$(16.8)	$(16.6)
Cash used in financing activities	$(20.0)	$(16.1)
Operating Activities. Cash flows provided by operating activities were $91.3 million for the six months ended April 2, 2016, as compared to $40.7 million for the six months ended April 4, 2015. Cash flows provided by operating activities increased primarily due to the impact of decreases in working capital, driven by reduced working capital requirements as net sales declined. This effect was partially offset by the decrease in net income discussed previously. The largest driver of the decrease in working capital was a reduction in accounts receivable of $57.7 million during the six months ended April 2, 2016, as compared to the increase of $20.8 million in accounts receivable during the prior year period. The improvement in the accounts receivable cash flow was due to the decrease in net sales and a change in the customer mix involving a shift to customers with more favorable payment terms. We also experienced a better distribution of revenue throughout the current quarter as opposed to a high concentration at quarter end. The decrease of $3.8 million in the inventory cash flow also positively impacted the six months ended April 2, 2016, as compared to the $34.5 million increase in inventory cash flows during the prior year period, which resulted from inventory levels keeping pace with higher net sales during the first half of fiscal 2015. Partially offsetting the improvements were decreases in accounts payable and customer deposit cash flows of $13.4 million and $10.3 million, respectively, during the six months ended April 2, 2016. Accounts payable cash flows decreased as a result of decreased net sales. Customer deposit cash flows decreased as a result of deposits being utilized during fiscal 2016.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 2, 2016	April 4, 2015
Days in accounts receivable	48	48
Days in inventory	91	86
Days in accounts payable	(62)	(63)
Days in cash deposits	(11)	(12)
Annualized cash cycle	66	59
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
As of April 2, 2016, annualized cash cycle days increased by seven days as compared to April 4, 2015 due to the following factors:
Days in accounts receivable for the three months ended April 2, 2016 remained flat as compared to the three months ended April 4, 2015.

Days in inventory for the three months ended April 2, 2016 increased by five days compared to the three months ended April 4, 2015. The increase is primarily driven by the reduction in cost of sales, as a result of the decrease in net sales. The inventory balance also increased $6.3 million during the three months ended April 2, 2016 as compared to the three months ended April 4, 2015, primarily driven by higher forecasted fiscal 2016 third quarter revenue.
Days in accounts payable for the three months ended April 2, 2016 decreased by one day compared to the three months ended April 4, 2015, primarily due to the timing of inventory purchases and supplier payments.
Days in cash deposits for the three months ended April 2, 2016, decreased by one day compared to the three months ended April 4, 2015, due to customer deposits being utilized in fiscal 2016.
Free Cash Flow. We define free cash flow (“FCF”) as cash flows provided by (used in) operations less capital expenditures. Free cash flow for the six months ended April 2, 2016 was $74.5 million, an improvement of $50.5 million from the $24.0 million of free cash flow for the six months ended April 4, 2015. The increase was primarily due to the increase in cash flows provided by operations, as compared to the six months ended April 4, 2015.
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
For a reconciliation of FCF to our financial statements that were prepared using GAAP, see below (in millions):

	Six Months Ended
	April 2, 2016	April 4, 2015
Cash flows provided by operating activities	$91.3	$40.7
Payments for property, plant and equipment	(16.8)	(16.7)
Free cash flow	$74.5	$24.0
Investing Activities. Cash flows used in investing activities totaled $16.8 million for the six months ended April 2, 2016, relatively flat as compared to cash flows used in investing activities of $16.6 million for the six months ended April 4, 2015.
We currently estimate funded capital expenditures for fiscal 2016 will be between $40.0 and $45.0 million, of which $16.8 million was utilized through the first six months of fiscal 2016. The remaining fiscal 2016 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $20.0 million for the six months ended April 2, 2016 as compared to $16.1 million for the six months ended April 4, 2015. During the six months ended April 2, 2016, we borrowed and repaid $289.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the six months ended April 2, 2016 were comprised primarily of $15.7 million for purchases of common stock as part of our stock repurchase program as well as $2.4 million for payments on capital leases. The $3.9 million increase in cash flows used in financing activities for the six months ended April 2, 2016, as compared to the six months ended April 4, 2015, was driven by a $3.2 million decrease in proceeds received from the exercise of stock options and a $0.8 million increase in purchases of common stock as part of our stock repurchase program.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the six months ended April 2, 2016, the Company repurchased 435,881 shares for approximately $15.7 million, at an average price of $36.11 per share. These shares were recorded as treasury stock. The Company plans to repurchase the approximately $14.3 million remaining under the authorization on a relatively consistent basis over the remainder of fiscal 2016.
Borrowings under the Credit Facility, at the Company's option, bear interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the related credit agreement (the "Credit Agreement"). Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.0% or base rate plus 0.0% upon reduction in the current total leverage ratio. As of April 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.566%). As of April 2, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of April 2, 2016. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.
The financial covenants under the Credit Agreement require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of April 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus entered into a note purchase agreement (the "Note Purchase Agreement") related to the $175.0 million in principal amount of the Company's 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 2, 2016, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 2, 2016 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2016	2017-2018	2019-2020	2021 and thereafter
Long-Term Debt Obligations (1,2)	$273.9	$5.1	$192.8	$76.0	$—
Capital Lease Obligations	3.7	1.7	1.9	0.1	—
Operating Lease Obligations	29.7	3.9	13.5	9.8	2.5
Purchase Obligations (3)	463.7	425.1	36.6	2.0	—
Other Long-Term Liabilities on the Balance Sheet (4)	11.0	0.4	0.7	0.2	9.7
Other Long-Term Liabilities not on the Balance Sheet (5)	7.8	2.0	3.8	1.2	0.8
Other Financing Obligations (6)	13.6	0.7	3.0	3.2	6.7
Total Contractual Cash Obligations	$803.4	$438.9	$252.3	$92.5	$19.7

1)
Includes amounts outstanding under the Credit Facility. As of April 2, 2016, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of April 2, 2016, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of April 2, 2016, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.4 million, as of April 2, 2016, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of April 2, 2016, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2015 annual report on Form 10-K. During the second quarter of fiscal 2016, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Net sales	8.9%	7.9%
Total costs	11.5%	11.5%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 2, 2016, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of April 2, 2016, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2016, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 2, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
January 3, 2016 to January 30, 2016	71,285	$32.28	71,285	$19,236,040

January 31, 2016 to February 27, 2016	65,803	$34.96	65,803	$16,935,567

February 28, 2016 to April 2, 2016	71,481	$37.39	71,481	$14,262,892
Total	208,569	$34.88	208,569
* On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the three months ended April 2, 2016, the Company repurchased 208,569 shares for approximately $7.3 million, at an average price of $34.88 per share. These shares were recorded as treasury stock.

ITEM 6.    Exhibits

10.1
Plexus Corp. 2016 Omnibus Incentive Plan (incorporated by reference to Appendix A of Plexus Corp.’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on December 14, 2015).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 5/6/16	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 5/6/16	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer