Form 10-Q
period 2016-07-02
PLEXUS CORP
filed 2016-08-08
CIK 785786

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
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, there were 33,432,653 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 2, 2016

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$667,616	$669,585	$1,902,940	$1,985,560
Cost of sales	605,118	610,498	1,737,111	1,805,282
Gross profit	62,498	59,087	165,829	180,278
Selling and administrative expenses	29,775	30,456	84,812	91,722
Restructuring charges	1,805	—	5,229	1,691
Operating income	30,918	28,631	75,788	86,865
Other income (expense):
Interest expense	(3,637)	(3,280)	(10,845)	(10,440)
Interest income	1,134	866	3,081	2,552
Miscellaneous	297	471	(2,451)	549
Income before income taxes	28,712	26,688	65,573	79,526
Income tax expense	2,613	2,894	8,239	9,059
Net income	$26,099	$23,794	$57,334	$70,467
Earnings per share:
Basic	$0.78	$0.71	$1.72	$2.10
Diluted	$0.76	$0.69	$1.68	$2.05
Weighted average shares outstanding:
Basic	33,402	33,653	33,379	33,617
Diluted	34,174	34,454	34,043	34,400
Comprehensive income:
Net income	$26,099	$23,794	$57,334	$70,467
Other comprehensive income (loss) — net of income tax:
Derivative instrument fair value adjustments	(1,329)	941	12,458	(5,017)
Foreign currency translation adjustments	(7,570)	(1,434)	(13,154)	(8,161)
Other comprehensive loss	(8,899)	(493)	(696)	(13,178)
Total comprehensive income	$17,200	$23,301	$56,638	$57,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 2, 2016	October 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$433,679	$357,106
Accounts receivable, net of allowances of $1,200 and $879, respectively	375,240	384,680
Inventories	575,121	569,371
Deferred income taxes	9,916	10,686
Prepaid expenses and other	25,911	22,882
Total current assets	1,419,867	1,344,725
Property, plant and equipment, net	300,816	317,351
Deferred income taxes	3,536	3,635
Other	36,731	36,677
Total non-current assets	341,083	357,663
Total assets	$1,760,950	$1,702,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$78,279	$3,513
Accounts payable	410,537	400,710
Customer deposits	87,333	81,359
Accrued salaries and wages	40,588	49,270
Other accrued liabilities	41,562	44,446
Total current liabilities	658,299	579,298
Long-term debt, capital lease obligations and other financing, net of current portion	184,479	259,257
Deferred income taxes	9,080	9,664
Other liabilities	13,917	11,897
Total non-current liabilities	207,476	280,818
Total liabilities	865,775	860,116
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,082 and 50,554 shares issued, respectively, and 33,421and 33,500 shares outstanding, respectively	511	506
Additional paid-in capital	516,662	497,488
Common stock held in treasury, at cost, 17,661 and 17,054 shares, respectively	(532,882)	(509,968)
Retained earnings	918,051	860,717
Accumulated other comprehensive loss	(7,167)	(6,471)
Total shareholders’ equity	895,175	842,272
Total liabilities and shareholders’ equity	$1,760,950	$1,702,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income	$57,334	$70,467
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	35,789	36,502
Amortization of deferred financing fees	243	228
Loss on sale of property, plant and equipment	267	33
Deferred income tax net expense	142	107
Share-based compensation expense	10,599	10,590
Changes in operating assets and liabilities:
Accounts receivable	4,985	(28,444)
Inventories	(11,340)	(65,637)
Other current and noncurrent assets	(476)	(4,017)
Accounts payable	18,173	19,146
Customer deposits	7,016	20,216
Other current and noncurrent liabilities	(120)	(3,621)
Cash flows provided by operating activities	122,612	55,570
Cash flows from investing activities:
Payments for property, plant and equipment	(23,776)	(26,898)
Proceeds from sale of property, plant and equipment	48	261
Cash flows used in investing activities	(23,728)	(26,637)
Cash flows from financing activities:
Borrowings under credit facility	453,000	344,000
Payments on debt and capital lease obligations	(457,088)	(347,856)
Debt issuance costs	(70)	—
Repurchases of common stock	(22,914)	(22,520)
Proceeds from exercise of stock options	11,162	11,333
Minimum tax withholding related to vesting of restricted stock	(2,582)	(2,762)
Cash flows used in financing activities	(18,492)	(17,805)
Effect of exchange rate changes on cash and cash equivalents	(3,819)	(2,889)
Net increase in cash and cash equivalents	76,573	8,239
Cash and cash equivalents:
Beginning of period	357,106	346,591
End of period	$433,679	$354,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 2, 2016 and October 3, 2015, and the results of operations for the three and nine months ended July 2, 2016 and July 4, 2015, and the cash flows for the same nine month periods.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $247.7 million and $250.2 million as of July 2, 2016 and October 3, 2015, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both July 2, 2016 and October 3, 2015. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of July 2, 2016 and October 3, 2015 consisted of (in thousands):

	July 2, 2016	October 3, 2015
Raw materials	$411,133	$407,637
Work-in-process	74,459	84,472
Finished goods	89,529	77,262
Total inventories	$575,121	$569,371
Customer deposits are received by the Company for various reasons, including to offset certain obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 2, 2016 and October 3, 2015 was $77.0 million and $64.3 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease obligations and other financing amounts outstanding at July 2, 2016 and October 3, 2015 are summarized below (in thousands):

	July 2, 2016	October 3, 2015
Borrowing under the credit facility	$75,000	$75,000
5.20% senior notes, due June 15, 2018	175,000	175,000
Capital lease & non-cash financing of leased facility obligations	12,758	12,770
Total obligations	262,758	262,770
Less: current portion	(78,279)	(3,513)
Long-term debt, capital lease and other financing obligations, net of current portion	$184,479	$259,257
The Company has a senior unsecured revolving credit facility (the “Credit Facility”), which was amended on July 5, 2016, subsequent to the end of the fiscal 2016 third quarter, to, among other changes, extend its expiration from May 15, 2019, to July 5, 2021, and increase the maximum commitment from $265.0 million to $300.0 million. The Credit Facility, as amended, may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For more information regarding the amendment of the Credit Facility, see Note 14, “Subsequent Events.” During the three and nine months ended July 2, 2016, the highest daily borrowing was $225.0 million and the average daily borrowing was $195.2 million and $185.2 million, respectively. The Company borrowed and repaid $164.0 million and $453.0 million, respectively, of revolving borrowings under the Credit Facility during the three and nine months ended July 2, 2016.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of July 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement. For the nine months ended July 2, 2016, borrowings under the Credit Facility, at the Company's option, bore interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the Credit Agreement. Rates would increase upon negative changes in specified Company financial metrics and would decrease to no less than LIBOR plus 1.00% or base rate plus 0.00% upon reduction in the current total leverage ratio. As of July 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.588%). As of July 2, 2016, the $75.0 million of outstanding borrowing under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million interest rate swap contract discussed in Note 4, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of July 2, 2016.
The Company also has outstanding 5.20% senior notes, due on June 15, 2018 (the “Notes”). As of July 2, 2016 and October 3, 2015, $175.0 million of Notes was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above. Subsequent to the end of the Company's fiscal third quarter, on July 5, 2016, the Company also amended the related Note Purchase Agreement; refer to Note 14, “Subsequent Events,” for further detail.
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

Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.8 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive loss into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of both July 2, 2016 and October 3, 2015. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $3.1 million asset as of July 2, 2016, and a $9.4 million liability as of October 3, 2015.

The Company had additional forward currency exchange contracts outstanding with a notional value of $86.7 million as of July 2, 2016; there were no such contracts outstanding as of October 3, 2015. The Company has not designated these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Other income (expense)." The total fair value of these derivatives was a net $0.3 million asset as of July 2, 2016.

In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive loss" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of July 2, 2016 and October 3, 2015, was a $0.3 million and $0.5 million liability, respectively. The notional amount of the Company’s interest rate swap was $75.0 million as of both July 2, 2016 and October 3, 2015.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 2, 2016	October 3, 2015		July 2, 2016	October 3, 2015
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Current liabilities – other	$263	$497
Forward contracts	Prepaid expenses and other	$3,055	$—	Current liabilities – other	$—	$9,408

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		July 2, 2016	October 3, 2015		July 2, 2016	October 3, 2015
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward contracts	Prepaid expenses and other	$357	$—	Current liabilities – other	$91	$—

Derivative Impact on Accumulated Other Comprehensive Loss
for the Three Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	July 2, 2016	July 4, 2015
Interest rate swaps	$(100)	$(3)
Forward contracts	$(1,160)	$(866)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	July 2, 2016	July 4, 2015
Interest rate swaps	Interest expense	$(83)	$(134)
Forward contracts	Selling and administrative expenses	$2	$(191)
Forward contracts	Cost of goods sold	$73	$(1,562)
Treasury rate locks	Interest expense	$77	$77

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	July 2, 2016	July 4, 2015
Forward contracts	Other income (expense)	$94	$37

Derivative Impact on Accumulated Other Comprehensive Loss
for the Nine Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	July 2, 2016	July 4, 2015
Interest rate swaps	$(70)	$(876)
Forward contracts	$7,209	$(7,044)

Derivative Impact on Gain (Loss) Recognized in Income
for the Nine Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	July 2, 2016	July 4, 2015
Interest rate swaps	Interest expense	$(304)	$(404)
Forward contracts	Selling and administrative expenses	$(510)	$(299)
Forward contracts	Cost of goods sold	$(4,744)	$(2,444)
Treasury rate locks	Interest expense	$239	$244

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	July 2, 2016	July 4, 2015
Forward contracts	Other income (expense)	$(74)	$164
There were no gains or losses recognized in income for derivatives related to ineffective portions or amounts excluded from effectiveness testing for the three and nine months ended July 2, 2016 and July 4, 2015.

The following table lists the fair values of assets and (liabilities) of the Company’s derivatives as of July 2, 2016 and October 3, 2015, by input level as defined in Note 1, "Basis of Presentation and Significant Accounting Policies," (in thousands):

	Level 1	Level 2	Level 3	Total
July 2, 2016
Interest rate swaps	$—	$(263)	$—	$(263)
Foreign currency forward contracts	$—	$3,321	$—	$3,321
October 3, 2015
Interest rate swaps	$—	$(497)	$—	$(497)
Foreign currency forward contracts	$—	$(9,408)	$—	$(9,408)
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
5.    Income Taxes
Income tax expense for the three and nine months ended July 2, 2016 was $2.6 million and $8.2 million, respectively. The effective tax rates for the three and nine months ended July 2, 2016 were 9.1 percent and 12.6 percent, respectively, compared to the effective tax rates for the three and nine months ended July 4, 2015, which were 10.8 percent and 11.4 percent, respectively.

The effective tax rate for the three months ended July 2, 2016 decreased from the effective tax rate for the three months ended July 4, 2015, primarily due to the geographic distribution of worldwide earnings.
The effective tax rate for the nine months ended July 2, 2016 increased from the effective tax rate for the nine months ended July 4, 2015, primarily due to a decrease in pre-tax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes to deferred tax assets and related valuation allowances.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of July 2, 2016 as compared to October 3, 2015. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 2, 2016 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended July 2, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 2, 2016 and July 4, 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$26,099	$23,794	$57,334	$70,467
Basic weighted average common shares outstanding	33,402	33,653	33,379	33,617
Dilutive effect of share-based awards outstanding	772	801	664	783
Diluted weighted average shares outstanding	34,174	34,454	34,043	34,400
Earnings per share:
Basic	$0.78	$0.71	$1.72	$2.10
Diluted	$0.76	$0.69	$1.68	$2.05

For the three and nine months ended July 2, 2016, share-based awards for approximately 0.5 million and 0.7 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

For the three and nine months ended July 4, 2015, share-based awards for approximately 0.3 million and 0.6 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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
The Company recognized $3.6 million and $10.6 million of compensation expense associated with share-based awards for the three and nine months ended July 2, 2016, respectively, and $3.5 million and $10.6 million for the three and nine months ended July 4, 2015, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled SARs. The Company uses its stock price on grant date as the fair value assigned to RSUs.
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

Information about the Company’s three reportable segments for the three and nine months ended July 2, 2016 and July 4, 2015, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
AMER	$359,412	$365,860	$994,750	$1,029,876
APAC	292,644	313,900	862,535	966,433
EMEA	41,041	33,885	126,830	97,737
Elimination of inter-segment sales	(25,481)	(44,060)	(81,175)	(108,486)
	$667,616	$669,585	$1,902,940	$1,985,560
Operating income (loss):
AMER	$22,099	$20,369	$45,937	$55,506
APAC	38,283	37,082	110,097	119,852
EMEA	(1,572)	(2,511)	(2,997)	(8,136)
Corporate and other costs	(27,892)	(26,309)	(77,249)	(80,357)
	$30,918	$28,631	$75,788	$86,865
Other income (expense):
Interest expense	$(3,637)	$(3,280)	$(10,845)	$(10,440)
Interest income	1,134	866	3,081	2,552
Miscellaneous	297	471	(2,451)	549
Income before income taxes	$28,712	$26,688	$65,573	$79,526

	July 2, 2016	October 3, 2015
Total assets:
AMER	$584,039	$573,437
APAC	1,093,234	1,011,622
EMEA	124,051	128,306
Corporate and eliminations	(40,374)	(10,977)
	$1,760,950	$1,702,388
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2015 and for the nine months ended July 2, 2016 (in thousands):

Limited warranty liability, as of September 27, 2014	$6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	5,847
Accruals for warranties issued during the period	1,653
Settlements (in cash or in kind) during the period	(1,151)
Limited warranty liability, as of July 2, 2016	$6,349
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended July 2, 2016, the Company repurchased 170,355 shares for approximately $7.2 million, at an average price of $42.13 per share. During the nine months ended July 2, 2016, the Company repurchased 606,236 shares for approximately $22.9 million, at an average price of $37.80 per share. These shares were recorded as treasury stock.
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
12.    Restructuring Costs
Restructuring costs for the three months ended July 2, 2016, incurred primarily in the AMER segment, relate largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring costs in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

For the three months ended July 2, 2016, the Company incurred restructuring costs of $1.8 million, which consisted of $1.6 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont, California and Livingston, Scotland, and $0.2 million of other exit costs.

The Company incurred no restructuring costs during the three months ended July 4, 2015.

For the nine months ended July 2, 2016, the Company incurred restructuring costs of $5.2 million, which consisted of $4.7 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont and Livingston, and $0.5 million of other exit costs.

Restructuring costs for the nine months ended July 4, 2015 related to the relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico. For the nine months ended July 4, 2015, the Company incurred restructuring costs of $1.7 million, which consisted of $1.5 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara and $0.1 million of employee termination and severance costs related to the Company's former workforce in Juarez.

In the three and nine months ended July 2, 2016 and July 4, 2015, the Company did not recognize an income tax benefit for these restructuring costs due to tax losses in the jurisdictions where the restructuring costs occurred.

The Company's restructuring accrual activity for the three and nine months ended July 2, 2016 is included in the table below (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring costs	1,394	113	1,507
Amounts utilized	(338)	(113)	(451)
Accrued balance, January 2, 2016	1,056	—	1,056
Restructuring costs	1,656	261	1,917
Amounts utilized	(313)	(6)	(319)
Accrued balance, April 2, 2016	2,399	255	2,654
Restructuring costs	1,641	164	1,805
Amounts utilized	(1,201)	(62)	(1,263)
Accrued balance, July 2, 2016	$2,839	$357	$3,196

The restructuring accrual balance is expected to be utilized by the end of the first fiscal quarter of 2017. Total fiscal 2016 restructuring costs are expected to be between $5.5 million and $6.0 million.
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
14.    Subsequent Events
On July 5, 2016, the Company amended its Credit Facility. As a result of the amendment, the maximum commitment under the Credit Facility was increased from $265 million to $300 million. The Credit Facility, as amended, may potentially be increased by up to $200 million to $500 million generally by mutual agreement of the Company, the lenders, the letter of credit issuers and the administrative agent named in the related Credit Agreement, subject to certain customary conditions. Borrowings under the Credit Facility, as amended, bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current consolidated total debt to consolidated EBITDA (as defined in the Credit Agreement) ratio. In addition, the Amendment extends the termination date of the Credit Facility from May 15, 2019 to July 5, 2021, and modifies certain definitions and other provisions.
Also on July 5, 2016, the Company amended the note purchase agreement (the "Note Purchase Agreement"), relating to the Notes. Among other changes, as a result of the amendment, certain financing and purchase transactions are now permitted and the financial covenants in the Note Purchase Agreement have been aligned with those in the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; potential economic weakness and other effects resulting from the June 2016 vote of the United Kingdom to exit the European Union; the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2015 Form 10-K).

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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$667.6	$669.6	$1,902.9	$1,985.6
Cost of sales	$605.1	$610.5	$1,737.1	$1,805.3
Gross profit	$62.5	$59.1	$165.8	$180.3
Gross margin	9.4%	8.8%	8.7%	9.1%
Operating income	$30.9	$28.6	$75.8	$86.9
Operating margin	4.6%	4.3%	4.0%	4.4%
Net income	$26.1	$23.8	$57.3	$70.5
Diluted earnings per share	$0.76	$0.69	$1.68	$2.05
Return on invested capital*			13.0%	14.1%
Economic return*			2.0%	3.1%
* Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended July 2, 2016, net sales decreased $2.0 million, or 0.3 percent, as compared to the three months ended July 4, 2015. Net sales remained relatively flat due to a $66.2 million decrease in net sales in the Networking/Communications sector, which was substantially offset by increased net sales of $27.0 million, $25.8 million and $11.4 million in the Healthcare/Life Sciences, Industrial/Commercial and Defense/Security/Aerospace sectors, respectively.
Net sales for the nine months ended July 2, 2016, decreased $82.7 million, or 4.2 percent, as compared to the nine months ended July 4, 2015. The decrease was primarily driven by decreased net sales of $196.7 million in the Networking/Communications sector, which was partially offset by increased net sales of $59.0 million in the Industrial/Commercial sector, $33.7 million in the Defense/Security/Aerospace sector and $21.3 million in the Healthcare/Life Sciences sector.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Networking/Communications	$155.6	$221.8	$469.0	$665.7
Healthcare/Life Sciences	206.8	179.8	588.0	566.7
Industrial/Commercial	202.1	176.3	543.7	484.7
Defense/Security/Aerospace	103.1	91.7	302.2	268.5
Total net sales	$667.6	$669.6	$1,902.9	$1,985.6
Networking/Communications. Net sales in the Networking/Communications sector decreased $66.2 million for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The reduction in net sales was primarily driven by a $24.4 million decrease in net sales due to a previously announced program disengagement and a $23.6 million decrease in net sales to another customer that resulted from decreased end-market demand of a product previously launched. Overall decreased end-market demand drove the remaining reduction in net sales during the quarter. Partially offsetting the decreases was a $4.1 million increase in net sales due to the ramp of production of a new program for an existing customer.
During the nine months ended July 2, 2016, net sales in the Networking/Communications sector decreased $196.7 million as compared to the nine months ended July 4, 2015. The decrease in net sales was primarily driven by a $68.9 million decrease in net sales to one customer that resulted from decreased end-market demand of a product previously launched, a $58.7 million decrease due to a previously announced program disengagement with another customer, and a $27.1 million decrease due to the disengagement of a customer. The remaining decrease in net sales was the result of decreased end-market demand with various customers. Partially offsetting the decreases was a $8.7 million increase in net sales from new program ramps with three existing customers.

Healthcare/Life Sciences. Net sales in the Healthcare/Life Sciences sector increased $27.0 million for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The increase was primarily driven by a $14.1 million increase in net sales due to the ramp of various new programs for three existing customers and $8.6 million from the ramp of production for two new customers. The remaining increase in net sales was the result of increased end-market demand. Partially offsetting the increases was a $4.1 million decrease in net sales due to a customer bringing the manufacturing process of two programs in house.
During the nine months ended July 2, 2016, net sales in the Healthcare/Life Sciences sector increased $21.3 million as compared to the nine months ended July 4, 2015. The increase was primarily driven by a $26.7 million increase in net sales due to the ramp of various new programs for four existing customers and $17.3 million from the ramp of production for three new customers. The remaining increase in net sales was the result of increased end-market demand with various customers. Partially offsetting the increases were decreases in net sales of $11.8 million due to two customers bringing the manufacturing process of three programs in house, $7.2 million due to programs transitioning into the production stage, $5.2 million due to a product disengagement with one customer, and $4.0 million due to a customer disengagement.
Industrial/Commercial. Net sales in the Industrial/Commercial sector increased $25.8 million for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The increase was primarily due to ramps of production for a new customer, which resulted in increased net sales of $62.4 million. Partially offsetting the increase were decreases of $14.8 million related to the previously announced disengagement of a customer and $12.8 million that resulted from a customer revising its business model as a result of decreased end-market demand. Decreased end-market demand led to the remaining decrease in net sales in the sector.
Net sales in the Industrial/Commercial sector increased $59.0 million for the nine months ended July 2, 2016 as compared to the nine months ended July 4, 2015. The increase was primarily due to ramps of production for a new customer, which resulted in increased net sales of $136.4 million. The increase was partially offset by decreases of $28.0 million related to the previously announced disengagement of a customer and $19.7 million due to two customers revising their business models as a result of decreased end-market demand. Net sales decreased $7.9 million due to pilot programs for two customers not transitioning into the production stage. Decreased end-market demand, particularly in the oil and gas industry, resulted in the remaining decrease in net sales.
Defense/Security/Aerospace. Net sales in the Defense/Security/Aerospace sector increased $11.4 million for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The improvement was primarily attributable to increased net sales of $6.5 million that resulted from the ramp of two new programs for two existing customers and $2.5 million due to increased demand for an end-of-life program. The remaining increase in net sales was driven by overall improved end-market demand.
Net sales in the Defense/Security/Aerospace sector increased $33.7 million during the nine months ended July 2, 2016 as compared to the nine months ended July 4, 2015. The improvement was primarily attributable to increased net sales of $26.4 million that resulted from the ramp of production of new programs for five existing customers and $6.0 million due to increased demand for an end-of-life program. The remaining increase in net sales was driven by overall increased end-market demand.
Cost of sales. For the three months ended July 2, 2016, cost of sales decreased $5.4 million, or 0.9 percent, as compared to the three months ended July 4, 2015. Cost of sales is comprised primarily of material and component costs, labor costs, and overhead. Cost of sales decreased primarily due to a $3.8 million decrease in variable labor costs that resulted mainly from the successful completion of a quality initiative in the AMER segment. For the three months ended July 2, 2016 and July 4, 2015, approximately 90 percent of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, over 91 percent of the variable costs for both periods was related to material and component costs. As a result of using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally results in an immaterial impact on gross profit. Therefore, as expected, the decrease in cost of sales of 0.9 percent was generally in line with the 0.3 percent decrease in net sales.
For the nine months ended July 2, 2016, cost of sales decreased $68.2 million, or 3.8 percent, as compared to the nine months ended July 4, 2015, while net sales decreased $82.7 million, or 4.2 percent. The cost of sales decreased primarily due to the reduction in net sales as well as a $2.9 million decrease in variable labor costs in the APAC segment. These factors were partially offset by a $3.0 million increase in material costs as compared to the prior year that was driven by a change in net sales mix and a $2.0 million increase in fixed manufacturing expenses that resulted from lower fixed cost absorption. For the nine months ended July 2, 2016 and July 4, 2015, approximately 90 percent of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91 percent of the variable costs for both periods was related to material and component costs.

Gross profit. For the three months ended July 2, 2016, gross profit increased $3.4 million, or 5.8 percent, as compared to the three months ended July 4, 2015. Gross margin increased 60 basis points as compared to the three months ended July 4, 2015. The primary driver of the increase in gross profit and gross margin was a $4.0 million decrease in variable labor costs, which resulted from production shifting to lower cost manufacturing locations and productivity improvements from the successful completion of a quality initiative in the AMER segment.
Gross profit for the nine months ended July 2, 2016 decreased $14.5 million, or 8.0 percent, as compared to the nine months ended July 4, 2015. Gross margin decreased 40 basis points as compared to the nine months ended July 4, 2015. The decrease in gross profit and gross margin was primarily due to the decrease in net sales discussed above, a $3.9 million decrease due to a slight shift in sales mix and a $2.0 million reduction due to under absorption of fixed costs.
Operating income. For the three months ended July 2, 2016, operating income increased $2.3 million, or 8.0 percent, as compared to the three months ended July 4, 2015. The increase was primarily due to the increase in gross profit noted above and a $0.7 million decrease in selling and administrative (“S&A”) expenses as compared to the prior year period, which was primarily driven by decreased variable compensation expense. These benefits to operating income were partially offset by a $1.8 million increase in restructuring charges in the current period. Operating margin increased 30 basis points to 4.6 percent for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015 due to the increase in gross margin and decrease in S&A expenses, partially offset by the increase in restructuring charges.
For the nine months ended July 2, 2016, operating income decreased $11.1 million, or 12.8 percent, as compared to the nine months ended July 4, 2015. The decrease was primarily due to the decrease in gross profit and a $3.5 million increase in restructuring charges in the current period. These unfavorable changes were partially offset by a $6.9 million decrease in S&A expenses as compared to the prior year period, which was primarily driven by decreased variable compensation expense. Operating margin decreased 40 basis points to 4.0 percent for the nine months ended July 2, 2016 as compared to the prior period due to the decrease in gross margin and an increase in restructuring charges.
Other income (expense). Other expense increased by $0.3 million for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015.
Other expense increased $2.9 million for the nine months ended July 2, 2016 as compared to the nine months ended July 4, 2015. The increase in other expense was primarily the result of a $3.1 million increase in foreign exchange losses for the nine months ended July 2, 2016 as compared to the prior year. The losses resulted from foreign exchange volatility, primarily in the APAC segment.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Effective tax rate	9.1%	10.8%	12.6%	11.4%
Income tax expense for the three months ended July 2, 2016 and July 4, 2015 was $2.6 million and $2.9 million, respectively. Income tax expense for the nine months ended July 2, 2016 and July 4, 2015 was $8.2 million and $9.1 million, respectively. The decrease in the effective tax rate for the three months ended July 2, 2016 compared to the three months ended July 4, 2015 was primarily due to the geographic distribution of worldwide earnings. The increase in the effective tax rate for the nine months ended July 2, 2016 compared to the nine months ended July 4, 2015 was primarily due to a decrease in pre-tax earnings in low tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance.
Our effective tax rate will vary from the U.S. statutory rate of 35.0 percent primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate may be impacted by changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes to deferred tax assets and related valuation allowances.
The estimated effective income tax rate for fiscal 2016 is expected to be between 11.0 percent and 13.0 percent.
Net income. Net income for the three months ended July 2, 2016 increased $2.3 million, or 9.7 percent, to $26.1 million from $23.8 million for the three months ended July 4, 2015. Net income increased primarily as a result of the increase in operating income discussed above.

Net income for the nine months ended July 2, 2016 decreased $13.2 million, or 18.7 percent, to $57.3 million from $70.5 million for the nine months ended July 4, 2015. Net income decreased primarily as a result of the reduction in operating income discussed above and a $3.1 million increase in foreign exchange losses compared to the prior year.
Diluted earnings per share. Diluted earnings per share, as reported, and diluted earnings per share, as adjusted to exclude restructuring costs, a non-GAAP financial measure, for the three and nine months ended July 2, 2016 and July 4, 2015, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Diluted earnings per share, as reported	$0.76	$0.69	$1.68	$2.05
Impact of restructuring costs	0.06	—	0.16	0.05
Diluted earnings per share, as adjusted*	$0.82	$0.69	$1.84	$2.10
*The Company believes the non-GAAP presentation of diluted earnings per share, as adjusted provides additional insight to investors regarding the Company's performance over the comparative reporting periods by eliminating restructuring and other non-recurring charges or gains, which are unrelated to operations in those periods. In addition, the Company believes that diluted earnings per share, as adjusted enhances investors' ability to analyze the Company's operational performance.
The increase in adjusted diluted earnings per share for the three months ended July 2, 2016 as compared to the prior year period was primarily the result of the increase in net income. There were also fewer weighted average outstanding shares in the current quarter as compared to the three months ended July 4, 2015, due to our common stock repurchase program and a decreased dilutive impact attributable to share-based awards.
The decrease in adjusted diluted earnings per share for the nine months ended July 2, 2016 as compared to the prior year was primarily the result of the decrease in net income. This was partially offset by the positive impact of fewer weighted average outstanding shares during the nine months ended July 2, 2016 as compared to the nine months ended July 4, 2015, due to our common stock repurchase program and a decreased dilutive impact attributable to share-based awards.
For information regarding restructuring costs, see Note 12, "Restructuring Costs," in Notes to Condensed Consolidated Financial Statements and see Note 11, "Shareholders' Equity," for further information surrounding the common stock repurchase program.
Return on Invested Capital (“ROIC”) and Economic Return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as “Economic Return,” and a 4.7 percent to 5.0 percent operating margin target. Our primary focus is on our Economic Return goal of 5.0 percent, which is designed to create shareholder value and generate sufficient cash to self-fund our targeted organic revenue growth rate of 12.0 percent. ROIC and Economic Return are non-GAAP financial measures, as discussed below.
We review our internal calculation of WACC annually, and our estimated WACC is 11.0 percent for fiscal 2016. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 13.0 percent and 14.1 percent for the nine months ended July 2, 2016 and July 4, 2015, respectively, and was calculated excluding restructuring costs of $5.2 million and $1.7 million, respectively. Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions):

	Nine Months Ended
	July 2, 2016	July 4, 2015
Annualized operating income (tax effected)	$96,141	$105,088
Average invested capital	738,397	745,030
After-tax ROIC	13.0%	14.1%
WACC	11.0%	11.0%
Economic Return	2.0%	3.1%
We define ROIC as tax-effected operating income before restructuring charges divided by average invested capital over a rolling four-quarter period for the third quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC, Economic Return and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Non-GAAP financial measures, including ROIC and Economic Return, are used for internal management goals and decision making because such measures provide management and investors additional insight into financial performance. In particular, we provide ROIC and Economic Return because we believe they offer insight into the metrics that are driving management decisions because we view ROIC and Economic Return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using GAAP, see exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.

REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
AMER	$359.4	$365.9	$994.8	$1,029.9
APAC	292.6	313.9	862.5	966.4
EMEA	41.0	33.9	126.8	97.7
Elimination of inter-segment sales	(25.4)	(44.0)	(81.2)	(108.4)
Total net sales	$667.6	$669.7	$1,902.9	$1,985.6
Operating income (loss):
AMER	$22.1	$20.4	$45.9	$55.5
APAC	38.3	37.1	110.1	119.9
EMEA	(1.6)	(2.5)	(3.0)	(8.1)
Corporate expenses and other costs	(27.9)	(26.3)	(77.2)	(80.4)
Total operating income	$30.9	$28.7	$75.8	$86.9
AMER. Net sales for the three months ended July 2, 2016 decreased $6.5 million, or 1.8 percent, as compared to the three months ended July 4, 2015. The decrease in net sales was due to: a $23.6 million decrease in net sales to one customer that resulted from decreased end-market demand of a product previously launched; a decrease of $14.8 million due to a previously announced customer disengagement; a reduction of $3.5 million due to a customer bringing the manufacturing process of two programs in house; a $4.9 million decrease due to the manufacturing process of various programs for one customer being transferred to our APAC segment; and overall decreased customer end-market demand. Substantially offsetting the decreases were increases in net sales of $51.4 million due to the ramp of production for two new customers and $5.4 million due to the ramp of production of new programs for two existing customers. Operating income for the three months ended July 2, 2016 increased $1.7 million as compared to the three months ended July 4, 2015, primarily due to a $2.1 million decrease in variable labor costs, which resulted from production shifting to lower cost manufacturing locations and productivity improvements from the successful completion of a quality initiative.
During the nine months ended July 2, 2016 net sales decreased $35.1 million, or 3.4 percent, as compared to the nine months ended July 4, 2015. The decrease in net sales was due to: a $68.7 million decrease in net sales to one customer that resulted from decreased end-market demand of a product previously launched; a decrease of $27.9 million due to a previously announced customer disengagement; a reduction of $27.1 million due to a disengagement with another customer; a $8.3 million decrease due to a customer bringing the manufacturing process of two programs in house; a reduction of $7.9 million due to pilot programs for two customers not transitioning into the production phase; a $7.2 million decrease due to programs transitioning into the production stage; a $5.2 million reduction due to a product disengagement with one customer; and overall decreased customer end-market demand. Partially offsetting these decreases were increased net sales of $129.8 million due to the ramp of production for two new customers, $25.4 million from the ramp of various new programs for five existing customers, and $6.0 million due to increased demand for an end-of-life program with one customer. Operating income for the nine months ended July 2, 2016 decreased $9.6 million, or 17.3 percent, as compared to the nine months ended July 4, 2015, driven primarily by decreased net sales and a shift in net sales mix, which resulted in a $13.3 million decrease in operating income.
APAC. Net sales for the three months ended July 2, 2016 decreased $21.3 million, or 6.8 percent, as compared to the three months ended July 4, 2015, primarily due to a previously announced program disengagement, which resulted in a $25.3 million decrease in net sales. A shift in a customer's business model as a result of decreased end-market demand and a customer disengagement resulted in decreased net sales of $12.8 million and $5.8 million, respectively. The remaining decrease was due to decreased end-market demand for various customers. These decreases were partially offset by a $24.9 million increase in net sales due to production ramps for four new customers, $4.7 million due to new program ramps for two existing customer and $2.2 million due to the transfer of the manufacturing process of various programs for one customer from our AMER to our APAC segment. Operating income for the three months ended July 2, 2016 increased by $1.2 million, or 3.2 percent, as compared to the three months ended July 4, 2015. The increase was driven primarily by a shift in net sales mix, which resulted in a $2.6 million increase in operating income, and a $1.0 million decrease in fixed labor costs. These increases were partially offset by a reduction in operating income due to the decrease in net sales.

Net sales decreased $103.9 million, or 10.8 percent, during the nine months ended July 2, 2016, as compared to the nine months ended July 4, 2015. The decrease was primarily due to a previously announced program disengagement, which resulted in a $58.0 million decrease in net sales. Net sales also decreased by $22.7 million and $20.2 million due to two customer disengagements and a shift in two customers business models due to decreased end-market demand. The remaining decrease was due to decreased customer end-market demand, due in part to the downturn in the oil and gas markets. Partially offsetting the decreases in net sales were increases of $29.9 million due to the ramp of production for four new customers and $14.8 million due to the ramp of production of various new programs for two existing customers. Operating income for the nine months ended July 2, 2016 decreased $9.8 million, or 8.2 percent, as compared to the nine months ended July 4, 2015, due primarily to decreased net sales. Partially offsetting the impact of the decrease in net sales were increases in operating income of $5.0 million due to a positive change in sales mix, $1.3 million due to a decrease in fixed labor costs and $1.3 million due to a decrease in depreciation expense as compared to the prior year.
EMEA. Net sales for the three months ended July 2, 2016 increased $7.1 million, or 20.9 percent, as compared to the three months ended July 4, 2015. The increase in net sales was attributable primarily to the ramp of production for two new customers, which resulted in increased net sales of $4.7 million. Increased end-market demand resulted in the remaining increase in net sales. Operating loss for the three months ended July 2, 2016 decreased by $0.9 million, or 36.0 percent, as compared to the three months ended July 4, 2015, primarily due to increased net sales.
Net sales during the nine months ended July 2, 2016 increased $29.1 million, or 29.8 percent, as compared to the nine months ended July 4, 2015. The increase in net sales was attributable primarily to the ramps of production for two new customers, which resulted in increased net sales of $13.9 million, and the ramp of production of a new program with an existing customer, which resulted in $5.8 million in net sales. Increased end-market demand with various customers resulted in the remaining increase in net sales. Operating loss for the nine months ended July 2, 2016 decreased by $5.1 million, or 63.0 percent, as compared to the nine months ended July 4, 2015, primarily due to increased net sales, partially offset by a $0.8 million increase in fixed labor costs.
The Company has operations in the European Union, including the United Kingdom. The June 2016 U.K. vote to exit from the European Union (“Brexit”) led to a significant decline in the U.K. pound late in the quarter; beyond the currency effects to date, which have not been material to the Company, the Company has not yet determined what effect, if any, the Brexit will have on its business and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $433.7 million as of July 2, 2016, and $357.1 million as of October 3, 2015.
As of July 2, 2016, approximately 97.0 percent of our cash balance was held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash. While our intent has been to permanently reinvest the funds held in these countries, from time to time we review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. If this cash were remitted to the U.S., additional tax obligations may reduce the amount of cash ultimately available to us in the U.S., although the effects of such taxes would likely be substantially offset by our U.S. tax loss carry-forward. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility and cash from our foreign subsidiaries that could be remitted to the U.S. without material tax consequences, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	Nine Months Ended
	July 2, 2016	July 4, 2015
Cash provided by operating activities	$122.6	$55.6
Cash used in investing activities	$(23.7)	$(26.6)
Cash used in financing activities	$(18.5)	$(17.8)
Operating Activities. Cash flows provided by operating activities were $122.6 million for the nine months ended July 2, 2016, as compared to $55.6 million for the nine months ended July 4, 2015. Cash flows provided by operating activities increased primarily due to the impact of decreases in working capital, driven by better working capital management and a reduction in net sales. This effect was partially offset by the decrease in net income discussed previously. The largest driver of the decrease in working capital was an improvement in inventory cash flow, which increased $11.3 million during the nine months ended July 2, 2016, as compared to the $65.6 million increase in inventory during the nine months ended July 4, 2015. Prior year inventory cash flow was negatively impacted by decreased customer demand at the end of the fiscal 2015 third quarter that resulted in forecast decommitments, particularly within our Networking/Communications sector, and lower than expected demand in our Healthcare/Life Sciences sector. Working capital was also positively impacted by the $5.0 million decrease in accounts receivable during the nine months ended July 2, 2016, as compared to the increase of $28.4 million during the prior year period. The improvement in the accounts receivable cash flow was due to an increased emphasis placed on receiving timely payments during fiscal 2016. Partially offsetting the improvements was a decrease in customer deposit cash flows of $13.2 million during the nine months ended July 2, 2016 as compared to the prior year period.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 2, 2016	July 4, 2015
Days in accounts receivable	51	48
Days in inventory	87	88
Days in accounts payable	(62)	(62)
Days in cash deposits	(13)	(12)
Annualized cash cycle	63	62
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
As of July 2, 2016, annualized cash cycle days increased by one day as compared to July 4, 2015 due to the following factors:
Days in accounts receivable for the three months ended July 2, 2016 increased three days as compared to the three months ended July 4, 2015, primarily due to our net sales mix shifting to customers with longer payment terms.

Days in inventory for the three months ended July 2, 2016 decreased by one day compared to the three months ended July 4, 2015. The decrease is primarily driven by the reduction in inventory due to better working capital management.
Days in accounts payable for the three months ended July 2, 2016 remained flat as compared to the three months ended July 4, 2015.
Days in cash deposits for the three months ended July 2, 2016, increased by one day compared to the three months ended July 4, 2015, due to the increase in the customer deposit balance as compared to the three months ended July 4, 2015, as a significant deposit was received from one customer during the three months ended July 2, 2016.
Free Cash Flow. We define free cash flow (“FCF”), a non-GAAP financial measure, as cash flows provided by (used in) operations less capital expenditures. Free cash flow for the nine months ended July 2, 2016 was $98.8 million, an improvement of $70.1 million from the $28.7 million of free cash flow for the nine months ended July 4, 2015. The increase was primarily due to the increase in cash flows provided by operations, as compared to the nine months ended July 4, 2015, and a slight decrease in capital expenditures.
Non-GAAP financial measures, including FCF, are used for internal management assessments because such measures provide additional insight to investors into ongoing financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and allows us to pursue opportunities that enhance shareholder value. FCF is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP.
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	July 2, 2016	July 4, 2015
Cash flows provided by operating activities	$122.6	$55.6
Payments for property, plant and equipment	(23.8)	(26.9)
Free cash flow	$98.8	$28.7
Investing Activities. Cash flows used in investing activities totaled $23.7 million for the nine months ended July 2, 2016, a decrease of $2.9 million as compared to cash flows used in investing activities of $26.6 million for the nine months ended July 4, 2015.
We estimate funded capital expenditures for fiscal 2016 to be approximately $40.0 million, of which $23.8 million was utilized through the first nine months of fiscal 2016. The remaining fiscal 2016 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $18.5 million for the nine months ended July 2, 2016 as compared to $17.8 million for the nine months ended July 4, 2015. During the nine months ended July 2, 2016, we borrowed and repaid an aggregate of $453.0 million under our revolving credit facility (described below). Cash flows used in financing activities for the nine months ended July 2, 2016 were comprised primarily of $22.9 million for purchases of common stock as part of our stock repurchase program as well as $3.6 million for payments on capital leases. The $0.7 million increase in cash flows used in financing activities for the nine months ended July 2, 2016, as compared to the nine months ended July 4, 2015, was driven by $0.4 million increase in purchases of common stock as part of our stock repurchase program.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the nine months ended July 2, 2016, the Company repurchased 606,236 shares for approximately $22.9 million, at an average price of $37.80 per share. These shares were recorded as treasury stock. The Company plans to repurchase the approximately $7.1 million remaining under the authorization prior to the end of fiscal 2016, when this authorization expires.
On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. We do not have a specific schedule or commitment for the repurchase of the shares and may repurchase shares, in amounts, at prices, and at such times that we deem appropriate, subject to market conditions and other considerations.

On July 5, 2016, we amended the Credit Agreement, increasing the maximum commitment under the Credit Facility from $265 million to $300 million, providing a potential additional $200 million increase in borrowing capacity to $500 million with the approval of the lenders, and extending the termination date of the facility to July 5, 2021. Prior to its amendment, borrowings under the Credit Facility, at the Company's option, bore interest at a defined base rate or the LIBOR rate plus, in each case, an applicable margin based upon the Company's leverage ratio as defined in the related Credit Agreement. As of July 2, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.588%). As of July 2, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of July 2, 2016. For further information regarding the Credit Facility and its amendment, see Note 3, "Debt, Capital Lease Obligations and Other Financing," and Note 14, "Subsequent Events" in Notes to Condensed Consolidated Financial Statements.
The financial covenants under the Credit Agreement require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of July 2, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus issued $175.0 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 2, 2016, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement. On July 5, 2016, we amended the Note Purchase Agreement; refer to Note 14, "Subsequent Events," for further information on the amendment to the Note Purchase Agreement.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 2, 2016 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2016	2017-2018	2019-2020	2021 and thereafter
Long-Term Debt Obligations (1,2)	$271.9	$3.0	$192.9	$76.0	$—
Capital Lease Obligations	3.2	0.8	2.2	0.2	—
Operating Lease Obligations	30.2	2.0	14.4	10.6	3.2
Purchase Obligations (3)	460.1	351.5	107.4	1.1	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	10.7	0.4	0.5	0.2	9.6
Other Long-Term Liabilities not on the Balance Sheet (5)	6.8	0.8	4.0	1.1	0.9
Other Financing Obligations (6)	13.3	0.4	3.0	3.2	6.7
Total Contractual Cash Obligations	$796.2	$358.9	$324.4	$92.4	$20.5

1)
Includes amounts outstanding under the Credit Facility. As of July 2, 2016, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," and Note 14, "Subsequent Events," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of July 2, 2016, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of July 2, 2016, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.4 million, as of July 2, 2016, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of July 2, 2016, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2015 annual report on Form 10-K. During the third quarter of fiscal 2016, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 2, 2016	July 4, 2015
Net sales	7.2%	7.4%
Total costs	12.7%	12.2%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 2, 2016, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows. We will continue to monitor developments related to the Brexit and their potential impact on the Company.
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
As of July 2, 2016, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.

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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2016, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds

The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 2, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
April 3, 2016 to April 30, 2016	52,125	$39.54	52,125	$12,201,384
May 1, 2016 to May 28, 2016	57,510	$42.32	57,510	$9,767,641
May 29, 2016 to July 2, 2016	60,720	$44.17	60,720	$157,085,773
Total	170,355	$42.13	170,355
* On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the three months ended July 2, 2016, the Company repurchased 170,355 shares for approximately $7.2 million, at an average price of $42.13 per share. These shares were recorded as treasury stock. On June 6, 2016, the Board of Directors approved an additional stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.

ITEM 6.    Exhibits

10.1	Form of Stock Option Agreement under the Plexus Corp. 2016 Omnibus Incentive Plan*
10.2	Form of Restricted Stock Unit Agreement under the Plexus Corp. 2016 Omnibus Incentive Plan*
10.3	Form of Stock Appreciation Rights Agreement under the Plexus Corp. 2016 Omnibus Incentive Plan*
10.4
Amendment No. 2, dated as of July 5, 2016, by and among Plexus Corp., the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, to the Credit Agreement, dated as of May 15, 2012, among Plexus Corp. and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, U.S. Bank National Association, as administrative agent, PNC Bank, National Association, as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Bank of America, N.A., BMO Harris Bank N.A., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and U.S. Bank National Association and PNC Capital Markets, LLC, as joint lead arrangers and joint bookrunners (including the related subsidiary guaranty) (the Credit Agreement, as amended, is included on Exhibit A-2 to Amendment No. 2) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 5, 2016).

10.5
Amendment No. 1, dated as of July 5, 2016, with respect to the Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 5, 2016).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Form of award agreement consistent with the terms of the 2016 Omnibus Incentive Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 8/8/16	/s/ Dean A. Foate
Dean A. Foate
Chairman, President and Chief Executive Officer

Date: 8/8/16	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer