Form 10-K
period 2016-10-01
PLEXUS CORP
filed 2016-11-18
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes         No    •
As of April 2, 2016, 33,267,319 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $39.45 closing sale price on that date, as reported on the NASDAQ Global Select Market) held by non-affiliates (excludes 445,438 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1.3 billion.
As of November 14, 2016, there were 33,514,710 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for 2017 Annual
Meeting of Shareholders	Part III

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
October 1, 2016

“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; potential economic weakness and other effects resulting from the June 2016 vote of the United Kingdom to exit the European Union; the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

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

We provide award-winning customer service to more than 140 branded product companies in the Healthcare/Life Sciences, Industrial/Commercial, Networking/Communications (renamed Communications beginning in fiscal 2017) and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and Aftermarket Services. To service the complexities that our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers’ products from concept to end of life.

Plexus is passionate about being the leading EMS company in the world at servicing mid-to-low volume, higher complexity customer programs, characterized by unique flexibility, technology, quality and regulatory requirements. To deliver on our strategy, we align our operations, processes, workforce and financial metrics to create:

•	A high performance, accountable organization with a talented workforce that is deeply passionate about driving growth through customer service excellence;

•	Strategic growth by using customer driven, sector based go-to-market strategies; and

•	Execution driven by a collaborative, customer centric culture that continuously evaluates and optimizes our business processes to strive to create shareholder value.

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

Our market sector teams help define Plexus' strategy for growth with a particular emphasis on expanding the value-added solutions we offer customers. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives us a business advantage.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital (“ROIC”) 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as "Economic Return." We review our internal calculation of WACC annually; for fiscal 2016 our WACC was 11.0% . We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and Economic Return, non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital (“ROIC”) and Economic Return" in Part II, Item 7. For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with many other technology pioneering start-ups or emerging companies that may or may not maintain manufacturing capabilities. As a result of serving market sectors that rely on advanced electronics technology, our business is influenced by critical technological trends such as the level and rate of development of wired and wireless telecommunications infrastructure, communications data and data bandwidth growth, and internet usage. In addition to prime technology advancements, key government and policy trends impact our business, including the U.S. Food and Drug Administration’s ("FDA") approval of new medical devices, defense procurement practices, and other government and regulatory processes. Plexus may benefit from increasing outsourcing trends. We provide most of our optimized solutions on a turnkey basis, and we procure some or all materials required for product assembly. We provide select services on a consignment basis, meaning the customer supplies the necessary materials and Plexus provides the labor and other services required for product assembly. In addition to manufacturing, turnkey service requires material procurement and warehousing and involves greater resource investments than consignment services. Other than certain test equipment, manufacturing equipment and software used for internal operations, we do not design or manufacture our own proprietary products.

Established in 1979 as a Wisconsin corporation, we have approximately 14,000 full-time employees, including approximately 3,100 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 22 active facilities, totaling approximately 3.3 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and Aftermarket Service needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, and after we electronically file or furnish all reports to the Securities and Exchange Commission (“SEC”), we provide online copies, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under “Investor Relations” at our website.

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

| Conceptualize | Design | Commercialize | Manufacture | Fulfill | Sustain |

Conceptualize. During the conceptualization phase, new product ideas are created and evaluated with both the customer's and Plexus' engineering teams. We closely collaborate with our customers to capture their new product vision and clarify requirements. Our industrial design team analyzes a product through the end user's eyes focusing on ergonomics, use case research, user interface, aesthetics and evaluation mockups. Upon completion of concept evaluations, the Plexus team prototypes what it believes to be the most promising designs, working concurrently with engineering, manufacturing and supply chain teams. Future phases ensure design intent is maintained, while realizing the final product solution.

Design. Plexus invests in the latest technology, design and automation tools to provide comprehensive design and value- engineering solutions. We engage with our customers in a variety of ways – from supporting a short-term expansion of their engineering design capabilities to collaborating on complex, turn-key product designs. Our disciplined approach and team structure enables significant project schedule flexibility via work-sharing across our organization. Product design includes, but is not limited to, the following solutions:

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

Manufacture. Plexus applies an optimized manufacturing approach, not a one-size-fits-all model. Our scalable manufacturing solutions create flexibility for our customers through tailored supply chain solutions. Our focus-factory model provides a dedicated team designed to drive success that places the customer at the center of operations. Plexus focuses exclusively on mid-to-low volume, higher-complexity programs that range from lower-level assemblies to finished electro-mechanical products. Our manufactured products typically fall into one of the following categories in our assembly spectrum:

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

Regulatory requirements. All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2008, and currently are transitioning to the ISO9001:2015 version. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements and similar regulatory requirements in other countries.

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2003	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
ANVISA accreditation	X
Environmental Standard ISO - 14001	X	X	X
Environmental Standard OSHAS 18001		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
Telecommunications Standard TL 9000	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
ATEX/IECEx certification		X	X
IRIS certification (Railway)		X

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2016, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

General Electric Company (“GE”), Micron Technology, Inc. (“Micron”) and ARRIS Group, Inc. (“Arris”) accounted for 11.1%, 10.4%, and 10.1% respectively, of our net sales during fiscal 2016. Arris and GE accounted for 12.6% and 10.6%, respectively, of our net sales in fiscal 2015, and 12.5% and 11.2%, respectively, of our net sales in fiscal 2014. Other than Arris and GE, and Micron in fiscal 2016, no other customer accounted for 10.0% or more of our net sales in the last three fiscal years.
Net sales to our largest customers may vary from time to time depending on the size and timing of customer program commencements, terminations, delays, modifications and transitions. We generally do not obtain firm, long-term purchase commitments from our customers. Customers' forecasts can and do change as a result of changes in their end-market demand and other factors, including global economic conditions. Any material change in forecasts or orders from these major accounts, or other customers, could materially affect our results of operations. The loss of any major customer could have a significant negative impact on our financial results. In addition, as our percentage of net sales to customers in a specific sector becomes larger relative to other sectors, we will become increasingly dependent upon the economic and business conditions affecting that sector. Many of our large customers contract with us through multiple independent divisions, subsidiaries, production facilities or locations. We believe that in most cases our sales to any one such division, subsidiary, facility or location are independent of sales to others.

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2016	2015	2014
Healthcare/Life Sciences	31%	28%	29%
Industrial/Commercial	30%	26%	25%
Networking/Communications	23%	32%	32%
Defense/Security/Aerospace	16%	14%	14%
Total net sales	100%	100%	100%

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

Social Responsibility
Plexus is committed to social responsibility throughout our global business operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s “Guidance on Social Responsibility” (ISO 26000) and standards established by the Electronics Industry Citizenship Coalition (the "EICC"). Plexus is a member of the EICC. Information about our corporate social responsibility efforts is available on our website at www.plexus.com/about-us/social-responsibility.

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

We employ approximately 14,000 full-time employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 230 and 650 of our employees are covered by union agreements in the United Kingdom and Mexico, respectively. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are generally positive and stable.

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
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for 58.8% of our net sales for the fiscal year ended October 1, 2016, and 56.1% of our net sales for the fiscal year ended October 3, 2015. During the fiscal years ended October 1, 2016 and October 3, 2015, there were three and two customers, respectively, that each represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. We have experienced from time to time, and in the future may experience, significant customer or program disengagements and the end of life of significant programs. Especially given our discrete number of customers, significant reductions in net sales to any of our major customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.
In addition, we focus our sales efforts on customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Economic, business or regulatory conditions that affect the sector, or the Company’s failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and pending changes in the structure of, the U.S. health care sector generally, including as a result of the Patient Protection and Affordable Care Act (the "Affordable Care Act").
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

From time to time, our customers, including formerly major customers, have been affected by merger and acquisition activity. While these transactions may present Plexus with opportunities to capture new business, they also create the risk that these customers will partially reduce their purchases or completely disengage from us as a result of transitioning such business to Plexus' competitors or deciding to manufacture the products internally.
Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.
We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, a significant amount of our cash balances are currently held outside of the U.S., with a particular concentration in Malaysia. We also purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

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

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the E.U. General Data Protection Regulation, applicable to companies with global operations

•	changes in the taxation of earnings both in the U.S. and in other countries

•	reputational risks related to, among other factors, varying standards and practices among countries

•	changes in duty rates

•	significant natural disasters and other events or factors impacting local infrastructure

•	the impact of the United Kingdom’s decision to exit from the European Union (“Brexit”)

•
the effects of other international political developments, such as embargoes, sanctions, boycotts, energy disruptions, trade agreements (including the proposed Trans-Pacific Partnership) and changes in trade policies (including as a result of the 2016 U.S. presidential election), and

•	regulatory requirements and potential changes to those requirements.

We continue to monitor our risk associated with foreign currency and have entered into limited forward contracts to address this risk. As our international operations expand, our failure to appropriately address foreign currency transactions or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows. In addition, developments affecting particular countries can adversely affect our ability to access cash or other assets held in such countries.
A significant portion of our operations currently occurs in, and cash balances are held in, the APAC region, particularly in Malaysia. The concentration of our operations, assets and profitability in that region exposes us to adverse developments, economic, political or otherwise, in those countries.
Changes in policies by the U.S. or other governments could negatively affect our operating results due to changes in duties, tariffs or taxes, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, our facility in Mexico operates under the Mexican Maquiladora ("IMMEX") program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements.
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

In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed, a reduction in customer demand can harm our operating results. Moreover, because our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources at any given time to meet all of our customers’ demands or to meet the requirements of a specific program, which could result in a loss of business from such customers.
We have a complex business model, and our failure to properly manage or execute on that model, as well as an inability to maintain our engineering, technological and manufacturing process expertise, could adversely affect our operations, financial results and reputation.
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
The complexity of our service model, which encompasses a broad range of services including conceptualization, design, commercialization, manufacturing, fulfillment and Aftermarket Services, often results in complex and challenging contractual obligations as well as commitments from us to our customers. If we fail to meet those obligations, it could result in claims against us or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.
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
Our engagement with new customers, as well as the addition of new programs or types of services (including expansion of our Aftermarket Services capabilities) for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating the customer’s, program’s or service’s fit with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks and rewards. The failure to make prudent engagement decisions or to establish appropriate terms of engagement could adversely affect our profitability and margins.
Also, there are inherent risks associated with the timing and ultimate realization of a new program’s or service’s anticipated revenue; these factors can sometimes extend for a significant period. Some new programs or services require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product or services on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s or service’s requirements, could result in lost financial opportunities and adversely affect our results of operations.
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

Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences or further developments affecting our deferred tax assets could adversely affect our results.
The Company’s effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions could have a material impact on our operating results. The Company’s effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities.
The Company’s taxable income in any jurisdiction is dependent upon the local taxing authority’s acceptance of our operational and intercompany transfer pricing practices as being at “arm’s length.” Due to inconsistencies among jurisdictions in the application of the arm’s length standard, the Company’s transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organisation for Economic Cooperation and Development (“OECD”) called the Base Erosion and Profit Shifting (“BEPS”) project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company’s income tax expense.
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
Expansion and consolidation, including the transfer of operations to larger facilities or acquisitions, can inherently include additional costs and start-up inefficiencies. In fiscal 2016, we ceased volume manufacturing at a facility in Livingston, Scotland and closed our Fremont, California facility, moving customer programs from those sites to other Plexus facilities. If we are unable to effectively manage our recent or future expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

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

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges, as we did in fiscal 2016 related to the actions discussed above and in fiscal 2015 and fiscal 2014 in connection with the replacement of facilities in the U.S. and Mexico.
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
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, as well as by purchasing insurance; however, these measures may be inadequate. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation.
Brexit and related negative developments in the European Union could adversely affect our business and financial results.
In June 2016, the United Kingdom voted to exit the European Union, which resulted in significant currency exchange rate fluctuations and volatility late in fiscal 2016. The British government is expected to commence negotiations related to the terms of Brexit. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect the Company, are unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries, disrupt the stability of the European Union generally, as well as create legal and global economic uncertainty. These and other potential implications could adversely affect the Company’s business and financial results.
In the Brexit referendum, Scotland voted to remain in the European Union, while England and Wales voted to exit. The disparity may renew the Scottish independence movement. Political issues and a potential breakup of the United Kingdom could create legal and economic uncertainty in the region and have a material adverse effect on the Company, which has operations in Scotland.
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
As a publicly-held company, we are subject to increasingly stringent laws, regulations and other requirements, including those affecting, among other areas, our accounting, internal controls, data protection, corporate governance practices, securities disclosures and reporting.
Governments worldwide are becoming increasingly aggressive in adopting and enforcing anti-corruption laws. The U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, among others, apply to us and our operations.
The Affordable Care Act significantly affects the provision of both health care services and benefits in the U.S. and is expected to impact our cost of providing our employees and retirees with health insurance or benefits, and may also impact various other aspects of our business.
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
In addition to government regulations and industry standards, our customers may require us to comply with their own social responsibility, conflict minerals, quality or other business policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations. The Company is a member of the EICC. The EICC is a non-profit coalition of electronics companies and establishes standards for its members in responsible and ethical practices in the areas of labor, environmental compliance, employee health and safety, ethics and social responsibility.
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
The products that we design or manufacture may be subject to liability or claims in the event that defects are discovered or alleged. We design and manufacture products to our customers’ specifications, many of which are highly complex, and produce products for industries, such as health care, defense and aerospace, that tend to have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design or manufacturing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.
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
Our industry is highly competitive. We compete against numerous providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of designing and manufacturing products internally and may choose to design or manufacture products themselves rather than outsource such activities. Consolidations and other changes in our industry may result in a changing competitive landscape.
Our competitors may:

•	respond more quickly than us to new or emerging technologies

•	have greater name recognition, critical mass and geographic and market presence

•	be better able to take advantage of acquisition opportunities

•	adapt more quickly to changes in customer requirements

•	have lower internal cost structures

•	have greater direct buying power with component suppliers, distributors and raw material suppliers

•	devote greater resources to the development, promotion and sale of their services and execution of their strategy, and

•	be better positioned to compete on price for their services.
Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or otherwise become increasingly competitive. Increased competition could result in significant price reductions, reduced sales and margins, or loss of market share.

Our services involve inventory risk.
Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer’s cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory and require customers to reimburse us for these items, we may not actually be reimbursed timely or be able to collect on these obligations. Excess or obsolete inventory, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.
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
From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees. For example, in September 2016, our Chief Executive Officer retired and was succeeded by our former Chief Operating Officer pursuant to a previously announced succession plan, and in October 2016, we appointed a new Chief Operating Officer. Transitions or other changes in responsibilities among officers and key employees, particularly those that are unplanned, inherently can cause disruptions to our business and operations, which could have an effect on our results.
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
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. For example, in late 2016, we suffered losses, primarily inventory-related, at our facility in Xiamen, China as a result of a typhoon. All facilities are subject to other natural or man-made disasters such as those related to global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
Although we have implemented policies and procedures with respect to physical security, we remain at risk of unauthorized access to our facilities and the possible unauthorized use or theft of inventory, information or other physical assets. If unauthorized persons gain physical access to our facilities, or our physical assets or information are stolen or used in an unauthorized manner (whether through outside theft or industrial espionage), we could be subject to, among other consequences, negative publicity, governmental inquiry and oversight, loss of government contracts, litigation by affected parties or other future financial obligations related to the loss, misuse or theft of our or our customers' data, inventory or physical assets, any of which could have a material adverse effect on our reputation and results of operations.
We may fail to secure or maintain necessary additional financing or capital.
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
Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. In fiscal 2016, we amended our revolving credit facility to increase its capacity by $35 million to $300 million, with the potential to increase capacity to $500 million with the approval of the lenders. In addition, we also have a receivables factoring program. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates, including LIBOR, increase. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new facilities, or through a combination of these methods.
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
We have previously grown, in part, through acquisitions and strategic arrangements. If we were to pursue future growth through acquisitions or similar transactions, this would involve significant risks that could have a material adverse effect on us. These risks include:
Operating risks, such as:

•	the inability to integrate successfully our acquired operations’ businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business’ customer programs, including the loss of customers and the cancellation of current or anticipated programs, and

•	the loss of key employees of acquired businesses.
Financial risks, such as:

•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the effect of potential volatility or weakness in our stock price on its use as consideration for acquisitions

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of goodwill and other intangible assets, and

•	the unforeseen liabilities of the acquired businesses.

Changes in financial accounting standards may significantly effect our financial condition or the way we conduct business.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create accounting policies. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. For example, significant changes to revenue recognition rules have been enacted and under current proposals will begin to apply to us in fiscal 2019. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material effect on our reported financial results or on the way we conduct business.

ITEM 1B.	UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease active facilities with approximately 3.3 million square feet of capacity. This includes approximately 1.5 million square feet in AMER, approximately 1.4 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our facilities as of October 1, 2016, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico	Manufacturing	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin (2)	Engineering	105,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Raleigh, North Carolina	Engineering	25,000	Leased
Louisville, Colorado	Engineering	24,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Xiamen, China (1)	Manufacturing	193,000	Leased
Hangzhou, China	Manufacturing	117,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	16,000	Leased

Other
Fremont, California (3)	Inactive	46,000	Leased

(1)	The facilities in Penang, Malaysia; Xiamen, China; and Buffalo Grove, Illinois include more than one building.

(2)
As previously announced, construction of a new Neenah Design Center, located across the street from Plexus’ Global Headquarters, is expected to be completed in fiscal 2017. During the fiscal 2016 fourth quarter, the current Neenah Design Center was sold and subsequently leased through the completion of construction of the new building.

(3)
In August 2016, Plexus closed the Fremont, California facility and transitioned customer programs to other facilities. The facility in Fremont, California is subleased and is no longer used in operations. The lease on this facility expires in fiscal 2020.

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
Market Price per Share
The Company’s common stock trades on the NASDAQ Stock Market in the NASDAQ Global Select Market tier (symbol: PLXS). The price information below represents high and low sale prices of our common stock for each quarterly period during fiscal 2016 and 2015:

Fiscal Year Ended October 1, 2016			Fiscal Year Ended October 3, 2015
	High	Low		High	Low
First Quarter	$41.62	$32.23	First Quarter	$42.79	$34.43
Second Quarter	$39.62	$28.72	Second Quarter	$42.27	$37.89
Third Quarter	$45.45	$37.73	Third Quarter	$46.14	$41.59
Fourth Quarter	$47.94	$41.55	Fourth Quarter	$43.20	$35.55
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the NASDAQ Stock Market Index for U.S. Companies and the NASDAQ Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 30, 2011, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

DOLLARS
240
220
200
180
160
140
120
100
80
60
40
2011
2012
2013
2014
2015
2016
Plexus
Nasdaq-US
Nasdaq-Electronics

	2011	2012	2013	2014	2015	2016
Plexus	$100	$134	$163	$167	$168	$207
NASDAQ-US	100	130	159	188	188	213
NASDAQ-Electronics	100	125	174	191	181	211

Shareholders of Record; Dividends
As of November 14, 2016, we had 478 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that in the foreseeable future the majority of earnings will be retained to finance the development of our business and our authorized share repurchases. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended October 1, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 3, 2016 to July 30, 2016	43,579	$44.66	43,579	$155,139,432
July 31, 2016 to August 27, 2016	53,017	46.07	53,017	$152,697,072
August 28, 2016 to October 1, 2016	58,071	46.44	58,071	$150,000,000
	154,667	$45.81	154,667
(1) On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. The Company repurchased 760,903 shares under this program for $30.0 million at an average price of $39.43 per share. These shares were recorded as treasury stock.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.

ITEM 6.	SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	October 1, 2016	October 3, 2015(5)	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	$2,556,004	$2,654,290	$2,378,249	$2,228,031	$2,306,732
Gross profit	227,359	239,550	225,569	213,185	219,913
Gross margin percentage	8.9%	9.0%	9.5%	9.6%	9.5%
Operating income (1)	99,439	115,436	100,607	96,623	104,159
Operating margin percentage	3.9%	4.3%	4.2%	4.3%	4.5%
Net income	76,427	94,332	87,213	82,259	62,089	(4)
Earnings per share (diluted)	$2.24	$2.74	$2.52	$2.36	$1.75	(4)
Cash Flow Statement Data
Cash flows provided by operations	$127,738	$76,572	$88,432	$207,647	$157,503
Capital equipment additions	31,123	35,076	65,284	108,122	63,697
Balance Sheet Data
Working capital	$782,911	$754,741	$683,524	$607,646	$619,934
Total assets (2)	1,765,819	1,691,760	1,601,920	1,444,201	1,406,495
Total debt obligations	262,509	261,806	266,414	261,347	270,422
Shareholders’ equity	916,797	842,272	781,133	699,301	649,022
Return on invested capital (3)	13.8%	14.0%	15.2%	14.0%	15.5%	(4)
Inventory turnover ratio	4.2x	4.3x	4.6x	5.1x	4.6x

(1)
During fiscal 2016, the Company recorded $7.0 million in restructuring and other charges and $5.2 million in selling and administrative expenses, which are included in operating income. The $7.0 million was largely related to the Company's closure of its manufacturing facility in Fremont, California, and the partial closure of its Livingston, Scotland facility. The $5.2 million was related to accelerated stock-based compensation expense recorded pursuant to the previously announced retirement agreement with the Company's former Chief Executive Officer. During fiscal 2015 and 2014 the Company recorded $1.7 million and $11.3 million, respectively, of restructuring and other charges, largely related to the Company's consolidation of its manufacturing facilities in Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico.

(2)
Prior year amounts have been updated to reflect the adoption of Accounting Standards Update ("ASU") No. 2015-17, which requires all deferred tax assets and deferred tax liabilities to be classified as non-current and ASU No. 2015-03, which requires unamortized debt issuance costs to be presented as a contra liability. The adoptions resulted in decreased total assets of $10.6 million, $7.1 million, $3.5 million and $5.0 million for fiscal 2015, 2014, 2013 and 2012, respectively. Refer to New Accounting Pronouncements in Note 1 - Description of Business and Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for further information.

(3)
The Company defines return on invested capital ("ROIC"), a non-GAAP financial measure, as tax-effected operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents, as discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Return on Invested Capital (“ROIC”) and Economic Return." For a reconciliation of ROIC and Economic Return to our financial statements that were prepared in accordance with GAAP, see Exhibit 99.1 to this annual report on Form 10-K.

(4)
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

(5)	Fiscal 2015 included 53 weeks. All other periods presented included 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We provide award-winning customer service to more than 140 branded product companies in the Healthcare/Life Sciences, Industrial/Commercial, Networking/Communications and Defense/Security/Aerospace market sectors. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and Aftermarket Services. To service the complexities that our customers' products demand, we utilize our Product Realization Value Stream, addressing our customers' products from concept to end of life.
The following information should be read in conjunction with our consolidated financial statements included herein and “Risk Factors” included in Part I, Item 1A herein.
RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for fiscal 2016, 2015 and 2014 (dollars in millions, except per share data):

	2016	2015*	2014
Net sales	$2,556.0	$2,654.3	$2,378.2
Cost of sales	2,328.6	2,414.7	2,152.7
Gross profit	227.4	239.6	225.6
Gross margin	8.9%	9.0%	9.5%
Operating income	99.4	115.4	100.6
Operating margin	3.9%	4.3%	4.2%
Net income	76.4	94.3	87.2
Diluted earnings per share	$2.24	$2.74	$2.52
Return on invested capital**	13.8%	14.0%	15.2%
Economic return**	2.8%	3.0%	4.2%
*Fiscal 2015 included 53 weeks, while all other periods presented included 52 weeks.
**Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Net sales for fiscal 2016 decreased $98.3 million, or 3.7%, as compared to fiscal 2015. The net sales decrease was primarily the result of a $247.4 million decrease in net sales in the Networking/Communications sector, which was partially offset by increased net sales of $88.7 million, $30.3 million and $30.1 million in the Industrial/Commercial, Defense/Security/Aerospace and Healthcare/Life Sciences sectors, respectively.
Net sales for fiscal 2015 increased $276.0 million, or 11.6%, as compared to fiscal 2014. The net sales increase was primarily the result of increases across all market sectors. The most significant net sales increases were from the Industrial/Commercial and Networking/Communications sectors, which increased by $102.0 million and $82.0 million, respectively.

Our net sales by market sector for fiscal 2016, 2015 and 2014 were as follows (in millions):

Market Sector	2016	2015	2014
Healthcare/Life Sciences	$780.3	$750.2	$697.3
Industrial/Commercial	774.2	685.5	583.5
Networking/Communications	597.1	844.5	762.5
Defense/Security/Aerospace	404.4	374.1	334.9
Total net sales	$2,556.0	$2,654.3	$2,378.2
Healthcare/Life Sciences. Net sales for fiscal 2016 in the Healthcare/Life Sciences sector increased $30.1 million, or 4.0%, as compared to fiscal 2015. The increase was primarily due to a $41.9 million increase in net sales due to the ramp of various new programs for several existing customers, $26.4 million from the ramp of production for three new customers and a net increase in end-market demand. Partially offsetting the increases were decreases in net sales of $20.3 million due to three customers bringing the manufacturing process for four programs in house, $7.0 million due to two customer disengagements and $5.5 million due to a product disengagement with a customer.
Net sales for fiscal 2015 in the Healthcare/Life Sciences sector increased $52.9 million, or 7.6%, as compared to fiscal 2014. The increase was primarily due to $39.6 million of new program ramps for one customer, increased end-market demand and new program ramps across several other customers in this sector. The increase was partially offset by a program loss for one customer, which resulted in a decrease of $14.6 million, and decreased net sales to several other customers as a result of program ramp downs and decreased end-market demand.
Industrial/Commercial. Net sales for fiscal 2016 in the Industrial/Commercial sector increased $88.7 million, or 12.9%, as compared to fiscal 2015. The increase was primarily due to ramps of production for a major customer, which resulted in increased net sales of $221.2 million. Partially offsetting the increase were decreases of $42.7 million related to the previously announced disengagement of a customer, $30.2 million that resulted from two customers revising their business models as a result of decreased end-market demand and $12.4 million due to pilot programs for three customers not transitioning into the production stage. The remaining decrease was due to decreased customer end-market demand, due in part to the downturn in the oil and gas markets.
Net sales for fiscal 2015 in the Industrial/Commercial sector increased $102.0 million, or 17.5%, as compared to fiscal 2014. The increase was primarily due to a $45.6 million increase in net sales to a new customer in fiscal 2015, a $36.8 million increase related to new programs with existing customers, a $24.4 million increase related to new customers secured in fiscal 2014 that ramped in fiscal 2015, and several other customers with increased end-market demand. These increases were partially offset by a $22.1 million decrease due to the disengagement of a customer as a result of the inability to reach contractual terms, and several other customers with decreased end-market demand.
Networking/Communications. Net sales for fiscal 2016 in the Networking/Communications sector decreased $247.4 million, or 29.3%, as compared to fiscal 2015. The reduction in net sales was primarily driven by a $90.7 million decrease in net sales due to a previously announced program disengagement, a $75.8 million decrease in net sales to another customer that resulted from decreased end-market demand for one of its products and a $29.2 million decrease due to the disengagement of a customer. Overall decreased end-market demand drove the remaining reduction in net sales during the year. Partially offsetting the decreases was a $10.2 million increase in net sales due to the ramp of production of new programs for two existing customers.
Net sales for fiscal 2015 in the Networking/Communications sector increased $82.0 million, or 10.8%, as compared to fiscal 2014. The change was primarily the result of a $50.1 million increase in net sales to a key customer as a result of increased end-market demand, a $36.1 million increase in net sales from one of our largest customers as a result of new product ramps and expansion of its end-market demand, and a $16.0 million increase related to a new customer. Additionally, five customers' net sales increased $37.5 million, in aggregate, primarily as a result of increased end-market demand as well as new program ramps. These increases were partially offset by a $19.8 million decrease due to a customer that experienced softening in its end-market demand, a $10.6 million decrease related to a customer disengagement and several other customers with decreased end-market demand.
Defense/Security/Aerospace. Net sales for fiscal 2016 in the Defense/Security/Aerospace sector increased $30.3 million, or 8.1%, as compared to fiscal 2015. The improvement was primarily attributable to increased net sales of $43.2 million that resulted from the ramp of production of new programs for several existing customers. These increases were partially offset by a decrease of $6.9 million due to program disengagements with two customers as well as a net decrease in customer end-market demand.

Net sales for fiscal 2015 in the Defense/Security/Aerospace sector increased $39.2 million, or 11.7%, as compared to fiscal 2014. The increase was primarily driven by new program ramps and increased end-market demand spread among multiple customers.
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for fiscal 2016, 2015 and 2014, were as follows:

	2016	2015	2014
General Electric Company (“GE”)	11.1%	10.6%	11.2%
Micron Technology, Inc. (“Micron”)	10.4%	*	*
ARRIS Group, Inc. (“Arris”)	10.1%	12.6%	12.5%
Top 10 customers	58.8%	56.1%	55.1%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
Cost of sales. Cost of sales for fiscal 2016 decreased $86.1 million, or 3.6%, as compared to fiscal 2015. Cost of sales is comprised primarily of material and component costs, labor costs, and overhead. During fiscal 2016 and 2015, approximately 90.0% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 88.0% of these costs were related to material and component costs. As a result of using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally results in an immaterial impact on gross profit. Therefore, as expected, the decrease in cost of sales of 3.6% as compared to fiscal 2015 was generally in line with the 3.7% decrease in net sales. Cost of sales decreased slightly less than the decrease in net sales primarily due to a $2.9 million increase in cost of sales that resulted from losses sustained from a typhoon that impacted the Company's manufacturing facilities in Xiamen, China during the fiscal 2016 fourth quarter.
Cost of sales for fiscal 2015 increased $262.1 million, or 12.2%, as compared to fiscal 2014. The increase in cost of sales of 12.2% was generally in line with the 11.6% increase in net sales. The increase in cost of sales as compared to the net sales increase in fiscal 2015 was primarily due to increased salary and wages expense in a Defense/Security/Aerospace focus factory resulting from additional direct and fixed labor resources in our cost structure to improve quality and delivery for some of our customers. Direct labor costs increased by $1.8 million in fiscal 2015 due in large part to the employee mix shifting from temporary to permanent labor resources. In fiscal 2015, we also incurred an additional $1.7 million in consulting fees to bring temporary, experienced quality inspectors in to enhance our manufacturing processes. Finally, an additional $4.5 million of fixed labor resources were added throughout fiscal 2015 to provide support for manufacturing and quality control for the more complex assemblies and processes in the sector.
Gross profit. Gross profit for fiscal 2016 decreased $12.2 million, or 5.1%, as compared to fiscal 2015. Gross margin decreased 10 basis points as compared to fiscal 2015. The primary driver of the decreases in gross profit and gross margin as compared to fiscal 2015 was the decrease in net sales and the $2.9 million increase in cost of sales due to the typhoon-related losses previously discussed.
Gross profit for fiscal 2015 increased $14.0 million, or 6.2%, as compared to fiscal 2014. Gross profit increased $28.4 million primarily as a result of increased sales. This was partially offset by a $14.4 million increase in fixed costs primarily in the AMER region as a result of continued investments in our then-new manufacturing facilities in Neenah, Wisconsin and Guadalajara, Mexico and costs incurred related to production process constraints in a Defense/Security/Aerospace focus factory. Gross margin decreased to 9.0% from 9.5%. The largest driver of the decrease in gross margin percentage from fiscal 2014 to fiscal 2015 was a lower net parts contribution margin and lower labor contribution margin due to increased labor expenses previously discussed. These decreases were partially offset by lower fixed costs as a percentage of net sales that resulted primarily from better leveraged fixed costs.
Operating income. Operating income for fiscal 2016 decreased $16.0 million as compared to fiscal 2015 as a result of the decrease in gross profit previously discussed and a $5.3 million increase in restructuring and other charges, partially offset by a $1.5 million reduction in selling and administrative expenses ("S&A"). Restructuring and other charges were higher in fiscal 2016 largely due to the closure of our manufacturing facility in Fremont, California and the partial closure of our Livingston, Scotland facility to align with reduced end-market demand. The reduction in S&A resulted from a $6.4 million decrease in variable compensation expense, which was partially offset by a $5.4 million increase in stock-based compensation expense primarily due to $5.2 million of accelerated stock-based compensation expense related to modifications of awards held by the Company's former President and Chief Executive Officer in connection with his retirement. Operating margin decreased to 3.9% in fiscal 2016 from 4.3% in fiscal 2015.

Operating income for fiscal 2015 increased $14.8 million as compared to fiscal 2014 as a result of the increase in gross profit previously discussed and a $9.6 million decrease in restructuring and other charges, which were higher in fiscal 2014 because they largely related to the consolidation of manufacturing facilities in Wisconsin, and the relocation of manufacturing operations from Juarez, Mexico to Guadalajara. This was partially offset by an $8.7 million increase in S&A primarily due to increased variable compensation expense, higher compensation expense due to increased headcount and an increase in professional services expense. Operating margin increased to 4.3% for fiscal 2015 from 4.2% for fiscal 2014.
Other income (expense). Other expense for fiscal 2016 increased $2.9 million as compared to fiscal 2015. The increase in other expense for fiscal 2016 was primarily the result of a $3.0 million increase in foreign exchange losses that resulted from foreign exchange volatility.
Other expense for fiscal 2015 increased $1.9 million as compared to fiscal 2014. The increase in other expense for fiscal 2015 was primarily the result of a $1.7 million increase in interest expense due to higher average borrowings, a $0.8 million increase in miscellaneous expense due to fiscal 2014 having benefited from a favorable non-recurring accrual related to the termination of an agreement for additional land in Hangzhou, China, and an additional $1.4 million increase in other miscellaneous expenses. This was partially offset by a $1.4 million increase in foreign exchange gains and a $0.6 million increase in interest income due to an increase of cash and cash equivalents.
Income taxes. Income tax expense and effective annual income tax rates for fiscal 2016, 2015 and 2014 were as follows (dollars in millions):

	2016	2015	2014
Income tax expense	$11.0	$12.0	$6.1
Effective annual tax rate	12.6%	11.3%	6.5%
Income tax expense for fiscal 2016 was $11.0 million compared to $12.0 million for fiscal 2015 and $6.1 million for fiscal 2014. The Company's annual effective tax rates vary from the U.S. statutory rate of 35.0% primarily as a result of the mix of earnings from U.S. and foreign jurisdictions and a tax holiday granted to a subsidiary located in the APAC region where the Company derives a significant portion of its earnings. The effective tax rate for fiscal 2016 was higher than the effective tax rate for fiscal 2015 primarily as a result of the overall decrease in income before taxes in jurisdictions where the Company does not pay taxes. The effective tax rate for fiscal 2015 was higher than the effective rate for fiscal 2014 primarily as a result of the geographic distribution of worldwide earnings and tax benefits of $3.8 million primarily due to the lapse of statute of limitations related to certain U.S. tax examinations during fiscal 2014.
During fiscal 2016, the Company repatriated $100.0 million of current year foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The repatriation does not impact the permanently reinvested assertions made by the Company regarding prior period foreign earnings as the remittance was distributed exclusively from current year foreign earnings. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. The Company does not anticipate a similar repatriation in the foreseeable future.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region until December 31, 2013, when it expired under the terms of the Company's agreement with the local taxing authority. In fiscal 2016, 2015 and 2014, these holidays resulted in tax reductions of approximately $27.1 million ($0.81 per basic share), $29.9 million ($0.89 per basic share), and $24.1 million ($0.71 per basic share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding the Company's tax rate.
The annual effective tax rate for fiscal 2017 is expected to be approximately 9.0% to 11.0%.
Net Income. Net income for fiscal 2016 decreased $17.9 million, or 19.0%, to $76.4 million from fiscal 2015. Net income decreased primarily as a result of decreased gross profit, increased restructuring and other charges and increased foreign exchange losses, partially offset by decreases in S&A and income tax expense, as discussed previously.
Net income for fiscal 2015 increased $7.1 million, or 8.2%, to $94.3 million from fiscal 2014. Net income increased primarily as a result of increased gross profit and lower restructuring and other charges, partially offset by increases in S&A, interest expense and income tax expense, as discussed previously.

Diluted earnings per share. Diluted earnings per share decreased to $2.24 in fiscal 2016 from $2.74 in fiscal 2015 primarily as a result of decreased net income. This was partially offset by the positive impact of fewer weighted average outstanding shares in fiscal 2016 due to our common stock repurchase program. See Note 13, "Shareholders' Equity," in Notes to the Consolidated Financial Statements for information regarding the Company's stock repurchase programs.
Diluted earnings per share increased to $2.74 for fiscal 2015 from $2.52 for fiscal 2014 primarily as a result of increased net income. Further improvement was attributable to the positive impact of fewer weighted average outstanding shares in fiscal 2015 due to our common stock repurchase program.
Return on Invested Capital (“ROIC”) and Economic Return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 500 basis points over our weighted average cost of capital (“WACC”), which we refer to as “Economic Return,” and a 4.7% to 5.0% operating margin target. Our primary focus is on our Economic Return goal of 5.0%, which is designed to create shareholder value and generate sufficient cash to self-fund our targeted organic revenue growth rate of 12.0%. ROIC and Economic Return are non-GAAP financial measures.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling five-quarter period for the fiscal year. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
We review our internal calculation of WACC annually. Our WACC was 11.0% for fiscal years 2016, 2015 and 2014. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 13.8%, 14.0%, and 15.2% for fiscal 2016, 2015 and 2014, respectively, and was calculated excluding special items of $15.1 million for fiscal 2016 related to accelerated stock-based compensation expense due to the retirement of our former President and Chief Executive Officer, typhoon-related losses and restructuring and other charges. Fiscal 2015 and 2014 ROIC was calculated excluding $1.7 million and $11.3 million of restructuring and other charges, respectively. Fiscal 2016 ROIC of 13.8% reflects an Economic Return of 2.8%, based on our weighted average cost of capital of 11.0%.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	2016	2015	2014
Adjusted operating income (tax effected)	$102.0	$104.2	$101.8
Average invested capital	740.0	745.6	669.7
After-tax ROIC	13.8%	14.0%	15.2%
WACC	11.0%	11.0%	11.0%
Economic Return	2.8%	3.0%	4.2%

REPORTABLE SEGMENTS
A further discussion of our fiscal 2016, 2015 and 2014 financial performance by reportable segment is presented below (in millions):

	2016	2015	2014
Net sales:
AMER	$1,328.8	$1,389.0	$1,238.2
APAC	1,161.9	1,285.9	1,132.5
EMEA	170.4	140.3	115.9
Elimination of inter-segment sales	(105.1)	(160.9)	(108.4)
Total net sales	$2,556.0	$2,654.3	$2,378.2
Operating income (loss):
AMER	$64.9	$68.6	$79.2
APAC	155.5	160.2	135.5
EMEA	(3.7)	(8.1)	(11.9)
Corporate and other costs	(117.3)	(105.3)	(102.2)
Total operating income	$99.4	$115.4	$100.6
AMER. Net sales for fiscal 2016 in the AMER segment decreased $60.2 million, or 4.3%, as compared to fiscal 2015, primarily due to decreased net sales of $75.8 million with a customer that resulted from decreased end-market demand for one of its products, $42.7 million due to a previously announced customer disengagement and $29.2 million due to the disengagement of a customer. The remaining reduction in net sales resulted from decreases of: $17.4 million due to two customers bringing the manufacturing process of three programs in house; $12.4 million due to pilot programs for three customers not transitioning into the production stage; $5.5 million due to a product disengagement with one customer; and a net overall decrease in customer end-market demand. Partially offsetting these decreases were increased net sales of $187.3 million due to the ramp of production for a major customer, $59.8 million from the ramp of various new programs for several existing customers and $10.4 million due to the ramp of production for a new customer. Operating income for fiscal 2016 decreased $3.7 million, or 5.4%, as compared to fiscal 2015, driven primarily by decreased net sales. The impact of the net sales decrease was partially offset by a positive change in customer mix due in part to decreased net sales to lower margin customers that resulted from two customer disengagements.
Net sales for fiscal 2015 in the AMER segment increased $150.8 million, or 12.2%, as compared to fiscal 2014, primarily due to a then-new Industrial/Commercial sector customer that ramped during fiscal 2015, which contributed $45.6 million in sales, and a $37.2 million increase in net sales from a customer in the Networking/Communications sector as a result of new product ramps and expansion of its end-market demand. The remainder of the increase was a result of increased end-market demand and new product ramps for several of our larger customers across the Industrial/Commercial and Healthcare/Life Sciences sectors. These increases were partially offset by the disengagement of a customer due to the inability to reach contractual terms, which resulted in a $22.1 million decrease. There was also a $19.8 million decrease due to a customer that experienced softening in its end-market demand, a $14.6 million decrease due to the loss of a customer program, and softening end-market demand for several customers, particularly in the Networking/Communications sector. During fiscal 2015, production of a Healthcare/Life Sciences customer was transferred from the AMER segment to the APAC segment, which resulted in a decrease of $8.4 million (sales to this customer increased by $47.0 million in the APAC segment, as noted below). Operating income for fiscal 2015 decreased $10.6 million from fiscal 2014 primarily due to continued investments in our new manufacturing facilities in Neenah and Guadalajara and costs related to production process constraints in a focus factory for our Defense/Security/Aerospace sector, partially offset by the impact of the increase in net sales.
APAC. Net sales for fiscal 2016 in the APAC segment decreased $124.0 million, or 9.6%, as compared to fiscal 2015. The reduction in net sales was primarily driven by a $90.7 million decrease in net sales due to a previously announced program disengagement. Net sales also declined by $30.2 million due to two customers revising their business models as a result of decreased end-market demand and $7.0 million due to two customer disengagements. The remaining decrease in net sales was due to a net decrease in customer end-market demand. These decreases were partially offset by increased net sales of $76.5 million from the ramp of new programs for three existing customers and $19.4 million from the ramp of production for two new customers. Operating income decreased $4.7 million in fiscal 2016 as compared to fiscal 2015, primarily as a result of the decrease in net sales. The impact of the decrease in net sales was partially offset by a positive shift in net sales mix, partially due to a previously announced program disengagement, and a $4.7 million decrease in fixed manufacturing expenses due to cost saving initiatives.

Net sales for fiscal 2015 in the APAC segment increased $153.4 million, or 13.5%, as compared to fiscal 2014. Net sales increased in all market sectors with the most significant increase in the Networking/Communications sector, including a combined $62.8 million increase for three customers as a result of increased end-market demand and an aggregate $23.9 million increase related to program ramps for two customers. In addition, net sales to one of our largest customers in the Healthcare/Life Sciences sector increased by $47.0 million. Operating income increased $24.7 million in fiscal 2015 as compared to fiscal 2014, primarily as a result of the increase in net sales as fixed manufacturing expenses and S&A for the segment were relatively stable in fiscal 2015 as compared to 2014.
EMEA. Net sales for fiscal 2016 in the EMEA segment increased $30.1 million, or 21.5%, as compared to fiscal 2015, primarily due to a $30.3 million increase in net sales due to the ramp of production of various new programs with several existing customers and $5.0 million from the ramp of production for a new customer. This was partially offset by a $3.8 million decrease as a result of a customer bringing the manufacturing of a program in house. The remaining decrease in net sales was due to a net decrease in customer end-market demand. Operating loss decreased $4.4 million in fiscal 2016 as compared to fiscal 2015 primarily due to the impact of the net sales increase, while fixed costs remained relatively flat.
Net sales for fiscal 2015 in the EMEA segment increased $24.4 million, or 21.1%, as compared to fiscal 2014, primarily due to a combined increase of $18.7 million from three new customers, a $7.3 million increase to a Networking/Communications customer due to improved end-market demand and new product ramps, and increased end-market demand for several other customers. This was partially offset by a $7.2 million decrease as a result of end of life products along with the effects of decreased end-market demand for several other customers. Operating loss decreased $3.8 million in fiscal 2015 as compared to fiscal 2014 primarily due to the increase in net sales and improved profitability for engineering-related services.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents were $433.0 million as of October 1, 2016 as compared to $357.1 million as of October 3, 2015.
As of October 1, 2016, 95.7% of our cash and cash equivalents balances were held outside of the U.S. by our foreign subsidiaries. Certain foreign countries impose taxes and overall penalties on transfers of cash. While our intent has been to permanently reinvest the funds held in these countries, from time to time we review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. During fiscal 2016, the Company repatriated $100.0 million of current year foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The repatriation does not impact the permanently reinvested assertions made by the Company regarding prior period foreign earnings as the remittance was distributed exclusively from current year foreign earnings. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. The Company does not anticipate a similar repatriation in the foreseeable future. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The following table provides a summary of cash flows for fiscal 2016, 2015 and 2014, excluding the effect of exchange rates on cash and cash equivalents (in millions):

	2016	2015	2014
Cash provided by operating activities	$127.7	$76.6	$88.4
Cash used in investing activities	$(26.5)	$(34.7)	$(62.6)
Cash used in financing activities	$(21.3)	$(26.2)	$(21.0)
Operating Activities. Cash flows provided by operating activities were $127.7 million for fiscal 2016, as compared to $76.6 million for fiscal 2015. The improvement was primarily due to increased working capital requirements in fiscal 2015 due to the increase in net sales. This was partially offset by the larger increase in cash flows received for customer deposits in fiscal 2015 (discussed below) and the decrease in earnings in fiscal 2016.
Cash flows provided by operating activities were $76.6 million for fiscal 2015, as compared to cash flows provided by operating activities of $88.4 million for fiscal 2014. The decrease was primarily attributable to a significant increase in accounts payable for fiscal 2014 and an increase in net sales to customers with longer payment terms, which resulted in higher accounts receivable balances at the end of fiscal 2015. This was partially offset by improvement in cash flows used for inventory as fiscal 2014 had a significant inventory increase due to the timing of our inventory build to support forecasted sales in the first quarter of fiscal 2015, coupled with an increase in customer deposits and improved earnings in fiscal 2015.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	October 1, 2016	October 3, 2015	September 27, 2014
Days in accounts receivable	58	53	44
Days in inventory	87	85	80
Days in accounts payable	(61)	(60)	(60)
Days in cash deposits	(13)	(12)	(8)
Annualized cash cycle	71	66	56
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
Days in accounts receivable for the three months ended October 1, 2016 increased five days compared to the three months ended October 3, 2015. The increase is primarily attributable to increased net sales to customers with longer payment terms and the timing of payments.

Days in inventory for the three months ended October 1, 2016 increased two days compared to the three months ended October 3, 2015. The increase is primarily driven by the decrease in annualized cost of sales due primarily to the decrease in net sales and relatively flat inventory levels as a result of demand reductions late in the fourth quarter, which did not allow inventory to decrease by year end in line with the net sales decrease.
Days in accounts payable for the three months ended October 1, 2016 increased one day compared to the three months ended October 3, 2015. The increase is primarily driven by the decrease in annualized cost of sales due primarily to the decrease in net sales and the timing of purchases.
Days in cash deposits for the three months ended October 1, 2016 increased one day compared to the three months ended October 3, 2015. The increase was primarily attributable to an increase in customer deposits primarily due to a deposit received from one customer to offset on-hand inventory.
As of October 1, 2016 annualized cash cycle days increased five days compared to October 3, 2015 due to the factors discussed above.
Free Cash Flow. We define free cash flow (“FCF”), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $96.6 million for fiscal 2016 compared to $41.5 million for fiscal 2015. The increase of $55.1 million was primarily attributable to the increase in cash provided by operating activities described above and the reduction in capital expenditures.
Non-GAAP financial measures, including FCF, are used for internal management assessments because such measures provide additional insight to investors into ongoing financial performance. In particular, we provide FCF because we believe it offers insight into the metrics that are driving management decisions. We view FCF as an important financial metric as it demonstrates our ability to generate cash and can allow us to pursue opportunities that enhance shareholder value. FCF is a non-GAAP financial measure that should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with GAAP.
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2016	2015	2014
Cash flows provided by operating activities	$127.7	$76.6	$88.4
Payments for property, plant and equipment	(31.1)	(35.1)	(65.3)
Free cash flow	$96.6	$41.5	$23.1
Investing Activities. Cash flows used in investing activities were $26.5 million for fiscal 2016 compared to $34.7 million for fiscal 2015. The reduction was due to a $4.0 million decrease in capital expenditures and a $4.2 million increase in proceeds received from the sale of property, plant and equipment, primarily related to the sale of our engineering facility in Neenah, Wisconsin.
Cash flows used in investing activities were $34.7 million for fiscal 2015 compared to $62.6 million for fiscal 2014. The reduction was due to a $30.2 million decrease in capital expenditures primarily related to our facility investment for Guadalajara during fiscal 2014.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2016. We currently estimate capital expenditures for fiscal 2017 will be approximately $50 million to $60 million.
Financing Activities. Cash flows used in financing activities were $21.3 million for fiscal 2016 compared to $26.2 million for fiscal 2015. The decrease was primarily attributable to the $5.0 million increase in proceeds received from increased stock option exercise activity during fiscal 2016.
Cash flows used in financing activities were $26.2 million for fiscal 2015 compared to $21.0 million for fiscal 2014. The increase was primarily attributable to reduced proceeds from stock option exercises during fiscal 2015.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. We will repurchase shares subject to market conditions.
On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. The Company repurchased 760,903 shares under this program for $30.0 million, at an average price of $39.43 per share, during fiscal 2016. These shares were recorded as treasury stock.
On August 13, 2014, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. During fiscal 2015, the Company repurchased 745,227 shares under this program for $30.0 million, at an average price of $40.26 per share. These shares were recorded as treasury stock.
On July 5, 2016, the Company entered into an amendment to the credit agreement (the "Credit Agreement") related to its senior unsecured credit facility (the "Credit Facility"). The amendment increased the maximum commitment under the Credit Facility from $265 million to $300 million, provides a potential additional $200 million increase in borrowing capacity to $500 million with the approval of the lenders, and extended the termination date of the facility from May 15, 2019, to July 5, 2021.
Consistent with the terms of the Credit Facility prior to its amendment, borrowings under the Credit Facility as amended bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of October 1, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.648%). As of October 1, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 5, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of October 1, 2016. During fiscal 2016, the highest daily borrowing was $232.0 million, the average daily borrowings were $188.6 million, and the Company borrowed and repaid $625.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of October 1, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus issued $175.0 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of October 1, 2016, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
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
On October 4, 2016, the Company entered into a Master Accounts Receivable Purchase Agreement (the “RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Purchaser”). Pursuant to the RPA, the Company, Plexus Malaysia and one or more additional Plexus subsidiaries that may be designed in the future (each, a “Seller”) may sell to the Purchaser up to an aggregate of $100.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed upon discount. The facility represented by the RPA is non-committed, meaning that the Company and each other Seller acknowledge that they have not paid a commitment or comparable fee to the Purchaser, and that the Purchaser does not have a continuing obligation to purchase any receivable from any Seller. The Purchaser will pay an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS

Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of October 1, 2016 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-Term Debt Obligations (1,2)	$266.0	$84.8	$181.2	$—	$—
Capital Lease and Other Short-Term Debt Obligations	5.2	3.5	1.4	0.3	—
Operating Lease Obligations	29.3	8.5	12.1	7.9	0.8
Purchase Obligations (3)	482.1	473.2	7.7	1.2	—
Other Long-Term Liabilities on the Balance Sheet (4)	11.5	0.5	0.3	—	10.7
Other Long-Term Liabilities not on the Balance Sheet (5)	7.6	3.5	0.2	1.1	2.8
Other financing obligations (6)	12.9	1.5	3.1	3.2	5.1
Total Contractual Cash Obligations	$814.6	$575.5	$206.0	$13.7	$19.4

1)
Includes amounts outstanding under the Credit Facility. As of October 1, 2016, the outstanding balance was $75.0 million. The amounts listed above include interest; see Note 4 in Notes to Consolidated Financial Statements for further information.

2)	Includes $175.0 million in principal amount of Notes. The amounts listed above include interest; see Note 4 in Notes to Consolidated Financial Statements for further information.

3)	As of October 1, 2016, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)
As of October 1, 2016, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.8 million, as of October 1, 2016, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

5)
As of October 1, 2016, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)
Includes future minimum payments under the base lease agreement in Guadalajara, Mexico. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034. See Note 3 in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements. During fiscal 2016, there were no material changes to these policies. Our more critical accounting estimates are described below:
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2016	2015	2014
Net Sales	8%	7%	7%
Total Costs	13%	12%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of October 1, 2016, a 10.0 percent change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of October 1, 2016, our only material interest rate risk is associated with our Credit Facility, which had an outstanding balance of $75 million. As of the end of fiscal 2016, through the use of interest rate swaps, as described above, we fixed the basis on which we pay interest with a $75 million notional amount of interest rate swap contracts, and the borrowings under the Notes are based on a fixed interest rate, thus eliminating much of our interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
October 1, 2016

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries at October 1, 2016 and October 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016.

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
November 18, 2016

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014
(in thousands, except per share data)

	2016	2015	2014
Net sales	$2,556,004	$2,654,290	$2,378,249
Cost of sales	2,328,645	2,414,740	2,152,680
Gross profit	227,359	239,550	225,569
Selling and administrative expenses	120,886	122,423	113,682
Restructuring and other charges	7,034	1,691	11,280
Operating income	99,439	115,436	100,607
Other income (expense):
Interest expense	(14,635)	(13,964)	(12,295)
Interest income	4,242	3,499	2,934
Miscellaneous	(1,652)	1,324	2,079
Income before income taxes	87,394	106,295	93,325
Income tax expense	10,967	11,963	6,112
Net income	$76,427	$94,332	$87,213
Earnings per share:
Basic	$2.29	$2.81	$2.58
Diluted	$2.24	$2.74	$2.52
Weighted average shares outstanding:
Basic	33,374	33,618	33,785
Diluted	34,098	34,379	34,655
Comprehensive income:
Net income	$76,427	$94,332	$87,213
Other comprehensive income (loss):
Derivative instrument fair value adjustment - net of income taxes	8,967	(11,223)	1,565
Foreign currency translation adjustments	(14,035)	(13,830)	(3,220)
Other comprehensive loss	(5,068)	(25,053)	(1,655)
Total comprehensive income	$71,359	$69,279	$85,558
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of October 1, 2016 and October 3, 2015
(in thousands, except per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$432,964	$357,106
Accounts receivable, net of allowances of $2,368 and $879, respectively	416,888	384,680
Inventories	564,131	569,371
Prepaid expenses and other	19,364	22,882
Total current assets	1,433,347	1,334,039
Property, plant and equipment, net	291,225	317,351
Deferred income taxes	4,834	4,657
Other	36,413	35,713
Total non-current assets	332,472	357,721
Total assets	$1,765,819	$1,691,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$78,507	$3,513
Accounts payable	397,200	400,710
Customer deposits	84,637	81,359
Accrued salaries and wages	41,806	49,270
Other accrued liabilities	48,286	44,446
Total current liabilities	650,436	579,298
Long-term debt and capital lease obligations, net of current portion	184,002	258,293
Other liabilities	14,584	11,897
Total non-current liabilities	198,586	270,190
Total liabilities	849,022	849,488
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,272 and 50,554 shares issued, respectively, and 33,457 and 33,500 shares outstanding, respectively	513	506
Additional paid-in capital	530,647	497,488
Common stock held in treasury, at cost, 17,815 and 17,054 shares, respectively	(539,968)	(509,968)
Retained earnings	937,144	860,717
Accumulated other comprehensive loss	(11,539)	(6,471)
Total shareholders’ equity	916,797	842,272
Total liabilities and shareholders’ equity	$1,765,819	$1,691,760

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, September 28, 2013	33,600	$492	$449,368	$(449,968)	$679,172	$20,237	$699,301
Net income	—	—	—	—	87,213	—	87,213
Other comprehensive income	—	—	—	—	—	(1,655)	(1,655)
Treasury shares purchased	(733)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	12,970	—	—	—	12,970
Exercise of stock options, including tax benefits	786	8	13,296	—	—	—	13,304
Balances, September 27, 2014	33,653	500	475,634	(479,968)	766,385	18,582	781,133
Net income	—	—	—	—	94,332	—	94,332
Other comprehensive loss	—	—	—	—	—	(25,053)	(25,053)
Treasury shares purchased	(745)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	13,252	—	—	—	13,252
Exercise of stock options, including tax benefits	592	6	8,602	—	—	—	8,608
Balances, October 3, 2015	33,500	506	497,488	(509,968)	860,717	(6,471)	842,272
Net income	—	—	—	—	76,427	—	76,427
Other comprehensive loss	—	—	—	—	—	(5,068)	(5,068)
Treasury shares purchased	(761)	—	—	(30,000)	—	—	(30,000)
Stock-based compensation expense	—	—	19,341	—	—	—	19,341
Exercise of stock options, including tax benefits	718	7	13,818	—	—	—	13,825
Balances, October 1, 2016	33,457	513	$530,647	$(539,968)	$937,144	$(11,539)	$916,797

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities
Net income	$76,427	$94,332	$87,213
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	47,414	48,378	47,261
Amortization of intangibles	—	—	603
Amortization of deferred financing fees	405	304	334
Loss on sale of property, plant and equipment	1,215	123	183
Asset impairment charges	—	—	3,160
Deferred income tax net benefit	(330)	(597)	(1,653)
Stock-based compensation expense	19,341	13,252	12,970
Changes in operating assets and liabilities:
Accounts receivable	(36,990)	(64,876)	(19,426)
Inventories	(785)	(48,202)	(122,611)
Other current and noncurrent assets	2,913	6,398	(1,742)
Accounts payable	5,839	5,283	90,320
Customer deposits	4,466	25,843	(13,130)
Other current and noncurrent liabilities	7,823	(3,666)	4,950
Cash flows provided by operating activities	127,738	76,572	88,432
Cash flows from investing activities
Payments for property, plant and equipment	(31,123)	(35,076)	(65,284)
Proceeds from sales of property, plant and equipment	4,607	407	2,717
Cash flows used in investing activities	(26,516)	(34,669)	(62,567)
Cash flows from financing activities
Borrowings under credit facility	625,000	483,000	281,000
Payments on debt and capital lease obligations	(629,571)	(487,811)	(285,263)
Debt issuance costs	(545)	—	—
Repurchases of common stock	(30,000)	(30,000)	(30,000)
Proceeds from exercise of stock options	16,407	11,380	14,869
Minimum tax withholding related to vesting of restricted stock	(2,582)	(2,772)	(1,565)
Cash flows used in financing activities	(21,291)	(26,203)	(20,959)
Effect of exchange rate changes on cash and cash equivalents	(4,073)	(5,185)	(180)
Net increase in cash and cash equivalents	75,858	10,515	4,726
Cash and cash equivalents:
Beginning of period	357,106	346,591	341,865
End of period	$432,964	$357,106	$346,591
Supplemental disclosure information:
Interest paid	$14,927	$13,483	$12,681
Income taxes paid	$11,364	$11,157	$8,976
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together “Plexus” or the “Company,”) participate in the Electronic Manufacturing Services (“EMS”) industry. Plexus provides integrated product conceptualization, design, commercialization, manufacturing, fulfillment and sustaining solutions to customers in the Healthcare/Life Sciences, Industrial/Commercial, Networking/Communications and Defense/Security/Aerospace market sectors. Plexus is headquartered in Neenah, Wisconsin and has operations in the Americas (“AMER”), Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions.
Significant Accounting Policies
Consolidation Principles and Basis of Presentation:  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of Plexus Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.
Certain prior period amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2016 and fiscal 2014 included 52 weeks; fiscal 2015 included 53 weeks. The first quarter of fiscal 2015 included 14 weeks and all other fiscal quarters presented included 13 weeks.
Cash and Cash Equivalents:  Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair level hierarchy described below. As of October 1, 2016 and October 3, 2015, cash and cash equivalents consisted of the following (in thousands):

	2016	2015
Cash	$175,396	$179,339
Money market funds and other	257,568	177,767
Total cash and cash equivalents	$432,964	$357,106
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
Property, Plant and Equipment and Depreciation:  Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Buildings and improvements	5-50 years
Machinery and equipment	3-7 years
Computer hardware and software	3-10 years
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2016, 2015 and 2014.
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
Foreign Currency Translation:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of “Accumulated other comprehensive loss.” Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in our Consolidated Statements of Comprehensive Income as a component "Other income (expense)." Exchange gains (losses) on foreign currency transactions were $(1.7) million, $1.3 million, and $(0.1) million for fiscal 2016, 2015 and 2014, respectively. These amounts include the amount of gain (loss) recognized in income during each fiscal year due to non-designated forward currency exchange contracts the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives:  All derivatives are recognized on the balance sheet at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of a recognized asset or liability (a “non-designated” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a “cash flow” hedge), or a hedge of the net investment in a foreign operation. The Company does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a non-designated hedge are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in “Accumulated other comprehensive loss” within shareholders’ equity, until earnings are affected by the variability of cash flows. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in “Accumulated other comprehensive loss” within shareholders’ equity. The Company's interest rate swaps and certain forward

Plexus Corp.
Notes to Consolidated Financial Statements

currency exchange contracts are treated as cash flow hedges and, therefore, $9.0 million, $(11.2) million and $1.6 million was recorded in “Accumulated other comprehensive loss” for fiscal 2016, 2015 and 2014, respectively.
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
Accumulated other comprehensive loss consists of the following as of October 1, 2016 and October 3, 2015 (in thousands):

	2016	2015
Foreign currency translation adjustments	$(11,637)	$2,398
Cumulative change in fair value of derivative instruments	98	(8,869)
Accumulated other comprehensive loss	$(11,539)	$(6,471)
Refer to Note 5, "Derivatives and Fair Value Measurements," for further explanation regarding the change in fair value of derivative instruments, net of tax adjustments, that is recorded to “Accumulated other comprehensive loss.”
Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, and derivatives. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under a trust and a rabbi trust arrangement are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $251.4 million and $250.2 million as of October 1, 2016 and October 3, 2015, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under a trust and a rabbi trust arrangement are discussed in Note 9, "Benefit Plans."
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
New Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of the new standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
In November 2015, the FASB issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and non-current. This guidance is required to be adopted for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In the fourth quarter of fiscal 2016, the Company elected to early adopt the guidance retrospectively. The adoption resulted in a reclassification of $10.7 million of current deferred income tax assets and $9.7 million of non-current deferred income tax liabilities to non-current deferred income tax assets in the Company’s consolidated balance sheet as of October 3, 2015.
In April 2015, the FASB issued an amendment that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under the new guidance, the recognition and measurement of debt issuance costs is not affected. This guidance is effective for annual periods beginning on or after December 15, 2015. In the fourth quarter of fiscal 2016, the Company elected to early adopt the guidance retrospectively. The adoption resulted in a reclassification of $1.0 million of deferred financing costs from other non-current assets to long-term debt and capital lease obligations, net of current portion in the Company’s consolidated balance sheet as of October 3, 2015.
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
The Company has determined that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or will not apply to its operations.

Plexus Corp.
Notes to Consolidated Financial Statements

2.    Inventories
Inventories as of October 1, 2016 and October 3, 2015 consisted of the following (in thousands):

	2016	2015
Raw materials	$414,303	$407,637
Work-in-process	69,423	84,472
Finished goods	80,405	77,262
Total inventories	$564,131	$569,371
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015 was $74.6 million and $64.3 million, respectively.
3.    Property, Plant and Equipment
Property, plant and equipment as of October 1, 2016 and October 3, 2015 consisted of the following (in thousands):

	2016	2015
Land, buildings and improvements	$247,806	$278,637
Machinery and equipment	336,378	334,257
Computer hardware and software	107,239	102,763
Construction in progress	4,298	9,175
Total property, plant and equipment, gross	695,721	724,832
Less: accumulated depreciation	(404,496)	(407,481)
Total property, plant and equipment, net	$291,225	$317,351
Assets held under capital leases and included in property, plant and equipment as of October 1, 2016 and October 3, 2015 consisted of the following (in thousands):

	2016	2015
Buildings and improvements	$4,801	$22,953
Machinery and equipment	6,070	3,757
Total property, plant and equipment held under capital leases, gross	10,871	26,710
Less: accumulated amortization	(7,375)	(22,201)
Total property, plant and equipment held under capital leases, net	$3,496	$4,509
As of October 3, 2015, the building and improvements category in the table above included a subleased manufacturing facility in San Diego, California recorded at a gross and net book value of approximately $17.9 million and $1.9 million, respectively. The lease expired during the year and the related asset had no value at the end of fiscal 2016.
Amortization of assets held under capital leases totaled $1.9 million, $0.5 million and $0.6 million for fiscal 2016, 2015 and 2014, respectively. Capital lease additions totaled $2.9 million, $1.2 million, and $1.4 million for fiscal 2016, 2015 and 2014, respectively.
As of October 1, 2016, October 3, 2015 and September 27, 2014, accounts payable included approximately $3.5 million, $2.7 million and $7.0 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.
The Company’s lease agreement for the building shell and land of its facility in Guadalajara, Mexico, includes a 10-year base lease term that commenced upon the completion of construction during the fourth quarter of fiscal 2014, with two 5-year renewal options. This lease did not qualify as a sale-leaseback transaction, and was accounted for as a non-cash financing

Plexus Corp.
Notes to Consolidated Financial Statements

transaction. Since the Company believes that it will exercise both renewal options, the lease is being accounted for using a 20 year lease term.
During the third quarter of fiscal 2014, the Company capitalized the building shell in Guadalajara as a non-cash financing obligation of approximately $8.0 million, which will be increased by interest expense and land rent expense, and reduced by contractual payments. As of October 1, 2016 and October 3, 2015, the balance of the related financing obligation totaled $8.4 million and $8.2 million, respectively. The Company capitalized related leasehold improvements of $1.4 million during fiscal 2015, which are included in "Property, plant and equipment" in the Consolidated Balance Sheets, and depreciated accordingly; no leasehold improvements were capitalized during fiscal 2016. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation. If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $4.1 million in fiscal 2024 or $0.8 million in fiscal 2029.
The future minimum payments under the remainder of the ten-year base lease agreement, as well as the two five-year renewal options, are as follows (in thousands):

2017	$1,476
2018	1,513
2019	1,550
2020	1,589
2021	1,629
2022 through 2024	5,135
$12,892
2025 through 2029	$9,451
2030 through 2034	$10,870
4.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of October 1, 2016 and October 3, 2015, consisted of the following (in thousands):

	2016	2015
Borrowings under the credit facility	$75,000	$75,000
5.20% Senior notes, due June 15, 2018	175,000	175,000
Capital lease, non-cash financing of leased facility and other obligations	13,614	12,770
Unamortized deferred financing fees	(1,105)	(964)
Total obligations	262,509	261,806
Less: current portion	(78,507)	(3,513)
Long-term debt and capital lease obligations, net of current portion	$184,002	$258,293
The Company's weighted average interest rate on capital lease obligations was 5.58% and 7.59% as of October 1, 2016 and October 3, 2015, respectively.
The aggregate scheduled maturities of the Company’s debt obligations as of October 1, 2016, are as follows (in thousands):

2017	$75,000
2018	175,000
2019	—
2020	—
2021	—
Thereafter	—
Total	$250,000

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s obligations under capital leases and other short-term borrowings (excluding capital lease payments related to the Guadalajara plant disclosed in Note 3, "Property, Plant and Equipment") as of October 1, 2016, are as follows (in thousands):

2017	$3,507
2018	927
2019	482
2020	183
2021	143
Thereafter	—
Total	$5,242
The Company has a senior unsecured revolving credit facility (the “Credit Facility”), which was amended on July 5, 2016, to, among other changes, extend its expiration from May 15, 2019, to July 5, 2021, and increase the maximum commitment from $265.0 million to $300.0 million. The Credit Facility, as amended, may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2016, the highest daily borrowing was $232.0 million, the average daily borrowings were $188.6 million, and the Company borrowed and repaid $625.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of October 1, 2016, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of October 1, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.648%). As of October 1, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 5, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of October 1, 2016.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the “Notes”). As of October 1, 2016 and October 3, 2015, $175.0 million was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.6 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive loss into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $73.7 million as of October 1, 2016 and a notional value of $67.0 million as of October 3, 2015. These forward currency contracts fix the exchange rates for the settlement of future foreign

Plexus Corp.
Notes to Consolidated Financial Statements

currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.5 million liability as of October 1, 2016 and an $9.4 million liability as of October 3, 2015.
The Company had additional forward currency exchange contracts outstanding as of October 1, 2016, with a notional value of $109.6 million; there were no such contracts outstanding as of October 3, 2015. The Company did not designate these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Other income (expense)." The total fair value of these derivatives was a $0.1 million asset as of October 1, 2016.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive loss" on the accompanying Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of October 1, 2016, was a $0.1 million liability and a $0.5 million liability as of October 3, 2015. The notional amount of the Company's interest rate swap was $75.0 million as of both October 1, 2016 and October 3, 2015.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Current liabilities – Other	$132	$497
Forward currency forward contracts	Prepaid expenses and other	$—	$—	Current liabilities – Other	$486	$9,408

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$182	$—	Current liabilities – Other	$130	$—

Derivative Impact on Accumulated Other Comprehensive Loss for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives (Effective Portion)
	October 1, 2016	October 3, 2015	September 27, 2014
Interest rate swaps	$(16)	$(1,258)	$(393)
Forward currency forward contracts	$5,311	$(15,660)	$1,198

Plexus Corp.
Notes to Consolidated Financial Statements

Derivative Impact on Gain (Loss) Recognized in Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		October 1, 2016	October 3, 2015	September 27, 2014
Interest rate swaps	Interest expense	$(381)	$(579)	$(542)
Forward currency forward contracts	Selling and administrative expenses	$(350)	$(597)	$(106)
Forward currency forward contracts	Cost of goods sold	$(3,261)	$(4,843)	$(503)
Treasury Rate Locks	Interest expense	$320	$324	$321
Treasury Rate Locks	Income tax expense	$—	$—	$70

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		October 1, 2016	October 3, 2015	September 27, 2014
Forward currency forward contracts	Miscellaneous income (expense)	$121	$164	$—
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2016, 2015 and 2014.
The following table lists the fair values of liabilities of the Company’s derivatives as of October 1, 2016, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Asset/(Liability)
In thousands of dollars
Fiscal year ended October 1, 2016	Level 1	Level 2	Level 3	Total
Derivatives
Interest rate swaps	$—	$(132)	$—	$(132)
Forward currency forward contracts	$—	$(434)	$—	$(434)

Fiscal year ended October 3, 2015
Derivatives
Interest rate swaps	$—	$(497)	$—	$(497)
Forward currency forward contracts	$—	$(9,408)	$—	$(9,408)
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
6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
U.S.	$(26,796)	$(32,480)	$(12,473)
Foreign	114,190	138,775	105,798
	$87,394	$106,295	$93,325

Plexus Corp.
Notes to Consolidated Financial Statements

Income tax expense (benefit) for fiscal 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$—	$—	$(2,050)
State	(15)	(397)	(332)
Foreign	11,312	12,957	10,147
	11,297	12,560	7,765
Deferred:
Federal	—	—	(1,506)
State	24	(399)	—
Foreign	(354)	(198)	(147)
	(330)	(597)	(1,653)
	$10,967	$11,963	$6,112

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2016, 2015 and 2014:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	1.6	1.3	1.8
Foreign tax rate differences	(36.3)	(38.0)	(33.2)
Disregarded entity benefit	(1.8)	(1.2)	(1.8)
Dividend repatriation	32.9	—	—
Valuation allowances	(18.7)	16.5	8.4
Other, net	(0.1)	(2.3)	(3.7)
Effective income tax rate	12.6%	11.3%	6.5%
The Company recorded income tax expense of $11.0 million, $12.0 million and $6.1 million for fiscal 2016, 2015 and 2014, respectively.
The effective tax rate for fiscal 2016 was higher than the effective tax rate for fiscal 2015 primarily as a result of the overall decrease in income before taxes in jurisdictions where the Company does not pay taxes. The effective tax rate for fiscal 2015 is higher than that of fiscal 2014 primarily as a result of the geographic distribution of worldwide earnings and tax benefits recorded in fiscal 2014 due to the lapse of statute of limitations related to certain U.S. tax examinations.
During fiscal 2016, the Company repatriated $100.0 million of current year foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The repatriation does not impact the permanently reinvested assertions made by the Company regarding prior period foreign earnings as the remittance was distributed exclusively from current year foreign earnings. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. The Company does not anticipate a similar repatriation in the foreseeable future.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of October 1, 2016 and October 3, 2015, were as follows (in thousands):

	2016	2015
Deferred income tax assets:
Loss/credit carryforwards	$24,017	$39,380
Inventories	7,527	7,799
Accrued benefits	25,493	25,180
Allowance for bad debts	461	321
Other	2,822	3,724
Total gross deferred income tax assets	60,320	76,404
Less valuation allowances	(41,002)	(58,343)
Deferred income tax assets	19,318	18,061
Deferred income tax liabilities:
Property, plant and equipment	14,400	13,320
Other	84	84
Deferred income tax liabilities	14,484	13,404
Net deferred income tax assets	$4,834	$4,657
During fiscal 2016, the Company’s valuation allowance decreased by $17.3 million. This decrease is primarily the result of the dividend remitted from current year foreign earnings discussed above.
As of October 1, 2016, the Company had approximately $148.0 million of pre-tax state net operating loss carryforwards that expire between fiscal 2017 and 2037. These state net operating losses have a full valuation allowance against them.
As a result of using the with-and-without method under the requirements for accounting for stock-based compensation, the Company has an unrecognized net operating loss carryforward of $4.9 million related to tax deductions in excess of compensation expense for stock options. This deduction will remain unrecognized until the related deductions result in a reduction to income taxes payable.
During fiscal 2016, tax legislation was adopted in various jurisdictions. None of these changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. The Company benefited from a second tax holiday within the APAC region, which under the terms of the Company's agreement with the local taxing authority expired on December 31, 2013. During fiscal 2016, 2015 and 2014, these tax holidays resulted in tax reductions of approximately $27.1 million ($0.81 per basic share), $29.9 million ($0.89 per basic share) and $24.1 million ($0.71 per basic share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $836.6 million as of October 1, 2016. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.
The Company has approximately $2.8 million of uncertain tax benefits as of October 1, 2016. The Company has classified these amounts in the Consolidated Balance Sheets as “Other liabilities” (noncurrent) in the amount of $0.6 million and an offset to “Deferred income taxes” (noncurrent asset) in the amount of $2.2 million. The Company has classified these amounts as “Other liabilities” (noncurrent) and “Deferred income taxes” (noncurrent asset) to the extent that payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

	2016	2015	2014
Balance at beginning of fiscal year	$2,353	$2,368	$7,436
Gross increases for tax positions of prior years	534	73	324
Gross increases for tax positions of the current year	—	—	—
Gross decreases for tax positions of prior years	(88)	(88)	(1,582)
Lapse of applicable statute of limitations	—	—	(3,810)
Settlements	—	—	—
Balance at end of fiscal year	$2,799	$2,353	$2,368
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.6 million for each of the fiscal years ended October 1, 2016 and October 3, 2015.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million for each of the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014. The Company recognized $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for each of the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2011-2016
Germany	2011-2016
Mexico	2011-2016
Romania	2010-2016
United Kingdom	2013-2016
United States
Federal	2011, 2013-2016
State	2003-2016
7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Net income	$76,427	$94,332	$87,213
Basic weighted average common shares outstanding	33,374	33,618	33,785
Dilutive effect of share-based awards outstanding	724	761	870
Diluted weighted average shares outstanding	34,098	34,379	34,655
Earnings per share:
Basic	$2.29	$2.81	$2.58
Diluted	$2.24	$2.74	$2.52

Plexus Corp.
Notes to Consolidated Financial Statements

In fiscal 2016, 2015 and 2014, share-based awards for approximately 0.8 million, 0.7 million and 0.5 million shares, respectively, were not included in the computation of diluted earnings per share as they were antidilutive.
Outstanding shares have decreased in recent years as a result of the Company's stock repurchase programs. Refer to Note 13, "Shareholders' Equity" for further information on the Company's stock repurchase programs.
8.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through 2022, and many contain renewal and/or purchase options. Rent expense under all operating leases for fiscal 2016, 2015 and 2014 was approximately $13.6 million, $14.4 million and $15.1 million, respectively.
Future minimum annual payments on operating leases are as follows (in thousands):

2017	$8,500
2018	6,634
2019	5,455
2020	5,130
2021	2,795
Thereafter	751
Total future minimum operating lease payments	$29,265

9.    Benefit Plans
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2016, 2015 and 2014 totaled $7.4 million, $7.2 million and $7.2 million, respectively.
Stock-based Compensation Plans: During fiscal 2016 the Company’s shareholders approved the Plexus Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs"), performance stock awards (including performance stock units ("PSUs"), other stock awards and cash incentive awards.  Similar awards were offered under its predecessor, the 2008 Long-Term Incentive Plan (the "2008 Plan"), which is no longer being used for grants; however, outstanding awards granted under the 2008 Plan and its predecessors continue until vesting, exercise, forfeiture or expiration.
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2016 Plan is 3.2 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the “Committee”) of the Board of Directors may establish a term and vesting period for awards under the 2016 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees generally vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Vesting of PSUs is dependent on performance related to pre-defined metrics, including the relative performance of the Company's stock price as compared to the companies in the Russell 3000 Index during the three-year performance period. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
Individual stock option and SARs grants are determined annually, but granted on a quarterly basis. Grants of RSUs and PSUs are generally made only on an annual basis.
In fiscal 2016, the Company granted options to purchase 0.2 million shares of the Company’s common stock. Additionally, the Company granted RSUs for 0.4 million shares of common stock and PSUs for 0.1 million shares (at target).

Plexus Corp.
Notes to Consolidated Financial Statements

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
The Company recognized $19.3 million, $13.3 million and $13.0 million of compensation expense associated with stock-based awards in fiscal 2016, 2015 and 2014, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2016, 2015 or 2014. Included in the $19.3 million of total stock-based compensation expense for the year ended October 1, 2016, was $5.2 million related to modifications of awards held by the Company's former President and Chief Executive Officer. The award modifications were the result of accelerated vesting of previously unvested awards upon his retirement.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 28, 2013	3,065	$29.27
Granted	318	41.39
Canceled	(105)	32.44
Exercised	(1,008)	27.41
Outstanding as of September 27, 2014	2,270	$31.65
Granted	221	39.53
Canceled	(25)	36.50
Exercised	(549)	28.93
Outstanding as of October 3, 2015	1,917	$33.27
Granted	229	39.52
Canceled	(66)	41.48
Exercised	(619)	31.59
Outstanding as of October 1, 2016	1,461	$34.59	$17,809

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
September 27, 2014	1,772	$30.45
October 3, 2015	1,560	$31.67
October 1, 2016	1,125	$33.11	5.24	$15,375
The following table summarizes outstanding stock option and SAR information as of October 1, 2016 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options/SARs Exercisable (in thousands)	Weighted Average Exercise Price
$14.17 - $29.80	390	$25.80	4.29	390	$25.80
$29.81 - $36.79	419	$33.20	5.98	313	$32.77
$36.80 - $40.64	374	$38.65	6.45	293	$38.83
$40.65 - $45.35	277	$43.55	8.47	128	$43.10
$14.17 - $45.35	1,461	$34.59	6.12	1,125	$33.11

Plexus Corp.
Notes to Consolidated Financial Statements

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
The weighted average fair value per share of options and SARs granted for fiscal 2016, 2015 and 2014 were $12.82, $14.55 and $15.78, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2016	2015	2014
Expected life (years)	5.70	4.50 - 5.70	4.50 - 5.00
Risk-free interest rate	1.23 - 1.87%	1.52 - 1.64%	1.24 - 1.86%
Expected volatility	35 - 37%	37 - 38%	38 - 47%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2016, 2015 and 2014 was $3.6 million, $5.5 million and $6.1 million, respectively.
For fiscal 2016, 2015 and 2014, the total intrinsic value of options and SARs exercised was $7.4 million, $7.7 million and $13.5 million, respectively.
As of October 1, 2016, there was $2.6 million of unrecognized compensation cost related to non-vested options and SARs that is expected to be recognized over a weighted average period of 1.1 years.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 28, 2013	654	$29.73
Granted	302	40.76
Canceled	(92)	31.89
Vested	(134)	41.06
Units outstanding as of September 27, 2014	730	$31.97
Granted	325	41.46
Canceled	(43)	35.15
Vested	(216)	37.52
Units outstanding as of October 3, 2015	796	$38.18
Granted	499	39.68
Canceled	(29)	36.84
Vested	(244)	27.77
Units outstanding as of October 1, 2016	1,022	$41.49	$47,796
The Company uses the fair value at the date of grant to value RSUs. As of October 1, 2016, there was $15.8 million of unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted average period of 1.8 years.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. The PSUs granted in fiscal 2016 and prior years are payable in shares and vest based on the relative total shareholder return of the Company's common stock as compared to the Russell 3000 Index over a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.3 million. The Company recognizes stock-based compensation expense over the PSUs’ vesting period. No PSUs vested during the fiscal year ended October 1, 2016. There were 0.1 million PSUs granted during fiscal 2016, 2015 and 2014.
As of October 1, 2016, there was $2.4 million of unrecognized compensation cost related to PSUs that is expected to be recognized over a weighted average period of 1.9 years.

Plexus Corp.
Notes to Consolidated Financial Statements

Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of October 1, 2016 and October 3, 2015, the related deferred compensation liability associated with these arrangements totaled $0.6 million and $1.3 million, respectively.
The Company maintains investments in a trust account to fund required payments under the deferred compensation plan. As of October 1, 2016 and October 3, 2015, the total value of the assets held by the trust totaled $9.3 million and $8.9 million, respectively, and was recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During fiscal 2016, 2015 and 2014, the Company made payments to the participants in the amount of $0.8 million, $0.9 million and $0.8 million, respectively.
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
The SERP operates under a rabbi trust arrangement (the “Trust”). The Trust allows investment of deferred compensation held on behalf of the participants into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2016, 2015 and 2014, the Company made contributions to the participants’ SERP accounts in the amount of $0.5 million, $0.5 million and $0.7 million, respectively.
As of October 1, 2016 and October 3, 2015, the SERP assets held in the Trust totaled $9.5 million and $8.3 million, respectively, and the related liability to the participants totaled approximately $9.8 million and $6.9 million as of October 1, 2016 and October 3, 2015, respectively. As of October 1, 2016 and October 3, 2015, the SERP assets held in the Trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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
11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and other charges, if any. Losses incurred from a typhoon that impacted APAC in fiscal 2016 are excluded from the segment results and included within corporate and other expenses. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Net sales:
AMER	$1,328,760	$1,389,017	$1,238,225
APAC	1,161,851	1,285,905	1,132,503
EMEA	170,450	140,292	115,893
Elimination of inter-segment sales	(105,057)	(160,924)	(108,372)
	$2,556,004	$2,654,290	$2,378,249

Operating income (loss):
AMER	$64,921	$68,585	$79,211
APAC	155,501	160,217	135,539
EMEA	(3,746)	(8,129)	(11,923)
Corporate and other costs	(117,237)	(105,237)	(102,220)
	$99,439	$115,436	$100,607
Other income (expense):
Interest expense	(14,635)	(13,964)	(12,295)
Interest income	4,242	3,499	2,934
Miscellaneous	(1,652)	1,324	2,079
Income before income taxes	$87,394	$106,295	$93,325

Depreciation:
AMER	$19,937	$17,753	$16,452
APAC	16,874	18,176	20,587
EMEA	6,106	8,339	7,509
Corporate	4,497	4,110	2,713
	$47,414	$48,378	$47,261

Capital expenditures:
AMER	$14,389	$17,595	$53,135
APAC	10,786	9,590	4,096
EMEA	3,399	6,976	6,351
Corporate	2,549	915	1,702
	$31,123	$35,076	$65,284

	October 1, 2016	October 3, 2015
Total assets:
AMER	$590,850	$573,437
APAC	1,009,917	1,011,622
EMEA	136,636	128,306
Corporate and eliminations	28,416	(21,605)
	$1,765,819	$1,691,760

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2016, 2015 and 2014. Net sales were based on the Company’s location providing the product or service (in thousands):

	2016	2015	2014
Net sales:
United States	$1,134,342	$1,303,106	$1,188,068
Malaysia	844,501	926,059	798,447
China	317,350	359,846	334,056
Mexico	194,418	85,911	50,157
United Kingdom	81,894	70,335	72,443
Romania	83,712	65,338	39,030
Germany	4,844	4,619	4,420
Elimination of inter-segment sales	(105,057)	(160,924)	(108,372)
	$2,556,004	$2,654,290	$2,378,249

	October 1, 2016	October 3, 2015
Long-lived assets:
United States	$92,152	$101,712
Malaysia	71,596	72,327
China	19,197	24,236
Mexico	39,155	39,002
United Kingdom	6,594	11,506
Romania	30,408	30,553
Germany	307	405
Other Foreign	4,940	4,689
Corporate	26,876	32,921
	$291,225	$317,351
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of October 1, 2016 and October 3, 2015 exclude other long-term assets and deferred income tax assets, which totaled $41.2 million and $40.4 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2016, 2015 and 2014 were as follows:

	2016	2015	2014
General Electric Company (“GE”)	11.1%	10.6%	11.2%
Micron Technology, Inc. (“Micron”)	10.4%	*	*
ARRIS Group, Inc. (“Arris”)	10.1%	12.6%	12.5%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
During fiscal 2016, 2015, and 2014, net sales attributable to GE were reported in the all three segments and net sales attributable to Arris were reported in the AMER and APAC segments. During fiscal 2016, net sales attributable to Micron were reported in the AMER and APAC segments.
As of October 1, 2016, Micron represented 18.9% of total accounts receivable. No customer represented 10.0% or more of total accounts receivable as of October 3, 2015.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the last three fiscal years 2016, 2015 and 2014 (in thousands):

Limited warranty liability, as of September 28, 2013	$5,942
Accruals for warranties issued during the period	4,331
Settlements (in cash or in kind) during the period	(3,470)
Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	$6,109
13.    Shareholders' Equity
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. The Company expects to repurchase shares subject to market conditions.
On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. The Company repurchased 760,903 shares under this program for $30.0 million, at an average price of $39.43 per share, during fiscal 2016. These shares were recorded as treasury stock.
On August 13, 2014, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2015. The Company repurchased 745,227 shares under this

Plexus Corp.
Notes to Consolidated Financial Statements

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
14.    Restructuring and Other Charges
During fiscal 2016 the Company recorded $7.0 million of restructuring and other charges related largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring costs in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand.
During fiscal 2015 and 2014 the Company recorded $1.7 million and $11.3 million of restructuring and other charges. The charges were incurred in the AMER segment and largely related to the consolidation of the Company's manufacturing facilities in Wisconsin and the relocation of manufacturing operations from Juarez to Guadalajara, Mexico.
These charges are recorded within "Restructuring and other charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.
For the year ended October 1, 2016, the Company incurred restructuring and other charges of $7.0 million, which consisted of the following:

•	$5.3 million of employee termination and severance costs from the closure of the Company's facility in Fremont and the partial closure of the Company's Livingston facility;

•	$1.0 million of moving and transition costs resulting primarily from the relocation of machinery and equipment from the Fremont facility to various other facilities; and

•	$0.8 million loss recorded upon the sale leaseback of the Company's engineering facility in Neenah, Wisconsin.
For the year ended October 3, 2015, the Company incurred restructuring charges of $1.7 million, which consisted of the following:

•	$1.5 million of moving and transition costs resulting from the relocation of manufacturing operations from Juarez to Guadalajara; and

•	$0.1 million of employee termination and severance costs from the closure of the Company's facility in Juarez.
For the year ended September 27, 2014, the Company incurred restructuring and other charges of $11.3 million, which consisted of the following:

•	$3.2 million of fixed asset impairment related to the Company's facility in Juarez;

•	$3.2 million of severance from the reduction of the Company's workforce in Juarez; and

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

Plexus Corp.
Notes to Consolidated Financial Statements

2014. Fair value was evaluated using Level 3 inputs, as defined in Note 1, "Description of Business and Significant Accounting Policies."
No income tax benefit for these restructuring and other charges was recognized due to tax losses in these jurisdictions.
The Company's restructuring accrual activity for the years ended October 1, 2016 and October 3, 2015 is included in the table below (in thousands):

	Fixed Asset Impairment	Employee Termination and Severance Costs	Lease Obligations and Other Exit Costs	Total
Accrual balance, September 28, 2013	$—	$—	$—	$—
Restructuring and other charges	3,160	3,180	4,940	11,280
Amounts utilized	(3,160)	(3,038)	(4,940)	(11,138)
Accrual balance, September 27, 2014	—	142	—	142
Restructuring and other charges	—	144	1,547	1,691
Amounts utilized	—	(286)	(1,547)	(1,833)
Accrual balance, October 3, 2015	—	—	—	—
Restructuring and other charges	—	5,255	1,779	7,034
Amounts utilized	—	(4,571)	(1,621)	(6,192)
Accrual balance, October 1, 2016	$—	$684	$158	$842
The restructuring accrual balance is expected to be utilized by the end of the second fiscal quarter of 2017.
15.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2016 and 2015 (in thousands, except per share amounts):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$616,664	$618,660	$667,616	$653,064	$2,556,004
Gross profit	50,059	53,272	62,498	61,530	227,359
Net income	14,448	16,787	26,099	19,093	76,427
Earnings per share (1):
Basic	$0.43	$0.50	$0.78	$0.57	$2.29
Diluted	$0.42	$0.50	$0.76	$0.56	$2.24

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$664,690	$651,285	$669,585	$668,730	$2,654,290
Gross profit	61,414	59,777	59,087	59,272	239,550
Net income	23,079	23,594	23,794	23,865	94,332
Earnings per share (1):
Basic	$0.69	$0.70	$0.71	$0.71	$2.81
Diluted	$0.67	$0.69	$0.69	$0.70	$2.74
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of October 1, 2016, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of October 1, 2016, as stated in its report included herein.
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
Information in response to this item is incorporated herein by reference to “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”).
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
Executive Officers of the Registrant
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Todd P. Kelsey	51	President and Chief Executive Officer
Steven J. Frisch	50	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	50	Senior Vice President and Chief Financial Officer
Angelo M. Ninivaggi	49	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	51	Executive Vice President - Global Manufacturing Solutions and Regional President-AMER
Yong Jin Lim	56	Regional President - Plexus APAC
Oliver K. Mihm	44	Regional President - Plexus EMEA
Todd P. Kelsey joined Plexus in 1994 and has served as President and Chief Executive Officer since September 2016; prior thereto, he served as Executive Vice President and Chief Operating Officer since 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President and Chief Operating Officer since October 2016. Prior thereto, he served as Executive Vice President and Chief Customer Officer since 2014. Previously, Mr. Frisch served as Executive Vice President - Global Customer Services from 2013 to 2014. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Vice President in 2014 and a Senior Vice President in 2015. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010. Prior to joining Plexus, Mr. Jermain served in various positions at Appvion, Inc., formerly Appleton Papers, Inc., since 2006.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006 and was named Senior Vice President in 2011. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Senior Vice President - Global Manufacturing Solutions since 2014, Mr. Darroch was named Regional President-AMER in July 2016 and was named Executive Vice President in October 2016. Previously, Mr. Darroch served as Regional President - Plexus EMEA since 2013 and Vice President of Operations - EMEA since 2012. Prior to joining Plexus, Mr. Darroch served in various positions at Jabil Circuit, Inc., an EMS provider, since 1995.
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – Plexus APAC since 2007.
Oliver K. Mihm joined Plexus in 2000 and has served as Regional President - Plexus EMEA since 2015. Previously, Mr. Mihm served as Market Sector Vice President - Industrial/Commercial from 2014 to 2015, Senior Vice President - Global Engineering Solutions from 2013 to 2015, Vice President - Global Engineering Solutions from 2011 to 2013 and as Vice President of Plexus' Raleigh, North Carolina Design Center prior thereto.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated herein by reference to “Corporate Governance – Board Committees – Compensation and Leadership Development Committee,” “Corporate Governance – Directors’ Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through October 1, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by securityholders	2,482,357	$34.59	2,951,435
Equity compensation plans not approved by securityholders	—	n/a	—
Total	2,482,357	$34.59	2,951,435

(1) Represents options, stock-settled SARs, PSUs and RSUs granted under the 2016 Omnibus Incentive Plan, the 2008 Long-Term Incentive Plan and the 2005 Equity Incentive Plan, all of which were approved by shareholders. No further awards may be made under the 2008 Long-Term Incentive Plan and the 2005 Equity Incentive Plan.

(2) The weighted average exercise prices exclude PSUs and RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to “Corporate Governance – Director Independence” and “Certain Transactions” in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading “Auditors - Fees and Services” in the 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions		Balance at end of period
Fiscal Year 2016:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$879	$1,492	$—	$3	*	$2,368
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$58,343	$1,121	$—	$18,462		$41,002

Fiscal Year 2015:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$581	$—	$890	*	$879
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,935	$16,408	$—	$—		$58,343

Fiscal Year 2014:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,008	$513	$—	$333	*	$1,188
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$34,075	$7,860	$—	$—		$41,935
* Amount represents favorable resolution of amounts previously reserved for and amounts written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 18, 2016	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd P. Kelsey, Patrick J. Jermain and Angelo M. Ninivaggi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.*
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Rainer Jueckstock
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Rainer Jueckstock, Director

/s/ Patrick J. Jermain	/s/ Peter Kelly
Patrick J. Jermain, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Peter Kelly, Director

/s/ Dean A. Foate	/s/ Philip R. Martens
Dean A. Foate, Director	Philip R. Martens, Director

/s/ Stephen P. Cortinovis	/s/ Michael V. Schrock
Stephen P. Cortinovis, Director	Michael V. Schrock, Director

/s/ David J. Drury	/s/ Ralf R. Böer
David J. Drury, Director	Ralf R. Böer, Director

/s/ Joann M. Eisenhart
Joann M. Eisenhart, Director
*Each of the above signatures is affixed as of November 18, 2016.

EXHIBIT INDEX
PLEXUS CORP.
Form 10-K for Fiscal Year Ended October 1, 2016

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

10.1 (c)
Amendment No. 2, dated as of July 5, 2016, by and among Plexus Corp., the lenders listed on the signature pages thereto and U.S. Bank National Association, as administrative agent, to the Credit Agreement (including the related subsidiary guaranty) (the Credit Agreement, as amended, is included on Exhibit A-2 to Amendment No. 2)
Exhibit 10.1 to Plexus’ Report on Form 8-K dated July 5, 2016

10.2 (a)	Note Purchase Agreement, dated as of April 21, 2011, between Plexus Corp. and the Purchasers named therein relating to $175,000,000 5.20% Senior Notes, due June 15, 2018	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 21, 2011

10.2 (b)	Amendment No. 1, dated as of July 5, 2016, with respect to the Note Purchase Agreement	Exhibit 10.2 to Plexus’ Report on Form 8-K dated July 5, 2016

10.3
Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 4, 2016.
Exhibit 10.1 to Plexus' Report on Form 8-K dated October 4, 2016

10.4 (a)	Employment Agreement, dated May 15, 2008, by and between Plexus Corp. and Dean A. Foate* (terminated except where otherwise stated in Exhibit 10.3(b) below)	Exhibit 10.1 to Plexus' Report on Form 8-K dated May 15, 2008

10.4 (b)	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate*	Exhibit 10.1 to Plexus’ Report on Form 8-K dated August 17, 2016

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated August 17, 2016

10.6(a)	Form of Change of Control Agreement with executive officers (other than Dean A. Foate) entered into prior to fiscal 2015*	Exhibit 10.2 to Plexus’ Report on Form 8-K dated May 15, 2008

10.6(b)	Amended Form of Change of Control Agreement with executive officers receiving this agreement beginning in fiscal 2015*	Exhibit 10.4(b) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.7	Summary of Directors’ Compensation (11/14)*	Exhibit 10.5(a) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan*	Exhibit 10.17 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2000

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*	Exhibit 10.14 to Plexus’ Report on Form 10-K for the fiscal year ended September 30, 2003

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan*	Exhibit 10.10 to Plexus' Report on Form 10-K for the fiscal year ended September 29, 2012

10.10 (a)	Plexus Corp. 2016 Omnibus Incentive Plan*	Appendix A to Plexus’ Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Shareholders, filed on December 14, 2015

10.10 (b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended July 2, 2016

(ii) Form of Restricted Stock Unit Award	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended July 2, 2016

(iii) Form of Performance Stock Unit Agreement		X

(iv) Form of Stock Appreciation Rights Agreement	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended July 2, 2016

(v) Form of Restricted Stock Unit Award Agreement for Directors

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards)	Exhibit 10.8(a) to Plexus’ Report on Form 10-K for the year ended September 27, 2014

10.11(b)	Forms of award agreements thereunder*

	(i) Form of Stock Option Agreement	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(ii) Form of Restricted Stock Unit Award	Exhibit 10.5(b) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iii) Form of Stock Appreciation Rights Agreement	Exhibit 10.5(c) to Plexus’ Report on Form 10-Q for the quarter ended March 29, 2008

	(iv) Form of Unrestricted Stock Award	Exhibit 10.3 to Plexus’ Report on Form 10-Q for the quarter ended January 2, 2010

	(v) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team	Exhibit 10.1 to Plexus’ Report on Form 10-Q for the quarter ended April 2, 2011

	(vi) Form of Restricted Stock Unit Award Agreement for Directors	Exhibit 10.9(b)(vi) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

	(vii) Form of Performance Stock Unit Agreement	Exhibit 10.9(b)(vii) to Plexus’ Report on Form 10-K for the year ended September 28, 2013

10.12(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]	Exhibit 10.2 to Plexus’ Report on Form 10-Q for the quarter ended January 3, 2009

10.12(b)	Forms of award agreements thereunder* [superseded]

	(i) Form of Option Grant (Officer or Employee)	Exhibit 10.1 to Plexus’ Report on Form 8-K dated April 1, 2005

	(ii) Form of Option Grant (Director)	Exhibit 10.2 to Plexus’ Report on Form 8-K dated November 17, 2005

21	List of Subsidiaries		X

23	Consent of PricewaterhouseCoopers LLP		X

24	Powers of Attorney	(Signature Page Hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements	X

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended October 1, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Designates management compensatory plans or agreements.