Form 10-Q
period 2016-12-31
PLEXUS CORP
filed 2017-02-03
CIK 785786

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
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2017, there were 33,691,275 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 31, 2016

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	$635,019	$616,664
Cost of sales	570,663	566,605
Gross profit	64,356	50,059
Selling and administrative expenses	30,453	27,028
Restructuring and other charges	—	1,507
Operating income	33,903	21,524
Other income (expense):
Interest expense	(3,274)	(3,534)
Interest income	1,071	932
Miscellaneous	(674)	(1,620)
Income before income taxes	31,026	17,302
Income tax expense	2,847	2,854
Net income	$28,179	$14,448
Earnings per share:
Basic	$0.84	$0.43
Diluted	$0.82	$0.42
Weighted average shares outstanding:
Basic	33,534	33,396
Diluted	34,544	34,062
Comprehensive income:
Net income	$28,179	$14,448
Other comprehensive income (loss):
Derivative instrument fair value adjustments	(5,403)	5,744
Foreign currency translation adjustments	(11,359)	(6,606)
Other comprehensive loss	(16,762)	(862)
Total comprehensive income	$11,417	$13,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 31, 2016	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$496,505	$432,964
Restricted cash	1,342	—
Accounts receivable, net of allowances of $2,517 and $2,368, respectively	343,661	416,888
Inventories	564,813	564,131
Prepaid expenses and other	24,066	19,364
Total current assets	1,430,387	1,433,347
Property, plant and equipment, net	284,968	291,225
Deferred income taxes	4,709	4,834
Other	36,115	36,413
Total non-current assets	325,792	332,472
Total assets	$1,756,179	$1,765,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$78,879	$78,507
Accounts payable	375,601	397,200
Customer deposits	83,491	84,637
Accrued salaries and wages	40,666	41,806
Other accrued liabilities	50,256	48,286
Total current liabilities	628,893	650,436
Long-term debt, capital lease obligations and other financing, net of current portion	184,136	184,002
Other liabilities	15,608	14,584
Total non-current liabilities	199,744	198,586
Total liabilities	828,637	849,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,516 and 51,272 shares issued, respectively, and 33,556 and 33,457 shares outstanding, respectively	515	513
Additional paid-in capital	537,034	530,647
Common stock held in treasury, at cost, 17,960 and 17,815 shares, respectively	(547,029)	(539,968)
Retained earnings	965,323	937,144
Accumulated other comprehensive loss	(28,301)	(11,539)
Total shareholders’ equity	927,542	916,797
Total liabilities and shareholders’ equity	$1,756,179	$1,765,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$28,179	$14,448
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	11,449	12,029
Amortization of deferred financing fees	77	81
(Gain) loss on sale of property, plant and equipment	(111)	9
Share-based compensation expense	3,625	3,390
Changes in operating assets and liabilities:
Accounts receivable	68,537	22,290
Inventories	(5,570)	17,292
Other current and noncurrent assets	(4,808)	(345)
Accounts payable	(18,635)	(28,975)
Customer deposits	(417)	(9,168)
Other current and noncurrent liabilities	(2,875)	(9,785)
Cash flows provided by operating activities	79,451	21,266
Cash flows from investing activities:
Payments for property, plant and equipment	(6,950)	(11,745)
Proceeds from sale of property, plant and equipment	124	14
Cash flows used in investing activities	(6,826)	(11,731)
Cash flows from financing activities:
Borrowings under credit facility	73,597	139,000
Payments on debt and capital lease obligations	(73,475)	(140,196)
Debt issuance costs	—	(70)
Repurchases of common stock	(7,061)	(8,463)
Proceeds from exercise of stock options	5,124	10
Minimum tax withholding related to vesting of restricted stock	(2,360)	—
Cash flows used in financing activities	(4,175)	(9,719)
Effect of exchange rate changes on cash and cash equivalents	(3,567)	(2,194)
Net increase (decrease) in cash, cash equivalents and restricted cash	64,883	(2,378)
Cash, cash equivalents and restricted cash:
Beginning of period	432,964	357,106
End of period	$497,847	$354,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 31, 2016 and October 1, 2016, and the results of operations for the three months ended December 31, 2016 and January 2, 2016, and the cash flows for the same three month periods.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. All fiscal quarters presented herein included 13 weeks.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.
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
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $251.0 million and $251.4 million as of December 31, 2016 and October 1, 2016, respectively. The carrying value of the Company’s long-term debt was $250.0 million as of both December 31, 2016 and October 1, 2016. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of December 31, 2016 and October 1, 2016 consisted of (in thousands):

	December 31, 2016	October 1, 2016
Raw materials	$417,635	$414,303
Work-in-process	66,763	69,423
Finished goods	80,415	80,405
Total inventories	$564,813	$564,131
Customer deposits are received by the Company for various reasons, including to offset certain obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 31, 2016 and October 1, 2016 was $79.8 million and $74.6 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of December 31, 2016 and October 1, 2016, consisted of the following (in thousands):

	December 31, 2016	October 1, 2016
Borrowing under the credit facility	$75,000	$75,000
5.20% senior notes, due June 15, 2018	175,000	175,000
Capital lease, non-cash financing of leased facility and other obligations	14,043	13,614
Unamortized deferred financing fees	(1,028)	(1,105)
Total obligations	263,015	262,509
Less: current portion	(78,879)	(78,507)
Long-term debt and capital lease obligations, net of current portion	$184,136	$184,002
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) with a $300.0 million maximum commitment that expires on July 5, 2021.  The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended December 31, 2016, the highest daily borrowing was $138.0 million, the average daily borrowing was $117.0 million and the Company borrowed and repaid $73.0 million of revolving borrowings under the Credit Facility.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2016, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of December 31, 2016, the interest rate under the Credit Agreement was LIBOR plus 1.125% (or 1.760%).
As of December 31, 2016, the $75.0 million of outstanding borrowing under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million interest rate swap contract discussed in Note 4, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of December 31, 2016.
The Company also has outstanding 5.20% senior notes, due on June 15, 2018 (the “Notes”). As of December 31, 2016 and October 1, 2016, $175.0 million of Notes was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.

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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.9 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive loss into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.7 million as of December 31, 2016 and $73.7 million as of October 1, 2016. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $5.9 million liability as of December 31, 2016 and a $0.5 million liability as of October 1, 2016.

The Company had additional forward currency exchange contracts outstanding with a notional value of $111.2 million as of December 31, 2016 and $109.6 million as of October 1, 2016. The Company did not designate these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous income (expense)." The total fair value of these derivatives was a net $0.7 million liability as of December 31, 2016 and a net $0.1 million asset as of October 1, 2016.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive loss" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of both December 31, 2016 and October 1, 2016, was approximately a $0.1 million liability. The notional amount of the Company’s interest rate swap was $75.0 million as of both December 31, 2016 and October 1, 2016.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 31, 2016	October 1, 2016		December 31, 2016	October 1, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Other accrued liabilities	$36	$132
Foreign currency forward contracts	Prepaid expenses and other	$—	$—	Other accrued liabilities	$5,906	$486

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 31, 2016	October 1, 2016		December 31, 2016	October 1, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$48	$182	Other accrued liabilities	$722	$130

Derivative Impact on Accumulated Other Comprehensive Loss
for the Three Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	December 31, 2016	January 2, 2016
Interest rate swaps	$(11)	$257
Foreign currency forward contracts	$(5,218)	$2,289

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	December 31, 2016	January 2, 2016
Interest rate swaps	Interest expense	$(107)	$(127)
Foreign currency forward contracts	Selling and administrative expenses	$21	$(323)
Foreign currency forward contracts	Cost of goods sold	$181	$(2,829)
Treasury rate locks	Interest expense	$79	$81

		Amount of Gain on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	December 31, 2016	January 2, 2016
Foreign currency forward contracts	Miscellaneous income (expense)	$75	$37
There were no gains or losses recognized in income for derivatives related to ineffective portions or amounts excluded from effectiveness testing for the three months ended December 31, 2016 and January 2, 2016.
The following table lists the fair values of liabilities of the Company’s derivatives as of December 31, 2016 and October 1, 2016, by input level, as defined in Note 1, "Basis of Presentation and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Liability
In thousands of dollars
December 31, 2016	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(36)	$—	$(36)
Foreign currency forward contracts	$—	$(6,580)	$—	$(6,580)
October 1, 2016
Interest rate swaps	$—	$(132)	$—	$(132)
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
5.    Income Taxes
Income tax expense for the three months ended December 31, 2016 and January 2, 2016 was $2.8 million and $2.9 million, respectively. The effective tax rates for the three months ended December 31, 2016 and January 2, 2016 were 9.2 percent and 16.5 percent, respectively.
The effective tax rate for the three months ended December 31, 2016 decreased from the effective tax rate for the three months ended January 2, 2016, primarily due to an increase in pre-tax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of December 31, 2016 as compared to October 1, 2016. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 31, 2016 was not material.
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
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 31, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 31, 2016 and January 2, 2016 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2016	January 2, 2016
Net income	$28,179	$14,448
Basic weighted average common shares outstanding	33,534	33,396
Dilutive effect of share-based awards outstanding	1,010	666
Diluted weighted average shares outstanding	34,544	34,062
Earnings per share:
Basic	$0.84	$0.43
Diluted	$0.82	$0.42
For the three months ended December 31, 2016 and January 2, 2016 share-based awards for approximately 0.1 million and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.
7.    Share-Based Compensation
The Company recognized $3.6 million and $3.4 million of compensation expense associated with share-based awards for the three months ended December 31, 2016 and January 2, 2016, respectively.

The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled stock appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
The Company uses the Monte Carlo valuation model to determine the fair value of performance stock units ("PSUs") at the date of grant. The PSUs granted in fiscal 2016 and prior years are payable in shares and vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.3 million.
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
Information about the Company’s three reportable segments for the three months ended December 31, 2016 and January 2, 2016, respectively, is as follows (in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales:
AMER	$314,651	$305,097
APAC	309,969	299,346
EMEA	39,449	42,087
Elimination of inter-segment sales	(29,050)	(29,866)
	$635,019	$616,664
Operating income (loss):
AMER	$14,797	$8,386
APAC	48,240	36,952
EMEA	(2,235)	(735)
Corporate and other costs	(26,899)	(23,079)
	$33,903	$21,524
Other income (expense):
Interest expense	$(3,274)	$(3,534)
Interest income	1,071	932
Miscellaneous	(674)	(1,620)
Income before income taxes	$31,026	$17,302

	December 31, 2016	October 1, 2016
Total assets:
AMER	$521,705	$590,850
APAC	1,034,237	1,009,917
EMEA	131,014	136,636
Corporate and eliminations	69,223	28,416
	$1,756,179	$1,765,819
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2016 and the three months ended December 31, 2016 (in thousands):

Limited warranty liability, as of October 3, 2015	$5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	6,109
Accruals for warranties issued during the period	—
Settlements (in cash or in kind) during the period	(1,252)
Limited warranty liability, as of December 31, 2016	$4,857
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.  During the three months ended December 31, 2016, the Company repurchased 144,729 shares for approximately $7.1 million, at an average price of $48.79 per share.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended January 2, 2016, the Company repurchased 227,312 shares for approximately $8.5 million, at an average price of $37.23 per share.

All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
On October 4, 2016, the Company entered into a Master Accounts Receivable Purchase Agreement (the “RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Purchaser”), which agreement was subsequently amended and restated as of December 14, 2016. Pursuant to the RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the Purchaser up to an aggregate of $100.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed upon discount. The facility represented by the RPA is non-committed, meaning that the Company and each other Seller acknowledge that they have not paid a commitment or comparable fee to the Purchaser, and that the Purchaser does not have a continuing obligation to purchase any receivable from any Seller. The Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The RPA is subject to expiration on October 3, 2017, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. During the three months ended January 2, 2016, the Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The discount is recorded within "Miscellaneous expense" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale.
The Company sold $77.8 million and $22.3 million of trade accounts receivable during the three months ended December 31, 2016 and January 2, 2016, respectively, and in exchange, received cash proceeds of $77.4 million and $22.1 million, respectively.
13.    Restructuring and Other Charges
The Company incurred no restructuring and other charges during the three months ended December 31, 2016. For the three months ended January 2, 2016, the Company incurred restructuring and other charges of $1.5 million, which consisted of $1.4 million of employee termination and severance costs and $0.1 million of other exit costs.
The restructuring accrual balance is expected to be utilized by the end of the second fiscal quarter of 2017.
The restructuring and other charges for the three months ended January 2, 2016, were incurred primarily in the AMER segment and related largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring and other charges in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring and other charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.
In the three months ended December 31, 2016 and January 2, 2016, the Company did not recognize an income tax benefit for these restructuring and other charges due to tax losses in the jurisdictions where the restructuring and other charges occurred.

The Company's restructuring accrual activity for fiscal 2016 and the three months ended December 31, 2016 follows (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring and other charges	$5,255	$1,779	$7,034
Amounts utilized	$(4,571)	$(1,621)	$(6,192)
Accrued balance, October 1, 2016	$684	$158	$842
Restructuring and other charges	—	—	—
Amounts utilized	(525)	(106)	(631)
Accrued balance, December 31, 2016	$159	$52	$211
14.    New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to its guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The Company adopted this guidance retrospectively during the first quarter of fiscal 2017 and, as a result, the Company included restricted cash within the Consolidated Statement of Cash Flows, which was not material. The retrospective adoption did not impact the prior period Consolidated Statement of Cash Flows since there was no restricted cash during any of the prior periods presented. Amounts included in restricted cash represent cash received from customers to settle invoices sold under the RPA and is therefore contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser.
In October 2016, the FASB issued a new accounting standard to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this guidance prospectively during the first fiscal quarter of 2017. As such, beginning in the first fiscal quarter of 2017, the Company recognizes all excess tax benefits and tax deficiencies as income tax benefit or expense as a discrete item. An income tax benefit of approximately $4.9 million was recognized upon adoption and in the first fiscal quarter of 2017 a benefit of $0.6 million was also recognized. Due to the Company having a valuation allowance in the jurisdictions in which the income tax benefit was recorded, the income tax benefit was directly offset by an increase to the Company's valuation allowance resulting in no financial statement impact. The adoption did not have any other material impacts and will not materially impact the Company's future financial statements as long as the Company remains in a valuation allowance in the jurisdictions in which share based compensation awards and options vest and are exercised, respectively.
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
In May 2014, the FASB issued amended guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will become effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, trade protection measures, and tax matters in the United States and in the other countries in which we do business (including as a result of the June 2016 vote of the United Kingdom to exit the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed in our Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2016 Form 10-K).
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
Plexus is the industry leader in servicing mid-to-low volume, higher complexity customer programs characterized by unique flexibility, technology, quality and regulatory requirements. Plexus provides award-winning customer service to more than 140 branded product companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Defense/Security/Aerospace market sectors. The Company's customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers) and global logistics management and Aftermarket Services. To service the complexities that the Company's customers' products demand, Plexus utilizes its Product Realization Value Stream, addressing its customers' products from concept to end-of-life.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2016, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	$635.0	$616.7
Cost of sales	570.7	566.6
Gross profit	64.3	50.1
Gross margin	10.1%	8.1%
Operating income	33.9	21.5
Operating margin	5.3%	3.5%
Net income	28.2	14.4
Diluted earnings per share	$0.82	$0.42
Return on invested capital*	17.3%	10.8%
Economic return*	6.8%	(0.2)%
* Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended December 31, 2016, net sales increased $18.3 million, or 3.0%, as compared to the three months ended January 2, 2016. The increase was driven primarily by improvements in net sales of $32.8 million and $19.5 million in the Industrial/Commercial and Healthcare/Life Sciences sectors, respectively. This was partially offset by $25.4 million and $8.6 million decreases in net sales in the Communications and Defense/Security/Aerospace sectors, respectively.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	December 31, 2016	January 2, 2016
Healthcare/Life Sciences	$211.0	$191.5
Industrial/Commercial	205.6	172.8
Communications	131.4	156.8
Defense/Security/Aerospace	87.0	95.6
Total net sales	$635.0	$616.7
Healthcare/Life Sciences. Net sales in the Healthcare/Life Sciences sector increased $19.5 million for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016. The increase was primarily driven by increases in net sales of $10.8 million due to the ramp of new programs for existing customers and $6.2 million from the ramp of production for new customers, as well as increased end-market demand. Partially offsetting the increases was an $8.0 million decrease in net sales due to a customer taking the manufacturing in house.
Industrial/Commercial. Net sales in the Industrial/Commercial sector increased $32.8 million for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016, primarily from increased customer end-market demand. Net sales also increased by $17.9 million and $3.3 million from the ramps of new programs for existing customers and for a new customer, respectively. Partially offsetting the increases were decreases in net sales of $19.8 million due to the consolidation of a customer's business and $11.5 million related to a customer disengagement.
Communications. Net sales in the Communications sector decreased $25.4 million for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016. The reduction in net sales was primarily driven by a $32.2 million decrease in net sales due to a program disengagement, a $6.5 million decrease due to a customer disengagement and a $2.3 million decrease that resulted from an end-of-life product. Partially offsetting the decreases were increased customer end-market demand and a $2.5 million increase in net sales due to the ramp of production of a new product for an existing customer.
Defense/Security/Aerospace. Net sales in the Defense/Security/Aerospace sector decreased $8.6 million for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016. The decrease was primarily attributable to decreased customer end-market demand and a $3.2 million decrease from a program disengagement. These decreases were partially offset by a $2.0 million increase in net sales from the ramp of production for a new customer.
Cost of sales. For the three months ended December 31, 2016, cost of sales increased $4.1 million, or 0.7%, as compared to the three months ended January 2, 2016. Cost of sales increased less than the 3.0% increase in net sales primarily due to a positive shift in customer mix and a $3.1 million decrease in variable labor costs primarily from productivity improvement initiatives in the AMER segment. Cost of sales is comprised primarily of material and component costs, labor costs, and overhead. For both the three months ended December 31, 2016 and January 2, 2016, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91% of the variable costs for both periods was related to material and component costs. As a result of using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally result in an immaterial impact on gross profit.
Gross profit. For the three months ended December 31, 2016, gross profit increased $14.2 million, or 28.3%, as compared to the three months ended January 2, 2016. Gross margin increased 200 basis points as compared to the three months ended January 2, 2016. The primary drivers of the increase in gross profit and gross margin were a positive shift in customer mix and the $3.1 million decrease in variable labor costs discussed previously.
Operating income. For the three months ended December 31, 2016, operating income increased $12.4 million, or 57.7%, as compared to the three months ended January 2, 2016. The increase was primarily due to the gross profit improvement noted above and a $1.5 million decrease in restructuring and other charges due to the completion of the restructuring programs in fiscal 2016 related to the closure of our manufacturing facility in Fremont, California and the partial closure of our Livingston, Scotland facility. There were no restructuring and other charges in the fiscal first quarter of 2017. These decreases were partially offset by a $3.4 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, primarily driven by an increase in variable compensation expense. Operating margin increased 180 basis points to 5.3% for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016 due to the increase in gross margin and the decrease in restructuring charges, partially offset by the increase in S&A expenses.
Other income (expense). Other expense decreased by $1.3 million for the three months ended December 31, 2016 as compared to the three months ended January 2, 2016. The decrease in other expense was primarily the result of a $1.4 million decrease in foreign exchange losses for the three months ended December 31, 2016 as compared to the prior year period.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
Effective tax rate	9.2%	16.5%
Income tax expense for the three months ended December 31, 2016 and January 2, 2016 was $2.8 million and $2.9 million, respectively. The effective tax rate for the three months ended December 31, 2016 decreased from the effective tax rate for the three months ended January 2, 2016, primarily due to an increase in pre-tax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance.
Our effective tax rate will vary from the U.S. statutory rate of 35.0% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate may be impacted by changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2017 is expected to be between 8.0% and 10.0%.
Net income. Net income for the three months ended December 31, 2016 increased $13.8 million to $28.2 million from $14.4 million for the three months ended January 2, 2016. Net income increased primarily as a result of the increase in operating income and decrease in other expense discussed above.
Diluted earnings per share. Diluted earnings per share for the three months ended December 31, 2016 was $0.82, a $0.40 increase from the three months ended January 2, 2016. The increase in diluted earnings per share for the three months ended December 31, 2016 as compared to the prior year period was primarily the result of the increase in net income.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
We review our internal calculation of WACC annually, and our estimated WACC is 10.5% for fiscal 2017. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 17.3% and 10.8% for the three months ended December 31, 2016 and January 2, 2016, respectively, and was calculated excluding restructuring and other charges of $1.5 million for the three months ended January 2, 2016.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Three Months Ended
	December 31, 2016	January 2, 2016
Annualized operating income (tax effected)	$124,763	$81,069
Average invested capital	720,197	753,078
After-tax ROIC	17.3%	10.8%
WACC	10.5%	11.0%
Economic Return	6.8%	(0.2)%

REPORTABLE SEGMENTS
A discussion of financial performance by reportable segment is presented below (dollars in millions):

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales:
AMER	$314.7	$305.1
APAC	310.0	299.4
EMEA	39.4	42.1
Elimination of inter-segment sales	(29.1)	(29.9)
Total net sales	$635.0	$616.7
Operating income (loss):
AMER	$14.8	$8.4
APAC	48.2	36.9
EMEA	(2.2)	(0.7)
Corporate expenses and other costs	(26.9)	(23.1)
Total operating income	$33.9	$21.5
AMER. Net sales for the three months ended December 31, 2016 increased $9.6 million, or 3.1%, as compared to the three months ended January 2, 2016. The improvement in net sales was driven by overall increased customer end-market demand as well as increased net sales of $9.8 million and $5.5 million from the ramps of new programs for existing customers and for new customers, respectively. Partially offsetting these increases were net sales decreases of $17.9 million from customer disengagements, $7.6 million due to a customer taking the manufacturing in house, $5.4 million due to manufacturing transfers to our APAC segment, $2.8 million due to a program disengagement and $2.3 million from an end-of-life product. Operating income for the three months ended December 31, 2016 increased $6.4 million as compared to the three months ended January 2, 2016, primarily due to a $4.8 million decrease in variable labor costs that resulted from productivity improvement initiatives, a $1.9 million decrease in fixed expenses, which primarily resulted from the closure of our Fremont facility, and the increase in net sales.
APAC. Net sales for the three months ended December 31, 2016 increased $10.6 million, or 3.5%, as compared to the three months ended January 2, 2016. The increase in net sales was primarily due to increased customer end-market demand, a $16.0 million increase due to the ramp of new programs for existing customers, $6.3 million from the ramp of production for new customers and $5.4 million due to manufacturing transfers from our AMER segment. These increases were partially offset by decreases in net sales of $32.2 million due to a program disengagement and $19.8 million due to the consolidation of a customer's business. Operating income for the three months ended December 31, 2016 increased by $11.3 million, or 30.6%, as compared to the three months ended January 2, 2016, primarily due to a positive change in customer mix and the increase in net sales. During the three months ended December 31, 2016 operating income was also positively impacted by a supply chain improvement initiative and operational efficiencies.
EMEA. Net sales for the three months ended December 31, 2016 decreased $2.7 million, or 6.4%, as compared to the three months ended January 2, 2016. The decrease in net sales was attributable primarily to overall decreased end-market demand, partially offset by a $3.4 million increase in net sales due to the ramp of a new program for an existing customer. Operating loss for the three months ended December 31, 2016 increased by $1.5 million as compared to the three months ended January 2, 2016, primarily due to decreased net sales and an unfavorable shift in net sales mix.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and restricted cash were $497.8 million as of December 31, 2016, and $433.0 million as of October 1, 2016.
As of December 31, 2016, approximately 95.3% of our cash balance was held outside of the U.S. by our foreign subsidiaries. While our intent has been to permanently reinvest the funds held in these countries, from time to time we review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. For example, during fiscal 2016, the Company repatriated $100.0 million of that fiscal year's foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The repatriation does not impact the permanently reinvested assertions made by the Company regarding prior period foreign earnings as the remittance was distributed exclusively from current year foreign earnings. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. The Company does not anticipate a similar repatriation in the foreseeable future. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash provided by operating activities	$79.5	$21.3
Cash used in investing activities	$(6.8)	$(11.7)
Cash used in financing activities	$(4.2)	$(9.7)
Operating Activities. Cash flows provided by operating activities during the three months ended December 31, 2016 was approximately $79.5 million, a $58.2 million increase as compared to the three months ended January 2, 2016. As compared to the prior year quarter, the improvement in cash flows provided by operating activities was primarily due to the increase in net sales and working capital improvements, which were driven by a $46.2 million increase in accounts receivable cash flows and a $10.3 million increase in accounts payable cash flows, partially offset by a $22.9 million decrease in inventory cash flows.
The improvement in accounts receivable cash flows primarily resulted from the expansion of an accounts receivable factoring program during the fiscal first quarter of 2017, which resulted in a $55.3 million increase in receivables sold during the three months ended December 31, 2016 as compared to the three months ended January 2, 2016. As compared to the prior year quarter, the change in inventory cash flows and accounts payable cash flows resulted from increased inventory procurement to support higher forecasted net sales in the subsequent quarter.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 31, 2016	January 2, 2016
Days in accounts receivable	49	53
Days in inventory	90	88
Days in accounts payable	(60)	(59)
Days in cash deposits	(13)	(11)
Annualized cash cycle	66	71
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
As of December 31, 2016, annualized cash cycle days decreased by five days as compared to January 2, 2016 due to the following factors:
Days in accounts receivable for the three months ended December 31, 2016 decreased four days as compared to the three months ended January 2, 2016, primarily due to a $55.3 million increase in receivables sold as compared to the prior year quarter. The expansion of an accounts receivable factoring program during the quarter increased the number of customers whose accounts may be factored and thus permitted us to increase its utilization.
Days in inventory for the three months ended December 31, 2016 increased by two days compared to the three months ended January 2, 2016. The increase was primarily driven by the increase in inventory to support higher forecasted net sales.
Days in accounts payable for the three months ended December 31, 2016 increased by one day compared to the three months ended January 2, 2016. The increase was primarily driven by increased purchasing activity to support the increase in forecasted net sales.
Days in cash deposits for the three months ended December 31, 2016, increased by two days compared to the three months ended January 2, 2016, as significant deposits were received from two customers during the first quarter of fiscal 2017 and the third quarter of fiscal 2016, respectively.
Free Cash Flow. We define free cash flow (“FCF”), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF for the three months ended December 31, 2016 was $72.5 million, an improvement of $63.0 million from the $9.5 million of free cash flow for the three months ended January 2, 2016. The increase was primarily due to the increase in cash flows provided by operations, as compared to the three months ended January 2, 2016, and a decrease in capital expenditures.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Three Months Ended
	December 31, 2016	January 2, 2016
Cash flows provided by operating activities	$79.5	$21.3
Payments for property, plant and equipment	(7.0)	(11.8)
Free cash flow	$72.5	$9.5
Investing Activities. Cash flows used in investing activities totaled $6.8 million for the three months ended December 31, 2016, a decrease of $4.9 million as compared to $11.7 million for the three months ended January 2, 2016. The decrease was due to decreased capital expenditures.
We estimate funded capital expenditures for fiscal 2017 to be approximately $50.0 to $60.0 million, of which $7.0 million was utilized through the first three months of fiscal 2017. The remaining fiscal 2017 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $4.2 million for the three months ended December 31, 2016 as compared to $9.7 million for the three months ended January 2, 2016. The $5.5 million decrease in cash flows used in financing activities for the three months ended December 31, 2016, as compared to the three months ended January 2, 2016, was driven by a $5.1 million increase in proceeds from the exercise of stock options and a $1.4 million decrease in share repurchases, which was partially offset by a $2.4 million increase in minimum tax withholdings related to the vesting of restricted stock units.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. We will repurchase shares subject to market conditions.  During the three months ended December 31, 2016, the Company repurchased 144,729 shares for approximately $7.1 million, at an average price of $48.79 per share.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the three months ended January 2, 2016, the Company repurchased 227,312 shares for approximately $8.5 million, at an average price of $37.23 per share.

All shares repurchased under the repurchase programs were recorded as treasury stock.
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) with a $300.0 million maximum commitment that expires on July 5, 2021.  The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions.
Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of December 31, 2016, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 1.760%). As of December 31, 2016, the $75.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of December 31, 2016. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.
The financial covenants under the Credit Agreement require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 31, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus issued $175.0 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of December 31, 2016, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
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
On October 4, 2016, the Company entered into a Master Accounts Receivable Purchase Agreement (the “RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Purchaser”). Pursuant to the RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the Purchaser up to an aggregate of $100.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed upon discount. The facility represented by the RPA is non-committed, meaning that the Company and each other Seller acknowledge that they have not paid a commitment or comparable fee to the Purchaser, and that the Purchaser does not have a continuing obligation to purchase any receivable from any Seller. The Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type.
We sold $77.8 million of trade accounts receivable during the three months ended December 31, 2016, and in exchange, received cash proceeds of $77.4 million. During the three months ended January 2, 2016, we sold $22.3 million of trade accounts receivable under a prior program, and in exchange, received cash proceeds of $22.1 million. In each case, the discount was recorded within "Miscellaneous expense" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2016 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2017	2018-2019	2020-2021	2022 and thereafter
Long-Term Debt Obligations (1,2)	$263.6	$82.4	$181.2	$—	$—
Capital Lease and Other Short-Term Debt Obligations	5.8	3.7	1.7	0.4	—
Operating Lease Obligations	28.9	7.2	13.0	8.0	0.7
Purchase Obligations (3)	523.0	498.5	23.2	1.2	0.1
Other Long-Term Liabilities on the Balance Sheet (4)	12.6	0.4	0.3	0.1	11.8
Other Long-Term Liabilities not on the Balance Sheet (5)	6.6	2.6	0.2	0.9	2.9
Other Financing Obligations (6)	12.5	1.1	3.1	3.2	5.1
Total Contractual Cash Obligations	$853.0	$595.9	$222.7	$13.8	$20.6

1)
Includes amounts outstanding under the Credit Facility. As of December 31, 2016, the outstanding balance was $75.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of December 31, 2016, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of December 31, 2016, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.8 million, as of December 31, 2016, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of December 31, 2016, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2016 annual report on Form 10-K. During the first quarter of fiscal 2017, there were no material changes to these policies.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 14, "New Accounting Pronouncements," in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	7.8%	8.2%
Total costs	12.7%	12.7%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 31, 2016, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows. We will continue to monitor developments related to the Brexit and their potential impact on the Company.
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
As of December 31, 2016, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.
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

Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2017, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended October 1, 2016.
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended December 31, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
October 2, 2016 to October 29, 2016	39,353	$46.22	39,353	$148,181,179
October 30, 2016 to November 26, 2016	57,477	$47.50	57,477	$145,451,219
November 27, 2016 to December 31, 2016	47,899	$52.46	47,899	$142,938,420
Total	144,729	$48.79	144,729
* On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.  During the three months ended December 31, 2016, the Company repurchased 144,729 shares for approximately $7.1 million, at an average price of $48.79 per share. These shares were recorded as treasury stock.

ITEM 6.    Exhibits
See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 2/3/17	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 2/3/17	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer

Exhibit Index

10.1	Form of Restricted Stock Unit Award Agreement for Directors under the Plexus Corp. 2016 Omnibus Incentive Plan*
10.2
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of December 14, 2016.**

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
** Reflects non-material changes to the original agreement that were finalized in December 2016.