Form 10-Q
period 2017-04-01
PLEXUS CORP
filed 2017-05-05
CIK 785786

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
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2017, there were 33,716,707 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

April 1, 2017

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$604,349	$618,660	$1,239,368	$1,235,324
Cost of sales	540,549	565,388	1,111,212	1,131,993
Gross profit	63,800	53,272	128,156	103,331
Selling and administrative expenses	31,229	28,009	61,682	55,037
Restructuring and other charges	—	1,917	—	3,424
Operating income	32,571	23,346	66,474	44,870
Other income (expense):
Interest expense	(3,262)	(3,674)	(6,536)	(7,208)
Interest income	1,185	1,015	2,256	1,947
Miscellaneous	1,925	(1,128)	1,251	(2,748)
Income before income taxes	32,419	19,559	63,445	36,861
Income tax expense	3,124	2,772	5,971	5,626
Net income	$29,295	$16,787	$57,474	$31,235
Earnings per share:
Basic	$0.87	$0.50	$1.71	$0.94
Diluted	$0.84	$0.50	$1.66	$0.92
Weighted average shares outstanding:
Basic	33,703	33,319	33,619	33,368
Diluted	34,702	33,834	34,631	33,957
Comprehensive income:
Net income	$29,295	$16,787	$57,474	$31,235
Other comprehensive income (loss):
Derivative instrument fair value adjustments	3,159	8,043	(2,244)	13,787
Foreign currency translation adjustments	2,613	1,022	(8,746)	(5,584)
Other comprehensive income (loss)	5,772	9,065	(10,990)	8,203
Total comprehensive income	$35,067	$25,852	$46,484	$39,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	April 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$524,520	$432,964
Restricted cash	458	—
Accounts receivable, net of allowances of $1,952 and $2,368, respectively	320,495	416,888
Inventories	609,709	564,131
Prepaid expenses and other	25,130	19,364
Total current assets	1,480,312	1,433,347
Property, plant and equipment, net	282,827	291,225
Deferred income taxes	4,733	4,834
Other	36,475	36,413
Total non-current assets	324,035	332,472
Total assets	$1,804,347	$1,765,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$92,623	$78,507
Accounts payable	382,312	397,200
Customer deposits	83,544	84,637
Accrued salaries and wages	38,373	41,806
Other accrued liabilities	44,584	48,286
Total current liabilities	641,436	650,436
Long-term debt, capital lease obligations and other financing, net of current portion	185,638	184,002
Other liabilities	15,835	14,584
Total non-current liabilities	201,473	198,586
Total liabilities	842,909	849,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,818 and 51,272 shares issued, respectively, and 33,735 and 33,457 shares outstanding, respectively	518	513
Additional paid-in capital	542,705	530,647
Common stock held in treasury, at cost, 18,083 and 17,815 shares, respectively	(553,874)	(539,968)
Retained earnings	994,618	937,144
Accumulated other comprehensive loss	(22,529)	(11,539)
Total shareholders’ equity	961,438	916,797
Total liabilities and shareholders’ equity	$1,804,347	$1,765,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net income	$57,474	$31,235
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	22,489	23,903
Amortization of deferred financing fees	155	162
(Gain) loss on sale of property, plant and equipment	(329)	116
Deferred income taxes	1	144
Share-based compensation expense	8,013	6,957
Changes in operating assets and liabilities:
Accounts receivable	92,751	57,732
Inventories	(49,325)	3,783
Other current and noncurrent assets	(5,711)	104
Accounts payable	(11,719)	(13,438)
Customer deposits	(594)	(10,305)
Other current and noncurrent liabilities	(7,598)	(9,080)
Cash flows provided by operating activities	105,607	91,313
Cash flows from investing activities:
Payments for property, plant and equipment	(14,621)	(16,757)
Proceeds from sale of property, plant and equipment	427	6
Cash flows used in investing activities	(14,194)	(16,751)
Cash flows from financing activities:
Borrowings under credit facility and other short-term borrowings	97,926	289,000
Payments on debt and capital lease obligations	(84,745)	(291,404)
Debt issuance costs	—	(70)
Repurchases of common stock	(13,906)	(15,738)
Proceeds from exercise of stock options	9,883	742
Payments related to tax withholding for share-based compensation	(5,833)	(2,560)
Cash flows provided by (used in) financing activities	3,325	(20,030)
Effect of exchange rate changes on cash and cash equivalents	(2,724)	(1,842)
Net increase in cash, cash equivalents and restricted cash	92,014	52,690
Cash, cash equivalents and restricted cash:
Beginning of period	432,964	357,106
End of period	$524,978	$409,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of April 1, 2017 and October 1, 2016, and the results of operations for the three and six months ended April 1, 2017 and April 2, 2016, and the cash flows for the same six month periods.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include short-term, highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Restricted cash represents cash received from customers to settle invoices sold under master accounts receivable purchase agreements and is therefore contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser. This is also classified as Level 1 in the fair value hierarchy described below.
Noncash Supplemental Executive Retirement Plan Transaction
In March 2017, the Company changed trustee for its supplemental executive retirement plan. The change resulted in a settlement and re-investment of $10.3 million, with no actual cash received or distributed by the Company.
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s long-term debt was $174.0 million and $176.4 million as of April 1, 2017 and October 1, 2016, respectively. The carrying value of the Company’s long-term debt was $175.0 million as of both April 1, 2017 and October 1, 2016. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of April 1, 2017 and October 1, 2016 consisted of (in thousands):

	April 1, 2017	October 1, 2016
Raw materials	$451,722	$414,303
Work-in-process	66,855	69,423
Finished goods	91,132	80,405
Total inventories	$609,709	$564,131
Customer deposits are received by the Company for various reasons, including to offset certain obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of April 1, 2017 and October 1, 2016 was $82.3 million and $74.6 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of April 1, 2017 and October 1, 2016, consisted of the following (in thousands):

	April 1, 2017	October 1, 2016
Borrowing under the credit facility	$90,000	$75,000
5.20% senior notes, due June 15, 2018	175,000	175,000
Capital lease, non-cash financing of leased facility and other obligations	14,210	13,614
Unamortized deferred financing fees	(949)	(1,105)
Total obligations	278,261	262,509
Less: current portion	(92,623)	(78,507)
Long-term debt and capital lease obligations, net of current portion	$185,638	$184,002
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) with a $300.0 million maximum commitment that expires on July 5, 2021.  The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three and six months ended April 1, 2017, the highest daily borrowing was $142.0 million and the average daily borrowing was $88.8 million and $103.0 million, respectively. The Company borrowed $23.0 million and repaid $8.0 million of revolving borrowings under the Credit Facility during the three months ended April 1, 2017. The Company borrowed $96.0 million and repaid $81.0 million of revolving borrowings under the Credit Facility during the six months ended April 1, 2017.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of April 1, 2017, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of April 1, 2017, the interest rate under the Credit Agreement was LIBOR plus 1.125% (or 2.108%).

As of April 1, 2017, $75.0 million of the total $90.0 million of outstanding borrowings under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million interest rate swap contract discussed in Note 4, "Derivatives and Fair Value Measurements." The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of April 1, 2017.
The Company also has outstanding 5.20% senior notes, due on June 15, 2018 (the “Notes”). As of April 1, 2017 and October 1, 2016, $175.0 million of Notes was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.7 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of April 1, 2017 and $73.7 million as of October 1, 2016. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $2.7 million liability as of April 1, 2017 and a $0.5 million liability as of October 1, 2016.

The Company had additional forward currency exchange contracts outstanding with a notional value of $117.7 million as of April 1, 2017 and $109.6 million as of October 1, 2016. The Company did not designate these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous income (expense)." The total fair value of these derivatives was a net $0.4 million asset as of April 1, 2017 and a net $0.1 million asset as of October 1, 2016.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expires on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. This interest rate swap pays the Company variable interest at the one month LIBOR rate, and the Company pays the counterparty a fixed interest rate. The fixed interest rate for the contract is 0.875%. Based on the terms of the interest rate swap contract and the underlying borrowings outstanding under the Credit Facility, the interest rate contract was determined to be effective, and thus qualifies as a cash flow hedge. As such, any changes in the fair value of the interest rate swap are recorded in "Accumulated other comprehensive income (loss)" on the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of cash flows. The total fair value of the interest rate swap contract as of both April 1, 2017 and October 1, 2016, was approximately a $0.0 million asset and a $0.1 million liability, respectively. The notional amount of the Company’s interest rate swap was $75.0 million as of both April 1, 2017 and October 1, 2016.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 1, 2017	October 1, 2016		April 1, 2017	October 1, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$4	$—	Other accrued liabilities	$—	$132
Foreign currency forward contracts	Prepaid expenses and other	$—	$—	Other accrued liabilities	$2,695	$486

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		April 1, 2017	October 1, 2016		April 1, 2017	October 1, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$423	$182	Other accrued liabilities	$64	$130

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Three Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	April 1, 2017	April 2, 2016
Interest rate swaps	$12	$(227)
Foreign currency forward contracts	$1,175	$6,080

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	April 1, 2017	April 2, 2016
Interest rate swaps	Interest expense	$(28)	$(94)
Foreign currency forward contracts	Selling and administrative expenses	$(193)	$(189)
Foreign currency forward contracts	Cost of sales	$(1,843)	$(1,988)
Treasury rate locks	Interest expense	$92	$81

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	April 1, 2017	April 2, 2016
Foreign currency forward contracts	Miscellaneous income (expense)	$1,786	$(205)

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Six Months Ended
In thousands of dollars
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	April 1, 2017	April 2, 2016
Interest rate swaps	$1	$30
Foreign currency forward contracts	$(4,043)	$8,369

Derivative Impact on Gain (Loss) Recognized in Income
for the Six Months Ended
In thousands of dollars
		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	April 1, 2017	April 2, 2016
Interest rate swaps	Interest expense	$(135)	$(221)
Foreign currency forward contracts	Selling and administrative expenses	$(172)	$(512)
Foreign currency forward contracts	Cost of sales	$(1,662)	$(4,817)
Treasury rate locks	Interest expense	$171	$162

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	April 1, 2017	April 2, 2016
Foreign currency forward contracts	Miscellaneous income (expense)	$1,861	$(168)
There were no gains or losses recognized in income for derivatives related to ineffective portions or amounts excluded from effectiveness testing for the three or six months ended April 1, 2017 and April 2, 2016.
The following table lists the fair values of assets/(liabilities) of the Company’s derivatives as of April 1, 2017 and October 1, 2016, by input level, as defined in Note 1, "Basis of Presentation and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Liability
In thousands of dollars
April 1, 2017	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$4	$—	$4
Foreign currency forward contracts	$—	$(2,336)	$—	$(2,336)
October 1, 2016
Interest rate swaps	$—	$(132)	$—	$(132)
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
5.    Income Taxes
Income tax expense for the three and six months ended April 1, 2017 was $3.1 million and $6.0 million, respectively. The effective tax rates for the three and six months ended April 1, 2017 were 9.6% and 9.4%, respectively, compared to the effective tax rates of 14.2% and 15.3% for the three and six months ended April 2, 2016, respectively.
The effective tax rate for both the three and six months ended April 1, 2017 decreased from the effective tax rate for the three and six months ended April 2, 2016, primarily due to an increase in pre-tax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of April 1, 2017, as compared to October 1, 2016. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended April 1, 2017 was not material.
It is possible that one or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended April 1, 2017, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended April 1, 2017 and April 2, 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$29,295	$16,787	$57,474	$31,235
Basic weighted average common shares outstanding	33,703	33,319	33,619	33,368
Dilutive effect of share-based awards outstanding	999	515	1,012	589
Diluted weighted average shares outstanding	34,702	33,834	34,631	33,957
Earnings per share:
Basic	$0.87	$0.50	$1.71	$0.94
Diluted	$0.84	$0.50	$1.66	$0.92
For the three and six months ended April 1, 2017 and April 2, 2016 share-based awards for approximately 0.1 million and 0.9 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.
7.    Share-Based Compensation
The Company recognized $4.4 million and $8.0 million of compensation expense associated with share-based awards for the three and six months ended April 1, 2017, respectively, and $3.6 million and $7.0 million for the three and six months ended April 2, 2016, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled stock appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
The Company uses the Monte Carlo valuation model to determine the fair value of performance stock units ("PSUs") at the date of grant. PSUs are payable in shares of the Company's common stock. Beginning for fiscal 2017 grants, PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index and economic return performance during the three year performance period. The PSUs granted in fiscal 2016 and prior years vest based on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.4 million.
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
Information about the Company’s three reportable segments for the three and six months ended April 1, 2017 and April 2, 2016, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
AMER	$272,064	$330,240	$586,715	$635,337
APAC	309,758	270,544	619,727	569,891
EMEA	44,975	43,703	84,424	85,789
Elimination of inter-segment sales	(22,448)	(25,827)	(51,498)	(55,693)
	$604,349	$618,660	$1,239,368	$1,235,324
Operating income (loss):
AMER	$8,229	$15,451	$23,026	$23,837
APAC	50,484	34,862	98,724	71,813
EMEA	(1,221)	(690)	(3,456)	(1,425)
Corporate and other costs	(24,921)	(26,277)	(51,820)	(49,355)
	$32,571	$23,346	$66,474	$44,870
Other income (expense):
Interest expense	$(3,262)	$(3,674)	$(6,536)	$(7,208)
Interest income	1,185	1,015	2,256	1,947
Miscellaneous	1,925	(1,128)	1,251	(2,748)
Income before income taxes	$32,419	$19,559	$63,445	$36,861

	April 1, 2017	October 1, 2016
Total assets:
AMER	$516,359	$590,850
APAC	1,073,939	1,009,917
EMEA	135,755	136,636
Corporate and eliminations	78,294	28,416
	$1,804,347	$1,765,819

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2016 and the six months ended April 1, 2017 (in thousands):

Limited warranty liability, as of October 3, 2015	$5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	6,109
Accruals for warranties issued during the period	869
Settlements (in cash or in kind) during the period	(1,799)
Limited warranty liability, as of April 1, 2017	$5,179
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.  During the three months ended April 1, 2017, the Company repurchased 123,082 shares for approximately $6.8 million, at an average price of $55.61 per share. During the six months ended April 1, 2017, the Company repurchased 267,811 shares for approximately $13.9 million at an average price of $51.93 per share.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended April 2, 2016, the Company repurchased 208,569 shares for approximately $7.3 million, at an average price of $34.88 per share. During the six months ended April 2, 2016, the Company repurchased 435,881 shares for approximately $15.7 million at an average price of $36.11 per share.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has a Master Accounts Receivable Purchase Agreement (the “BTMU RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Purchaser”), which was amended on March 28, 2017, to, among other changes, increase the maximum facility amount from $100.0 million to $120.0 million. Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the Purchaser up to an aggregate of $120.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA is subject to expiration on October 3, 2017, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
On March 17, 2017, the Company entered into a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the “HSBC Purchaser”). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the HSBC Purchaser up to an aggregate of $30.0 million in accounts receivable owed to such Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
During the three months ended April 2, 2016, the Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous expense" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale.
The Company sold $91.5 million and $19.2 million of trade accounts receivable during the three months ended April 1, 2017 and April 2, 2016, respectively, and in exchange, received cash proceeds of $91.1 million and $19.0 million, respectively.
The Company sold $169.3 million and $41.5 million of trade accounts receivable during the six months ended April 1, 2017 and April 2, 2016, respectively, and in exchange, received cash proceeds of $168.5 million and $41.2 million, respectively.
13.    Restructuring and Other Charges
The Company incurred no restructuring and other charges during the three months ended April 1, 2017. For the three months ended April 2, 2016, the Company incurred restructuring and other charges of $1.9 million, which consisted of $1.7 million of employee termination and severance costs and $0.3 million of other exit costs.
The restructuring and other charges for the three months ended April 2, 2016, were incurred primarily in the AMER segment and related largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring and other charges in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring and other charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

The Company incurred no restructuring and other charges during the six months ended April 1, 2017, For the six months ended April 2, 2016, the Company incurred restructuring costs of $3.4 million, which consisted of $3.1 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont and Livingston, and $0.4 million of other exit costs.
In the three and six months ended April 1, 2017 and April 2, 2016, the Company did not recognize an income tax benefit for these restructuring and other charges due to tax losses in the jurisdictions where the restructuring and other charges occurred.

The Company's restructuring accrual activity for fiscal 2016 and the three and six months ended April 1, 2017 follows (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring and other charges	5,255	1,779	7,034
Amounts utilized	(4,571)	(1,621)	(6,192)
Accrued balance, October 1, 2016	$684	$158	$842
Restructuring and other charges	—	—	—
Amounts utilized	(525)	(106)	(631)
Accrued balance, December 31, 2016	$159	$52	$211
Restructuring and other charges	—	—	—
Amounts utilized	(97)	(7)	(104)
Accrued balance, April 1, 2017	$62	$45	$107
The restructuring accrual balance is expected to be utilized by the end of the third fiscal quarter of 2017.
14.    New Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to its guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The Company adopted this guidance retrospectively during the first quarter of fiscal 2017 and, as a result, the Company included restricted cash within the Consolidated Statements of Cash Flows; such amounts were not material. The retrospective adoption did not impact the prior period Consolidated Statements of Cash Flows since there was no restricted cash during any of the prior periods presented. Amounts included in restricted cash represent cash received from customers to settle invoices sold under the trade accounts receivable sale programs and is therefore contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser.
In October 2016, the FASB issued a new accounting standard intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new standard addresses certain issues where diversity in practice was identified. It also amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and will generally require retrospective adoption. Early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Statements of Cash Flows.
In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this guidance prospectively during the first fiscal quarter of 2017. As such, beginning in the first fiscal quarter of 2017, the Company recognizes all excess tax benefits and tax deficiencies as income tax benefit or expense as a discrete item. An income tax benefit of approximately $4.9 million was recognized upon adoption, and for the three and six months ended April 1, 2017, benefits of $1.2 million and $1.8 million, respectively, were also recognized. Due to the Company having a valuation allowance in the jurisdictions in which the income tax benefit was recorded, the income tax benefit was directly offset by an increase to the Company's valuation allowance resulting in no financial statement impact. The adoption did not have any other material impacts and will not materially impact the Company's future financial statements as long as the Company remains in a valuation allowance in the jurisdictions in which share based compensation awards and options vest and are exercised, respectively.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“SAFE HARBOR” CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including as a result of a facility closure; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; risks related to information technology systems and data security; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, trade protection measures, and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom's pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed in our Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2016 Form 10-K).
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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$604.3	$618.7	$1,239.4	$1,235.3
Cost of sales	540.5	565.4	1,111.2	1,132.0
Gross profit	63.8	53.3	128.2	103.3
Gross margin	10.6%	8.6%	10.3%	8.4%
Operating income	32.6	23.3	66.5	44.9
Operating margin	5.4%	3.8%	5.4%	3.6%
Net income	29.3	16.8	57.5	31.2
Diluted earnings per share	$0.84	$0.50	$1.66	$0.92
Return on invested capital*			16.8%	11.6%
Economic return*			6.3%	0.6%
* Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended April 1, 2017, net sales decreased $14.4 million, or 2.3%, as compared to the three months ended April 2, 2016. For the six months ended April 1, 2017, net sales increased $4.1 million, or 0.3%, as compared to the six months ended April 2, 2016.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
AMER	$272.1	$330.3	$586.7	$635.3
APAC	309.8	270.5	619.7	569.9
EMEA	45.0	43.7	84.4	85.8
Elimination of inter-segment sales	(22.6)	(25.8)	(51.4)	(55.7)
Total net sales	$604.3	$618.7	$1,239.4	$1,235.3
AMER. Net sales for the three months ended April 1, 2017 decreased $58.2 million, or 17.6%, as compared to the three months ended April 2, 2016. The reduction in net sales was driven by overall decreased customer end-market demand as well as decreases of $10.4 million from customer disengagements, $6.8 million due to a customer's decision to manufacture product internally and $2.3 million due to manufacturing transfers to our APAC segment. Partially offsetting these decreases were net sales increases of $8.1 million from the ramp of new programs for existing customers.
During the six months ended April 1, 2017 net sales decreased $48.6 million, or 7.7%, as compared to the six months ended April 2, 2016. The reduction in net sales was driven by decreases of $28.3 million from customer disengagements, $14.3 million due to a customer's decision to manufacture product internally, $7.7 million due to manufacturing transfers to our APAC segment, $4.5 million due to a program disengagement and $3.0 million that resulted from an end-of-life product, as well as net decreased end-market demand. Partially offsetting these decreases were net sales increases of $20.2 million and $2.5 million from the ramp of new programs for existing customers and for a new customer, respectively.
APAC. Net sales for the three months ended April 1, 2017 increased $39.3 million, or 14.5%, as compared to the three months ended April 2, 2016. The increase in net sales was primarily due to net increased customer end-market demand, a $27.4 million increase due to the ramp of new programs for existing customers, $2.3 million due to manufacturing transfers from our AMER segment and $2.0 million from the ramp of production for a new customer. These increases were partially offset by decreases in net sales of $15.8 million due to a program disengagement, $5.1 million from an end-of-life product and $5.1 million due to the consolidation of a customer's business.
During the six months ended April 1, 2017 net sales increased $49.8 million, or 8.7%, as compared to the six months ended April 2, 2016. The increase in net sales was primarily due to net increased customer end-market demand, a $55.3 million increase due to the ramp of new programs for existing customers, $7.7 million due to manufacturing transfers from our AMER segment and $5.0 million from the ramp of production for a new customer. These increases were partially offset by decreases in net sales of $47.5 million due to a program disengagement, $24.9 million due to the consolidation of a customer's business and $5.6 million that resulted from an end-of-life product.
EMEA. Net sales for the three months ended April 1, 2017 increased $1.3 million, or 2.9%, as compared to the three months ended April 2, 2016. The increase in net sales was primarily attributable to a $5.9 million increase due to the ramp of new programs for existing customers, which was partially offset by net decreased end-market demand.
During the six months ended April 1, 2017 net sales decreased $1.4 million, or 1.6%, as compared to the six months ended April 2, 2016. The decrease in net sales was attributable primarily to net decreased customer end-market demand as well as a $2.6 million decrease that resulted from an end-of-life product. Partially offsetting these decreases was a net sales increase of $11.0 million from the ramp of new programs for existing customers.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Healthcare/Life Sciences	$204.9	$189.7	$415.9	$381.2
Industrial/Commercial	191.9	168.8	397.6	341.6
Communications	108.2	156.7	239.6	313.4
Defense/Security/Aerospace	99.3	103.5	186.3	199.1
Total net sales	$604.3	$618.7	$1,239.4	$1,235.3
Healthcare/Life Sciences. Net sales in the Healthcare/Life Sciences sector increased $15.2 million for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. The increase was primarily driven by increases in net sales of $12.3 million due to the ramp of new programs for existing customers and $2.0 million from the ramp of production for a new customer, as well as net increased end-market demand. Partially offsetting the increases was a $6.9 million decrease in net sales due to a customer's decision to manufacture product internally.
During the six months ended April 1, 2017 net sales in the Healthcare/Life Sciences sector increased $34.7 million as compared to the six months ended April 2, 2016. The increase was primarily driven by increases in net sales of $28.7 million due to the ramp of new programs for existing customers and $6.9 million from the ramp of production for new customers, as well as net increased end-market demand. Partially offsetting the increases was an $14.9 million decrease in net sales due to a customer's decision to manufacture product internally.
Industrial/Commercial. Net sales in the Industrial/Commercial sector increased $23.1 million for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. The increase was primarily driven by increases in net sales of $28.6 million due to the ramp of new programs for existing customers and net increased end-market demand. Partially offsetting the increases were decreases in net sales of $5.1 million due to the consolidation of a customer's business and $4.0 million related to a customer disengagement.
During the six months ended April 1, 2017 net sales in the Industrial/Commercial sector increased $56.0 million as compared to the six months ended April 2, 2016. The increase was primarily driven by increases in net sales of $53.6 million due to the ramp of new programs for existing customers and net increased end-market demand. Partially offsetting the increases were decreases in net sales of $24.9 million due to the consolidation of a customer's business and $15.5 million related to a customer disengagement.
Communications. Net sales in the Communications sector decreased $48.5 million for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. The reduction in net sales was primarily driven by net decreased end-market demand, a $16.1 million decrease in net sales due to a program disengagement, a $6.4 million decrease due to a customer disengagement and a $5.1 million decrease that resulted from an end-of-life product.

During the six months ended April 1, 2017 net sales in the Communications sector decreased $73.8 million as compared to the six months ended April 2, 2016. The reduction in net sales was primarily driven by a $48.4 million decrease in net sales due to a program disengagement, a $15.4 million decrease due to customer disengagements and a $11.2 million decrease that resulted from end-of-life products, as well as overall net decreased end-market demand. Partially offsetting the decreases was a $2.8 million increase in net sales due to the ramp of production of new products for an existing customer.
Defense/Security/Aerospace. Net sales in the Defense/Security/Aerospace sector decreased $4.2 million for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. The decrease was primarily attributable to net decreased customer end-market demand.
During the six months ended April 1, 2017 net sales in the Defense/Security/Aerospace sector decreased $12.8 million as compared to the six months ended April 2, 2016. The decrease was primarily attributable to net decreased customer end-market demand and a $4.8 million decrease from a program disengagement.
Cost of sales. For the three and six months ended April 1, 2017, cost of sales decreased $24.9 million and $20.8 million, respectively, as compared to the three and six months ended April 2, 2016. As compared to the prior year periods, the percentage decrease in cost of sales was greater than the percentage decrease in net sales primarily due to a positive shift in customer mix and supply chain productivity initiatives. For both periods, cost of sales also benefited from higher absorption of variable labor costs and fixed expenses, which resulted from an increase in inventory and production levels as compared to the prior year quarter due to the timing of shipments and to support new program ramps.
Cost of sales is comprised primarily of material and component costs, labor costs, and overhead. For both the three and six months ended April 1, 2017 and April 2, 2016, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91% of the variable costs for both periods was related to material and component costs. As a result of using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally result in an immaterial impact on gross profit.
Gross profit. For the three months ended April 1, 2017, gross profit increased $10.5 million, or 19.7%, as compared to the three months ended April 2, 2016. Gross margin increased 200 basis points as compared to the three months ended April 2, 2016. The primary driver of the increase in gross profit and gross margin was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed.
Gross profit for the six months ended April 1, 2017, increased $24.9 million, or 24.1%, as compared to the six months ended April 2, 2016. Gross margin increased 190 basis points as compared to the six months ended April 2, 2016. The primary driver of the increase in gross profit and gross margin was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed.
Operating income. For the three months ended April 1, 2017, operating income increased $9.3 million, or 39.9%, as compared to the three months ended April 2, 2016, primarily due to the increase in gross profit described above and a $1.9 million decrease in restructuring and other charges. Partially offsetting the increases was a $3.2 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, primarily driven by an increase in variable compensation expense and share-based compensation expense.
For the six months ended April 1, 2017, operating income increased $21.6 million, or 48.1%, as compared to the six months ended April 2, 2016, primarily due to the increase in gross profit described above and a $3.4 million decrease in restructuring and other charges. Partially offsetting the increases was a $6.6 million increase in S&A expenses as compared to the prior year, primarily driven by an increase in variable compensation expense and share-based compensation expense.
A discussion of operating income (loss) by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Operating income (loss):
AMER	$8.2	$15.4	$23.0	$23.8
APAC	50.5	34.9	98.7	71.8
EMEA	(1.2)	(0.7)	(3.5)	(1.4)
Corporate expenses and other costs	(24.9)	(26.3)	(51.7)	(49.3)
Total operating income	$32.6	$23.3	$66.5	$44.9

AMER. Operating income for the three months ended April 1, 2017 decreased $7.2 million as compared to the three months ended April 2, 2016, primarily due to lower leverage of fixed costs and decreased net sales.
Operating income for the six months ended April 1, 2017 decreased $0.8 million as compared to the six months ended April 2, 2016, primarily due to decreased net sales.
APAC. Operating income for the three and six months ended April 1, 2017 increased by $15.6 million and $26.9 million, respectively, as compared to the three and six months ended April 2, 2016, primarily due to the increase in net sales, supply chain productivity initiatives and a positive shift in customer mix.
EMEA. Operating loss for the three and six months ended April 1, 2017 increased by $0.5 million and $2.1 million, respectively, as compared to the three and six months ended April 2, 2016, primarily due to a negative shift in net sales mix.
Other income (expense). Other expense decreased by $3.6 million for the three months ended April 1, 2017 as compared to the three months ended April 2, 2016. The improvement was primarily due to foreign exchange volatility, which improved from a $1.2 million loss for the three months ended April 2, 2016, to a $1.7 million gain for the three months ended April 1, 2017.
Other expense decreased by $5.0 million for the six months ended April 1, 2017 as compared to the six months ended April 2, 2016. The improvement was primarily due to foreign exchange volatility, which improved from a $2.8 million loss for the six months ended April 2, 2016, to a $1.5 million gain for the six months ended April 1, 2017.
For both the three and six month comparative periods, the improvement resulted from foreign exchange volatility, primarily in the APAC segment.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Effective tax rate	9.6%	14.2%	9.4%	15.3%
Income tax expense for the three months ended April 1, 2017 and April 2, 2016 was $3.1 million and $2.8 million, respectively. Income tax expense for the six months ended April 1, 2017 and April 2, 2016 was $6.0 million and $5.6 million, respectively. The decrease in the effective tax rate for the three and six months ended April 1, 2017 compared to the three and six months ended April 2, 2016, was primarily due to an increase in pretax earnings in lower tax-rate jurisdictions and in jurisdictions where the Company maintains a valuation allowance.
Our effective tax rate varies from the U.S. statutory rate of 35.0% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate may be impacted by changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2017 is expected to be between 8.0% and 10.0%.
Net income. Net income for the three and six months ended April 1, 2017 increased $12.5 million and $26.3 million, respectively, as compared to the three months ended April 2, 2016, primarily due to the increase in operating income and decrease in other expense discussed above.
Diluted earnings per share. Diluted earnings per share for the three months ended April 1, 2017 was $0.84, a $0.34 increase from the three months ended April 2, 2016. Diluted earnings per share for the six months ended April 1, 2017 was $1.66, a $0.74 increase from the six months ended April 2, 2016. For both the three and six months ended April 1, 2017, the increase in diluted earnings per share was primarily the result of the increase in net income. In each case, the increase in net income was partially offset by an increase in the number of dilutive awards outstanding.
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

Non-GAAP financial measures, including ROIC and Economic Return, are used for internal management goals and decision making because such measures provide management and investors additional insight into financial performance. In particular, we provide ROIC and Economic Return because we believe they offer insight into the metrics that are driving management decisions because we view ROIC and Economic Return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation, and certain compensation incentives are based on Economic Return.
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling three-quarter period for the fiscal second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
We review our internal calculation of WACC annually, and our estimated WACC is 10.5% for fiscal 2017. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 16.8% and 11.6% for the six months ended April 1, 2017 and April 2, 2016, respectively, and was calculated excluding restructuring and other charges of $3.4 million for the six months ended April 2, 2016.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Six Months Ended
	April 1, 2017	April 2, 2016
Annualized operating income (tax effected)	$120,983	$85,963
Average invested capital	718,524	743,112
After-tax ROIC	16.8%	11.6%
WACC	10.5%	11.0%
Economic Return	6.3%	0.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and restricted cash were $525.0 million as of April 1, 2017, and $433.0 million as of October 1, 2016.
As of April 1, 2017, approximately 94.3% of our cash balance was held outside of the U.S. by our foreign subsidiaries. While our intent is to permanently reinvest the funds held in these countries, we regularly review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. For example, during fiscal 2016, the Company repatriated $100.0 million of that fiscal year's foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. The Company does not anticipate a similar repatriation in the foreseeable future. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash provided by operating activities	$105.6	$91.3
Cash used in investing activities	$(14.2)	$(16.8)
Cash provided by (used in) financing activities	$3.3	$(20.0)
Operating Activities. Cash flows provided by operating activities during the six months ended April 1, 2017 was $105.6 million, a $14.3 million increase as compared to the six months ended April 2, 2016. As compared to the prior year quarter, the improvement in cash flows provided by operating activities was primarily driven by the increase in net income, partially offset by an $11.0 million unfavorable change in working capital.
Working capital cash flows declined as compared to the prior year quarter primarily due to a $53.1 million increase in cash used for inventory, which was driven by additional inventory on hand that we expected to ship during the quarter, but did not based on lower customer demand, as well as inventory to support the ramp of new programs for several customers. Partially offsetting the increase in cash used for inventory were improvements in working capital cash flows of $35.0 million from accounts receivable cash flows, which resulted primarily from increased factoring activity discussed below, and a $9.7 million increase in customer deposit cash flows.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	April 1, 2017	April 2, 2016
Days in accounts receivable	48	48
Days in inventory	103	91
Days in accounts payable	(64)	(62)
Days in cash deposits	(14)	(11)
Annualized cash cycle	73	66
We calculate days in accounts receivable as accounts receivable at the end of the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item at the end of the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable and days in inventory, less days in accounts payable and days in cash deposits.
As of April 1, 2017, annualized cash cycle days increased by seven days as compared to April 2, 2016 due to the following factors:
Days in accounts receivable for the three months ended April 1, 2017 remained flat as as compared to the three months ended April 2, 2016, due to a $72.3 million increase in accounts receivable sold under factoring programs, which offset an increase in accounts receivable that resulted from a shift in customer mix and an increase in payment terms with certain customers.

Days in inventory for the three months ended April 1, 2017 increased by 12 days compared to the three months ended April 2, 2016, primarily driven by delayed customer shipments and inventory procured to support new program ramps.
Days in accounts payable for the three months ended April 1, 2017 increased by two days compared to the three months ended April 2, 2016, primarily driven by increased purchasing activity to support new program ramps.
Days in cash deposits for the three months ended April 1, 2017, increased by three days compared to the three months ended April 2, 2016, as significant deposits were received from two customers during the first quarter of fiscal 2017 and the third quarter of fiscal 2016, respectively.
Free Cash Flow. We define free cash flow (“FCF”), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF for the six months ended April 1, 2017 was $91.0 million, an improvement of $16.5 million from the $74.5 million of free cash flow for the six months ended April 2, 2016.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Six Months Ended
	April 1, 2017	April 2, 2016
Cash flows provided by operating activities	$105.6	$91.3
Payments for property, plant and equipment	(14.6)	(16.8)
Free cash flow	$91.0	$74.5
Investing Activities. Cash flows used in investing activities totaled $14.2 million for the six months ended April 1, 2017, a decrease of $2.6 million as compared to $16.8 million for the six months ended April 2, 2016.
We estimate funded capital expenditures for fiscal 2017 to be approximately $40.0 to $50.0 million, of which $14.6 million was utilized through the first six months of fiscal 2017. The remaining fiscal 2017 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows provided by financing activities totaled $3.3 million for the six months ended April 1, 2017 as compared to $20.0 million used in financing activities for the six months ended April 2, 2016. The $23.4 million increase in cash flows provided by financing activities for the six months ended April 1, 2017, as compared to the six months ended April 2, 2016, was primarily driven by a net $15.6 million increase in borrowings and a $9.1 million increase in proceeds from the exercise of stock options.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.  We will repurchase shares subject to market conditions.  During the six months ended April 1, 2017, the Company repurchased 267,811 shares for approximately $13.9 million at an average price of $51.93 per share.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the six months ended April 2, 2016, the Company repurchased 435,881 shares for approximately $15.7 million at an average price of $36.11 per share.
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
Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of April 1, 2017, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 2.108%). As of April 1, 2017, the $90.0 million of outstanding debt under the Credit Facility is effectively at a fixed interest rate as a result of a $75.0 million notional amount of interest rate swap contracts discussed in Note 4, "Derivatives and Fair Value Measurements," in Notes to Condensed Consolidated Financial Statements. The Company is required to pay an annual commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of April 1, 2017. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.
The financial covenants under the Credit Agreement require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of April 1, 2017, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus issued $175.0 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of April 1, 2017, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
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
The Company has a Master Accounts Receivable Purchase Agreement (the “BTMU RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “Purchaser”), which was amended on March 28, 2017, to, among other changes, increase the maximum facility amount from $100.0 million to $120.0 million. Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the Purchaser up to an aggregate of $120.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA is subject to expiration on October 3, 2017, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
On March 17, 2017, the Company entered into a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the “HSBC Purchaser”). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the HSBC Purchaser up to an aggregate of $30.0 million in accounts receivable owed to such Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
We sold $91.5 million and $169.3 million of trade accounts receivable during the respective three and six months ended April 1, 2017, and in exchange, received cash proceeds of $91.1 million and $168.5 million, respectively.
During the respective three and six months ended April 2, 2016, we sold $19.2 million and $41.5 million of trade accounts receivable under a prior program, and in exchange, received cash proceeds of $19.0 million and $41.2 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous expense" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of April 1, 2017 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2017	2018-2019	2020-2021	2022 and thereafter
Long-Term Debt Obligations (1,2)	$276.0	$94.8	$181.2	$—	$—
Capital Lease and Other Short-Term Debt Obligations	6.2	2.0	2.6	1.2	0.4
Operating Lease Obligations	25.5	4.4	12.3	8.0	0.8
Purchase Obligations (3)	519.4	480.5	37.5	1.1	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	12.8	0.3	0.4	—	12.1
Other Long-Term Liabilities not on the Balance Sheet (5)	6.5	0.9	1.9	0.8	2.9
Other Financing Obligations (6)	12.2	0.8	3.1	3.2	5.1
Total Contractual Cash Obligations	$858.6	$583.7	$239.0	$14.3	$21.6

1)
Includes amounts outstanding under the Credit Facility. As of April 1, 2017, the outstanding balance was $90.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes and estimated interest obligations thereon; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of April 1, 2017, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of April 1, 2017, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.8 million, as of April 1, 2017, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of April 1, 2017, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility. Excludes $20.3 million of future minimum payments under renewal options from 2025 through 2034.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2016 annual report on Form 10-K. During the second quarter of fiscal 2017, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	8.3%	8.9%
Total costs	13.9%	11.5%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of April 1, 2017, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows. We will continue to monitor developments related to the Brexit and their potential impact on the Company.
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
As of April 1, 2017, our only material interest rate risk is associated with our Credit Facility. Through the use of an interest rate swap, as described above, we fixed the basis on which we pay interest on $75.0 million of the total $90.0 million outstanding, and the borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2017, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended April 1, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
January 1, 2017 to January 28, 2017	29,683	$53.95	29,683	$141,336,874
January 29, 2017 to February 25, 2017	40,419	$55.49	40,419	$139,093,984
February 26, 2017 to April 1, 2017	52,980	$56.64	52,980	$136,093,504
Total	123,082	$55.61	123,082
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

Plexus Corp.
Registrant

Date: 5/5/17	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 5/5/17	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer

Exhibit Index

10.1
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017.*

10.2	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan**
10.3	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan** (superseded except as to outstanding awards)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC and Economic Return to GAAP Financial Statements
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Reflects non-material changes to the original agreement that were finalized in March 2017.
** Reflects non-material changes that were finalized in February 2017.