Form 10-Q
period 2017-07-01
PLEXUS CORP
filed 2017-08-04
CIK 785786

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
For the quarterly period ended July 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 33,600,857 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

July 1, 2017

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$618,832	$667,616	$1,858,200	$1,902,940
Cost of sales	557,647	605,118	1,668,859	1,737,111
Gross profit	61,185	62,498	189,341	165,829
Selling and administrative expenses	31,716	29,775	93,398	84,812
Restructuring and other charges	—	1,805	—	5,229
Operating income	29,469	30,918	95,943	75,788
Other income (expense):
Interest expense	(3,294)	(3,637)	(9,830)	(10,845)
Interest income	1,299	1,134	3,555	3,081
Miscellaneous	(103)	297	1,147	(2,451)
Income before income taxes	27,371	28,712	90,815	65,573
Income tax expense	1,792	2,613	7,762	8,239
Net income	$25,579	$26,099	$83,053	$57,334
Earnings per share:
Basic	$0.76	$0.78	$2.47	$1.72
Diluted	$0.74	$0.76	$2.40	$1.68
Weighted average shares outstanding:
Basic	33,669	33,402	33,636	33,379
Diluted	34,568	34,174	34,585	34,043
Comprehensive income:
Net income	$25,579	$26,099	$83,053	$57,334
Other comprehensive income (loss):
Derivative instrument fair value adjustments	2,991	(1,329)	747	12,458
Foreign currency translation adjustments	6,367	(7,570)	(2,379)	(13,154)
Other comprehensive income (loss)	9,358	(8,899)	(1,632)	(696)
Total comprehensive income	$34,937	$17,200	$81,421	$56,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	July 1, 2017	October 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$519,172	$432,964
Restricted cash	787	—
Accounts receivable, net of allowances of $1,801 and $2,368, respectively	318,168	416,888
Inventories	653,101	564,131
Prepaid expenses and other	29,581	19,364
Total current assets	1,520,809	1,433,347
Property, plant and equipment, net	305,763	291,225
Deferred income taxes	4,786	4,834
Other	37,274	36,413
Total non-current assets	347,823	332,472
Total assets	$1,868,632	$1,765,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$267,297	$78,507
Accounts payable	394,220	397,200
Customer deposits	81,326	84,637
Accrued salaries and wages	46,844	41,806
Other accrued liabilities	45,449	48,286
Total current liabilities	835,136	650,436
Long-term debt, capital lease obligations and other financing, net of current portion	26,138	184,002
Other liabilities	16,052	14,584
Total non-current liabilities	42,190	198,586
Total liabilities	877,326	849,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,856 and 51,272 shares issued, respectively, and 33,583 and 33,457 shares outstanding, respectively	519	513
Additional paid-in capital	547,586	530,647
Common stock held in treasury, at cost, 18,273 and 17,815 shares, respectively	(563,824)	(539,968)
Retained earnings	1,020,196	937,144
Accumulated other comprehensive loss	(13,171)	(11,539)
Total shareholders’ equity	991,306	916,797
Total liabilities and shareholders’ equity	$1,868,632	$1,765,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$83,053	$57,334
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	33,785	35,789
Amortization of deferred financing fees	233	243
(Gain) loss on sale of property, plant and equipment	(24)	267
Deferred income taxes	86	142
Share-based compensation expense	12,485	10,599
Changes in operating assets and liabilities:
Accounts receivable	98,404	4,985
Inventories	(87,824)	(11,340)
Other current and noncurrent assets	(10,731)	(476)
Accounts payable	(6,414)	18,173
Customer deposits	(3,370)	7,016
Other current and noncurrent liabilities	2,240	(120)
Cash flows provided by operating activities	121,923	122,612
Cash flows from investing activities:
Payments for property, plant and equipment	(24,443)	(23,776)
Proceeds from sale of property, plant and equipment	436	48
Cash flows used in investing activities	(24,007)	(23,728)
Cash flows from financing activities:
Borrowings under credit facility and other short-term borrowings	166,087	453,000
Payments on debt and capital lease obligations	(156,877)	(457,088)
Debt issuance costs	—	(70)
Repurchases of common stock	(23,856)	(22,914)
Proceeds from exercise of stock options	10,601	11,162
Payments related to tax withholding for share-based compensation	(6,141)	(2,582)
Cash flows used in financing activities	(10,186)	(18,492)
Effect of exchange rate changes on cash and cash equivalents	(735)	(3,819)
Net increase in cash, cash equivalents and restricted cash	86,995	76,573
Cash, cash equivalents and restricted cash:
Beginning of period	432,964	357,106
End of period	$519,959	$433,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016
Unaudited
1.    Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of July 1, 2017 and October 1, 2016, and the results of operations for the three and nine months ended July 1, 2017 and July 2, 2016, and the cash flows for the same nine month periods.
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
Noncash Transactions
In March 2017, the Company changed the trustee of its supplemental executive retirement plan. The change resulted in a settlement and re-investment of $10.3 million, with no actual cash received or distributed by the Company.
During the third quarter of fiscal 2017, the Company capitalized certain leased property, plant and equipment related to the relocation of its Neenah Design Center to a new facility located near the Company's Global Headquarters. This resulted in a non-cash transaction of approximately $15.7 million, as discussed in Note 3, "Debt, Capital Lease Obligations and Other Financing."
Fair Value of Financial Instruments
The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and capital lease obligations as reported in the Condensed Consolidated Financial Statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company's debt was $263.4 million and $251.4 million as of July 1, 2017 and October 1, 2016, respectively. The carrying value of the Company's debt was $263.0 million and $250.0 million as of July 1, 2017 and October 1, 2016, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate the fair value of its debt. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy described below. Refer to Note 4, "Derivatives and Fair Value Measurements," for further details on derivatives.
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
2.    Inventories
Inventories as of July 1, 2017 and October 1, 2016 consisted of (in thousands):

	July 1, 2017	October 1, 2016
Raw materials	$479,634	$414,303
Work-in-process	74,163	69,423
Finished goods	99,304	80,405
Total inventories	$653,101	$564,131
Customer deposits are received by the Company for various reasons, including to offset certain obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of July 1, 2017 and October 1, 2016 was $78.4 million and $74.6 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of July 1, 2017 and October 1, 2016, consisted of the following (in thousands):

	July 1, 2017	October 1, 2016
Borrowing under the credit facility	$88,000	$75,000
5.20% senior notes, due June 15, 2018	175,000	175,000
Capital lease, non-cash financing of leased facility and other obligations	31,307	13,614
Unamortized deferred financing fees	(872)	(1,105)
Total obligations	293,435	262,509
Less: current portion	(267,297)	(78,507)
Long-term debt and capital lease obligations, net of current portion	$26,138	$184,002
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) with a $300.0 million maximum commitment that expires on July 5, 2021.  The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended July 1, 2017, the highest daily borrowing was $142.0 million and the average daily borrowing was $99.4 million. The Company borrowed $166.0 million and repaid $153.0 million of revolving borrowings under the Credit Facility during the nine months ended July 1, 2017.
The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of July 1, 2017, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility bear interest, at the

Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of July 1, 2017, the weighted average interest rate under the Credit Agreement was LIBOR plus 1.125% (or 2.221%). The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of July 1, 2017.
The Company also has outstanding 5.20% senior notes, due on June 15, 2018 (the “Notes”). As of July 1, 2017 and October 1, 2016, $175.0 million of Notes was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above. During the third quarter of fiscal 2017, the Notes were moved to the current portion of long-term debt and capital lease obligations on the Condensed Consolidated Balance Sheets since their scheduled maturity was less than 12 months from July 1, 2017.

During the third quarter of fiscal 2017, the Company capitalized certain leased property, plant and equipment related to the relocation of its Neenah Design Center to a new facility located near the Company's Global Headquarters. This resulted in a non-cash transaction of approximately $15.7 million and is reflected in the current portion of long-term debt and capital lease obligations, as well as in long-term debt, capital lease obligations and other financing, net of current portion, on the accompanying Condensed Consolidated Balance Sheets as of July 1, 2017.
4.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations. The Company has cash flow hedges related to variable rate debt and forecasted foreign currency obligations, in addition to non-designated hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes.
ASC Topic 815-10, “Derivatives and Hedging,” requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with ASC Topic 815-10, the Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses.
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next 12 months, the Company estimates that $0.3 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of July 1, 2017 and $73.7 million as of October 1, 2016. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the cash flow hedges was a $0.3 million asset as of July 1, 2017 and a $0.5 million liability as of October 1, 2016.

The Company had additional forward currency exchange contracts outstanding with a notional value of $124.5 million as of July 1, 2017 and $109.6 million as of October 1, 2016. The Company did not designate these derivative instruments as hedging instruments. In accordance with ASC Topic 815-10, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous income (expense)." The total fair value of these derivatives was a net $0.1 million asset as of both July 1, 2017 and October 1, 2016.
In 2013, the Company entered into a $75.0 million notional amount interest rate swap contract, which expired on May 5, 2017, related to $75.0 million of borrowings outstanding under the Credit Facility. The interest rate swap paid the Company variable interest at the one month LIBOR rate, and the Company paid the counterparty a fixed interest rate. The fixed interest rate for the contract was 0.875%. The interest rate swap contract qualified as a cash flow hedge and all changes in the fair value of the interest rate swap were recorded in "Accumulated other comprehensive loss" on the accompanying Condensed Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The total fair value of the interest rate swap contract as of October 1, 2016 was approximately a $0.1 million liability. The notional amount of the Company’s interest rate swap was $75.0 million as of October 1, 2016.

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Basis of Presentation and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
(in thousands of dollars)
	Asset Derivatives			Liability Derivatives
		July 1, 2017	October 1, 2016		July 1, 2017	October 1, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Other accrued liabilities	$—	$132
Foreign currency forward contracts	Prepaid expenses and other	$296	$—	Other accrued liabilities	$—	$486

Fair Values of Derivative Instruments
(in thousands of dollars)
	Asset Derivatives			Liability Derivatives
		July 1, 2017	October 1, 2016		July 1, 2017	October 1, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$1,732	$182	Other accrued liabilities	$1,583	$130

Derivative Impact on Accumulated Other Comprehensive Loss
for the Three Months Ended
(in thousands of dollars)
	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (“OCL”) on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	July 1, 2017	July 2, 2016
Interest rate swaps	$(11)	$(100)
Foreign currency forward contracts	$1,921	$(1,160)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
(in thousands of dollars)
		Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	July 1, 2017	July 2, 2016
Interest rate swaps	Interest expense	$(7)	$(83)
Foreign currency forward contracts	Selling and administrative expenses	$(102)	$2
Foreign currency forward contracts	Cost of sales	$(968)	$73
Treasury rate locks	Interest expense	$80	$77
Interest rate swaps	Income tax expense	$(84)	$—

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	July 1, 2017	July 2, 2016
Foreign currency forward contracts	Miscellaneous income (expense)	$(286)	$94

Derivative Impact on Accumulated Other Comprehensive Loss
for the Nine Months Ended
(in thousands of dollars)
	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	July 1, 2017	July 2, 2016
Interest rate swaps	$(10)	$(70)
Foreign currency forward contracts	$(2,122)	$7,209

Derivative Impact on Gain (Loss) Recognized in Income
for the Nine Months Ended
(in thousands of dollars)
		Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	July 1, 2017	July 2, 2016
Interest rate swaps	Interest expense	$(142)	$(304)
Foreign currency forward contracts	Selling and administrative expenses	$(274)	$(510)
Foreign currency forward contracts	Cost of sales	$(2,630)	$(4,744)
Treasury rate locks	Interest expense	$251	$239
Interest rate swaps	Income tax expense	$(84)	$—

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	July 1, 2017	July 2, 2016
Foreign currency forward contracts	Miscellaneous income (expense)	$1,575	$(74)
There were no gains or losses recognized in income for derivatives related to ineffective portions or amounts excluded from effectiveness testing for the three or nine months ended July 1, 2017 and July 2, 2016.
The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of July 1, 2017 and October 1, 2016, by input level, as defined in Note 1, "Basis of Presentation and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Liability
(in thousands of dollars)
July 1, 2017	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts	$—	$445	$—	$445
October 1, 2016
Interest rate swaps	$—	$(132)	$—	$(132)
Foreign currency forward contracts	$—	$(434)	$—	$(434)
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
5.    Income Taxes
Income tax expense for the three and nine months ended July 1, 2017 was $1.8 million and $7.8 million, respectively. The effective tax rates for the three and nine months ended July 1, 2017 were 6.5% and 8.5%, respectively, compared to the effective tax rates of 9.1% and 12.6% for the three and nine months ended July 2, 2016, respectively.
The effective tax rate for both the three and nine months ended July 1, 2017 decreased from the effective tax rate for the three and nine months ended July 2, 2016, primarily due to an increase in pre-tax earnings in lower tax-rate jurisdictions and a

$1.5 million benefit related to incremental deductible expenses in the APAC segment. The Company’s effective tax rate will fluctuate with the geographic distribution of its worldwide earnings, changes in tax laws, disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of July 1, 2017, as compared to October 1, 2016. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended July 1, 2017 was not material.
It is possible that one or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During fiscal 2017, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended July 1, 2017 and July 2, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$25,579	$26,099	$83,053	$57,334
Basic weighted average common shares outstanding	33,669	33,402	33,636	33,379
Dilutive effect of share-based awards outstanding	899	772	949	664
Diluted weighted average shares outstanding	34,568	34,174	34,585	34,043
Earnings per share:
Basic	$0.76	$0.78	$2.47	$1.72
Diluted	$0.74	$0.76	$2.40	$1.68
For the three and nine months ended July 1, 2017, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share because they were anti-dilutive.
For the three and nine months July 2, 2016 share-based awards for approximately 0.5 million and 0.7 million shares, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.
7.    Share-Based Compensation
The Company recognized $4.5 million and $12.5 million of compensation expense associated with share-based awards for the three and nine months ended July 1, 2017, respectively, and $3.6 million and $10.6 million for the three and nine months ended July 2, 2016, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled stock appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
Performance stock units ("PSUs") are payable in shares of the Company's common stock. Beginning for fiscal 2017 grants, PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. The PSUs granted in fiscal 2016 and prior years vest based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.4 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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
Information about the Company’s three reportable segments for the three and nine months ended July 1, 2017 and July 2, 2016, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
AMER	$265,173	$359,412	$851,888	$994,750
APAC	325,986	292,644	945,713	862,535
EMEA	53,126	41,041	137,550	126,830
Elimination of inter-segment sales	(25,453)	(25,481)	(76,951)	(81,175)
	$618,832	$667,616	$1,858,200	$1,902,940
Operating income (loss):
AMER	$7,392	$22,099	$30,418	$45,937
APAC	49,811	38,283	148,535	110,097
EMEA	(768)	(1,572)	(4,224)	(2,997)
Corporate and other costs	(26,966)	(27,892)	(78,786)	(77,249)
	$29,469	$30,918	$95,943	$75,788
Other income (expense):
Interest expense	$(3,294)	$(3,637)	$(9,830)	$(10,845)
Interest income	1,299	1,134	3,555	3,081
Miscellaneous	(103)	297	1,147	(2,451)
Income before income taxes	$27,371	$28,712	$90,815	$65,573

	July 1, 2017	October 1, 2016
Total assets:
AMER	$534,870	$590,850
APAC	1,116,617	1,009,917
EMEA	156,227	136,636
Corporate and eliminations	60,918	28,416
	$1,868,632	$1,765,819
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2016 and the nine months ended July 1, 2017 (in thousands):

Limited warranty liability, as of October 3, 2015	$5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	6,109
Accruals for warranties issued during the period	890
Settlements (in cash or in kind) during the period	(2,074)
Limited warranty liability, as of July 1, 2017	$4,925
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017.  During the three months ended July 1, 2017, the Company repurchased 189,891 shares for approximately $10.0 million, at an average price of $52.40 per share. During the nine months ended July 1, 2017, the Company repurchased 457,702 shares for approximately $23.9 million at an average price of $52.12 per share.

On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During the three months ended July 2, 2016, the Company repurchased 170,355 shares for approximately $7.2 million, at an average price of $42.13 per share. During the nine months ended July 2, 2016, the Company repurchased 606,236 shares for approximately $22.9 million at an average price of $37.80 per share. The Company completed this stock repurchase program by the end of fiscal 2016.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has a Master Accounts Receivable Purchase Agreement (the “BTMU RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “BTMU Purchaser”), which was amended on March 28, 2017, to, among other changes, increase the maximum facility amount from $100.0 million to $120.0 million. Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the BTMU Purchaser up to an aggregate of $120.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the BTMU Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The BTMU Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA is subject to expiration on October 3, 2017, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
On March 17, 2017, the Company entered into a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the “HSBC Purchaser”). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the HSBC Purchaser up to an aggregate of $40.0 million (increased from $30.0 million) in accounts receivable owed to such Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
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
The Company sold $115.3 million and $12.7 million of trade accounts receivable under these programs during the three months ended July 1, 2017 and July 2, 2016, respectively, and in exchange, received cash proceeds of $114.6 million and $12.6 million, respectively.
The Company sold $284.6 million and $54.2 million of trade accounts receivable under these programs during the nine months ended July 1, 2017 and July 2, 2016, respectively, and in exchange, received cash proceeds of $283.1 million and $53.7 million, respectively.
13.    Restructuring and Other Charges
The Company incurred no restructuring and other charges during the three months ended July 1, 2017. For the three months ended July 2, 2016, the Company incurred restructuring and other charges of $1.8 million, which consisted of $1.6 million of employee termination and severance costs and $0.2 million of other exit costs.
The restructuring and other charges for the three months ended July 2, 2016, were incurred primarily in the AMER segment and related largely to the Company's closure of its manufacturing facility in Fremont, California as a result of the Company’s optimization of its capacity to better reflect customer demand. The Company also recorded restructuring and other charges in the EMEA segment related to the partial closure of its Livingston, Scotland facility to align with reduced end-market demand, particularly in the oil and gas industry. These charges are recorded within "Restructuring and other charges" on the Condensed Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Condensed Consolidated Balance Sheets.

The Company incurred no restructuring and other charges during the nine months ended July 1, 2017, For the nine months ended July 2, 2016, the Company incurred restructuring costs of $5.2 million, which consisted of $4.7 million of employee termination and severance costs, primarily related to the Company's workforce in Fremont and Livingston, and $0.5 million of other exit costs.
In the three and nine months ended July 1, 2017 and July 2, 2016, the Company did not recognize an income tax benefit for these restructuring and other charges due to tax losses in the jurisdictions where the restructuring and other charges occurred.
The Company's restructuring accrual activity for fiscal 2016 and the nine months ended July 1, 2017 follows (in thousands):

	Employee Termination and Severance Costs	Other Exit Costs	Total
Accrued balance, October 3, 2015	$—	$—	$—
Restructuring and other charges	5,255	1,779	7,034
Amounts utilized	(4,571)	(1,621)	(6,192)
Accrued balance, October 1, 2016	$684	$158	$842
Restructuring and other charges	—	2	2
Amounts utilized	(678)	(113)	(791)
Accrued balance, July 1, 2017	$6	$47	$53
The restructuring accrual balance is expected to be utilized by the end of fiscal 2017.
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
In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this guidance prospectively during the first fiscal quarter of 2017. As such, beginning in the first fiscal quarter of 2017, the Company recognizes all excess tax benefits and tax deficiencies as income tax benefit or expense as a discrete item. An income tax benefit of approximately $4.9 million was recognized upon adoption, and for the three and nine months ended

July 1, 2017, benefits of $0.2 million and $2.0 million, respectively, were also recognized. Due to the Company having a valuation allowance in the jurisdictions in which the income tax benefit was recorded, the income tax benefit was directly offset by an increase to the Company's valuation allowance resulting in no financial statement impact. The adoption did not have any other material impacts and will not materially impact the Company's future financial statements as long as the Company remains in a valuation allowance in the jurisdictions in which share-based compensation awards and options vest and are exercised, respectively.
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
In May 2014, the FASB issued new guidance which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The guidance also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact on the Company's consolidated financial statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on September 30, 2018, the first day of the Company's fiscal year 2019. The Company has not yet selected its transition method.

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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$618.8	$667.6	$1,858.2	$1,902.9
Cost of sales	557.6	605.1	1,668.9	1,737.1
Gross profit	61.2	62.5	189.3	165.8
Gross margin	9.9%	9.4%	10.2%	8.7%
Operating income	29.5	30.9	95.9	75.8
Operating margin	4.8%	4.6%	5.2%	4.0%
Net income	25.6	26.1	83.1	57.3
Diluted earnings per share	$0.74	$0.76	$2.40	$1.68
Return on invested capital*			16.1%	13.0%
Economic return*			5.6%	2.0%
* Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended July 1, 2017, net sales decreased $48.8 million, or 7.3%, as compared to the three months ended July 2, 2016. For the nine months ended July 1, 2017, net sales decreased $44.7 million, or 2.3%, as compared to the nine months ended July 2, 2016.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
AMER	$265.2	$359.4	$851.9	$994.8
APAC	326.0	292.6	945.7	862.5
EMEA	53.1	41.0	137.6	126.8
Elimination of inter-segment sales	(25.5)	(25.4)	(77.0)	(81.2)
Total net sales	$618.8	$667.6	$1,858.2	$1,902.9
AMER. Net sales for the three months ended July 1, 2017 decreased $94.2 million, or 26.2%, as compared to the three months ended July 2, 2016. The reduction in net sales was driven by overall decreased customer end-market demand as well as decreases of $7.2 million from customer disengagements, $6.6 million due to a customer's decision to manufacture product internally, $4.7 million due to manufacturing transfers to our APAC segment and $4.4 million that resulted from end-of-life products. Partially offsetting these decreases were net sales increases of $15.4 million from the ramp of new programs for existing customers and $3.8 million from the ramp of production for new customers.
During the nine months ended July 1, 2017 net sales decreased $142.9 million, or 14.4%, as compared to the nine months ended July 2, 2016. The reduction in net sales was driven by overall decreased customer end-market demand as well as decreases of $38.4 million from customer disengagements, $21.5 million due to manufacturing transfers to our APAC and EMEA segments, $21.0 million due to a customer's decision to manufacture product internally, $9.6 million from end-of-life products and $5.8 million that resulted from a program disengagement. Partially offsetting these decreases were net sales increases of $35.9 million from the ramp of new programs for existing customers and $8.6 million from the ramp of production for new customers.
APAC. Net sales for the three months ended July 1, 2017 increased $33.4 million, or 11.4%, as compared to the three months ended July 2, 2016. The increase in net sales was primarily due to a $38.8 million increase due to the ramp of new programs for existing customers, a $4.7 million increase due to manufacturing transfers from our AMER segment and net increased customer end-market demand. These increases were partially offset by decreases of $5.2 million due to the consolidation of a customer's business, $4.9 million due to a program disengagement and $4.9 million from an end-of-life product.
During the nine months ended July 1, 2017 net sales increased $83.2 million, or 9.6%, as compared to the nine months ended July 2, 2016. The increase in net sales was primarily due to a $93.5 million increase due to the ramp of new programs for existing customers, net increased customer end-market demand and $19.4 million due to manufacturing transfers from our AMER segment. These increases were partially offset by decreases of $52.3 million due to a program disengagement, $30.2 million due to the consolidation of a customer's business and $10.5 million that resulted from an end-of-life product.
EMEA. Net sales for the three months ended July 1, 2017 increased $12.1 million, or 29.5%, as compared to the three months ended July 2, 2016. The increase in net sales was primarily attributable to a $9.4 million increase due to the ramp of new programs for existing customers and overall increased customer end-market demand.
During the nine months ended July 1, 2017 net sales increased $10.8 million, or 8.5%, as compared to the nine months ended July 2, 2016. The increase in net sales was primarily attributable to a $20.5 million increase due to the ramp of new programs for existing customers and $2.1 million due to manufacturing transfers from our AMER segment. Partially offsetting the increases was net decreased customer end-market demand.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Healthcare/Life Sciences	$209.6	$206.8	$625.5	$588.0
Industrial/Commercial	201.5	202.1	599.1	543.7
Communications	98.7	155.6	338.3	469.0
Defense/Security/Aerospace	109.0	103.1	295.3	302.2
Total net sales	$618.8	$667.6	$1,858.2	$1,902.9
Healthcare/Life Sciences. Net sales in the Healthcare/Life Sciences sector increased $2.8 million for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016. The increase was primarily driven by increases in net sales of $6.7 million due to the ramp of new programs for existing customers and net increased end-market demand. Partially offsetting the increases was a $6.6 million decrease in net sales due to a customer's decision to manufacture product internally.
During the nine months ended July 1, 2017 net sales in the Healthcare/Life Sciences sector increased $37.5 million as compared to the nine months ended July 2, 2016. The increase was primarily driven by increases in net sales of $39.2 million due to the ramp of new programs for existing customers and $2.5 million from the ramp of production for new customers, as well as net increased end-market demand. Partially offsetting the increases was a $21.6 million decrease in net sales due to a customer's decision to manufacture product internally.
Industrial/Commercial. Net sales in the Industrial/Commercial sector decreased $0.6 million for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016. The decrease was primarily driven by net decreased end-market demand and decreases in net sales of $5.2 million due to the consolidation of a customer's business. Mostly offsetting the decreases were increases in net sales of $45.8 million due to the ramp of new programs for existing customers.
During the nine months ended July 1, 2017 net sales in the Industrial/Commercial sector increased $55.4 million as compared to the nine months ended July 2, 2016. The increase was primarily driven by increases in net sales of $97.4 million due to the ramp of new programs for existing customers and net increased end-market demand. Partially offsetting the increases were decreases in net sales of $30.2 million due to the consolidation of a customer's business and $16.3 million related to a customer disengagement.
Communications. Net sales in the Communications sector decreased $56.9 million for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016. The reduction in net sales was primarily driven by net decreased end-market demand, a $7.1 million decrease due to a customer disengagement, a $4.9 million decrease that resulted from an end-of-life product and a $4.8 million decrease due to a program disengagement. Partially offsetting the decreases was a $6.4 million increase in net sales due to the ramp of production of new products for existing customers.
During the nine months ended July 1, 2017 net sales in the Communications sector decreased $130.7 million as compared to the nine months ended July 2, 2016. The reduction in net sales was primarily driven by a $53.2 million decrease in net sales due to a program disengagement, overall net decreased end-market demand, a $24.7 million decrease due to customer disengagements and a $13.5 million decrease that resulted from end-of-life products. Partially offsetting the decreases was a $13.1 million increase in net sales due to the ramp of production of new products for existing customers.
Defense/Security/Aerospace. Net sales in the Defense/Security/Aerospace sector increased $5.9 million for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016. The increase was primarily driven by increases in net sales of $7.6 million due to the ramp of new programs for existing customers and $3.7 million from the ramp of production for new customers. Partially offsetting the increases was a $4.3 million decrease in net sales that resulted from end-of-life products.
During the nine months ended July 1, 2017 net sales in the Defense/Security/Aerospace sector decreased $6.9 million as compared to the nine months ended July 2, 2016. The decrease was primarily attributable to net decreased customer end-market demand, a $6.4 million decrease from a program disengagement and a $6.1 million decrease that resulted from end-of-life products. Partially offsetting the decreases was an $8.4 million increase in net sales that resulted from the ramp of production for new customers and a $6.1 million increase due to the ramp of production of new products for existing customers.
Cost of sales. For the three months ended July 1, 2017, cost of sales decreased $47.5 million, or 7.8%, as compared to the three months ended July 2, 2016. As compared to the prior year period, the percentage decrease in cost of sales was greater than the 7.3% decrease in net sales primarily due to supply chain productivity initiatives and a positive shift in customer mix.
For the nine months ended July 1, 2017, cost of sales decreased $68.2 million, or 3.9%, as compared to the nine months ended July 2, 2016. As compared to the prior year period, the percentage decrease in cost of sales was greater than the 2.3% decrease in net sales primarily due to supply chain productivity initiatives, a positive shift in customer mix and decreased warranty and inventory obsolescence expenses, which resulted from our continued focus on quality and improved inventory management.
Cost of sales is comprised primarily of material and component costs, labor costs, and overhead. For both the three and nine months ended July 1, 2017 and July 2, 2016, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91% of the variable costs for both periods was related to material and component costs. As a result of using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally result in an immaterial impact on gross profit.
Gross profit. For the three months ended July 1, 2017, gross profit decreased $1.3 million, or 2.1%, as compared to the three months ended July 2, 2016. Gross margin increased 50 basis points as compared to the three months ended July 2, 2016. The decrease in gross profit was due primarily to the decrease in net sales. The primary driver of the increase in gross margin was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed, which was partially offset by the decrease in net sales.
Gross profit for the nine months ended July 1, 2017, increased $23.5 million, or 14.2%, as compared to the nine months ended July 2, 2016. Gross margin increased 150 basis points as compared to the nine months ended July 2, 2016. The primary driver of the increase in gross profit and gross margin was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed.
Operating income. For the three months ended July 1, 2017, operating income decreased $1.4 million, or 4.5%, as compared to the three months ended July 2, 2016, primarily due to the decrease in gross profit described above and a $1.9 million increase in selling and administrative (“S&A”) expenses as compared to the prior year period, primarily driven by a $0.8 million increase in share-based compensation expense. These decreases were partially offset by a $1.8 million decrease in restructuring and other charges.
For the nine months ended July 1, 2017, operating income increased $20.1 million, or 26.6%, as compared to the nine months ended July 2, 2016, primarily due to the increase in gross profit described above and a $5.2 million decrease in restructuring and other charges. Partially offsetting the increases was an $8.6 million increase in S&A expenses as compared to the prior year, primarily driven by increases of $3.7 million in variable compensation expense and $1.6 million in share-based compensation expense.
A discussion of operating income (loss) by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating income (loss):
AMER	$7.4	$22.1	$30.4	$45.9
APAC	49.8	38.3	148.5	110.1
EMEA	(0.7)	(1.6)	(4.2)	(3.0)
Corporate expenses and other costs	(27.0)	(27.9)	(78.8)	(77.2)
Total operating income	$29.5	$30.9	$95.9	$75.8
AMER. Operating income for the three and nine months ended July 1, 2017 decreased $14.7 million and $15.5 million, respectively, as compared to the three and nine months ended July 2, 2016. The decreases in operating income were primarily due to decreased net sales and a negative shift in customer mix.
APAC. Operating income for the three and nine months ended July 1, 2017 increased by $11.5 million and $38.4 million, respectively, as compared to the three and nine months ended July 2, 2016, primarily from the increase in net sales, higher leverage of fixed costs, a net positive shift in customer mix and supply chain productivity initiatives.
EMEA. Operating loss for the three months ended July 1, 2017 improved by $0.9 million as compared to the three months ended July 2, 2016, primarily due to the increase in net sales.
Operating loss for the nine months ended July 1, 2017 increased by $1.2 million as compared to the nine months ended July 2, 2016, primarily due to a negative shift in customer mix, partially offset by the increase in net sales.
Other income (expense). Other expense decreased by $0.1 million for the three months ended July 1, 2017 as compared to the three months ended July 2, 2016.
Other expense decreased by $5.1 million for the nine months ended July 1, 2017 as compared to the nine months ended July 2, 2016. The change was primarily due to foreign exchange volatility, primarily in the APAC segment, which was a $2.5 million loss for the nine months ended July 2, 2016, and a $2.2 million gain for the nine months ended July 1, 2017.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Effective tax rate	6.5%	9.1%	8.5%	12.6%
Income tax expense for the three months ended July 1, 2017 and July 2, 2016 was $1.8 million and $2.6 million, respectively. Income tax expense for the nine months ended July 1, 2017 and July 2, 2016 was $7.8 million and $8.2 million, respectively. The decrease in the effective tax rate for the three and nine months ended July 1, 2017 compared to the three and nine months ended July 2, 2016, was due in part to an increase in pretax earnings in lower tax jurisdictions and a $1.5 million benefit related to incremental deductible expenses in our APAC segment.
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
The estimated effective income tax rate for fiscal 2017 is expected to be between 8.0% and 9.0%.
Net income. Net income for the three months ended July 1, 2017 decreased $0.5 million as compared to the three months ended July 2, 2016, primarily due to the decrease in operating income discussed above.
Net income for the nine months ended July 1, 2017 increased $25.8 million as compared to the nine months ended July 2, 2016, primarily due to the increase in operating income and decrease in other expense discussed above.
Diluted earnings per share. Diluted earnings per share for the three months ended July 1, 2017 was $0.74, a $0.02 decrease from the three months ended July 2, 2016. The decrease in diluted earnings per share was primarily the result of the decrease in net income and an increase in the number of dilutive share-based awards outstanding.

Diluted earnings per share for the nine months ended July 1, 2017 was $2.40, a $0.72 increase from the nine months ended July 2, 2016. The increase in diluted earnings per share was primarily the result of the increase in net income.
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
We define ROIC as tax-effected operating income before restructuring and other charges divided by average invested capital over a rolling four-quarter period for the fiscal third quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
We review our internal calculation of WACC annually, and our estimated WACC is 10.5% for fiscal 2017. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 16.1% and 13.0% for the nine months ended July 1, 2017 and July 2, 2016, respectively.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return for the indicated periods (dollars in millions):

	Nine Months Ended
	July 1, 2017	July 2, 2016
Annualized operating income (tax effected)	$117,690	$96,141
Average invested capital	730,286	738,397
After-tax ROIC	16.1%	13.0%
WACC	10.5%	11.0%
Economic Return	5.6%	2.0%

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and restricted cash were $520.0 million as of July 1, 2017, and $433.0 million as of October 1, 2016.
As of July 1, 2017, approximately 98.2% of our cash balance was held outside of the U.S. by our foreign subsidiaries. While our intent is to permanently reinvest the funds held in these countries, we regularly review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. For example, during fiscal 2016, the Company repatriated $100.0 million of that fiscal year's foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. Without tax reform, the Company does not anticipate a similar repatriation in the foreseeable future. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future.
Cash Flows. The table below provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash provided by operating activities	$121.9	$122.6
Cash used in investing activities	$(24.0)	$(23.7)
Cash used in financing activities	$(10.2)	$(18.5)
Operating Activities. Cash flows provided by operating activities during the nine months ended July 1, 2017 was $121.9 million, a $0.7 million decrease as compared to the nine months ended July 2, 2016. As compared to the prior year, the decrease in cash flows provided by operating activities was primarily driven by a $25.9 million unfavorable change in working capital, which was substantially offset by the increase in net income.
Working capital cash flows declined as compared to the prior year primarily due to a $76.5 million increase in cash used for inventory driven by increased inventory levels to support the ramp of new customer programs, a $24.6 million increase in cash paid for accounts payable due to the timing of payments, a $10.4 million decrease in customer deposit cash flows driven by a significant deposit received from one customer in the prior year and a $10.3 million increase in cash used for other current and noncurrent assets cash flows resulting from increases in prepaid arrangements. Partially offsetting the increased use of cash were improvements in working capital cash flows of $93.4 million from accounts receivable cash flows, which resulted primarily from increased factoring activity discussed below.
The following table shows a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	July 1, 2017	July 2, 2016
Days in accounts receivable	47	51
Days in inventory	107	87
Days in accounts payable	(65)	(62)
Days in cash deposits	(13)	(13)
Annualized cash cycle	76	63
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
As of July 1, 2017, annualized cash cycle days increased by 13 days as compared to July 2, 2016 due to the following factors:
Days in accounts receivable for the three months ended July 1, 2017 decreased 4 days as compared to the three months ended July 2, 2016, due to a $102.6 million increase in accounts receivable sold under factoring programs, partially offset by an increase in accounts receivable that resulted from a shift in customer mix and an increase in payment terms with certain customers.

Days in inventory for the three months ended July 1, 2017 increased by 20 days compared to the three months ended July 2, 2016, driven by the anticipated revenue growth in the fiscal fourth quarter. We are also experiencing longer lead times for certain components. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the anticipated short-term increase in inventory. We anticipate a meaningful reduction in inventory in the fiscal fourth quarter and a return to more normalized inventory levels in fiscal 2018 as our supply chain solutions for these new programs mature, but we cannot provide any assurances.
Days in accounts payable for the three months ended July 1, 2017 increased by three days compared to the three months ended July 2, 2016, primarily driven by increased purchasing activity to support new program ramps.
Days in cash deposits for the three months ended July 1, 2017, remained flat compared to the three months ended July 2, 2016.
Free Cash Flow. We define free cash flow (“FCF”), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF for the nine months ended July 1, 2017 was $97.5 million, a $1.3 million decrease from the $98.8 million of free cash flow for the nine months ended July 2, 2016.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	July 1, 2017	July 2, 2016
Cash flows provided by operating activities	$121.9	$122.6
Payments for property, plant and equipment	(24.4)	(23.8)
Free cash flow	$97.5	$98.8
Investing Activities. Cash flows used in investing activities totaled $24.0 million for the nine months ended July 1, 2017, a decrease of $0.3 million as compared to $23.7 million for the nine months ended July 2, 2016.
We estimate funded capital expenditures for fiscal 2017 to be approximately $45.0 to $50.0 million, of which $24.4 million was utilized through the first nine months of fiscal 2017. The remaining fiscal 2017 capital expenditures are anticipated to be used primarily to support new capabilities, new program ramps, and to replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by short-term borrowings and available cash, if required.
Financing Activities. Cash flows used by financing activities totaled $10.2 million for the nine months ended July 1, 2017 as compared to $18.5 million for the nine months ended July 2, 2016. The $8.3 million decrease in cash flows used by financing activities for the nine months ended July 1, 2017, as compared to the nine months ended July 2, 2016, was primarily driven by a net $13.3 million increase in borrowings, which was partially offset by a $3.6 million increase in payments related to tax withholding for share-based compensation.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock, subject to market conditions and other considerations.  During the nine months ended July 1, 2017, the Company repurchased 457,702 shares for approximately $23.9 million at an average price of $52.12 per share.
On August 20, 2015, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock in fiscal 2016. During the nine months ended July 2, 2016, the Company repurchased 606,236 shares for approximately $22.9 million at an average price of $37.80 per share. The Company completed this stock repurchase program by the end of fiscal 2016.
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

Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of July 1, 2017, the weighted average interest rate under the Credit Agreement was LIBOR plus 1.125% (or 2.221%). The Company is required to pay an annual commitment fee based on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of July 1, 2017. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.
The financial covenants under the Credit Agreement require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of July 1, 2017, the Company was in compliance with all financial covenants of the Credit Agreement.
In fiscal 2011, Plexus issued $175.0 million in principal amount of 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of July 1, 2017, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement. Assuming no U.S. tax reform within the next year, our intention is to refinance the Notes with a similar long-term product, although we can provide no assurances of the availability of such financing on attractive, or any, terms. In such case the company might still be able to fulfill its financial obligation as it has access to sufficient cash and other sources of liquidity.
The Credit Agreement and the Note Purchase Agreement allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the stock repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include stock repurchases above those already authorized, a special dividend or recurring dividends.
The Company has a Master Accounts Receivable Purchase Agreement (the “BTMU RPA”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the “BTMU Purchaser”), with a maximum facility amount of $120.0 million. Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the BTMU Purchaser up to an aggregate of $120.0 million in accounts receivable owed to such Sellers by specified customers. In exchange, the BTMU Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The BTMU Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA is subject to expiration on October 3, 2017, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
The Company also has a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the “HSBC Purchaser”). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, a “Seller”) may sell to the HSBC Purchaser up to an aggregate of $40.0 million in accounts receivable owed to such Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
We sold $115.3 million and $284.6 million of trade accounts receivable under these programs during the respective three and nine months ended July 1, 2017, and in exchange, received cash proceeds of $114.6 million and $283.1 million, respectively.
During the respective three and nine months ended July 2, 2016, we sold $12.7 million and $54.2 million of trade accounts receivable under a prior program, and in exchange, received cash proceeds of $12.6 million and $53.7 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous expense" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, and our leasing capabilities, should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. See above with respect to our plans for the Notes. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of July 1, 2017 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2017	2018-2019	2020-2021	2022 and thereafter
Short-Term Debt Obligations (1,2)	$273.5	$92.3	$181.2	$—	$—
Capital Lease Obligations	17.0	0.9	6.7	3.6	5.8
Operating Lease Obligations	29.4	2.4	15.9	10.2	0.9
Purchase Obligations (3)	450.4	333.6	115.8	0.7	0.3
Other Long-Term Liabilities on the Balance Sheet (4)	12.9	0.1	0.4	0.1	12.3
Other Long-Term Liabilities not on the Balance Sheet (5)	6.3	0.6	2.0	0.8	2.9
Other Financing Obligations (6)	11.8	0.4	3.1	3.2	5.1
Total Contractual Cash Obligations	$801.3	$430.3	$325.1	$18.6	$27.3

1)
Includes amounts outstanding under the Credit Facility. As of July 1, 2017, the outstanding balance was $88.0 million. The amounts listed above include estimated interest obligations; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
Includes $175.0 million in principal amount of the Notes and estimated interest obligations thereon; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

3)	As of July 1, 2017, purchase obligations consist of commitments to purchase inventory and equipment in the ordinary course of business.

4)
As of July 1, 2017, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $2.8 million, as of July 1, 2017, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to this obligation.

5)
As of July 1, 2017, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)	Includes future minimum payments under the lease agreement for our Guadalajara, Mexico facility.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2016 annual report on Form 10-K. During the third quarter of fiscal 2017, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	July 1, 2017	July 2, 2016
Net sales	9.3%	7.2%
Total costs	15.7%	12.7%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of July 1, 2017, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows. We will continue to monitor developments related to the Brexit and their potential impact on the Company.
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
As of July 1, 2017, our only material interest rate risk is associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of July 1, 2017, the interest rate under the Credit Agreement was LIBOR plus 1.125% (or 2.221%). Borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company’s overall interest rate exposure, as of July 1, 2017, a 10.0% change in interest rates would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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

Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2017, there have been no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.     Unregistered Sales Of Equity Securities and Use Of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended July 1, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
April 2, 2017 to April 29, 2017	32,513	$56.19	32,513	$134,266,522
April 30, 2017 to May 27, 2017	83,382	$50.91	83,382	$130,021,257
May 28, 2017 to July 1, 2017	73,996	$52.40	73,996	$126,143,504
Total	189,891	$52.40	189,891
* On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock.
ITEM 6.    Exhibits
See Exhibit Index included as the last page of this report, which index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 8/4/17	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 8/4/17	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC and Economic Return to GAAP Financial Statements
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document