Form 10-K
period 2017-09-30
PLEXUS CORP
filed 2017-11-17
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-14423
PLEXUS CORP.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1344447
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
One Plexus Way Neenah, Wisconsin	54957
(Address of principal executive offices)	(Zip Code)
(920) 969-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Global Select Market
Preferred Share Purchase Rights	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark:				YES	NO
- if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				☒
- if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					☒
   - whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒
   - whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒
   - if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
   - whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
   - If an emerging growth company, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
- whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).					☒
As of April 1, 2017, 33,735,321 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $57.80 closing sale price on that date, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 526,153 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1.9 billion.
As of November 13, 2017, there were 33,585,056 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 30, 2017

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the potential effects of regional results on our taxes and ability to use deferred tax assets and net operating losses; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, trade protection measures, and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been partnering with companies to transform concepts into branded products and deliver them to the market. From idea to aftermarket and everything in between, Plexus is a global leader in providing support for all the facets of the product realization process - Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services. Plexus delivers comprehensive end-to-end solutions for customers in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions.

We specialize in working in industries with highly complex products and demanding regulatory environments. Plexus has partnerships with over 140 customers in the Healthcare and Life Sciences, Industrial and Commercial, Communications, and Aerospace and Defense (formerly known as Defense, Security and Aerospace) market sectors. We leverage our expertise to understand the unique needs of our customers' markets and have aligned our processes to provide flexibility, create efficiency and deliver superior quality. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and aftermarket services. To service the complexities that our customers' products demand, we utilize our full suite of solutions offerings to support our customers’ products from concept to end of life.

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

We operate flexible manufacturing facilities and design our processes to accommodate customers with multiple product lines and configurations. One or more uniquely configured "focus factories," supported by a tailored supply chain and logistics solution, are designed to meet the flexibility and responsiveness needed to support customer fulfillment requirements.

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

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital ("ROIC") 500 basis points over our weighted average cost of capital ("WACC"), which we refer to as "Economic Return." We review our internal calculation of WACC annually; for fiscal 2017 our WACC was 10.5%. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and Economic Return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and Economic Return" in Part II, Item 7. For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

Relative to our competition, overriding factors such as lower manufacturing volumes, flexibility and fulfillment requirements, and complex regulatory requirements typically result in higher investments in inventory and selling and administrative costs for us. The cost variance from our competitors is especially evident relative to those that provide EMS services for high-volume, less complex products, with less stringent requirements (e.g., consumer electronics).

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

Established in 1979 as a Wisconsin corporation, we have over 16,000 employees, including approximately 3,200 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 22 active facilities, totaling approximately 3.5 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and Aftermarket Service needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, after we electronically file or furnish all reports to the Securities and Exchange Commission ("SEC"), we provide online copies, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under "Investors" at our website.

Solutions
With integrated Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, we proactively tackle tough challenges throughout the product lifecycle. It is how our teams strive to create innovative and efficient paths to get products to market.

Design and Development - Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of more than 600 development engineers to create new products. Using the same tools and processes throughout our eight Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and value engineering solutions.

Supply Chain Solutions - Delivering an optimal supply chain solution is more than simply getting a product where it needs to be on time. We take a unique approach. Our supply chain experts engage in all of Plexus’ integrated solutions, working closely with our engineers to identify opportunities for supply chain optimization early in the design stage. At Plexus, we take pride in managing the full supply chain to minimize cost, mitigate risk and provide a flexible, scalable solution for our customers.

New Product Introduction - When introducing a new product, customers need to move quickly. Plexus offers a dedicated team focused on decreasing time to market with a full suite of integrated new product introduction services. Through early integration and collaboration, customers can take advantage of Plexus’ capabilities, such as design for excellence (DFX), specialized design of test solutions and rapid prototyping, while the project is advanced by a dedicated Plexus transition management team.

Manufacturing - Our approach to manufacturing focuses on innovation, continuous improvement and superior quality and delivery. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer’s needs worldwide. We believe Plexus is positioned to support the complex technology and regulatory needs of the industries we serve and to provide customers with innovative and dependable manufacturing services.

Aftermarket Services - From product deployment all the way through a product’s end of life, Plexus offers a full range of aftermarket services. We help our customers manage and extend the lifecycle of their products through an optimized level of service. With services such as depot repair, service parts logistics management, order management, distribution and warehousing, and recycling, we are committed to protecting the success of each customer's product.

Regulatory Requirements
All Plexus manufacturing and engineering facilities are certified to a baseline Quality Management System standard per ISO9001:2015. We have capabilities to assemble finished medical devices meeting FDA Quality Systems Regulation requirements and similar regulatory requirements in other countries.

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
GMP-Korea certification			X
ANVISA accreditation	X
Environmental Standard ISO - 14001	X	X	X
Environmental Standard OSHAS 18001		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
Telecommunications Standard TL 9000	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2017, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

General Electric Company ("GE") accounted for 12.2% of our net sales during fiscal 2017. GE, Micron Technology, Inc. ("Micron") and ARRIS Group, Inc. ("Arris") accounted for 11.1%, 10.4%, and 10.1%, respectively, of our net sales in fiscal 2016. Arris and GE accounted for 12.6% and 10.6% respectively, of our net sales in fiscal 2015. No other customers accounted for 10.0% or more of our net sales in any of the last three fiscal years.
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

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2017	2016	2015
Healthcare/Life Sciences	34%	31%	28%
Industrial/Commercial	31%	30%	26%
Communications	19%	23%	32%
Aerospace/Defense	16%	16%	14%
Total net sales	100%	100%	100%

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

Component shortages and subsequent allocations by our suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time. We discuss the causes of these shortages more fully in "Risk Factors" in Part I, Item 1A herein. We actively manage our business to minimize our exposure to material and component shortages.

Plexus' global supply chain management organization attempts to create strong supplier alliances and ensure a steady flow of components and products at competitive prices. We strive to achieve these goals through advanced supply chain solutions we develop in partnership with our customers, risk management tools and global expediting processes. Plexus can often influence the selection of new product components when engaged to provide design and development solutions.

Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. We provide flexible solutions, timely order fulfillment, strong engineering, testing and production capabilities, and aftermarket services. A number of competitors may provide electronics manufacturing and engineering services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus also competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities, in order to remain highly competitive within the broad scope of the EMS industry.

Intellectual Property
We own various service marks that we use in our business, which are registered in the trademark offices of the United States and other countries. Although we own certain patents, they are not currently material to our business. We do not have any material copyrights.

Information Technology
Our core solutions for manufacturing facilities include a single-instance Enterprise Resource Planning ("ERP") system, as well as Product Data Management and Advanced Planning and Scheduling systems, along with consistent solutions for warehouse management and shop floor execution, that support our global operations. This consistency augments our other management information systems, allowing us to standardize our ability to translate data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. Enhancing cybersecurity is a priority and we have several initiatives underway that are intended to further advance our security posture.

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

Social Responsibility
Plexus is committed to social responsibility throughout our global business operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s "Guidance on Social Responsibility" (ISO 26000) and standards established by the Responsible Business Alliance (the "RBA") (formerly known as the Electronics Industry Citizenship Coalition). Plexus is a member of the RBA. Information about our corporate social responsibility efforts is available on our website at www.plexus.com.

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

We employ over 16,000 employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 230 and 850 of our employees are covered by union agreements in the United Kingdom and Mexico, respectively. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are generally positive and stable.

ITEM 1A.    RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the life-cycle of our customers' technology-dependent products

•	customers' operating results and business conditions

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions and market sectors

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	failure of our customers to pay amounts due to us

•	claims alleging defective goods or services or breaches of contractual requirements

•	challenges associated with the engagement of new customers or additional programs or services for existing customers

•	customer disengagements

•	changes in customer supply chain strategies

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning and executing production, and managing inventory, fixed assets and manufacturing processes

•	changes in the cost and availability of labor and components

•	changes in exchange rates

•	changes in accounting rules

•	changes in tax laws, potential tax disputes, or negative or unforeseen tax consequences, and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose a major customer or if there are challenges in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for 55.5% of our net sales for the fiscal year ended September 30, 2017, and 58.8% of our net sales for the fiscal year ended October 1, 2016. During the fiscal years ended September 30, 2017 and October 1, 2016, there were one and three customers, respectively, that each represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. We have experienced from time to time, and in the future may experience, significant customer or program disengagements, adverse changes in customer supply chain strategies and the end of life of significant programs. Especially given our discrete number of customers, significant reductions in net sales to any of our major customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations.
In addition, we focus our sales efforts on customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Economic, business or regulatory conditions that affect the sector, or the Company’s failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and changes in the structure of, the U.S. healthcare sector generally, including as a result of developments related to the Patient Protection and Affordable Care Act (the "Affordable Care Act").
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
We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, a significant amount of our cash balances are currently held outside of the U.S., also with a particular concentration in Malaysia. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability

•	transportation delays or interruptions

•	exchange rate fluctuations

•	potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.

•
changes in labor markets, such as government-mandated wage increases, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the E.U. General Data Protection Regulation, applicable to companies with global operations

•	changes in the taxation of earnings both in the U.S. and in other countries

•	reputational risks related to, among other factors, varying standards and practices among countries

•	changes in duty rates

•	significant natural disasters and other events or factors impacting local infrastructure

•	the impact of the United Kingdom’s pending exit from the European Union ("Brexit")

•
the effects of other international political developments, such as embargoes, sanctions, boycotts, energy disruptions, trade agreements and changes in trade policies, including those which may be effected by the current U.S. presidential administration, and

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
Companies in our industry must respond quickly to the requirements of their customers in both design and production. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change engineering or other service requirements, change production quantities, delay production, or revise or fail to meet their forecasts for a number of reasons that are beyond our control. In addition, customers may also fail to meet their commitments to us or our expectations. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future.
In addition, we make significant decisions based on our estimates of customers’ requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital (including inventory) management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed, a reduction in customer demand can harm our operating results. Moreover, because our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
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
Our business model focuses on products and services in the mid-to-low-volume, higher-complexity segment of our industry. Our customers’ products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, heavily regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. In addition, we offer Aftermarket Services to our customers, which add to the complexity of our business model. Our business model requires a great degree of attention, flexibility and resources. These resources include working capital, management and technical personnel, and the development and maintenance of systems and procedures to manage diverse manufacturing, regulatory and service requirements for multiple programs of varying sizes simultaneously, including in multiple locations and geographies. We also depend on securing and ramping new customers and programs and on transitioning production for new customers and programs, which creates added complexities related to managing the start-up risks of such projects, especially for companies that did not previously outsource such activities.
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
Our engagement with new customers, as well as the addition of new programs or types of services (including expansion of our Aftermarket Services capabilities) for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating whether the customer, program or service fits with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks and rewards. The failure to make prudent engagement decisions or to establish appropriate terms of engagement could adversely affect our profitability and margins.
Also, there are inherent risks associated with the timing and ultimate realization of anticipated revenue from a new program or service; these factors can sometimes extend for a significant period. Some new programs or services require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product or services on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program’s or service’s requirements, could result in lost financial opportunities and adversely affect our results of operations.
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
Expansion and consolidation, including the transfer of operations to other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. If we are unable to effectively manage our recent or future expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

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

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring charges, as we did in fiscal 2016 and fiscal 2015.
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
As a global company with a complex business model, we are heavily dependent on our information systems to support our customers’ requirements and to successfully manage our business. In particular, we are currently in the process of evaluating the potential replacement of our ERP system. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, as well as by purchasing insurance; however, these measures may not be sufficient. Moreover, we are subject to increasing expectations and data security requirements from our customers, including those related to Federal Acquisition Regulation compliance. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers’ financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation.
Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences or further developments affecting our deferred tax assets could adversely affect our results.
The Company’s effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the current U.S. presidential administration or Brexit, could have a material impact on our operating results. The Company’s effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities.
The Company’s taxable income in any jurisdiction is dependent upon the local taxing authority’s acceptance of our operational and intercompany transfer pricing practices as being at "arm’s length." Due to inconsistencies among jurisdictions in the application of the arm’s length standard, the Company’s transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organisation for Economic Cooperation and Development ("OECD") called the Base Erosion and Profit Shifting ("BEPS") project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company’s income tax expense.
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
The United Kingdom’s pending exit from the European Union has resulted in currency exchange rate fluctuations and volatility. The terms of Brexit are not yet known. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect the Company, remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries, disrupt the stability of the European Union generally, as well as create legal and global economic uncertainty. These and other potential implications could adversely affect the Company’s business and financial results.
In the Brexit referendum, Scotland voted to remain in the European Union, while England and Wales voted to exit. The disparity has renewed the Scottish independence movement. Scottish leaders have publicly stated that a second independence referendum will not be held until after the terms of the Brexit are clear; however, plans may change. Political issues and a potential breakup of the United Kingdom could create legal and economic uncertainty in the region and have a material adverse effect on the Company, which has operations in Scotland.
We and our customers are subject to increasingly extensive government regulations and industry standards; a failure to comply with current and future regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.
We are subject to extensive government regulation and industry standards (as well as customer-specific standards) relating to the products we design, manufacture and service as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. A failure to comply with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.
Particularly as a publicly-held company, we are subject to increasingly stringent laws, regulations and other requirements, including those affecting, among other areas, our accounting, internal controls, data protection and privacy, corporate governance practices, securities disclosures and reporting.
Governments worldwide are becoming increasingly aggressive in adopting and enforcing anti-corruption laws. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and China’s Criminal Law and Anti-Unfair Competition Law, among others, apply to us and our operations.
Changes in healthcare laws and regulations may significantly affect the provision of both healthcare services and benefits in the U.S. and may impact our cost of providing our employees and retirees with health insurance or benefits, and may also impact various other aspects of our business, such as the demand for products in our Healthcare/Life Sciences sector.
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
We also design, manufacture and service products for certain industries, including certain applications where the U.S. government is the end customer, that face significant regulation by the Department of Defense, Department of State, Department of Commerce, Federal Aviation Authority, and other governmental agencies in the U.S. as well as in other countries, and also under the Federal Acquisition Regulation.
In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, technologies or markets.
The regulatory climate can itself affect the demand for our services. For example, government reimbursement rates and other regulations, as well as the financial health of healthcare providers, and changes in how healthcare in the U.S. is structured, and how medical devices are taxed, could affect the willingness and ability of end customers to purchase the products of our customers in this sector as well as impact our margins.
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
In addition to government regulations and industry standards, our customers may require us to comply with their own or third party quality standards, business policies, commercial terms, or other social responsibility policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations.
Our compliance with these heightened and/or additional policies, standards and third party certification requirements, and managing a supply chain in accordance therewith, could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices. In certain circumstances, to meet the requirements or standards of our customers we may be obligated to select certain suppliers or make other sourcing choices, and we may bear responsibility for adverse outcomes even if these matters are as the result of third party actions or outside of our control.

There may be problems with the products we design, manufacture or service that could result in liability claims against us, reduced demand for our services and damage to our reputation.
The products that we design, manufacture or service may be subject to liability or claims in the event that defects are discovered or alleged. We design, manufacture and service products to our customers’ specifications, many of which are highly complex, and produce products for industries, such as healthcare, aerospace and defense, that tend to have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes, servicing, or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.
Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to insure against many of these risks, we may not have practical recourse against certain suppliers, and insurance coverage or supplier warranties may be inadequate, not cost effective or unavailable, either in general or for particular types of products or issues. We occasionally incur costs defending claims, and any such disputes could adversely affect our business relationships.
Intellectual property infringement claims against our customers or us could harm our business.
Our services and the products offered by our customers involve the creation and use of intellectual property rights, which subject us and our customers to the risk of claims of intellectual property infringement from third parties. In addition, our customers may require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for infringement, whether or not these have merit, we could be required to expend significant resources in defense of those claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing alternatives or obtaining licenses on reasonable terms or at all. Infringement by our customers could cause them to discontinue production of some of their products, potentially with little or no notice, which may reduce our net sales to them and disrupt our production.
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
Our industry is highly competitive. We compete against numerous providers with global operations, as well as those which operate on only a local or regional basis. In addition, current and prospective customers continually evaluate the merits of designing, manufacturing and servicing products internally and may choose to design, manufacture or service products (including products or product types that we currently design, manufacture or service for them) themselves rather than outsource such activities. Consolidations and other changes in our industry may result in a changing competitive landscape.
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
In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory may be held at a customer’s facility or warehouse, or elsewhere in a location outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers' credit risks as well as the risk of potential customer default and the need to enforce those obligations.
We may experience raw material and component shortages and price fluctuations.
We generally do not have long-term supply agreements. We have experienced, from time-to-time currently experience, and in the future may experience, raw material and component shortages due to supplier capacity constraints or their failure to deliver. We have also experienced increased lead times to procure certain types of components. Such constraints can also be caused by world events, such as government policies, terrorism, armed conflict, natural disasters, economic recession and other localized events. We currently rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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
From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees, including those that are unexpected. Transitions or other changes in responsibilities among officers and key employees, particularly those that are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, which could have an effect on our results.
We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of potential union organizing activities, work actions or other labor issues, could substantially affect our operations and results.
In addition, when we expand operations in either existing areas or new locations, including internationally, we need to attract and retain the services of sufficient qualified personnel to conduct those operations. If we fail to retain and maintain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities we may be subject to local labor practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, differing employment laws and regulations in various countries, local competition for employees, restrictions on labor mobility as well as high turnover, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results. As noted above, our adoption of certain third-party standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.
Natural disasters, breaches of security and other events outside our control, and the ineffective management of such events, may harm our business.
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. For example, in late 2016, we suffered losses, primarily inventory-related, at our facility in Xiamen, China as a result of a typhoon. All facilities are subject to other natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
Although we have implemented policies and procedures with respect to physical security, we remain at risk of unauthorized access to our facilities and the possible unauthorized use or theft of inventory, information or other physical assets. If unauthorized persons gain physical access to our facilities, or our physical assets or information are stolen, damaged or used in an unauthorized manner (whether through outside theft or industrial espionage), we could be subject to, among other consequences, negative publicity, governmental inquiry and oversight, loss of government contracts, litigation by affected parties or other future financial obligations related to the loss, misuse or theft of our or our customers' data, inventory or physical assets, any of which could have a material adverse effect on our reputation and results of operations.
We may fail to secure or maintain necessary additional financing or capital.
We cannot be certain that our existing credit facilities will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise.
Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. We have the potential to increase capacity under our revolving credit facility from $300 million to $500 million with the approval of the lenders. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates, including LIBOR, increase. We may seek to raise capital by issuing additional common stock, other equity securities or debt securities, modifying our existing credit facilities or obtaining new facilities, or through a combination of these methods. Our 5.20% Senior Notes mature on June 15, 2018 (the "Notes"); assuming no U.S. tax reform, it is our intention to refinance the Notes in fiscal 2018 with a similar long-

term product or other debt financing, although we can provide no assurances of the availability of such financing on attractive, or any, terms. An inability to refinance the Notes or to secure other debt financing could create significant liquidity issues for us.
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
We may fail to successfully complete future acquisitions, as well as strategic arrangements, and may not successfully integrate acquired operations or recognize the anticipated benefits, which could adversely affect our operating results.
We have previously grown, in part, through acquisitions and strategic arrangements. If we were to pursue future growth through acquisitions, including the acquisition of operations divested by our customers, or similar transactions, this would involve significant risks that could have a material adverse effect on us. These risks include:
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

Changes in financial accounting standards may significantly affect our financial condition or the way we conduct business.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to interpret and create accounting policies. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. For example, in 2014 the FASB issued new guidance that impacts revenue recognition criteria and is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue will be recognized "over time" as production occurs as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact on the Company's consolidated financial statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. New controls will be needed to comply with such changes and we may fail to adequately implement the needed changes.

Other changes to accounting rules or challenges to our interpretation or application of the rules by regulators may also have a material effect on our reported financial results, on the way we conduct business or on our internal controls.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease active facilities with approximately 3.5 million square feet of capacity. This includes approximately 1.6 million square feet in AMER, approximately 1.5 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of September 30, 2017, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico	Manufacturing/Engineering	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	31,000	Leased
Louisville, Colorado	Engineering	27,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Xiamen, China (1)	Manufacturing	255,000	Leased
Hangzhou, China	Manufacturing	177,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	16,000	Leased

(1)	The facilities in Buffalo Grove, Illinois, Penang, Malaysia and Xiamen, China include more than one building.

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
Market Price per Share
The Company’s common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS). The price information below represents high and low sale prices of our common stock for each quarterly period during fiscal 2017 and 2016:

Fiscal Year Ended September 30, 2017			Fiscal Year Ended October 1, 2016
	High	Low		High	Low
First Quarter	$54.99	$44.35	First Quarter	$41.62	$32.23
Second Quarter	$58.74	$50.91	Second Quarter	$39.62	$28.72
Third Quarter	$58.52	$49.06	Third Quarter	$45.45	$37.73
Fourth Quarter	$56.90	$49.20	Fourth Quarter	$47.94	$41.55
Performance Graph
The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 28, 2012, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

DOLLARS
240
220
200
180
160
140
120
100
80
60
40
2012
2013
2014
2015
2016
2017
Plexus
Nasdaq-US
Nasdaq-Electronics

	2012	2013	2014	2015	2016	2017
Plexus	$100	$122	$125	$125	$154	$185
Nasdaq-US	100	122	144	145	164	194
Nasdaq-Electronics	100	139	152	144	169	213

Shareholders of Record; Dividends
As of November 13, 2017, we had 447 shareholders of record. We have not paid any cash dividends in the past. We currently anticipate that in the foreseeable future the majority of earnings will be retained to finance the development of our business and our authorized share repurchases. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources," for a discussion of the Company’s intentions regarding dividends, and loan covenants which could restrict dividend payments.
Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 2, 2017 to July 29, 2017	47,032	$52.81	47,032	$123,659,702
July 30, 2017 to August 26, 2017	73,918	51.66	73,918	$119,841,142
August 27, 2017 to September 30, 2017	76,818	51.77	76,818	$115,864,139
	197,768	$51.98	197,768
(1) On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock.

ITEM 6.    SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	September 30, 2017	October 1, 2016	October 3, 2015(3)	September 27, 2014	September 28, 2013
Net sales	$2,528,052	$2,556,004	$2,654,290	$2,378,249	$2,228,031
Gross profit	255,855	227,359	239,550	225,569	213,185
Gross margin percentage	10.1%	8.9%	9.0%	9.5%	9.6%
Operating income (1)	129,908	99,439	115,436	100,607	96,623
Operating margin percentage	5.1%	3.9%	4.3%	4.2%	4.3%
Net income	112,062	76,427	94,332	87,213	82,259
Earnings per share (diluted)	$3.24	$2.24	$2.74	$2.52	$2.36
Cash Flow Statement Data
Cash flows provided by operations	$171,734	$127,738	$76,572	$88,432	$207,647
Capital equipment additions	38,538	31,123	35,076	65,284	108,122
Balance Sheet Data
Total assets	1,976,182	1,765,819	1,691,760	1,601,920	1,444,201
Total debt obligations	313,107	262,509	261,806	266,414	261,347
Shareholders’ equity	1,025,939	916,797	842,272	781,133	699,301
Return on invested capital (2)	16.2%	13.8%	14.0%	15.2%	14.0%
Inventory turnover ratio	3.7x	4.2x	4.3x	4.6x	5.1x

(1)
During fiscal 2016, the Company recorded $7.0 million in restructuring and other charges and $5.2 million in selling and administrative expenses, which are included in operating income. The $7.0 million was largely related to the Company's closure of its manufacturing facility in Fremont, California, and the partial closure of its Livingston, Scotland facility. The $5.2 million was related to accelerated share-based compensation expense recorded pursuant to the retirement agreement with the Company's former Chief Executive Officer. During fiscal 2015 and 2014 the Company recorded $1.7 million and $11.3 million, respectively, of restructuring and other charges, largely related to the Company's consolidation of its manufacturing facilities in Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico.

(2)
The Company defines return on invested capital ("ROIC"), a non-GAAP financial measure, as tax-effected operating income divided by average invested capital over a rolling five-quarter period. Invested capital is defined as equity plus debt, less cash and cash equivalents, as discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Return on Invested Capital ("ROIC") and Economic Return." For a reconciliation of ROIC and Economic Return to our financial statements that were prepared in accordance with GAAP, see Exhibit 99.1 to this annual report on Form 10-K.

(3)	Fiscal 2015 included 53 weeks. All other periods presented included 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 16,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is an industry leader that specializes in serving customers with complex products used in demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. With a culture built around innovation and customer service, Plexus’ teams create customized end-to-end solutions to assure the realization of the most intricate products.
The following information should be read in conjunction with our consolidated financial statements included herein and "Risk Factors" included in Part I, Item 1A herein.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2017	2016	2015*
Net sales	$2,528.1	$2,556.0	$2,654.3
Cost of sales	2,272.2	2,328.6	2,414.7
Gross profit	255.9	227.4	239.6
Gross margin	10.1%	8.9%	9.0%
Operating income	129.9	99.4	115.4
Operating margin	5.1%	3.9%	4.3%
Net income	112.1	76.4	94.3
Diluted earnings per share	$3.24	$2.24	$2.74
Return on invested capital**	16.2%	13.8%	14.0%
Economic return**	5.7%	2.8%	3.0%
*Fiscal 2015 included 53 weeks, while all other periods presented included 52 weeks.
**Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2017 net sales decreased $27.9 million, or 1.1%, as compared to fiscal 2016. Fiscal 2016 net sales decreased $98.3 million, or 3.7%, as compared to fiscal 2015.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.

A discussion of net sales by reportable segment is presented below (in millions):

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Net sales:
AMER	$1,166.4	$1,328.8	$1,389.0
APAC	1,279.3	1,161.9	1,285.9
EMEA	192.8	170.4	140.3
Elimination of inter-segment sales	(110.4)	(105.1)	(160.9)
Total net sales	$2,528.1	$2,556.0	$2,654.3
AMER. Net sales for fiscal 2017 in the AMER segment decreased $162.4 million, or 12.2%, as compared to fiscal 2016. The reduction in net sales was driven by overall decreased customer end-market demand as well as decreases of $38.7 million from customer disengagements, $25.5 million due to manufacturing transfers to our APAC and EMEA segments, $24.0 million due to a customer's decision to manufacture product internally, $16.4 million from end-of-life products and $5.8 million that resulted from a program disengagement. Partially offsetting these decreases were net sales increases of $36.6 million from the ramp of new programs for existing customers and $11.0 million from the ramp of production for new customers.
Net sales for fiscal 2016 in the AMER segment decreased $60.2 million, or 4.3%, as compared to fiscal 2015, primarily due to decreased net sales of $75.8 million with a customer that resulted from decreased customer end-market demand for one of its products and $71.9 million due to two customer disengagements. The remaining reduction in net sales resulted from decreases of $17.4 million due to two customers bringing the manufacturing of three programs in house, $12.4 million due to pilot programs for three customers not transitioning into the production stage and $5.5 million due to a product disengagement, as well as net overall decrease in customer end-market demand. Partially offsetting these decreases were increased net sales of $187.3 million due to the ramp of production for a major customer, $59.8 million from the ramp of various new programs for several existing customers and $10.4 million due to the ramp of production for a new customer.

APAC. Net sales for fiscal 2017 in the APAC segment increased $117.4 million, or 10.1%, as compared to fiscal 2016. The increase in net sales was primarily due to a $115.6 million increase due to the ramp of new programs for existing customers, net increased customer end-market demand and $21.4 million due to manufacturing transfers from our AMER segment. These increases were partially offset by decreases of $50.3 million due to a program disengagement, $38.6 million due to a customer’s partial divestiture of one of its businesses and $14.6 million that resulted from an end-of-life product.

Net sales for fiscal 2016 in the APAC segment decreased $124.0 million, or 9.6%, as compared to fiscal 2015. The reduction in net sales was primarily driven by a $90.7 million decrease in net sales due to a program disengagement. Net sales also declined by $30.2 million due to two customers revising their business models as a result of decreased end-market demand and $7.0 million due to two customer disengagements. The remaining decrease in net sales was due to a net decrease in customer end-market demand. These decreases were partially offset by increased net sales of $76.5 million from the ramp of new programs for three existing customers and $19.4 million from the ramp of production for two new customers.

EMEA. Net sales for fiscal 2017 in the EMEA segment increased $22.4 million, or 13.1%, as compared to fiscal 2016. The increase in net sales was primarily attributable to a $34.6 million increase due to the ramp of new programs for existing customers and $4.1 million due to manufacturing transfers from our AMER segment. Partially offsetting the increases was net decreased customer end-market demand and a $3.2 million decrease from end-of-life products.

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

Our net sales by market sector for fiscal 2017, 2016 and 2015 were as follows (in millions):

Market Sector	2017	2016	2015
Healthcare/Life Sciences	$858.8	$780.3	$750.2
Industrial/Commercial	788.3	774.2	685.5
Communications	477.7	597.1	844.5
Aerospace/Defense	403.3	404.4	374.1
Total net sales	$2,528.1	$2,556.0	$2,654.3
Healthcare/Life Sciences. Net sales for fiscal 2017 in the Healthcare/Life Sciences sector increased $78.5 million, or 10.1%, as compared to fiscal 2016. The increase was primarily driven by increases in net sales of $74.4 million due to the ramp of new programs for existing customers, net increased customer end-market demand and $7.0 million from the ramp of production for new customers. Partially offsetting the increases were decreases in net sales of $24.8 million due to a customer's decision to manufacture product internally and $2.1 million due to end-of-life products.
Net sales for fiscal 2016 in the Healthcare/Life Sciences sector increased $30.1 million, or 4.0%, as compared to fiscal 2015. The increase was primarily due to a $41.9 million increase in net sales due to the ramp of various new programs for several existing customers, $26.4 million from the ramp of production for three new customers and a net increase in end-market demand. Partially offsetting the increases were decreases in net sales of $20.3 million due to three customers bringing the manufacturing process for four programs in house, $7.0 million due to two customer disengagements and $5.5 million due to a product disengagement.

Industrial/Commercial. Net sales for fiscal 2017 in the Industrial/Commercial sector increased $14.1 million, or 1.8%, as compared to fiscal 2016. The increase was primarily driven by increases in net sales of $84.8 million due to the ramp of new programs for existing customers. Partially offsetting the increases were decreases in net sales of $38.6 million due to a customer’s partial divestiture of one of its businesses, $17.1 million related to a customer disengagement and net decreased customer end-market demand.

Net sales for fiscal 2016 in the Industrial/Commercial sector increased $88.7 million, or 12.9%, as compared to fiscal 2015. The increase was primarily due to ramps of production for a major customer, which resulted in increased net sales of $221.2 million. Partially offsetting the increase were decreases of $42.7 million related to the disengagement of a customer, $30.2 million that resulted from two customers revising their business models as a result of decreased end-market demand and $12.4 million due to pilot programs for three customers not transitioning into the production stage. The remaining decrease was due to decreased customer end-market demand, due in part to the downturn in the oil and gas markets.

Communications. Net sales for fiscal 2017 in the Communications sector decreased $119.4 million, or 20.0%, as compared to fiscal 2016. The reduction in net sales was primarily driven by a $52.4 million decrease in net sales due to a program disengagement, overall net decreased end-market demand, a $20.3 million decrease that resulted from end-of-life products and a $16.9 million decrease due to customer disengagements. Partially offsetting the decreases was an $18.9 million increase in net sales due to the ramp of production of new products for existing customers.

Net sales for fiscal 2016 in the Communications sector decreased $247.4 million, or 29.3%, as compared to fiscal 2015. The reduction in net sales was primarily driven by a $90.7 million decrease in net sales due to a program disengagement, a $75.8 million decrease in net sales to another customer that resulted from decreased end-market demand for one of its products and a $29.2 million decrease due to the disengagement of a customer. Overall decreased end-market demand drove the remaining reduction in net sales during fiscal 2016. Partially offsetting the decreases was a $10.2 million increase in net sales due to the ramp of production of new programs for two existing customers.

Aerospace/Defense. Net sales for fiscal 2017 in the Aerospace/Defense sector decreased $1.1 million, or 0.3%, as compared to fiscal 2016. The decrease was primarily attributable to a $7.5 million reduction that resulted from end-of-life products, a $6.4 million decrease from a program disengagement and net decreased customer end-market demand. Partially offsetting the decreases were a $10.7 million increase in net sales that resulted from the ramp of production for new customers and a $10.2 million increase due to the ramp of production of new products for existing customers.
Net sales for fiscal 2016 in the Aerospace/Defense sector increased $30.3 million, or 8.1%, as compared to fiscal 2015. The improvement was primarily attributable to increased net sales of $43.2 million that resulted from the ramp of production of new programs for several existing customers. These increases were partially offset by a decrease of $6.9 million due to program disengagements with two customers as well as a net decrease in customer end-market demand.

As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2017	2016	2015
General Electric Company ("GE")	12.2%	11.1%	10.6%
Micron Technology, Inc. ("Micron")	*	10.4%	*
ARRIS Group, Inc. ("Arris")	*	10.1%	12.6%
Top 10 customers	55.5%	58.8%	56.1%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
Cost of sales. Cost of sales for fiscal 2017 decreased $56.4 million, or 2.4%, as compared to fiscal 2016. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2017, 2016 and 2015, approximately 89.0%, 90.0% and 90.0%, respectively, of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 88.0% of these costs in each period were related to material and component costs. As a result of primarily using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally results in an immaterial impact on gross profit. As compared to fiscal 2016, the percentage decrease in cost of sales in fiscal 2017 was greater than the 1.1% decrease in net sales primarily due to a positive shift in customer mix, on-going supply chain productivity initiatives and decreased inventory obsolescence expenses, which resulted primarily from $2.9 million of inventory losses sustained from a typhoon that impacted the Company's manufacturing facilities in Xiamen, China during fiscal 2016.
Cost of sales for fiscal 2016 decreased $86.1 million, or 3.6%, as compared to fiscal 2015. As expected, the decrease in cost of sales of 3.6% as compared to fiscal 2015 was generally in line with the 3.7% decrease in net sales. Cost of sales decreased slightly less than the decrease in net sales primarily due to a $2.9 million increase in cost of sales that resulted from the Xiamen typhoon during fiscal 2016.

Gross profit. Gross profit for fiscal 2017 increased $28.5 million, or 12.5%, as compared to fiscal 2016. Gross margin increased 120 basis points as compared to fiscal 2016. The primary driver of the increases in gross profit and gross margin as compared to fiscal 2016 was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed.
Gross profit for fiscal 2016 decreased $12.2 million, or 5.1%, as compared to fiscal 2015. Gross margin decreased 10 basis points as compared to fiscal 2015. The primary driver of the decreases in gross profit and gross margin as compared to fiscal 2015 was the decrease in net sales and the $2.9 million increase in cost of sales due to the typhoon-related losses previously discussed.

Operating income. Operating income for fiscal 2017 increased $30.5 million as compared to fiscal 2016 as a result of the increase in gross profit and a $7.0 million decrease in restructuring and other charges, partially offset by a $5.1 million increase in selling and administrative expenses ("S&A"). Restructuring and other charges in fiscal 2016 related to the closure of our manufacturing facility in Fremont, California and the partial closure of our Livingston, Scotland facility. The increase in S&A in fiscal 2017 resulted from a $3.5 million increase in variable compensation expense as a result of improved ROIC and $2.0 million of increased salary and wage-related expenses, partially offset by a $1.9 million decrease in share-based compensation expense. While the level of fiscal 2017 share-based compensation expense benefited from the non-recurrence of $5.2 million of accelerated share-based compensation expense related to the retirement of the Company's former President and Chief Executive Officer in fiscal 2016, that effect was partially offset by a non-recurring $2.1 million equity grant in 2017 in connection with his appointment as Executive Chairman of the Board. Operating margin increased to 5.1% in fiscal 2017 from 3.9% in fiscal 2016.
Operating income for fiscal 2016 decreased $16.0 million as compared to fiscal 2015 as a result of the decrease in gross profit and a $5.3 million increase in restructuring and other charges, as discussed above, partially offset by a $1.5 million reduction in S&A. The reduction in S&A in fiscal 2016 resulted from a $6.4 million decrease in variable compensation expense, partially offset by a $5.4 million increase in share-based compensation expense primarily due to $5.2 million of accelerated share-based compensation expense due to the retirement of the Company's former President and Chief Executive Officer, as discussed above. Operating margin decreased to 3.9% in fiscal 2016 from 4.3% in fiscal 2015.

A discussion of operating income (loss) by reportable segment is presented below (in millions):

	2017	2016	2015
Operating income (loss):
AMER	$41.9	$64.9	$68.6
APAC	200.1	155.5	160.2
EMEA	(6.2)	(3.7)	(8.1)
Corporate and other costs	(105.9)	(117.3)	(105.3)
Total operating income	$129.9	$99.4	$115.4

AMER. Operating income decreased $23.0 million in fiscal 2017 as compared to fiscal 2016, primarily as a result of the decrease in net sales and increased variable labor costs to support new program ramps. The impact of the decrease in net sales was partially offset by a positive shift in customer mix due in part to decreased net sales to lower margin customers that resulted from two customer disengagements.

Operating income for fiscal 2016 decreased $3.7 million as compared to fiscal 2015, driven primarily by decreased net sales. The impact of the net sales decrease was partially offset by a positive change in customer mix due in part to decreased net sales to lower margin customers that resulted from two customer disengagements.

APAC. Operating income increased $44.6 million in fiscal 2017 as compared to fiscal 2016, primarily as a result of the increase in net sales, a positive shift in customer mix, supply chain productivity initiatives and decreased inventory obsolescence expenses, which resulted primarily from the $2.9 million of losses sustained in fiscal 2016 from the Xiamen typhoon discussed above.

Operating income decreased $4.7 million in fiscal 2016 as compared to fiscal 2015, primarily as a result of the decrease in net sales and the effects of the Xiamen typhoon. The impact of the decrease in net sales was partially offset by a positive shift in net sales mix, partially due to a program disengagement, and a $4.7 million decrease in fixed manufacturing expenses due to cost saving initiatives.

EMEA. Operating loss increased $2.5 million in fiscal 2017 as compared to fiscal 2016 primarily due to increased labor costs to support new program ramps, partially offset by the impact of the increase in net sales.

Operating loss decreased $4.4 million in fiscal 2016 as compared to fiscal 2015 primarily due to the impact of the net sales increase, while fixed costs remained relatively flat.

Other income (expense). Other expense for fiscal 2017 decreased $4.0 million as compared to fiscal 2016. The decrease in other expense for fiscal 2017 was primarily due to the impact of foreign exchange volatility, which resulted in a foreign exchange gain of $2.3 million during fiscal 2017 as compared to a $1.7 million loss during fiscal 2016. This was partially offset by $2.2 million of expense related to the Company's accounts receivable securitization facility. Refer to "Liquidity and Capital Resources - Financing Activities" for additional detail on the Company's accounts receivable securitization facility.

Other expense for fiscal 2016 increased $2.9 million as compared to fiscal 2015. The increase in other expense for fiscal 2016 was primarily the result of a $3.0 million increase in foreign exchange losses that resulted from foreign exchange volatility.

Income taxes. Income tax expense and effective annual income tax rates for fiscal 2017, 2016 and 2015 were as follows (dollars in millions):

	2017	2016	2015
Income tax expense	$9.8	$11.0	$12.0
Effective annual tax rate	8.0%	12.6%	11.3%
Income tax expense for fiscal 2017 was $9.8 million compared to $11.0 million for fiscal 2016 and $12.0 million for fiscal 2015. The Company's annual effective tax rates vary from the U.S. statutory rate of 35.0% primarily as a result of the mix of earnings from U.S. and foreign jurisdictions and a tax holiday granted to a subsidiary located in the APAC region where the Company derives a significant portion of its earnings. The effective tax rate for fiscal 2017 was lower than the effective tax rate for fiscal 2016 primarily due to an increase in income before taxes in lower tax-rate jurisdictions and an on-going tax benefit related to incremental deductible expenses in a jurisdiction where we pay income taxes. The effective tax rate for fiscal 2016 was higher than the effective rate for fiscal 2015 primarily as a result of the overall decrease in income before taxes in jurisdictions where the Company does not pay taxes.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. In fiscal 2017, 2016 and 2015, the holiday resulted in tax reductions of approximately $37.5 million ($1.11 per basic share, $1.08 per diluted share), $27.1 million ($0.81 per basic share, $0.79 per diluted share), and $29.9 million ($0.89 per basic share, $0.87 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding the Company’s tax rate.
The annual effective tax rate for fiscal 2018 is expected to be approximately 8.0% to 10.0%.

Net Income. Net income for fiscal 2017 increased $35.7 million, or 46.7%, from fiscal 2016 to $112.1 million. Net income increased primarily as a result of increased gross profit, decreased restructuring and other charges and decreased foreign exchange losses, partially offset by increases in S&A, as discussed previously.

Net income for fiscal 2016 decreased $17.9 million, or 19.0%, from fiscal 2015 to $76.4 million. Net income decreased primarily as a result of decreased gross profit, increased restructuring and other charges and increased foreign exchange losses, partially offset by decreases in S&A and income tax expense, as discussed previously.

Diluted earnings per share. Diluted earnings per share increased to $3.24 in fiscal 2017 from $2.24 in fiscal 2016 primarily as a result of increased net income.

Diluted earnings per share decreased to $2.24 in fiscal 2016 from $2.74 in fiscal 2015 primarily as a result of decreased net income. This was partially offset by the positive impact of fewer weighted average outstanding shares in fiscal 2016 due to our common stock repurchase program.

Return on Invested Capital ("ROIC") and Economic Return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 500 basis points over our weighted average cost of capital ("WACC"), which we refer to as "Economic Return," and a 4.7% to 5.0% operating margin target. Our primary focus is on our Economic Return goal of 5.0%, which is designed to create shareholder value and generate sufficient cash to self-fund our targeted organic revenue growth rate of 12.0%. ROIC and Economic Return are non-GAAP financial measures.
Non-GAAP financial measures, including ROIC and Economic Return, are used for internal management goals and decision making because such measures provide management and investors additional insight into financial performance. In particular, we provide ROIC and Economic Return because we believe they offer insight into the metrics that are driving management decisions because we view ROIC and Economic Return as important measures in evaluating the efficiency and effectiveness of our long-term capital requirements. We also use a derivative measure of ROIC as a performance criteria in determining certain elements of compensation, and certain compensation incentives are based on Economic Return performance.
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling five-quarter period for the fiscal year. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
We review our internal calculation of WACC annually. Our WACC was 10.5% for fiscal year 2017 and 11.0% for fiscal years 2016 and 2015. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 16.2%, 13.8%, and 14.0% for fiscal 2017, 2016 and 2015, respectively. Fiscal 2017 ROIC of 16.2% reflects an Economic Return of 5.7%, based on our weighted average cost of capital of 10.5%.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	2017	2016	2015
Adjusted operating income (tax effected)	$119.5	$102.0	$104.2
Average invested capital	738.3	740.0	745.6
After-tax ROIC	16.2%	13.8%	14.0%
WACC	10.5%	11.0%	11.0%
Economic Return	5.7%	2.8%	3.0%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $569.3 million as of September 30, 2017, as compared to $433.0 million as of October 1, 2016.
As of September 30, 2017, 95.8% of our cash balance was held outside of the U.S. by our foreign subsidiaries. While our intent is to permanently reinvest the funds held in these countries, we regularly review and evaluate that strategy, particularly as the percentage of our cash balance held outside the U.S. has increased. For example, during fiscal 2016, the Company repatriated $100.0 million of that fiscal year's foreign earnings from the APAC region to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. The Company does not have a history of repatriating foreign earnings by way of a taxable dividend and considers the fiscal 2016 remittance to be an isolated occurrence. Without tax reform, the Company does not anticipate a similar repatriation in the foreseeable future. Currently, we believe that cash held in the U.S., together with cash available under our Credit Facility, will be sufficient to meet our U.S. liquidity needs for the next twelve months and for the foreseeable future. See below for the Company's plans related to the potential refinancing of $175.0 million in principal amount of its 5.20% Senior Notes due on June 15, 2018 (the "Notes").
Cash Flows. The following table provides a summary of cash flows for fiscal 2017, 2016 and 2015, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	2017	2016	2015
Cash provided by operating activities	$171.7	$127.7	$76.6
Cash used in investing activities	$(37.8)	$(26.5)	$(34.7)
Cash provided by (used in) financing activities	$1.3	$(21.3)	$(26.2)
Operating Activities. Cash flows provided by operating activities were $171.7 million for fiscal 2017, as compared to $127.7 million for fiscal 2016. The improvement was primarily due to the increase in net income and a $13.9 million change in working capital. Working capital cash flows improved as compared to the prior year primarily due to a $90.7 million increase in accounts receivable cash flows, which resulted primarily from increased factoring activity and an $18.1 million increase in customer deposit cash flows driven by significant deposits received from two customers. Partially offsetting these working capital cash flow improvements was an $85.3 million increase in cash used for inventory driven by increased inventory levels to support the ramp of new customer programs and an $11.7 million increase in cash used for other current and noncurrent assets cash flows resulting from increases in prepaid arrangements.
Cash flows provided by operating activities were $127.7 million for fiscal 2016, as compared to cash flows provided by operating activities of $76.6 million for fiscal 2015. The improvement was primarily due to increased working capital requirements in fiscal 2015 due to the increase in net sales. This was partially offset by the larger increase in cash flows received for customer deposits in fiscal 2015 and the decrease in earnings in fiscal 2016.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	September 30, 2017	October 1, 2016	October 3, 2015
Days in accounts receivable	50	58	53
Days in inventory	99	87	85
Days in accounts payable	(63)	(61)	(60)
Days in cash deposits	(16)	(13)	(12)
Annualized cash cycle	70	71	66
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
As of September 30, 2017, annualized cash cycle days decreased one day compared to October 1, 2016 due to the following factors:
Days in accounts receivable for the three months ended September 30, 2017 decreased eight days compared to the three months ended October 1, 2016. The decrease is primarily attributable to a $121.2 million increase in accounts receivable sold under factoring programs, partially offset by an increase in accounts receivable that resulted from a shift in customer mix and an increase in payment terms with certain customers.
Days in inventory for the three months ended September 30, 2017 increased twelve days compared to the three months ended October 1, 2016. The increase is primarily driven by an increase in inventory levels as a result of experiencing longer lead times for certain components for new programs and to support new program ramps. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the increase in inventory.
Days in accounts payable for the three months ended September 30, 2017 increased two days compared to the three months ended October 1, 2016. The increase is primarily driven by increased purchasing activity to support new program ramps.
Days in cash deposits for the three months ended September 30, 2017 increased three days compared to the three months ended October 1, 2016. The increase was primarily attributable to an increase in customer deposits primarily due to deposits received from two customers during the three months ended September 30, 2017 as we actively seek deposits to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $133.2 million for fiscal 2017 compared to $96.6 million for fiscal 2016, an increase of $36.6 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2017	2016	2015
Cash flows provided by operating activities	$171.7	$127.7	$76.6
Payments for property, plant and equipment	(38.5)	(31.1)	(35.1)
Free cash flow	$133.2	$96.6	$41.5
Investing Activities. Cash flows used in investing activities were $37.8 million for fiscal 2017 compared to $26.5 million for fiscal 2016. The increase in cash used in investing activities was due to a $7.4 million increase in capital expenditures primarily to support new capabilities, new program ramps, and to replace or refresh older equipment, and a $3.9 million decrease in proceeds received from the sale of property, plant and equipment, primarily related to the sale of our former engineering facility in Neenah, Wisconsin in fiscal 2016.
Cash flows used in investing activities were $26.5 million for fiscal 2016 compared to $34.7 million for fiscal 2015. The reduction was due to a $4.0 million decrease in capital expenditures and the $4.2 million increase in proceeds received from the sale of property, plant and equipment.

We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2017. We currently estimate capital expenditures for fiscal 2018 will be approximately $80 million to $90 million.

Financing Activities. Cash flows provided by financing activities were $1.3 million for fiscal 2017 compared to cash flows used in financing activities of $21.3 million for fiscal 2016. The increase was primarily attributable to a net $32.8 million increase in borrowings, which was partially offset by a $4.1 million increase in cash used to repurchase our shares under the stock repurchase program described below, a $3.5 million increase in payments related to tax withholding for share-based compensation and a $3.0 million decrease in proceeds received from stock option exercises.

Cash flows used in financing activities were $21.3 million for fiscal 2016 compared to $26.2 million for fiscal 2015. The decrease was primarily attributable to the $5.0 million increase in proceeds received from increased stock option exercise activity during fiscal 2016.

On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017, subject to market conditions and other considerations. During fiscal 2017, the Company repurchased 655,470 shares under this program for $34.1 million, at an average price of $52.08 per share.

On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During fiscal 2016, the Company repurchased 760,903 shares under this program for $30.0 million, at an average price of $39.43 per share.

All shares repurchased under the repurchase programs were recorded as treasury stock.

The Company has a senior unsecured revolving credit facility (the "Credit Facility") with a $300.0 million maximum commitment that expires on July 5, 2021.  The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions.

Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the related Credit Agreement). As of September 30, 2017, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 2.358%). The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 30, 2017. During fiscal 2017, the highest daily borrowing was $151.0 million; the average daily borrowings were $106.7 million. The Company borrowed $331.0 million and repaid $298.0 million of revolving borrowings under the Credit Facility during fiscal 2017. As of the end of fiscal 2017, $108.0 million of borrowings were outstanding under the Credit Facility.

The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 30, 2017, the Company was in compliance with all financial covenants of the Credit Agreement.

In fiscal 2011, Plexus issued $175.0 million in principal amount of the Notes. The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of September 30, 2017, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement. Assuming no U.S. tax reform within the next year, our intention is to refinance the Notes with a similar long-term product, although we can provide no assurances of the availability of such financing on attractive, or any, terms. If we are unable to refinance the Notes, the Company believes that it would still be able to fulfill its financial obligation with available cash and other sources of liquidity.

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
The Company has a Master Accounts Receivable Purchase Agreement (the "BTMU RPA") with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU Purchaser"). Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a "Seller") may sell to the BTMU Purchaser accounts receivable owed to such Sellers by specified customers. In exchange, the BTMU Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The BTMU Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA was amended on October 19, 2017 to increase the maximum facility amount from $120.0 million to $160.0 million. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
The Company also has a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC Purchaser"). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, an "HSBC Seller") may sell to the HSBC Purchaser up to an aggregate of $60.0 million in accounts receivable owed to such HSBC Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
The Company sold $418.0 million, $65.6 million and $93.1 million of trade accounts receivable under these programs during fiscal years 2017, 2016 and 2015, respectively, in exchange for cash proceeds of $415.8 million, $65.0 million and $92.4 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous expense" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, potential refinancing of the Notes and our leasing capabilities, should be sufficient to meet our working capital and fixed capital requirements for the next twelve months, including the repayment of the Notes. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2017 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2018	2019-2020	2021-2022	2023 and thereafter
Short-Term Debt Obligations (1)	$291.7	$291.7	$—	$—	$—
Capital Lease and Other Financing Obligations (2)	37.6	4.9	5.9	2.9	23.9
Operating Lease Obligations	36.6	9.4	16.1	6.0	5.1
Purchase Obligations (3)	492.9	480.0	12.5	0.2	0.2
Other Long-Term Liabilities on the Balance Sheet (4)	13.4	0.1	0.3	—	13.0
Other Long-Term Liabilities not on the Balance Sheet (5)	6.4	2.7	0.7	—	3.0
Other financing obligations (6)	31.7	1.5	3.2	3.3	23.7
Total Contractual Cash Obligations	$910.3	$790.3	$38.7	$12.4	$68.9

1)
Includes $175.0 million in principal amount of Notes and amounts outstanding under the Credit Facility. As of September 30, 2017, the outstanding balance under the Credit Facility was $108.0 million. The amounts listed above include interest; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

2)
As of September 30, 2017, capital lease and other financing obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leaseback in Guadalajara, Mexico; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

3)	As of September 30, 2017, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)
As of September 30, 2017, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $3.1 million, as of September 30, 2017, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

5)
As of September 30, 2017, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

6)
Includes future minimum lease payments under the 10-year base lease agreement in Guadalajara as well as two 5-year renewal options; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements. During fiscal 2017, there were no material changes to these policies. Our more critical accounting estimates are described below:
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated.
Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently provide for additional U.S. and foreign income taxes that would become payable upon the repatriation of undistributed earnings. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
Share-Based Compensation: Generally accepted accounting principles require all grants of share-based compensation to employees to be measured at fair value and expensed in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant. We use the Black-Scholes valuation model to value stock options and the Monte Carlo valuation model to value performance stock units. See Note 9, "Benefit Plans," in Notes to Consolidated Financial Statements for further information.
Inventories:  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company’s control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.
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
Allowance for Doubtful Accounts: Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status.
Warranties: The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Consolidated Balance Sheets in "other current accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. See Note 12, "Guarantees," in Notes to Consolidated Financial Statements for further information.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Description of Business and Significant Accounting Policies," in Notes to Consolidated Financial Statements regarding recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in foreign exchange and interest rates. We selectively use financial instruments to reduce such risks. We do not use derivative financial instruments for speculative purposes.
Foreign Currency Risk
Our international operations create potential foreign exchange risk. Our policy is to selectively hedge our foreign currency denominated transactions in a manner that partially offsets the effects of changes in foreign currency exchange rates. We typically use foreign currency contracts to hedge only those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Corresponding gains and losses on the underlying transaction generally offset the gains and losses on these foreign currency hedges.
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2017	2016	2015
Net Sales	9%	8%	7%
Total Costs	14%	13%	12%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 30, 2017, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of September 30, 2017, our only material interest rate risk is associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of September 30, 2017, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 2.358%). Borrowings under the Note Purchase Agreement are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company’s overall interest rate exposure, as of September 30, 2017, a 10.0% change in interest rates would not have a material effect on the Company’s financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 30, 2017

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Plexus Corp. and its subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 17, 2017

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015
(in thousands, except per share data)

	2017	2016	2015
Net sales	$2,528,052	$2,556,004	$2,654,290
Cost of sales	2,272,197	2,328,645	2,414,740
Gross profit	255,855	227,359	239,550
Selling and administrative expenses	125,947	120,886	122,423
Restructuring and other charges	—	7,034	1,691
Operating income	129,908	99,439	115,436
Other income (expense):
Interest expense	(13,578)	(14,635)	(13,964)
Interest income	5,042	4,242	3,499
Miscellaneous	451	(1,652)	1,324
Income before income taxes	121,823	87,394	106,295
Income tax expense	9,761	10,967	11,963
Net income	$112,062	$76,427	$94,332
Earnings per share:
Basic	$3.33	$2.29	$2.81
Diluted	$3.24	$2.24	$2.74
Weighted average shares outstanding:
Basic	33,612	33,374	33,618
Diluted	34,553	34,098	34,379
Comprehensive income:
Net income	$112,062	$76,427	$94,332
Other comprehensive income (loss):
Derivative instrument fair value adjustment	2,405	8,967	(11,223)
Foreign currency translation adjustments	4,155	(14,035)	(13,830)
Other comprehensive income (loss)	6,560	(5,068)	(25,053)
Total comprehensive income	$118,622	$71,359	$69,279
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 30, 2017 and October 1, 2016
(in thousands, except per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$568,860	$432,964
Restricted cash	394	—
Accounts receivable, net of allowances of $980 and $2,368, respectively	365,513	416,888
Inventories	654,642	564,131
Prepaid expenses and other	28,046	19,364
Total current assets	1,617,455	1,433,347
Property, plant and equipment, net	314,665	291,225
Deferred income taxes	5,292	4,834
Other	38,770	36,413
Total non-current assets	358,727	332,472
Total assets	$1,976,182	$1,765,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$286,934	$78,507
Accounts payable	413,999	397,200
Customer deposits	107,837	84,637
Accrued salaries and wages	49,376	41,806
Other accrued liabilities	49,445	48,286
Total current liabilities	907,591	650,436
Long-term debt and capital lease obligations, net of current portion	26,173	184,002
Other liabilities	16,479	14,584
Total non-current liabilities	42,652	198,586
Total liabilities	950,243	849,022
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 51,934 and 51,272 shares issued, respectively, and 33,464 and 33,457 shares outstanding, respectively	519	513
Additional paid-in capital	555,297	530,647
Common stock held in treasury, at cost, 18,470 and 17,815 shares, respectively	(574,104)	(539,968)
Retained earnings	1,049,206	937,144
Accumulated other comprehensive loss	(4,979)	(11,539)
Total shareholders’ equity	1,025,939	916,797
Total liabilities and shareholders’ equity	$1,976,182	$1,765,819

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, September 27, 2014	33,653	$500	$475,634	$(479,968)	$766,385	$18,582	$781,133
Net income	—	—	—	—	94,332	—	94,332
Other comprehensive loss	—	—	—	—	—	(25,053)	(25,053)
Treasury shares purchased	(745)	—	—	(30,000)	—	—	(30,000)
Share-based compensation expense	—	—	13,252	—	—	—	13,252
Exercise of stock options, including tax benefits	592	6	8,602	—	—	—	8,608
Balances, October 3, 2015	33,500	506	497,488	(509,968)	860,717	(6,471)	842,272
Net income	—	—	—	—	76,427	—	76,427
Other comprehensive loss	—	—	—	—	—	(5,068)	(5,068)
Treasury shares purchased	(761)	—	—	(30,000)	—	—	(30,000)
Share-based compensation expense	—	—	19,341	—	—	—	19,341
Exercise of stock options, including tax benefits	718	7	13,818	—	—	—	13,825
Balances, October 1, 2016	33,457	513	530,647	(539,968)	937,144	(11,539)	916,797
Net income	—	—	—	—	112,062	—	112,062
Other comprehensive income	—	—	—	—	—	6,560	6,560
Treasury shares purchased	(655)	—	—	(34,136)	—	—	(34,136)
Share-based compensation expense	—	—	17,411	—	—	—	17,411
Exercise of stock options, including tax benefits	662	6	7,239	—	—	—	7,245
Balances, September 30, 2017	33,464	519	$555,297	$(574,104)	$1,049,206	$(4,979)	$1,025,939

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	112,062	$76,427	$94,332
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	45,330	47,414	48,378
Amortization of deferred financing fees	311	405	304
(Gain) Loss on sale of property, plant and equipment, net	(162)	1,215	123
Deferred income taxes	(366)	(330)	(597)
Share-based compensation expense	17,411	19,341	13,252
Changes in operating assets and liabilities:
Accounts receivable	53,705	(36,990)	(64,876)
Inventories	(86,072)	(785)	(48,202)
Other current and noncurrent assets	(8,740)	2,913	6,398
Accounts payable	6,894	5,839	5,283
Customer deposits	22,599	4,466	25,843
Other current and noncurrent liabilities	8,762	7,823	(3,666)
Cash flows provided by operating activities	171,734	127,738	76,572
Cash flows from investing activities
Payments for property, plant and equipment	(38,538)	(31,123)	(35,076)
Proceeds from sales of property, plant and equipment	704	4,607	407
Cash flows used in investing activities	(37,834)	(26,516)	(34,669)
Cash flows from financing activities
Borrowings under credit facility and other short-term borrowings	331,076	625,000	483,000
Payments on debt and capital lease obligations	(302,880)	(629,571)	(487,811)
Debt issuance costs	—	(545)	—
Repurchases of common stock	(34,136)	(30,000)	(30,000)
Proceeds from exercise of stock options	13,368	16,407	11,380
Payments related to tax withholding for share-based compensation	(6,123)	(2,582)	(2,772)
Cash flows provided by (used in) financing activities	1,305	(21,291)	(26,203)
Effect of exchange rate changes on cash and cash equivalents	1,085	(4,073)	(5,185)
Net increase in cash and cash equivalents and restricted cash	136,290	75,858	10,515
Cash and cash equivalents and restricted cash:
Beginning of period	432,964	357,106	346,591
End of period	$569,254	$432,964	$357,106
Supplemental disclosure information:
Interest paid	$13,812	$14,927	$13,483
Income taxes paid	$10,158	$11,364	$11,157
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus" or the "Company,") participate in the Electronic Manufacturing Services ("EMS") industry. Plexus has been partnering with companies to transform concepts into branded products and deliver them to customers in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is headquartered in Neenah, Wisconsin and has operations in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions.
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2017 and fiscal 2016 each included 52 weeks; fiscal 2015 included 53 weeks.
Cash and Cash Equivalents and Restricted Cash:  Cash equivalents include short-term highly liquid investments and are classified as Level 1 in the fair value hierarchy described below. Restricted cash represents cash received from customers to settle invoices sold under accounts receivable purchase agreements that is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables. Restricted cash is also classified as Level 1 in the fair value hierarchy described below.
As of September 30, 2017 and October 1, 2016, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2017	2016
Cash	$264,222	$175,396
Money market funds and other	304,638	257,568
Restricted cash	394	—
Total cash and cash equivalents and restricted cash	$569,254	$432,964
Inventories:  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Valuing inventories at the lower of cost or market requires the use of estimates and judgment. Customers may cancel their orders, change production quantities or delay production for a number of reasons that are beyond the Company’s control. Any of these, or certain additional actions, could impact the valuation of inventory. Any actions taken by the Company’s customers that could impact the value of its inventory are considered when determining the lower of cost or market valuations.
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
Property, Plant and Equipment and Depreciation:  Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Buildings and improvements	5-39 years
Machinery and equipment	3-7 years
Computer hardware and software	3-10 years
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2017, 2016 and 2015.
Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently provide for additional U.S. and foreign income taxes that would become payable upon the repatriation of undistributed earnings. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
Foreign Currency Translation & Transactions:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous income (expense)." Exchange gains (losses) on foreign currency transactions were $2.3 million, $(1.7) million, and $1.3 million for fiscal 2017, 2016 and 2015, respectively. These amounts include the amount of gain (loss) recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives:  All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders’ equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $2.4 million, $9.0 million and $(11.2) million was recorded in "Accumulated other comprehensive loss" for fiscal 2017, 2016 and 2015, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.

Plexus Corp.
Notes to Consolidated Financial Statements

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
Earnings Per Share:  The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding and net income. The computation of diluted earnings per common share reflects additional dilution from share-based awards, excluding any with an antidilutive effect. See Note 7, "Earnings Per Share," for further information.
Share-based Compensation:  The Company measures all grants of share-based payments to employees, including grants of employee stock options, at fair value and expenses them in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant. See Note 9, "Benefit Plans," for further information.
Comprehensive Income (Loss):  The Company follows the established standards for reporting comprehensive income (loss), which is defined as the changes in equity of an enterprise except those resulting from shareholder transactions.
Accumulated other comprehensive loss consists of the following as of September 30, 2017 and October 1, 2016 (in thousands):

	2017	2016
Foreign currency translation adjustments	$(7,482)	$(11,637)
Cumulative change in fair value of derivative instruments	2,503	98
Accumulated other comprehensive loss	$(4,979)	$(11,539)
Refer to Note 5, "Derivatives and Fair Value Measurements," for further explanation regarding the change in fair value of derivative instruments that is recorded to "Accumulated other comprehensive loss."
Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and capital lease obligations as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt was $284.5 million and $251.4 million as of September 30, 2017 and October 1, 2016, respectively. The carrying value of the Company's debt was $283.0 million and $250.0 million as of September 30, 2017 and October 1, 2016, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
Business and Credit Concentrations:  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and derivative instruments, specifically related to counterparties. In accordance with the Company’s investment policy, the Company’s cash, cash equivalents and derivative instruments were placed with recognized financial institutions. The Company’s investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments. Concentrations of credit risk in accounts receivable resulting from sales to major customers are discussed in Note 11, "Reportable Segments, Geographic Information and Major Customers". The Company, at times, requires cash deposits for services performed. The Company also closely monitors extensions of credit.
Recently Adopted Accounting Pronouncements:
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18 to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The Company adopted this guidance retrospectively during the first quarter of fiscal 2017 and, as a result, the Company has included restricted cash within the Consolidated Statements of Cash Flows; such amounts were not material. The retrospective adoption did not impact the prior period Consolidated Statements of Cash Flows since there was no restricted cash during any of the prior periods presented. Amounts included in restricted cash represent cash received from customers to settle invoices sold under the trade accounts receivable sale programs that is contractually required to be set aside. The restrictions will lapse when the cash is remitted to the purchaser of the receivables.
In March 2016, the FASB issued ASU 2016-09, which changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this guidance prospectively during the first fiscal quarter of 2017. Upon adoption, the Company recognized no net impact to its fiscal 2017 opening retained earnings balance as an incremental $4.9 million net operating loss carryforward related to tax deductions in excess of compensation expense for stock options was fully offset by an increase to the valuation allowance. The adoption did not have any other material impacts and will not materially impact the Company's future financial statements as long as the Company remains in a valuation allowance in the jurisdictions in which share-based compensation awards and options vest and are exercised, respectively.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2017, the FASB issued ASU 2017-12 related to the accounting for hedging activities. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020 and early adoption is permitted. The Company is finalizing its assessment of the impact of the guidance, but does not believe it will have a material impact on the Company's Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16 related to the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new standard addresses certain issues where diversity in practice was identified. It also amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and will generally require retrospective adoption. Early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Statements of Cash Flows.

Plexus Corp.
Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements and the timing of adoption.
In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services ("Topic 606"). Topic 606 also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and is effective for the Company beginning in the first quarter of fiscal year 2019.
The Company developed a comprehensive project plan that includes a global cross-functional team of representatives to conduct an assessment of Topic 606 and its potential impacts on the Company. The project plan includes analyzing the standard’s impact on the Company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. The Company is in the process of identifying and implementing appropriate changes to its current accounting policies, business processes, systems and controls to support revenue recognition and disclosures under Topic 606.
As of September 30, 2017, the Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue will be recognized "over time," as products are produced, as opposed to at a "point in time" upon physical delivery. The new standard could have a material impact on the Company's consolidated financial statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The Company presently expects to adopt Topic 606 at the beginning of fiscal 2019 using the modified retrospective approach.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of September 30, 2017 and October 1, 2016 consisted of the following (in thousands):

	2017	2016
Raw materials	$477,921	$414,303
Work-in-process	86,367	69,423
Finished goods	90,354	80,405
Total inventories	$654,642	$564,131
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2017 and October 1, 2016 was $106.2 million and $74.6 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

3.    Property, Plant and Equipment
Property, plant and equipment as of September 30, 2017 and October 1, 2016 consisted of the following (in thousands):

	2017	2016
Land, buildings and improvements	$262,428	$247,806
Machinery and equipment	348,593	336,378
Computer hardware and software	117,404	107,239
Construction in progress	12,790	4,298
Total property, plant and equipment, gross	741,215	695,721
Less: accumulated depreciation	(426,550)	(404,496)
Total property, plant and equipment, net	$314,665	$291,225
Assets held under capital leases and included in property, plant and equipment as of September 30, 2017 and October 1, 2016 consisted of the following (in thousands):

	2017	2016
Buildings and improvements	$23,717	$12,801
Machinery and equipment	11,070	6,070
Total property, plant and equipment held under capital leases, gross	34,787	18,871
Less: accumulated amortization	(6,465)	(8,042)
Total property, plant and equipment held under capital leases, net	$28,322	$10,829
During fiscal 2017, the Company capitalized $15.7 million of certain leased property, plant and equipment related to the relocation of its Neenah Design Center to a new facility located near the Company's Global Headquarters.
Amortization of assets held under capital leases totaled $3.0 million, $1.9 million and $0.5 million for fiscal 2017, 2016 and 2015, respectively. Capital lease additions totaled $20.5 million, $2.9 million, and $1.2 million for fiscal 2017, 2016 and 2015, respectively.
As of September 30, 2017, October 1, 2016 and October 3, 2015, accounts payable included approximately $10.8 million, $3.5 million and $2.7 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 30, 2017 and October 1, 2016, consisted of the following (in thousands):

	2017	2016
Borrowings under the credit facility	$108,000	$75,000
5.20% Senior notes, due June 15, 2018	175,000	175,000
Capital lease and other financing obligations	30,901	13,614
Unamortized deferred financing fees	(794)	(1,105)
Total obligations	313,107	262,509
Less: current portion	(286,934)	(78,507)
Long-term debt and capital lease obligations, net of current portion	$26,173	$184,002
The Company has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2017, the highest daily borrowing was $151.0 million; the average daily borrowings were $106.7 million. The Company borrowed $331.0 million and repaid $298.0 million of revolving borrowings under the Credit Facility during fiscal 2017.

Plexus Corp.
Notes to Consolidated Financial Statements

The financial covenants (as defined under the related Credit Agreement) require that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 30, 2017, the Company was in compliance with all financial covenants of the Credit Agreement. Borrowings under the Credit Facility bear interest, at the Company’s option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company’s then-current leverage ratio (as defined in the Credit Agreement). As of September 30, 2017, the borrowing rate under the Credit Agreement was LIBOR plus 1.125% (or 2.358%). The Company is required to pay an annual commitment fee on the unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 30, 2017.
The Company also has outstanding 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). As of September 30, 2017 and October 1, 2016, $175.0 million was outstanding, and the Company was in compliance with all financial covenants relating to the Notes, which are generally consistent with those in the Credit Agreement discussed above.
The aggregate scheduled maturities of the Company’s debt obligations as of September 30, 2017, are as follows (in thousands):

2018	$283,000
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Total	$283,000
The aggregate scheduled maturities of the Company’s capital leases and other financing obligations as of September 30, 2017, are as follows (in thousands):

2018	$3,934
2019	2,705
2020	1,648
2021	820
2022	651
Thereafter	21,143
Total	$30,901
The Company's weighted average interest rate on capital lease obligations was 4.51% and 5.58% as of September 30, 2017 and October 1, 2016, respectively.
The Neenah Design Center capital lease that commenced during fiscal 2017 resulted in a non-cash transaction of approximately $15.7 million and is reflected in the current portion of long-term debt and capital lease obligations, as well as in long-term debt and capital lease obligations, net of current portion, on the accompanying Consolidated Balance Sheets as of September 30, 2017.

The "Thereafter" line of the scheduled maturities of capital lease obligations table above includes an $8.6 million non-cash financing obligation related to a failed sale-leaseback of a building shell in Guadalajara, Mexico that was capitalized in fiscal 2014. This obligation will be increased by interest expense and land rent expense, and reduced by contractual payments during the 20-year lease term. As of October 1, 2016, the balance of the related financing obligation totaled $8.4 million. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation. If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $4.1 million in fiscal 2024 or $0.8 million in fiscal 2029.

Plexus Corp.
Notes to Consolidated Financial Statements

The future minimum payments under the remainder of the ten-year base lease agreement, as well as the two five-year renewal options, are as follows (in thousands):

2018	$1,513
2019	1,550
2020	1,589
2021	1,629
2022	1,670
2023 through 2024 (remainder of the ten-year base lease agreement)	3,466
$11,417
2025 through 2029 (first five-year renewal option)	9,451
2030 through 2034 (second five-year renewal option)	10,870
Total	$31,738

5.    Derivatives and Fair Value Measurements
All derivatives are recognized in the accompanying Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations. The Company has cash flow hedges related to forecasted foreign currency obligations, in addition to non-designated hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes.
Generally accepted accounting principles require companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses.
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $2.0 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.0 million as of September 30, 2017, and a notional value of $73.7 million as of October 1, 2016. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $2.0 million asset as of September 30, 2017 and a $0.5 million liability as of October 1, 2016.
The Company had additional forward currency exchange contracts outstanding as of September 30, 2017, with a notional value of $10.6 million; there were $109.6 million such contracts outstanding as of October 1, 2016. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous income (expense)." The total fair value of these derivatives was a $0.1 million liability as of September 30, 2017, and a $0.1 million asset as of October 1, 2016.
On May 5, 2017, a $75.0 million notional amount interest rate swap contract expired related to $75.0 million of borrowings outstanding under the Credit Facility. The interest rate swap paid the Company variable interest at the one month LIBOR rate, and the Company paid the counterparty a fixed interest rate. The fixed interest rate for the contract was 0.875%. The interest rate swap contract qualified as a cash flow hedge and all changes in the fair value of the interest rate swap were recorded in "Accumulated other comprehensive loss" on the accompanying Consolidated Balance Sheets until earnings were affected by the variability of cash flows. The notional amount of the Company's interest rate swap was $75.0 million as of October 1, 2016.

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Interest rate swaps	Prepaid expenses and other	$—	$—	Other accrued liabilities	$—	$132
Forward currency forward contracts	Prepaid expenses and other	$2,024	$—	Other accrued liabilities	$—	$486

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$35	$182	Other accrued liabilities	$118	$130

Derivative Impact on Accumulated Other Comprehensive Loss ("OCL") for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	September 30, 2017	October 1, 2016	October 3, 2015
Interest rate swaps	$(10)	$(16)	$(1,258)
Forward currency forward contracts	$(848)	$5,311	$(15,660)

Derivative Impact on Gain (Loss) Recognized in Income for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
		September 30, 2017	October 1, 2016	October 3, 2015
Interest rate swaps	Interest expense	$(142)	$(381)	$(579)
Forward currency forward contracts	Selling and administrative expenses	$(317)	$(350)	$(597)
Forward currency forward contracts	Cost of sales	$(3,041)	$(3,261)	$(4,843)
Treasury Rate Locks	Interest expense	$321	$320	$324
Interest rate swaps	Income tax expense	$(84)	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		September 30, 2017	October 1, 2016	October 3, 2015
Forward currency forward contracts	Miscellaneous income (expense)	$2,153	$121	$164
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2017, 2016 and 2015.

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of liabilities of the Company’s derivatives as of September 30, 2017 and October 1, 2016, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Asset/(Liability)
In thousands of dollars
Fiscal year ended September 30, 2017	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$1,941	$—	$1,941

Fiscal year ended October 1, 2016
Derivatives
Interest rate swaps	$—	$(132)	$—	$(132)
Forward currency forward contracts	$—	$(434)	$—	$(434)
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

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
U.S.	$(35,209)	$(26,796)	$(32,480)
Foreign	157,032	114,190	138,775
	$121,823	$87,394	$106,295

Income tax expense (benefit) for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Current:
Federal	$78	$—	$—
State	33	(15)	(397)
Foreign	10,016	11,312	12,957
	10,127	11,297	12,560
Deferred:
Federal	77	—	—
State	38	24	(399)
Foreign	(481)	(354)	(198)
	(366)	(330)	(597)
	$9,761	$10,967	$11,963

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2017, 2016 and 2015:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	1.2	1.6	1.3
Foreign tax rate differences	(39.9)	(36.3)	(38.0)
Disregarded entity benefit	(0.9)	(1.8)	(1.2)
Dividend repatriation	—	32.9	—
Valuation allowances	12.2	(18.7)	16.5
Other, net	0.4	(0.1)	(2.3)
Effective income tax rate	8.0%	12.6%	11.3%
The Company recorded income tax expense of $9.8 million, $11.0 million and $12.0 million for fiscal 2017, 2016 and 2015, respectively.
The effective tax rate for fiscal 2017 was lower than the effective tax rate for fiscal 2016 primarily due to an increase in income before taxes in lower tax-rate jurisdictions and a tax benefit related to incremental deductible expenses in a jurisdiction where the Company pays income taxes. The effective tax rate for fiscal 2016 is higher than that of fiscal 2015 primarily as a result of the overall decrease in income before taxes in jurisdictions where the Company does not pay taxes.
During fiscal 2017, the Company recorded a $14.9 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA regions.
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
During fiscal 2015, the Company recorded a $17.5 million addition to its valuation allowance related to continuing losses in certain jurisdictions within the AMER and EMEA regions.
The components of the net deferred income tax assets as of September 30, 2017 and October 1, 2016, were as follows (in thousands):

	2017	2016
Deferred income tax assets:
Loss/credit carryforwards	$44,831	$24,017
Inventories	7,710	7,527
Accrued benefits	25,811	25,493
Allowance for bad debts	319	461
Other	2,732	2,822
Total gross deferred income tax assets	81,403	60,320
Less valuation allowances	(61,668)	(41,002)
Deferred income tax assets	19,735	19,318
Deferred income tax liabilities:
Property, plant and equipment	14,443	14,400
Other	—	84
Deferred income tax liabilities	14,443	14,484
Net deferred income tax assets	$5,292	$4,834

Plexus Corp.
Notes to Consolidated Financial Statements

During the first fiscal quarter of 2017, the Company adopted ASU 2016-09. Upon adoption, the Company recognized no net impact to its fiscal 2017 opening retained earnings balance as an incremental $4.9 million net operating loss carryforward related to tax deductions in excess of compensation expense for stock options was fully offset by an increase to the valuation allowance.
During fiscal 2017, the Company’s valuation allowance increased by $20.7 million. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the AMER region of $18.4 million and in the EMEA region of $2.3 million.
As of September 30, 2017, the Company had approximately $181.5 million of pre-tax state net operating loss carryforwards that expire between fiscal 2018 and 2038. These state net operating losses have a full valuation allowance against them.
During fiscal 2017, tax legislation was adopted in various jurisdictions. None of the legislative changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC region. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to comply. During fiscal 2017, 2016 and 2015, the tax holiday resulted in tax reductions of approximately $37.5 million ($1.11 per basic share, $1.08 per diluted share), $27.1 million ($0.81 per basic share, $0.79 per diluted share) and $29.9 million ($0.89 per basic share, $0.87 per diluted share), respectively.
The Company does not provide for taxes that would be payable if undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which a deferred income tax liability has not been recorded was approximately $990.7 million as of September 30, 2017. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable at this time.
The Company has approximately $3.1 million of uncertain tax benefits as of September 30, 2017. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (noncurrent) in the amount of $0.8 million and an offset to "Deferred income taxes" (noncurrent asset) in the amount of $2.3 million. The Company has classified these amounts as "Other liabilities" (noncurrent) and "Deferred income taxes" (noncurrent asset) to the extent that payment is not anticipated within one year.
The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

	2017	2016	2015
Balance at beginning of fiscal year	$2,799	$2,353	$2,368
Gross increases for tax positions of prior years	184	534	73
Gross increases for tax positions of the current year	163	—	—
Gross decreases for tax positions of prior years	(31)	(88)	(88)
Balance at end of fiscal year	$3,115	$2,799	$2,353
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.8 million and $0.6 million for the fiscal years ended September 30, 2017 and October 1, 2016, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million for each of the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for each of the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015.
It is possible that a number of uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company’s consolidated results of operations, financial position and cash flows.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2012-2017
Germany	2013-2017
Mexico	2012-2017
Romania	2011-2017
United Kingdom	2014-2017
United States
Federal	2011, 2013-2017
State	2003-2017

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2017, 2016 and 2015 (in thousands, except per share amounts):

	2017	2016	2015
Net income	$112,062	$76,427	$94,332
Basic weighted average common shares outstanding	33,612	33,374	33,618
Dilutive effect of share-based awards outstanding	941	724	761
Diluted weighted average shares outstanding	34,553	34,098	34,379
Earnings per share:
Basic	$3.33	$2.29	$2.81
Diluted	$3.24	$2.24	$2.74
In fiscal 2017, 2016 and 2015, share-based awards for approximately 0.1 million, 0.8 million and 0.7 million shares, respectively, were not included in the computation of diluted earnings per share as they were antidilutive.

8.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through fiscal 2027, and many contain renewal and/or purchase options. Rent expense under all operating leases for fiscal 2017, 2016 and 2015 was approximately $13.7 million, $13.6 million and $14.4 million, respectively.
Future minimum annual payments on operating leases are as follows (in thousands):

2018	$9,390
2019	8,191
2020	7,873
2021	4,279
2022	1,718
Thereafter	5,106
Total future minimum operating lease payments	$36,557

Plexus Corp.
Notes to Consolidated Financial Statements

9.    Benefit Plans
Share-based Compensation Plans: The Plexus Corp. 2016 Omnibus Incentive Plan (the "2016 Plan"), which was approved by shareholders, is a stock and cash-based incentive plan, and includes provisions by which the Company may grant executive officers, employees and directors stock options, stock appreciation rights ("SARs"), restricted stock (including restricted stock units ("RSUs"), performance stock awards (including performance stock units ("PSUs"), other stock awards and cash incentive awards.  Similar awards were offered under its predecessor, the 2008 Long-Term Incentive Plan (the "2008 Plan"), which is no longer being used for grants; however, outstanding awards granted under the 2008 Plan and its predecessors continue in accordance with their terms.
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2016 Plan is 3.2 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the "Committee") of the Board of Directors may establish a term and vesting period for awards under the 2016 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees generally vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Beginning for fiscal 2017 grants, 50% of PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index, a market condition, and the remaining 50% vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, each during a three-year performance period. The PSUs granted in fiscal 2016 and prior years vest based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a three-year performance period. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognized $17.4 million, $19.3 million and $13.3 million of compensation expense associated with share-based awards in fiscal 2017, 2016 and 2015, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2017, 2016 or 2015.
A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of September 27, 2014	2,270	$31.65
Granted	221	39.53
Canceled	(25)	36.50
Exercised	(549)	28.93
Outstanding as of October 3, 2015	1,917	$33.27
Granted	229	39.52
Canceled	(66)	41.48
Exercised	(619)	31.59
Outstanding as of October 1, 2016	1,461	$34.59
Granted	36	45.45
Canceled	(4)	30.88
Exercised	(521)	32.29
Outstanding as of September 30, 2017	972	$36.23	$19,283

Plexus Corp.
Notes to Consolidated Financial Statements

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
October 3, 2015	1,560	$31.67
October 1, 2016	1,125	$33.11
September 30, 2017	865	$35.62	4.21	$17,692
The following table summarizes outstanding stock option and SAR information as of September 30, 2017 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$14.17 - $31.70	244	$26.27	3.40	244	$26.27
$31.71 - $37.12	279	$35.56	5.00	243	$35.72
$37.13 - $41.84	270	$40.11	4.92	252	$39.99
$41.85 - $45.45	179	$44.99	5.68	126	$44.81
$14.17 - $45.45	972	$36.23	4.70	865	$35.62
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
The weighted average fair value per share of options and SARs granted for fiscal 2017, 2016 and 2015 were $15.66, $12.82 and $14.55, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2017	2016	2015
Expected life (years)	5.70	5.70	4.50 - 5.70
Risk-free interest rate	1.50%	1.23 - 1.87%	1.52 - 1.64%
Expected volatility	34%	35 - 37%	37 - 38%
Dividend yield	—	—	—
The fair value of options and SARs vested for fiscal 2017, 2016 and 2015 was $3.5 million, $3.6 million and $5.5 million, respectively.
For fiscal 2017, 2016 and 2015, the total intrinsic value of options and SARs exercised was $10.2 million, $7.4 million and $7.7 million, respectively.
As of September 30, 2017, there was $0.7 million of unrecognized compensation expense related to non-vested options and SARs that is expected to be recognized over a weighted average period of 0.7 years.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of September 27, 2014	730	$31.97
Granted	325	41.46
Canceled	(43)	35.15
Vested	(216)	37.52
Units outstanding as of October 3, 2015	796	$38.18
Granted	499	39.68
Canceled	(29)	36.84
Vested	(244)	27.77
Units outstanding as of October 1, 2016	1,022	$41.49
Granted	397	54.21
Canceled	(22)	41.17
Vested	(329)	43.76
Units outstanding as of September 30, 2017	1,068	$45.97	$59,905
The Company uses the fair value at the date of grant to value RSUs. As of September 30, 2017, there was $16.6 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.5 years.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant. Vesting of all PSUs granted in fiscal 2016 and prior years is based on the relative TSR of Plexus stock as compared to the TSR of companies in the Russell 3000 Index during a three-year performance period. Beginning in fiscal 2017, 50% of the PSUs will vest based on relative TSR performance, with the other 50% vesting based on a three-point annual average of the Company's absolute economic return, each during a three-year performance period. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon performance on the metrics during the performance period. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index during the performance period and if a 2.5% average economic return is achieved over the three-year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.4 million.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 30, 2017, the 0.1 million PSUs granted in fiscal 2014 vested at a 98% payout based upon the TSR performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2017, 2016 and 2015.
As of September 30, 2017, at the target achievement level, there was $4.4 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 2.1 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2017, 2016 and 2015 totaled $7.5 million, $7.4 million and $7.2 million, respectively.
Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of September 30, 2017 and October 1, 2016, the related deferred compensation liability associated with these arrangements totaled $0.3 million and $0.6 million, respectively.
The Company maintains investments in a trust account to fund required payments under the deferred compensation plan. As of September 30, 2017 and October 1, 2016, the total value of the assets held by the trust totaled $9.7 million and $9.3 million, respectively, and was recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During fiscal 2017, 2016 and 2015, the Company made payments to the participants in the amount of $0.4 million, $0.8 million and $0.9 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

Supplemental Executive Retirement Plan: The Company also maintains a supplemental executive retirement plan (the "SERP") as an additional deferred compensation plan for executive officers. Under the SERP, a covered executive may elect to defer some or all of the participant’s compensation into the plan, and the Company may credit the participant’s account with a discretionary employer contribution. Participants are entitled to payment of deferred amounts and any related earnings upon termination or retirement from Plexus.
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2017, 2016 and 2015, the Company made contributions to the participants’ SERP accounts in the amount of $1.2 million, $0.5 million and $0.5 million, respectively.
In March 2017, the Company changed the trustee of the SERP. The change resulted in a settlement and re-investment of $10.3 million, with no actual cash received or distributed by the Company.
As of September 30, 2017 and October 1, 2016, the SERP assets held in the trust totaled $12.0 million and $9.5 million, respectively, and the related liability to the participants totaled approximately $12.0 million and $9.8 million, respectively. As of September 30, 2017 and October 1, 2016, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
The trust assets are subject to the claims of the Company’s creditors. The deferred compensation and trust assets and the related liabilities to the participants are included in non-current "Other assets" and non-current "Other liabilities," respectively, in the accompanying Consolidated Balance Sheets.

10.    Litigation
The Company is party to lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and other charges, if any. Losses incurred from a typhoon that impacted the APAC segment in fiscal 2016 are excluded from the segment results and included within corporate and other expenses. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.

Plexus Corp.
Notes to Consolidated Financial Statements

Information about the Company’s three reportable segments for fiscal 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Net sales:
AMER	$1,166,346	$1,328,760	$1,389,017
APAC	1,279,261	1,161,851	1,285,905
EMEA	192,829	170,450	140,292
Elimination of inter-segment sales	(110,384)	(105,057)	(160,924)
	$2,528,052	$2,556,004	$2,654,290

Operating income (loss):
AMER	$41,924	$64,921	$68,585
APAC	200,103	155,501	160,217
EMEA	(6,197)	(3,746)	(8,129)
Corporate and other costs	(105,922)	(117,237)	(105,237)
	$129,908	$99,439	$115,436
Other income (expense):
Interest expense	(13,578)	(14,635)	(13,964)
Interest income	5,042	4,242	3,499
Miscellaneous	451	(1,652)	1,324
Income before income taxes	$121,823	$87,394	$106,295

Depreciation:
AMER	$19,694	$19,937	$17,753
APAC	15,588	16,874	18,176
EMEA	5,467	6,106	8,339
Corporate	4,581	4,497	4,110
	$45,330	$47,414	$48,378

Capital expenditures:
AMER	$18,111	$14,389	$17,595
APAC	13,816	10,786	9,590
EMEA	5,748	3,399	6,976
Corporate	863	2,549	915
	$38,538	$31,123	$35,076

	September 30, 2017	October 1, 2016
Total assets:
AMER	$595,851	$590,850
APAC	1,163,111	1,009,917
EMEA	172,830	136,636
Corporate and eliminations	44,390	28,416
	$1,976,182	$1,765,819

Plexus Corp.
Notes to Consolidated Financial Statements

The following information is provided in accordance with the required segment disclosures for fiscal 2017, 2016 and 2015. Net sales were based on the Company’s location providing the product or service (in thousands):

	2017	2016	2015
Net sales:
United States	$984,773	$1,134,342	$1,303,106
Malaysia	940,045	844,501	926,059
China	339,216	317,350	359,846
Mexico	181,573	194,418	85,911
Romania	114,363	83,712	65,338
United Kingdom	70,163	81,894	70,335
Germany	8,303	4,844	4,619
Elimination of inter-segment sales	(110,384)	(105,057)	(160,924)
	$2,528,052	$2,556,004	$2,654,290

	September 30, 2017	October 1, 2016
Long-lived assets:
United States	$110,828	$92,152
Malaysia	74,769	71,596
Mexico	37,237	39,155
Romania	33,717	30,408
China	18,602	19,197
United Kingdom	6,456	6,594
Germany	303	307
Other Foreign	5,126	4,940
Corporate	27,627	26,876
	$314,665	$291,225
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 30, 2017 and October 1, 2016 exclude other long-term assets and deferred income tax assets, which totaled $44.1 million and $41.2 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2017, 2016 and 2015 were as follows:

	2017	2016	2015
General Electric Company ("GE")	12.2%	11.1%	10.6%
Micron Technology, Inc. ("Micron")	*	10.4%	*
ARRIS Group, Inc. ("Arris")	*	10.1%	12.6%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
During fiscal 2017, 2016, and 2015, net sales attributable to GE were reported in all three reportable segments. During fiscal 2016 and 2015, sales attributable to Arris were reported in the AMER and APAC segments. During fiscal 2016, net sales attributable to Micron were reported in the AMER and APAC segments.
As of September 30, 2017, Arris represented 11.6% of total accounts receivable. As of October 1, 2016, Micron represented 18.9% of total accounts receivable.

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2017, 2016 and 2015 (in thousands):

Limited warranty liability, as of September 27, 2014	6,803
Accruals for warranties issued during the period	1,742
Settlements (in cash or in kind) during the period	(2,698)
Limited warranty liability, as of October 3, 2015	5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	6,109
Accruals for warranties issued during the period	912
Settlements (in cash or in kind) during the period	(2,265)
Limited warranty liability, as of September 30, 2017	4,756

13.    Shareholders' Equity
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. During fiscal 2017, the Company repurchased 655,470 shares under this program for $34.1 million, at an average price of $52.08 per share.
On August 20, 2015, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $30.0 million of its common stock during fiscal 2016. During fiscal 2016, the Company repurchased 760,903 shares for $30.0 million, at an average price of $39.43 per share.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
Pursuant to the Company’s Rights Agreement, each preferred share purchase right (a "Right") entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.01 par value per share ("Preferred Share"), at a price of $125.00 per one one-hundredth of a Preferred Share, subject to

Plexus Corp.
Notes to Consolidated Financial Statements

adjustment. The Rights are exercisable only if a person or group acquires beneficial ownership of more than 20.0% of the Company’s outstanding common stock or commences, or announces an intention to make, a tender offer or exchange offer that would result in such person or group acquiring the beneficial ownership of more than 20.0% of the Company’s common stock. The Rights expire on August 28, 2018, subject to extension.

14.    Trade Accounts Receivable Sale Programs
The Company has a Master Accounts Receivable Purchase Agreement (the "BTMU RPA") with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU Purchaser"). Pursuant to the BTMU RPA, the Company and certain of its subsidiaries (each, a "Seller") may sell to the BTMU Purchaser accounts receivable owed to such Sellers by specified customers. In exchange, the BTMU Purchaser pays a purchase price for each purchased receivable equal to the net face value of the receivable less an agreed-upon discount. The BTMU RPA represents a non-committed facility. The BTMU Purchaser pays an agreed-upon servicing fee to each Seller with respect to each purchased receivable sold by such Seller, consistent with common market practices. The BTMU RPA contains representations, warranties, covenants, and termination events that are customary for factoring transactions of this type. The BTMU RPA was amended on October 19, 2017 to increase the maximum facility amount from $120.0 million to $160.0 million. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended.
On March 17, 2017, the Company entered into a Master Accounts Receivable Purchase Agreement (the "HSBC RPA") with HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC Purchaser"). Pursuant to the HSBC RPA, the Company and certain of its subsidiaries (each, an "HSBC Seller") may sell to the HSBC Purchaser up to an aggregate of $60.0 million in accounts receivable owed to such HSBC Sellers by specified customers. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
The Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous expense" in the Consolidated Statements of Comprehensive Income in the period of the sale.
The Company sold $418.0 million, $65.6 million and $93.1 million of trade accounts receivable under these programs, or their predecessors, during fiscal years 2017, 2016 and 2015, respectively, in exchange for cash proceeds of $415.8 million, $65.0 million and $92.4 million, respectively.

15.    Restructuring and Other Charges
The Company incurred no restructuring and other charges during fiscal 2017. During fiscal 2016 the Company recorded $7.0 million of restructuring and other charges related largely to the Company's closure of its manufacturing facility in Fremont, California. The Company also recorded restructuring and other charges in the EMEA segment related to the partial closure of its Livingston, Scotland facility. During fiscal 2015 the Company recorded $1.7 million of restructuring and other charges in the AMER segment, which largely related to the consolidation of the Company's manufacturing facilities in Wisconsin and the relocation of manufacturing operations from Juarez to Guadalajara, Mexico.
These charges are recorded within "Restructuring and other charges" on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Consolidated Balance Sheets.
No income tax benefit for these restructuring and other charges was recognized due to tax losses in these jurisdictions.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company's restructuring accrual activity for the years ended September 30, 2017, October 1, 2016 and October 3, 2015 is included in the table below (in thousands):

	Employee Termination and Severance Costs	Lease Obligations and Other Exit Costs	Total
Accrual balance, September 27, 2014	$142	$—	$142
Restructuring and other charges	144	1,547	1,691
Amounts utilized	(286)	(1,547)	(1,833)
Accrual balance, October 3, 2015	$—	$—	$—
Restructuring and other charges	5,255	1,779	7,034
Amounts utilized	(4,571)	(1,621)	(6,192)
Accrual balance, October 1, 2016	$684	$158	$842
Restructuring and other charges	—	—	—
Amounts utilized	(684)	(158)	(842)
Accrual balance, September 30, 2017	$—	$—	$—

16.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2017 and 2016 (in thousands, except per share amounts):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$635,019	$604,349	$618,832	$669,852	$2,528,052
Gross profit	64,356	63,800	61,185	66,514	255,855
Net income	28,179	29,295	25,579	29,009	112,062
Earnings per share (1):
Basic	$0.84	$0.87	$0.76	$0.86	$3.33
Diluted	$0.82	$0.84	$0.74	$0.84	$3.24

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$616,664	$618,660	$667,616	$653,064	$2,556,004
Gross profit	50,059	53,272	62,498	61,530	227,359
Net income	14,448	16,787	26,099	19,093	76,427
Earnings per share (1):
Basic	$0.43	$0.50	$0.78	$0.57	$2.29
Diluted	$0.42	$0.50	$0.76	$0.56	$2.24
(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 30, 2017, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective at the reasonable assurance level.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 30, 2017, as stated in its report included herein.
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

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders ("2018 Proxy Statement").
Our Code of Conduct and Business Ethics is posted on our website at www.plexus.com. You may access the Code of Conduct and Business Ethics by following the links under "Investors" and then "Corporate Governance" at our website. Plexus’ Code of Conduct and Business Ethics applies to all members of the board of directors, officers and employees; and includes provisions related to accounting and financial matters that apply to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller.
Executive Officers of the Registrant
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Todd P. Kelsey	52	President and Chief Executive Officer
Steven J. Frisch	51	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	51	Senior Vice President and Chief Financial Officer
Angelo M. Ninivaggi	50	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	52	Executive Vice President – Global Manufacturing Solutions and Regional President–AMER
Yong Jin Lim	57	Regional President – APAC
Oliver K. Mihm	45	Regional President – EMEA
Todd P. Kelsey joined Plexus in 1994 and has served as President and Chief Executive Officer since September 2016; prior thereto, he served as Executive Vice President and Chief Operating Officer since 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President and Chief Operating Officer since October 2016. Prior thereto, he served as Executive Vice President and Chief Customer Officer since 2014. Previously, Mr. Frisch served as Executive Vice President – Global Customer Services from 2013 to 2014. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Vice President in 2014 and a Senior Vice President in 2015. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010. Prior to joining Plexus, Mr. Jermain served in various positions at Appvion, Inc., formerly Appleton Papers, Inc.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006 and was named a Senior Vice President in 2011. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Senior Vice President – Global Manufacturing Solutions since 2014. Mr. Darroch was named Regional President – AMER in 2016 and was named an Executive Vice President in October 2016. Previously, Mr. Darroch served as Regional President – Plexus EMEA from 2013 to 2014 and Vice President of Operations – EMEA prior thereto. Prior to joining Plexus, Mr. Darroch served in various positions at Jabil Circuit, Inc., an EMS provider.
Yong Jin Lim joined Plexus in 1998 and has served as Regional President – APAC since 2007.
Oliver K. Mihm joined Plexus in 2000 and has served as Regional President – EMEA since 2015. Previously, Mr. Mihm served as Market Sector Vice President – Industrial/Commercial from 2014 to 2015, Senior Vice President – Global Engineering Solutions from 2013 to 2015, Vice President – Global Engineering Solutions from 2011 to 2013 and as Vice President of Plexus' Raleigh, North Carolina Design Center prior thereto.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board Committees – Compensation and Leadership Development Committee," "Corporate Governance – Directors’ Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management."
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	2,039,747	$36.23	2,517,364
Equity compensation plans not approved by security holders	—	n/a	—
Total	2,039,747	36.23	2,517,364

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
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading "Auditors - Fees and Services" in the 2018 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

Exhibit No.	Exhibit
3(i)	(a) Restated Articles of Incorporation of Plexus Corp.

(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through May 18, 2017

4.1	(a) Restated Articles of Incorporation of Plexus Corp.

(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through May 18, 2017

4.3	Rights Agreement, dated as of August 28, 2008, between Plexus Corp. and American Stock Transfer & Trust Company, LLC

10.1 (a)
Credit Agreement, dated as of May 15, 2012, among Plexus Corp. and the banks, financial institutions and other institutional lenders listed on the signature pages thereof, U.S. Bank National Association, as administrative agent, PNC Bank, National Association, as syndication agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., HSBC Bank USA, National Association, RBS Citizens, N.A. and Wells Fargo Bank, N.A., as co-documentation agents, and U.S. Bank National Association and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners (including the related subsidiary guaranty) (the "Credit Agreement").

10.1 (b)
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

10.3 (a)
Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 4, 2016.

10.3 (b)
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of December 14, 2016.

10.3 (c)
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017.

10.3 (d)
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 19, 2017. (Reflects non-material changes finalized in October 2017.)

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate*

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey*

10.6	Form of Change of Control Agreement with executive officers*

10.7 (a)	Summary of Directors’ Compensation (11/17)*

10.7 (b)	Summary of Directors’ Compensation (11/14)* (superseded)

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan*

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan*

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan*

10.10 (b)	Forms of award agreements thereunder*

(i) Form of Stock Option Agreement

(ii) Form of Restricted Stock Unit Award

(iii) Form of Performance Stock Unit Agreement

(iv) Form of Stock Appreciation Rights Agreement

(v) Form of Restricted Stock Unit Award Agreement for Directors

(vi) Form of Plexus Corp. Variable Incentive Compensation Plan - Plexus Leadership Team

10.11 (a)	Amended and Restated Plexus Corp. 2008 Long-Term Incentive Plan* (superseded except as to outstanding awards)

10.11(b)	Forms of award agreements thereunder*

(i) Form of Stock Option Agreement

(ii) Form of Restricted Stock Unit Award

(iii) Form of Stock Appreciation Rights Agreement

(iv) Form of Performance Stock Unit Agreement

10.12(a)	Amended and Restated Plexus Corp. 2005 Equity Incentive Plan* [superseded]

10.12(b)	Forms of award agreements thereunder* [superseded]

(i) Form of Option Grant (Officer or Employee)

(ii) Form of Option Grant (Director)

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reconciliation of ROIC to GAAP and Economic Return Financial Statements

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Designates management compensatory plans or agreements.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 30, 2017, October 1, 2016 and October 3, 2015 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2017:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,368	$566	$—	$(1,954)	$980
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,002	$20,678	$—	$(12)	$61,668

Fiscal Year 2016:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$879	$1,492	$—	$(3)	$2,368
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$58,343	$1,121	$—	$(18,462)	$41,002

Fiscal Year 2015:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$1,188	$581	$—	$(890)	$879
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,935	$16,408	$—	$—	$58,343

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 17, 2017	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Joann M. Eisenhart
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Joann M. Eisenhart, Director

/s/ Patrick J. Jermain	/s/ Rainer Jueckstock
Patrick J. Jermain, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Rainer Jueckstock, Director

/s/ Dean A. Foate	/s/ Peter Kelly
Dean A. Foate, Chairman	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Paul A. Rooke
Ralf R. Böer, Director	Paul A. Rooke, Director

/s/ Stephen P. Cortinovis	/s/ Michael V. Schrock
Stephen P. Cortinovis, Director	Michael V. Schrock, Director

/s/ David J. Drury
David J. Drury, Director
*Each of the above signatures is affixed as of November 17, 2017.