Form 10-Q
period 2017-12-30
PLEXUS CORP
filed 2018-02-02
CIK 785786

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
For the quarterly period ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 30, 2018, there were 33,689,319 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

December 30, 2017

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales	$677,294	$635,019
Cost of sales	613,771	570,663
Gross profit	63,523	64,356
Selling and administrative expenses	31,966	30,453
Operating income	31,557	33,903
Other income (expense):
Interest expense	(3,725)	(3,274)
Interest income	1,555	1,071
Miscellaneous	(346)	(674)
Income before income taxes	29,041	31,026
Income tax expense	127,534	2,847
Net (loss) income	$(98,493)	$28,179
(Loss) earnings per share:
Basic	$(2.93)	$0.84
Diluted	$(2.93)	$0.82
Weighted average shares outstanding:
Basic	33,567	33,534
Diluted	33,567	34,544
Comprehensive (loss) income:
Net (loss) income	$(98,493)	$28,179
Other comprehensive income (loss):
Derivative instrument fair value adjustment	1,539	(5,403)
Foreign currency translation adjustments	2,142	(11,359)
Other comprehensive income (loss)	3,681	(16,762)
Total comprehensive (loss) income	$(94,812)	$11,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$506,694	$568,860
Restricted cash	8,157	394
Accounts receivable, net of allowances of $1,049 and $980, respectively	334,776	365,513
Inventories	669,894	654,642
Prepaid expenses and other	31,362	28,046
Total current assets	1,550,883	1,617,455
Property, plant and equipment, net	318,358	314,665
Deferred income tax assets	5,302	5,292
Other	41,664	38,770
Total non-current assets	365,324	358,727
Total assets	$1,916,207	$1,976,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$179,881	$286,934
Accounts payable	420,984	413,999
Customer deposits	102,823	107,837
Accrued salaries and wages	52,483	49,376
Other accrued liabilities	61,006	49,445
Total current liabilities	817,177	907,591
Long-term debt and capital lease obligations, net of current portion	26,047	26,173
Long-term accrued income taxes payable	99,897	—
Deferred income tax liabilities	21,906	—
Other liabilities	17,331	16,479
Total non-current liabilities	165,181	42,652
Total liabilities	982,358	950,243
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,231 and 51,934 shares issued, respectively, and 33,607 and 33,464 shares outstanding, respectively	522	519
Additional paid-in capital	567,562	555,297
Common stock held in treasury, at cost, 18,624 and 18,470 shares, respectively	(583,651)	(574,104)
Retained earnings	950,713	1,049,206
Accumulated other comprehensive loss	(1,297)	(4,979)
Total shareholders’ equity	933,849	1,025,939
Total liabilities and shareholders’ equity	$1,916,207	$1,976,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 30, 2017	December 31, 2016
Cash flows from operating activities
Net (loss) income	$(98,493)	$28,179
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	11,702	11,449
Amortization of deferred financing fees	78	77
Gain on sale of property, plant and equipment, net	(124)	(111)
Deferred income taxes	21,906	—
Share-based compensation expense	3,896	3,625
Changes in operating assets and liabilities:
Accounts receivable	31,461	68,537
Inventories	(14,016)	(5,570)
Other current and noncurrent assets	(4,453)	(4,808)
Accrued income taxes payable	106,156	394
Accounts payable	8,756	(18,635)
Customer deposits	(5,195)	(417)
Other current and noncurrent liabilities	7,432	(3,269)
Cash flows provided by operating activities	69,106	79,451
Cash flows from investing activities
Payments for property, plant and equipment	(16,702)	(6,950)
Proceeds from sales of property, plant and equipment	173	124
Cash flows used in investing activities	(16,529)	(6,826)
Cash flows from financing activities
Borrowings under credit facility and other short-term borrowings	216,314	73,597
Payments on debt and capital lease obligations	(324,192)	(73,475)
Repurchases of common stock	(9,547)	(7,061)
Proceeds from exercise of stock options	8,513	5,124
Payments related to tax withholding for share-based compensation	(141)	(2,360)
Cash flows used in financing activities	(109,053)	(4,175)
Effect of exchange rate changes on cash and cash equivalents	2,073	(3,567)
Net (decrease) increase in cash and cash equivalents and restricted cash	(54,403)	64,883
Cash and cash equivalents and restricted cash:
Beginning of period	569,254	432,964
End of period	$514,851	$497,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 30, 2017 AND DECEMBER 31, 2016
Unaudited
1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). In the opinion of the Company, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 30, 2017 and September 30, 2017, and the results of operations for the three months ended December 30, 2017 and December 31, 2016, and the cash flows for the same three month periods.
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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-12 related to the accounting for hedging activities. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020 and early adoption is permitted. The Company is finalizing its assessment of the impact of the guidance, but does not believe it will have a material impact on the Company's Condensed Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16 related to the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new standard addresses certain issues where diversity in practice was identified. It also amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Statements of Cash Flows.
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Condensed Consolidated Financial Statements and the timing of adoption.
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
2.    Inventories
Inventories as of December 30, 2017 and September 30, 2017 consisted of the following (in thousands):

	December 30, 2017	September 30, 2017
Raw materials	$501,323	$477,921
Work-in-process	85,634	86,367
Finished goods	82,937	90,354
Total inventories	$669,894	$654,642
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 30, 2017 and September 30, 2017 was $102.1 million and $106.2 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of December 30, 2017 and September 30, 2017, consisted of the following (in thousands):

	December 30, 2017	September 30, 2017
5.20% Senior notes, due June 15, 2018	$175,000	$175,000
Borrowings under the credit facility	—	108,000
Capital lease and other financing obligations	31,644	30,901
Unamortized deferred financing fees	(716)	(794)
Total obligations	205,928	313,107
Less: current portion	(179,881)	(286,934)
Long-term debt and capital lease obligations, net of current portion	$26,047	$26,173

The Company has outstanding 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). As of December 30, 2017 and September 30, 2017, $175.0 million was outstanding. The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of December 30, 2017, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended December 30, 2017, the highest daily borrowing was $193.0 million; the average daily borrowings were $134.2 million and the Company borrowed $215.5 million and repaid $323.5 million of revolving borrowings under the Credit Facility. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the Note Purchase Agreement discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was assessed at an annual rate of 0.175%, payable quarterly, as of December 30, 2017.
The fair value of the Company’s debt, excluding capital leases, was $175.2 million and $284.5 million as of December 30, 2017 and September 30, 2017, respectively. The carrying value of the Company's debt, excluding capital leases, was $175.0 million and $283.0 million as of December 30, 2017 and September 30, 2017, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.
4.    Derivatives
Derivatives:
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
U.S. GAAP, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Accordingly, the Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses.
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $3.6 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $68.4 million as of December 30, 2017 and $67.0 million as of September 30, 2017. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $3.6 million asset as of December 30, 2017 and a $2.0 million asset as of September 30, 2017.
The Company had additional forward currency exchange contracts outstanding as of December 30, 2017, with a notional value of $17.8 million; there were $10.6 million such contracts outstanding as of September 30, 2017. The Company did not designate these derivative instruments as hedging instruments. In accordance with U.S. GAAP, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous other income (expense)." The total fair value of these derivatives was a $0.3 million liability as of December 30, 2017, and a $0.1 million liability as of September 30, 2017.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 30, 2017	September 30, 2017		December 30, 2017	September 30, 2017
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$3,642	$2,024	Other accrued liabilities	$—	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 30, 2017	September 30, 2017		December 30, 2017	September 30, 2017
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$28	$35	Other accrued liabilities	$351	$118

Derivative Impact on Accumulated Other Comprehensive Loss ("OCL")
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") on Derivatives (Effective Portion)
	December 30, 2017	December 31, 2016
Interest rate swaps	$—	$(11)
Forward currency forward contracts	$2,714	$(5,218)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		December 30, 2017	December 31, 2016
Interest rate swaps	Interest expense	$—	$(107)
Forward currency forward contracts	Selling and administrative expenses	$105	$21
Forward currency forward contracts	Cost of sales	$991	$181
Treasury Rate Locks	Interest expense	$79	$79

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		December 30, 2017	December 31, 2016
Forward currency forward contracts	Miscellaneous other income (expense)	$(535)	$75
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three months ended December 30, 2017 and December 31, 2016.
Fair Value Measurements:
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
The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of December 30, 2017 and September 30, 2017, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability)
In thousands of dollars
December 30, 2017	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$3,319	$—	$3,319

September 30, 2017
Derivatives
Forward currency forward contracts	$—	$1,941	$—	$1,941
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
5.    Income Taxes
On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Due to the complexities in implementing Tax Reform, the SEC issued Staff Accounting Bulletin 118, which allows the Company to record a provisional tax expense when uncertainty or other factors may impact the final outcome. In accordance with U.S. GAAP, which requires the Company to recognize the effects of Tax Reform in the period of enactment, $124.5 million of tax expense was recorded during the three months ended December 30, 2017 due to Tax Reform. The $124.5 million includes $101.8 million of U.S. federal and state taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period beginning in fiscal 2019, and $22.7 million of foreign withholding taxes due to a change in the Company's permanently reinvested assertion on certain foreign earnings that are payable upon repatriation to the U.S. The Company believes this is a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at this time. The Company continues to assess the impact of Tax Reform, and the final impact may differ from this estimate, perhaps materially, due to, among other things, changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions the Company may take as a result.
Of the $124.5 million of income tax expense, $99.9 million is recorded in "Long-term accrued income taxes payable," $21.9 million is recorded in "Deferred income tax liabilities" and $2.7 million is recorded in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.
Income tax expense for the three months ended December 30, 2017 was $127.5 million, which included $124.5 million due to the impact of Tax Reform. Income tax expense for the three months ended December 31, 2016 was $2.8 million.
The effective tax rates for the three months ended December 30, 2017 and December 31, 2016 were 439.2% and 9.2%, respectively. The effective tax rate for the three months ended December 30, 2017 increased from the effective tax rate for the three months ended December 31, 2016, due to a 428.8 percentage point impact related to Tax Reform and an overall decrease in pretax earnings and decreased earnings in jurisdictions where the Company maintains valuation allowances.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of December 30, 2017, as compared to September 30, 2017. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 30, 2017 and December 31, 2016 were not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 30, 2017, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 30, 2017 and December 31, 2016 (in thousands, except per share amounts):

	Three Months Ended
	December 30, 2017	December 31, 2016
Net (loss) income	$(98,493)	$28,179
Basic weighted average common shares outstanding	33,567	33,534
Dilutive effect of share-based awards outstanding	—	1,010
Diluted weighted average shares outstanding	33,567	34,544
(Loss) earnings per share:
Basic	$(2.93)	$0.84
Diluted	$(2.93)	$0.82
For the three months ended December 30, 2017, there were no antidilutive shares, but the total number of potentially dilutive share-based awards was 1.1 million. However, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
For the three months ended December 31, 2016, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
7.    Share-Based Compensation
The Company recognized $3.9 million and $3.6 million of compensation expense associated with share-based awards for the three months ended December 30, 2017 and December 31, 2016, respectively.
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

8.    Litigation
The Company is party to lawsuits in the ordinary course of business. Although the outcome of these legal matters cannot be predicted with certainty, management does not expect that these proceedings, individually or in the aggregate, will have a material positive or adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
9.    Reportable Segments
The Company uses an internal management reporting system, which provides important financial data to the chief operating decision maker to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three months ended December 30, 2017 and December 31, 2016, respectively, is as follows (in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales:
AMER	$299,043	$314,651
APAC	346,123	309,969
EMEA	63,832	39,449
Elimination of inter-segment sales	(31,704)	(29,050)
	$677,294	$635,019

Operating income (loss):
AMER	$10,523	$14,797
APAC	50,532	48,240
EMEA	(1,121)	(2,235)
Corporate and other costs	(28,377)	(26,899)
	$31,557	$33,903
Other income (expense):
Interest expense	(3,725)	(3,274)
Interest income	1,555	1,071
Miscellaneous	(346)	(674)
Income before income taxes	$29,041	$31,026

	December 30, 2017	September 30, 2017
Total assets:
AMER	$567,275	$595,851
APAC	1,127,066	1,163,111
EMEA	175,569	172,830
Corporate and eliminations	46,297	44,390
	$1,916,207	$1,976,182

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
In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon specifications for periods generally ranging from 12 months to 24 months. If a product fails to comply with the Company’s limited warranty, the Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, customer design defects or damage caused by any party other than the Company.
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended December 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016
Reserve balance, beginning of period	$4,756	$6,109
Accruals for warranties issued during the period	1,017	—
Settlements (in cash or in kind) during the period	(1,352)	(1,252)
Reserve balance, end of period	$4,421	$4,857
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017. During the three months ended December 30, 2017, the Company repurchased 158,466 shares for approximately $9.5 million, at an average price of $60.25 per share. During the three months ended December 31, 2016, the Company repurchased 144,729 shares for approximately $7.1 million, at an average price of $48.79 per share.
All shares repurchased under the aforementioned program were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU RPA") and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of December 30, 2017, the maximum facility amounts of these uncommitted facilities were $160.0 million and $60.0 million, respectively. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.

The Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous other income (expense)" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale.
The Company sold $162.4 million and $77.8 million of trade accounts receivable under these programs during the three months ended December 30, 2017 and December 31, 2016, respectively, in exchange for cash proceeds of $161.5 million and $77.4 million, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, trade protection measures, and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2017 Form 10-K).

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
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2017, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales	$677.3	$635.0
Cost of sales	613.8	570.7
Gross profit	63.5	64.3
Gross margin	9.4%	10.1%
Operating income	31.6	33.9
Operating margin	4.7%	5.3%
Net (loss) income	(98.5)	28.2
Diluted (loss) earnings per share	$(2.93)	$0.82
Return on invested capital*	16.2%	17.3%
Economic return*	6.7%	6.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended December 30, 2017, net sales increased $42.3 million, or 6.7%, as compared to the three months ended December 31, 2016.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales:
AMER	$299.0	$314.7
APAC	346.1	310.0
EMEA	63.8	39.4
Elimination of inter-segment sales	(31.6)	(29.1)
Total net sales	$677.3	$635.0
AMER. Net sales for the three months ended December 30, 2017 in the AMER segment decreased $15.7 million, or 5.0%, as compared to the three months ended December 31, 2016. The reduction in net sales was driven by decreases of $32.2 million from end-of-life products, $4.7 million from customer disengagements and net decreased customer end-market demand. Partially offsetting these decreases was a net sales increase of $22.8 million from the ramp of new programs for existing customers.
APAC. Net sales for the three months ended December 30, 2017 in the APAC segment increased $36.1 million, or 11.6%, as compared to the three months ended December 31, 2016. The increase in net sales was primarily due to a $37.1 million increase due to the ramp of new programs for existing customers and net increased customer end-market demand. These increases were partially offset by a decrease of $5.8 million that resulted from an end-of-life product.
EMEA. Net sales for three months ended December 30, 2017 in the EMEA segment increased $24.4 million, or 61.9%, as compared to three months ended December 31, 2016. The increase in net sales was primarily attributable to increases of $14.9 million due to the ramp of new programs for existing customers and net increased customer end-market demand.

Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended
Market Sector	December 30, 2017	December 31, 2016
Healthcare/Life Sciences	$237.1	$211.0
Industrial/Commercial	206.8	205.6
Communications	133.6	131.4
Aerospace/Defense	99.8	87.0
Total net sales	$677.3	$635.0
Healthcare/Life Sciences. Net sales for the three months ended December 30, 2017 in the Healthcare/Life Sciences sector increased $26.1 million, or 12.4%, as compared to the three months ended December 31, 2016. The increase was primarily driven by increases in net sales of $18.2 million due to the ramp of new programs for existing customers as well as overall net increased customer end-market demand.
Industrial/Commercial. Net sales for the three months ended December 30, 2017 in the Industrial/Commercial sector increased $1.2 million, or 0.6%, as compared to the three months ended December 31, 2016. The increase was primarily driven by increases in net sales of $37.9 million due to the ramp of new programs for existing customers as well as overall net increased customer end-market demand. Mostly offsetting the increases were decreases in net sales of $37.9 million from end-of-life products and $10.3 million related to customer disengagements.
Communications. Net sales for the three months ended December 30, 2017 in the Communications sector increased $2.2 million, or 1.7%, as compared to the three months ended December 31, 2016. The increase was primarily driven by overall net increased end-market demand.
Aerospace/Defense. Net sales for the three months ended December 30, 2017 in the Aerospace/Defense sector increased $12.8 million, or 14.7%, as compared to the three months ended December 31, 2016. The increase was primarily driven by a $9.4 million increase due to the ramp of production of new products for existing customers as well as overall net increased customer end-market demand.
Cost of sales. Cost of sales for the three months ended December 30, 2017 increased $43.1 million, or 7.6%, as compared to the three months ended December 31, 2016. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three months ended December 30, 2017 and December 31, 2016, approximately 89.0% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91.0% of these costs in each period were related to material and component costs. As a result of primarily using a cost-plus markup pricing arrangement with our customers, changes in costs typically result in corresponding changes in price, which generally results in an immaterial impact on gross profit. Cost of sales increased more than the 6.7% increase in net sales primarily due to a shift in customer mix as well as increased fixed labor and overhead costs to support new program ramps.
Gross profit. Gross profit for the three months ended December 30, 2017 decreased $0.8 million, or 1.2%, as compared to the three months ended December 31, 2016. Gross margin decreased 70 basis points as compared to the three months ended December 31, 2016. The primary driver of the decreases in gross profit and gross margin as compared to the three months ended December 31, 2016, was the larger percentage increase in cost of sales as compared to the increase in net sales, driven by the factors previously discussed.
Operating income. Operating income for the three months ended December 30, 2017 decreased $2.3 million as compared to the three months ended December 31, 2016 as a result of the decrease in gross profit and a $1.5 million increase in selling and administrative expenses ("S&A").

A discussion of operating income (loss) by reportable segment is presented below (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Operating income (loss):
AMER	$10.5	$14.8
APAC	50.5	48.2
EMEA	(1.1)	(2.2)
Corporate and other costs	(28.3)	(26.9)
Total operating income	$31.6	$33.9
AMER. Operating income for the three months ended December 30, 2017 decreased $4.3 million as compared to the three months ended December 31, 2016, primarily as a result of increased fixed labor and overhead costs to support new program ramps as well as decreased net sales.
APAC. Operating income for the three months ended December 30, 2017 increased $2.3 million as compared to the three months ended December 31, 2016, primarily as a result of the increase in net sales, which was partially offset by a negative shift in customer mix.
EMEA. Operating loss for the three months ended December 30, 2017 decreased $1.1 million as compared to the three months ended December 31, 2016, primarily due to increased net sales and higher leverage of fixed costs, which costs remained relatively flat.
Other income (expense). Other expense for the three months ended December 30, 2017 decreased $0.4 million as compared to the three months ended December 31, 2016.
Income taxes. Effective income tax rates for the indicated periods were as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Effective tax rate, as reported	439.2%	9.2%
Impact of Tax Reform	(428.8)%	—%
Effective tax rate, as adjusted (1)	10.4%	9.2%

(1) We believe the non-GAAP presentation of the effective annual tax rate excluding the impact of Tax Reform provides additional insight over the change from the comparative reporting periods by eliminating non-recurring expenses due to new legislation. In addition, the Company believes that its effective tax rate, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its effective tax rate calculated in accordance with U.S. GAAP.

On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Tax Reform makes significant changes to U.S. corporate income tax, including transitioning the U.S. to a dividend exemption system and requiring a deemed dividend on historical undistributed earnings of foreign subsidiaries at a reduced tax rate. Tax Reform also includes provisions that may impact us beginning in fiscal 2019, such as a U.S. tax on certain foreign low-taxed earnings and a limitation placed on the deductibility of domestic interest expense. U.S. GAAP requires us to recognize the effects of Tax Reform in the period of enactment, which is the current quarter. The SEC issued guidance that allows us to record a provisional tax expense when uncertainty or other factors may impact the final outcome.
Income tax expense for the three months ended December 30, 2017 and December 31, 2016 was $127.5 million and $2.8 million, respectively. The impact of Tax Reform for the three months ended December 30, 2017 was $124.5 million.
We believe the tax expense of $124.5 million recorded in the quarter ended December 30, 2017 is a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at the time. We continue to assess the impact of Tax Reform on our business, and the final impact may differ from this estimate, perhaps materially, due to, among other things changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions we may take as a result.
The effective tax rates for the three months ended December 30, 2017 and December 31, 2016 were 439.2% and 9.2%, respectively. The effective tax rate for the three months ended December 30, 2017 increased from the effective tax rate for the three months ended December 31, 2016, due to a 428.8 percentage point impact related to Tax Reform and an overall decrease in pretax earnings and decreased earnings in jurisdictions where the Company maintains valuation allowances.
The impact of Tax Reform on our income tax expense is reflected in the following table (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Income tax expense, as reported	$127.5	$2.8
Impact of Tax Reform	(124.5)	—
Income tax expense, as adjusted (1)	$3.0	$2.8

(1) We believe the non-GAAP presentation of income tax expense excluding the impact of Tax Reform provides additional insight over the change from the comparative reporting periods by eliminating non-recurring expenses due to new legislation. In addition, the Company believes that its income tax expense, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its income tax expense calculated in accordance with U.S. GAAP.

The income tax expense of $124.5 million recorded in the quarter ended December 30, 2017 as a result of Tax Reform includes $101.8 million for federal and state purposes on the deemed repatriation of our historical undistributed foreign earnings. This amount is payable over an eight year period beginning in fiscal 2019. An additional tax expense of $22.7 million was recorded for foreign withholding taxes that are payable upon repatriation to the U.S. due to a change in our permanently reinvested assertion on certain foreign earnings.
Due to Tax Reform, our blended U.S. statutory rate for fiscal 2018 is 24.5%. This results from a statutory tax rate of 35% for the first three months of fiscal 2018, and a statutory tax rate of 21% for the remainder of fiscal 2018. Our effective tax rate varies from our blended U.S. statutory rate of 24.5% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform as discussed above, and may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2018 is expected to be between 102% and 110%. Excluding the impact of Tax Reform discussed above, the estimated effective income tax rate, as adjusted, for fiscal 2018 is expected to be between 10.0% and 12.0%.
Net (loss) income. Net loss of $98.5 million for the three months ended December 30, 2017 reflected a decrease of $126.7 million as compared to the net income of $28.2 million reported in the three months ended December 31, 2016. The decrease was primarily a result of the $124.5 million of tax expense that was recorded during the three months ended December 30, 2017 in connection with Tax Reform.
Diluted (loss) earnings per share. Diluted loss per share for the three months ended December 30, 2017 was $2.93, a $3.75 decrease from the $0.82 earnings per share for the three months ended December 31, 2016, primarily as a result of decreased net income due to increased tax expense related to Tax Reform.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").
We review our internal calculation of WACC annually, and our estimated WACC is 9.5% for fiscal 2018. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 16.2% and 17.3% for the three months ended December 30, 2017 and December 31, 2016, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Three Months Ended
	December 30, 2017	December 31, 2016
Annualized operating income (tax effected)	$113.6	$124.8
Average invested capital	701.6	720.2
After-tax ROIC	16.2%	17.3%
WACC	9.5%	10.5%
Economic Return	6.7%	6.8%
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $514.9 million as of December 30, 2017, as compared to $569.3 million as of September 30, 2017.
As of December 30, 2017, approximately 91.0% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner. As previously discussed, we recorded $124.5 million of tax expense during the three months ended December 30, 2017 associated with the repatriation of undistributed foreign earnings and the reversal of our permanently reinvested assertion on certain foreign earnings in connection with Tax Reform. As of December 30, 2017, subject to potential limitations imposed by other countries, we anticipate repatriating a substantial portion of offshore cash and are refining our associated capital allocation plan with a goal of enhancing shareholder value. Apart from funding the $124.5 million in taxes payable related to Tax Reform, other potential uses of such capital include reinvestment in the business to support growth and productivity improvements, returning cash to shareholders, and paying off all or a portion of the $175.0 million in principal amount of Senior Notes due on June 15, 2018 (the "Notes").
Our future cash flows from operating activities will be reduced by $124.5 million due to the cash payments of accrued income taxes related to Tax Reform. The table below provides our best estimate of the timing and amount of these future cash flows but these amounts may change, perhaps materially, as noted within "Results of Operations - Income Taxes" above. The $124.5 million includes $100.0 million of U.S. federal taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period in accordance with the following installment schedule beginning in fiscal 2019 (in millions):

2019	$8.0
2020	8.0
2021	8.0
2022	8.0
2023	8.0
2024	15.0
2025	20.0
2026	25.0
Total	$100.0
The schedule above excludes an additional $22.7 million of foreign withholding taxes and $1.8 million of state taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of December 30, 2017.

Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Three Months Ended
	December 30, 2017	December 31, 2016
Cash provided by operating activities	$69.1	$79.5
Cash used in investing activities	$(16.5)	$(6.8)
Cash used in financing activities	$(109.1)	$(4.2)
Operating Activities. Cash flows provided by operating activities during the three months ended December 30, 2017 was $69.1 million, as compared to $79.5 million for the three months ended December 31, 2016. The decrease was primarily due to an $11.9 million increase in cash used for working capital primarily driven by a $37.1 million decrease in accounts receivable cash flows, due to the initial implementation of a new factoring program during the three months ended December 31, 2016 and an $8.4 million increase in cash used for inventory to support increased revenue levels. This was partially offset by improvements of $27.4 million in accounts payable cash flows driven by increased purchasing activity in support of the increased inventory levels and the timing of payments and a $10.7 million decrease in cash used for other current and noncurrent liabilities, which resulted primarily from a $7.8 million increase in restricted cash.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	December 30, 2017	December 31, 2016
Days in accounts receivable	45	49
Days in inventory	100	90
Days in accounts payable	(63)	(60)
Days in cash deposits	(15)	(13)
Annualized cash cycle	67	66
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
As of December 30, 2017, annualized cash cycle days increased one day compared to December 31, 2016 due to the following factors:
Days in accounts receivable for the three months ended December 30, 2017 decreased four days compared to the three months ended December 31, 2016. The decrease is primarily attributable to increased annualized net sales as compared to the three months ended December 31, 2016 and an $84.6 million increase in accounts receivable sold under factoring programs, which was partially offset by an increase in accounts receivable that resulted from an increase in the length of payment terms with certain customers.
Days in inventory for the three months ended December 30, 2017 increased ten days compared to the three months ended December 31, 2016. The increase is primarily to support new program ramps and as a result of experiencing longer lead times for certain components for new programs. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the increase in inventory.
Days in accounts payable for the three months ended December 30, 2017 increased three days compared to the three months ended December 31, 2016. The increase is primarily driven by increased purchasing activity to support higher revenue levels, which was partially offset by the increase in annualized cost of sales.
Days in cash deposits for the three months ended December 30, 2017 increased two days compared to the three months ended December 31, 2016. The increase was primarily driven by an increase in customer deposits primarily due to deposits received from two customers during the three months ended December 30, 2017 as we actively seek deposits to cover higher inventory balances.

Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF for the three months ended December 30, 2017 was $52.4 million, a decrease of $20.1 million from the $72.5 million for the three months ended December 31, 2016, primarily due to a $10.4 million decrease in cash flows provided by operations, due to the factors discussed above, and a $9.7 million increase in capital expenditures, discussed below.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP follows (in millions):

	Three months ended
	December 30, 2017	December 31, 2016
Cash flows provided by operating activities	$69.1	$79.5
Payments for property, plant and equipment	(16.7)	(7.0)
Free cash flow	$52.4	$72.5
Investing Activities. Cash flows used in investing activities totaled $16.5 million for the three months ended December 30, 2017, an increase of $9.7 million as compared to $6.8 million for the three months ended December 31, 2016. The increase in cash used in investing activities was due to a $9.7 million increase in capital expenditures primarily to support new capabilities, new program ramps, and to replace or refresh older equipment.
We estimate funded capital expenditures for fiscal 2018 to be approximately $80.0 to $90.0 million, of which $16.7 million was utilized through the first three months of fiscal 2018. The remaining fiscal 2018 capital expenditures are anticipated to be used primarily to fund a building purchase in Penang, Malaysia, and to support new program ramps and replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash, if required.
Financing Activities. Cash flows used in financing activities totaled $109.1 million for the three months ended December 30, 2017, an increase of $104.9 million as compared to cash flows used in financing activities of $4.2 million for three months ended December 31, 2016. The increase was primarily attributable to an increase in pay-downs of our revolving credit facility, under which there were no outstanding borrowings as of December 30, 2017, as compared to $75.0 million of outstanding borrowings as of December 31, 2016.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017, subject to market conditions and other considerations. During the three months ended December 30, 2017, the Company repurchased 158,466 shares for approximately $9.5 million, at an average price of $60.25 per share. During the three months ended December 31, 2016, the Company repurchased 144,729 shares for approximately $7.1 million, at an average price of $48.79 per share. All shares repurchased under the repurchase programs were recorded as treasury stock.
In fiscal 2011, Plexus issued $175.0 million in principal amount of the Notes. The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of December 30, 2017, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement. With Tax Reform, we are refining our capital allocation plan and are considering potentially paying down all of the Notes, or refinancing the Notes, or a portion thereof, with a similar long-term product, although we can provide no assurances of the availability of such financing on attractive, or any, terms.
The Company also has a senior unsecured revolving credit facility (the "Credit Facility") with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.

The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 30, 2017, the Company was in compliance with all financial covenants of the Credit Agreement.
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
The Company has Master Accounts Receivable Purchase Agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU RPA") and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of December 30, 2017, the maximum facility amounts of these uncommitted facilities were $160.0 million and $60.0 million, respectively. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
The Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
The Company sold $162.4 million and $77.8 million of trade accounts receivable under these programs during the three months ended December 30, 2017 and December 31, 2016, respectively, in exchange for cash proceeds of $161.5 million and $77.4 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous other income (expense)" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, potential pay-down and/or refinancing of the Notes and our leasing capabilities, should be sufficient to meet our working capital and fixed capital requirements for the next twelve months, including the repayment of the Notes. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 30, 2017 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2018	2019-2020	2021-2022	2023 and thereafter
Short-Term Debt Obligations (1)	$179.0	$179.0	$—	$—	$—
Capital Lease and Other Financing Obligations (2)	38.1	5.2	6.0	3.0	23.9
Operating Lease Obligations	32.9	6.7	15.7	5.2	5.3
Purchase Obligations (3)	547.1	513.2	33.5	0.2	0.2
Repatriation Tax on Undistributed Foreign Earnings (4)	100.0	—	16.0	16.0	68.0
Other Long-Term Liabilities on the Balance Sheet (5)	14.4	0.2	0.2	0.2	13.8
Other Long-Term Liabilities not on the Balance Sheet (6)	6.3	2.6	0.8	—	2.9
Other Financing Obligations (7)	31.4	1.1	3.2	3.3	23.8
Total Contractual Cash Obligations	$949.2	$708.0	$75.4	$27.9	$137.9

1)
Includes $175.0 million in principal amount of Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of December 30, 2017, capital lease and other financing obligations consists of capital lease payments and interest as well as a non-cash financing obligation related to the failed sale-leaseback of a building in Guadalajara, Mexico.

3)	As of December 30, 2017, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)
U.S. federal taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform, which is our best estimate and may change, perhaps materially. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of December 30, 2017, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $3.1 million, as of December 30, 2017, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of December 30, 2017, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)	Includes future minimum lease payments under the 10-year base lease agreement in Guadalajara as well as two 5-year renewal options.
DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2017 annual report on Form 10-K. Other than the item noted below, during the first quarter of fiscal 2018, there were no material changes to these policies.
Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. With the enactment of Tax Reform, the Company now provides for additional U.S. and foreign income taxes that would become payable upon the repatriation of undistributed earnings of foreign subsidiaries. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, "Basis of Presentation," in Notes to Condensed Consolidated Financial Statements for further information regarding new accounting pronouncements.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Net Sales	9.8%	7.8%
Total Costs	14.9%	12.7%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 30, 2017, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2018, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2017.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended December 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
October 1, 2017 to October 28, 2017	66,792	$58.47	66,792	$111,958,503
October 29, 2017 to November 25, 2017	39,932	$61.14	39,932	$109,517,258
November 26, 2017 to December 30, 2017	51,742	$61.85	51,742	$106,317,079
Total	158,466	$60.25	158,466

* On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock.

ITEM 6.	Exhibits
The list of exhibits is included below:

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes Oxley Act of 2002.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of ROIC and Economic Return to GAAP Financial Statements
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 2/2/18	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 2/2/18	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer