Form 10-Q
period 2018-03-31
PLEXUS CORP
filed 2018-05-04
CIK 785786

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
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, there were 32,977,703 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

March 31, 2018

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$698,651	$604,349	$1,375,945	$1,239,368
Cost of sales	645,699	540,549	1,259,470	1,111,212
Gross profit	52,952	63,800	116,475	128,156
Selling and administrative expenses	35,637	31,229	67,603	61,682
Operating income	17,315	32,571	48,872	66,474
Other income (expense):
Interest expense	(3,547)	(3,262)	(7,272)	(6,536)
Interest income	1,426	1,185	2,981	2,256
Miscellaneous	(477)	1,925	(823)	1,251
Income before income taxes	14,717	32,419	43,758	63,445
Income tax expense	2,427	3,124	129,961	5,971
Net income (loss)	$12,290	$29,295	$(86,203)	$57,474
Earnings (loss) per share:
Basic	$0.37	$0.87	$(2.57)	$1.71
Diluted	$0.36	$0.84	$(2.57)	$1.66
Weighted average shares outstanding:
Basic	33,538	33,703	33,552	33,619
Diluted	34,387	34,702	33,552	34,631
Comprehensive income (loss):
Net income (loss)	$12,290	$29,295	$(86,203)	$57,474
Other comprehensive income (loss):
Derivative instrument fair value adjustment	1,229	3,159	2,768	(2,244)
Foreign currency translation adjustments	4,773	2,613	6,915	(8,746)
Other comprehensive income (loss)	6,002	5,772	9,683	(10,990)
Total comprehensive income (loss)	$18,292	$35,067	$(76,520)	$46,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$402,470	$568,860
Restricted cash	845	394
Accounts receivable, net of allowances of $1,029 and $980, respectively	400,262	365,513
Inventories	701,666	654,642
Prepaid expenses and other	32,313	28,046
Total current assets	1,537,556	1,617,455
Property, plant and equipment, net	324,484	314,665
Deferred income tax assets	5,464	5,292
Other	42,470	38,770
Total non-current assets	372,418	358,727
Total assets	$1,909,974	$1,976,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$180,772	$286,934
Accounts payable	431,659	413,999
Customer deposits	104,914	107,837
Accrued salaries and wages	48,973	49,376
Other accrued liabilities	66,844	49,445
Total current liabilities	833,162	907,591
Long-term debt and capital lease obligations, net of current portion	27,217	26,173
Long-term accrued income taxes payable	91,905	—
Deferred income tax liabilities	19,738	—
Other liabilities	17,449	16,479
Total non-current liabilities	156,309	42,652
Total liabilities	989,471	950,243
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,435 and 51,934 shares issued, respectively, and 33,293 and 33,464 shares outstanding, respectively	524	519
Additional paid-in capital	567,535	555,297
Common stock held in treasury, at cost, 19,142 and 18,470 shares, respectively	(615,263)	(574,104)
Retained earnings	963,003	1,049,206
Accumulated other comprehensive income (loss)	4,704	(4,979)
Total shareholders’ equity	920,503	1,025,939
Total liabilities and shareholders’ equity	$1,909,974	$1,976,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities
Net (loss) income	$(86,203)	$57,474
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	23,602	22,489
Amortization of deferred financing fees	156	155
Gain on sale of property, plant and equipment, net	(201)	(329)
Deferred income taxes	22,326	1
Share-based compensation expense	8,420	8,013
Changes in operating assets and liabilities:
Accounts receivable	(32,326)	92,751
Inventories	(42,781)	(49,325)
Other current and noncurrent assets	(4,766)	(5,711)
Accrued income taxes payable	102,220	171
Accounts payable	15,611	(11,719)
Customer deposits	(3,680)	(594)
Other current and noncurrent liabilities	463	(7,769)
Cash flows provided by operating activities	2,841	105,607
Cash flows from investing activities
Payments for property, plant and equipment	(29,115)	(14,621)
Proceeds from sales of property, plant and equipment	273	427
Cash flows used in investing activities	(28,842)	(14,194)
Cash flows from financing activities
Borrowings under credit facility and other short-term borrowings	504,616	97,926
Payments on debt and capital lease obligations	(612,961)	(84,745)
Repurchases of common stock	(41,159)	(13,906)
Proceeds from exercise of stock options	9,194	9,883
Payments related to tax withholding for share-based compensation	(5,371)	(5,833)
Cash flows (used in) provided by financing activities	(145,681)	3,325
Effect of exchange rate changes on cash and cash equivalents	5,743	(2,724)
Net (decrease) increase in cash and cash equivalents and restricted cash	(165,939)	92,014
Cash and cash equivalents and restricted cash:
Beginning of period	569,254	432,964
End of period	$403,315	$524,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017
Unaudited
1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of March 31, 2018 and September 30, 2017, and the results of operations for the three and six months ended March 31, 2018 and April 1, 2017, and the cash flows for the same six month periods.
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
The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue will be recognized "over time," as products are produced, as opposed to at a "point in time" upon physical delivery. The new standard is expected to have a material impact on the Company's consolidated financial statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The Company expects to adopt Topic 606 at the beginning of fiscal year 2019 using the modified retrospective approach.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.
2.    Inventories
Inventories as of March 31, 2018 and September 30, 2017 consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
Raw materials	$526,709	$477,921
Work-in-process	89,437	86,367
Finished goods	85,520	90,354
Total inventories	$701,666	$654,642
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017 was $102.2 million and $106.2 million, respectively.
3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of March 31, 2018 and September 30, 2017, consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
5.20% Senior notes, due June 15, 2018	$175,000	$175,000
Borrowings under the credit facility	—	108,000
Capital lease and other financing obligations	33,626	30,901
Unamortized deferred financing fees	(637)	(794)
Total obligations	207,989	313,107
Less: current portion	(180,772)	(286,934)
Long-term debt and capital lease obligations, net of current portion	$27,217	$26,173

The Company has outstanding 5.20% Senior Notes, due on June 15, 2018 (the "Notes"). As of March 31, 2018 and September 30, 2017, $175.0 million was outstanding. The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of March 31, 2018, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement.
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended March 31, 2018, the highest daily borrowing was $208.0 million; the average daily borrowings were $108.5 million and the Company borrowed an aggregate of $503.5 million and repaid a total of $611.5 million of revolving borrowings under the Credit Facility. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the Note Purchase Agreement discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was assessed at an annual rate of 0.175%, payable quarterly, as of March 31, 2018.
The fair value of the Company’s debt, excluding capital leases, was $176.4 million and $284.5 million as of March 31, 2018 and September 30, 2017, respectively. The carrying value of the Company's debt, excluding capital leases, was $175.0 million and $283.0 million as of March 31, 2018 and September 30, 2017, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive income (loss)" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $5.0 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its Malaysian operations on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $67.6 million as of March 31, 2018 and $67.0 million as of September 30, 2017. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $5.0 million asset as of March 31, 2018 and a $2.0 million asset as of September 30, 2017.
The Company had additional forward currency exchange contracts outstanding as of March 31, 2018, with a notional value of $25.9 million; there were $10.6 million such contracts outstanding as of September 30, 2017. The Company did not designate these derivative instruments as hedging instruments. In accordance with U.S. GAAP, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term. The change in fair value is recorded as an element of "Miscellaneous other income (expense)" within the Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.1 million asset as of March 31, 2018, and a $0.1 million liability as of September 30, 2017.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 31, 2018	September 30, 2017		March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$4,952	$2,024	Other accrued liabilities	$—	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 31, 2018	September 30, 2017		March 31, 2018	September 30, 2017
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$159	$35	Other accrued liabilities	$65	$118

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) ("OCI") on Derivatives (Effective Portion)
	March 31, 2018	April 1, 2017
Forward currency forward contracts	$3,625	$1,175
Interest rate swaps	$—	$12

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		March 31, 2018	April 1, 2017
Forward currency forward contracts	Selling and administrative expenses	$224	$(193)
Forward currency forward contracts	Cost of sales	$2,091	$(1,843)
Treasury Rate Locks	Interest expense	$81	$92
Interest rate swaps	Interest expense	$—	$(28)

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		March 31, 2018	April 1, 2017
Forward currency forward contracts	Miscellaneous other income (expense)	$(416)	$1,786

Derivative Impact on Accumulated Other Comprehensive Income (Loss)
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	March 31, 2018	April 1, 2017
Forward currency forward contracts	$6,339	$(4,043)
Interest rate swaps	$—	$1

Derivative Impact on Gain (Loss) Recognized in Income
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		March 31, 2018	April 1, 2017
Forward currency forward contracts	Selling and administrative expenses	$329	$(172)
Forward currency forward contracts	Cost of sales	$3,082	$(1,662)
Treasury Rate Locks	Interest expense	$160	$171
Interest rate swaps	Interest expense	$—	$(135)

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		March 31, 2018	April 1, 2017
Forward currency forward contracts	Miscellaneous other income (expense)	$(951)	$1,861
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three or six months ended March 31, 2018 and April 1, 2017.
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
The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of March 31, 2018 and September 30, 2017, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability)
In thousands of dollars
March 31, 2018	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$5,046	$—	$5,046

September 30, 2017
Derivatives
Forward currency forward contracts	$—	$1,941	$—	$1,941
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

5.    Income Taxes
On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Due to the complexities in implementing Tax Reform, the SEC issued Staff Accounting Bulletin 118, which allows the Company to record a provisional tax expense when uncertainty or other factors may impact the final outcome. In accordance with U.S. GAAP, which requires the Company to recognize the effects of Tax Reform in the period of enactment, $124.5 million of tax expense was recorded during the three months ended December 30, 2017. The $124.5 million included $101.8 million of U.S. federal and state taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period beginning in fiscal 2019, and $22.7 million of foreign withholding taxes due to a change in the Company's permanently reinvested assertion on certain foreign earnings that are payable upon repatriation to the U.S. The Company continues to believe this is a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at this time. The Company continues to assess the impact of Tax Reform, and the final impact may differ from this estimate, perhaps materially, due to, among other things, changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions the Company may take as a result. For the three months ended March 31, 2018, there have been no changes in interpretations, assumptions and/or guidance that require an adjustment to the provisional tax expense the Company recorded during the three months ended December 30, 2017.
As of March 31, 2018, the Company reported outstanding liabilities of $121.8 million for Tax Reform, of which $91.9 million is recorded in "Long-term accrued income taxes payable", $20.0 million is recorded in "Deferred income tax liabilities" and $9.9 million is recorded in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. The total outstanding liabilities are lower than the Tax Reform expense of $124.5 million for the three months ended December 30, 2017 due to withholding taxes paid on dividends and the related foreign exchange impact during the three months ended March 31, 2018, which are recorded in "Miscellaneous other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Income tax expense for the three and six months ended March 31, 2018 was $2.4 million and $130.0 million, respectively. For the six months ended March 31, 2018, the tax expense of $130.0 million includes $124.5 million due to the impact of Tax Reform recorded during the three months ended December 30, 2017. Income tax expense for the three and six months ended April 1, 2017 was $3.1 million and $6.0 million, respectively.
The effective tax rates for the three and six months ended March 31, 2018 were 16.5% and 297.0%, respectively, compared to the effective tax rates of 9.6% and 9.4% for the three and six months ended April 1, 2017, respectively. The effective tax rate for the three months ended March 31, 2018 increased from the effective tax rate for the three months ended April 1, 2017, primarily due to a $13.5 million one-time bonus paid to full-time, non-executive employees ("one-time employee bonus") during the three months ended March 31, 2018, and a decrease in pre-tax earnings in jurisdictions where the Company maintains a valuation allowance. The effective tax rate for the six months ended March 31, 2018 increased from the effective tax rate for the six months ended April 1, 2017, primarily due to the impact of Tax Reform, the one-time employee bonus and a decrease in pre-tax earnings in jurisdictions where the Company maintains a valuation allowance.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of March 31, 2018, as compared to September 30, 2017. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended March 31, 2018 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended March 31, 2018, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the AMER and EMEA segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended March 31, 2018 and April 1, 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income (loss)	$12,290	$29,295	$(86,203)	$57,474
Basic weighted average common shares outstanding	33,538	33,703	33,552	33,619
Dilutive effect of share-based awards outstanding	849	999	—	1,012
Diluted weighted average shares outstanding	34,387	34,702	33,552	34,631
Earnings (loss) per share:
Basic	$0.37	$0.87	$(2.57)	$1.71
Diluted	$0.36	$0.84	$(2.57)	$1.66
For the three and six months ended March 31, 2018, share-based awards for approximately 0.3 million shares were not included in the computation of diluted earnings per share as they were antidilutive. For the six months ended March 31, 2018, the total number of potentially dilutive share-based awards was 2.0 million. However, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
For the three and six months ended April 1, 2017, share-based awards for approximately 0.1 million and 0.9 million shares, respectively, were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
7.    Share-Based Compensation
The Company recognized $4.5 million and $8.4 million of compensation expense associated with the share-based awards for the three and six months ended March 31, 2018, respectively, and $4.4 million and $8.0 million for the three and six months ended April 1, 2017, respectively.
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

9.    Reportable Segments
The Company uses an internal management reporting system, which provides important financial data to the chief operating decision maker to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring and other charges, if any, such as the one-time employee bonus. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three and six months ended March 31, 2018 and April 1, 2017, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
AMER	$301,835	$272,064	$600,878	$586,715
APAC	350,375	309,758	696,498	619,727
EMEA	73,942	44,975	137,774	84,424
Elimination of inter-segment sales	(27,501)	(22,448)	(59,205)	(51,498)
	$698,651	$604,349	$1,375,945	$1,239,368

Operating income (loss):
AMER	$10,702	$8,229	$21,225	$23,026
APAC	49,171	50,484	99,703	98,724
EMEA	389	(1,221)	(732)	(3,456)
Corporate and other costs	(42,947)	(24,921)	(71,324)	(51,820)
	$17,315	$32,571	$48,872	$66,474
Other income (expense):
Interest expense	(3,547)	(3,262)	(7,272)	(6,536)
Interest income	1,426	1,185	2,981	2,256
Miscellaneous	(477)	1,925	(823)	1,251
Income before income taxes	$14,717	$32,419	$43,758	$63,445

	March 31, 2018	September 30, 2017
Total assets:
AMER	$599,331	$595,851
APAC	984,816	1,163,111
EMEA	190,426	172,830
Corporate and eliminations	135,401	44,390
	$1,909,974	$1,976,182

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended March 31, 2018 and April 1, 2017 (in thousands):

	Six Months Ended
	March 31, 2018	April 1, 2017
Reserve balance, beginning of period	$4,756	$6,109
Accruals for warranties issued during the period	2,131	869
Settlements (in cash or in kind) during the period	(1,579)	(1,799)
Reserve balance, end of period	$5,308	$5,179
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock (the "2016 Share Repurchase Plan"). During the three months ended March 31, 2018, the Company repurchased 512,943 shares for approximately $31.6 million, at an average price of $61.63 per share. During the six months ended March 31, 2018, the company repurchased 671,409 shares for approximately $41.2 million at an average price of $61.30 per share. During the three months ended April 1, 2017, the Company repurchased 123,082 shares for approximately $6.8 million, at an average price of $55.61 per share. During the six months ended April 1, 2017, the company repurchased 267,811 shares for approximately $13.9 million at an average price of $51.93 per share.
All of the purchases under the 2016 Share Repurchase Plan were recorded as treasury stock.
On February 14, 2018, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock commencing upon completion of the 2016 Share Repurchase Plan (the "2018 Share Repurchase Plan"). No purchases have yet been made under the 2018 Share Repurchase Plan.

12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU RPA") and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of March 31, 2018, the maximum facility amounts of these uncommitted facilities were $160.0 million and $60.0 million, respectively. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
The Company previously sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous other income (expense)" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the period of the sale.
The Company sold $135.9 million and $91.5 million of trade accounts receivable under these programs during the three months ended March 31, 2018 and April 1, 2017, respectively, in exchange for cash proceeds of $135.2 million and $91.1 million, respectively.
The Company sold $298.3 million and $169.3 million of trade accounts receivable during the six months ended March 31, 2018 and April 1, 2017, respectively, in exchange for cash proceeds of $296.7 million and $168.5 million, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the effects of shortages and delays in obtaining components as a result of economic cycles or natural disasters; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, tariffs, other trade protection measures, and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2017 Form 10-K).

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 17,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is an industry leader that specializes in serving customers with complex products used in demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. With a culture built around innovation and customer service, Plexus’ teams create customized end-to-end solutions to assure the realization of the most intricate products.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2017, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$698.7	$604.3	$1,375.9	$1,239.4
Cost of sales	645.7	540.5	1,259.4	1,111.2
Gross profit	53.0	63.8	116.5	128.2
Gross margin	7.6%	10.6%	8.5%	10.3%
Operating income	17.3	32.6	48.9	66.5
Operating margin	2.5%	5.4%	3.6%	5.4%
Net income (loss)	12.3	29.3	(86.2)	57.5
Diluted earnings (loss) per share	$0.36	$0.84	$(2.57)	$1.66
Return on invested capital*			15.6%	16.8%
Economic return*			6.1%	6.3%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended March 31, 2018, net sales increased $94.4 million, or 15.6%, as compared to the three months ended April 1, 2017. For the six months ended March 31, 2018, net sales increased $136.5 million, or 11.0%, as compared to the six months ended April 1, 2017.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
AMER	$301.8	$272.1	$600.8	$586.7
APAC	350.4	309.8	696.5	619.7
EMEA	74.0	45.0	137.8	84.4
Elimination of inter-segment sales	(27.5)	(22.6)	(59.2)	(51.4)
Total net sales	$698.7	$604.3	$1,375.9	$1,239.4
AMER. Net sales for the three months ended March 31, 2018, in the AMER segment increased $29.7 million, or 10.9%, as compared to the three months ended April 1, 2017. The increase in net sales was primarily due to a $45.9 million increase from the ramp of new products for existing customers and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $13.0 million due to end-of-life products and $11.4 million due to customer disengagements.
During the six months ended March 31, 2018, net sales increased $14.1 million, or 2.4%, as compared to the six months ended April 1, 2017. The increase in net sales was primarily due to a $104.0 million increase from the ramp of new products for existing customers and an $8.9 million increase from the ramp of production for new customers. Partially offsetting these increases were reductions in net sales of $63.4 million and $20.7 million due to end-of-life products and customer disengagements, respectively, and a net decrease in end-market demand.
APAC. Net sales for the three months ended March 31, 2018, in the APAC segment increased $40.6 million, or 13.1%, as compared to the three months ended April 1, 2017. The increase in net sales was primarily due to a $55.7 million increase from the ramp of new products for existing customers and net increased customer end-market demand. These increases were partially offset by a decrease of $22.3 million that resulted from customer disengagements.

During the six months ended March 31, 2018, net sales increased $76.8 million, or 12.4%, as compared to the six months ended April 1, 2017. The increase in net sales was primarily due to a $96.0 million increase from the ramp of new products for existing customers and net increased customer end-market demand. These increases were partially offset by a decrease of $21.3 million that resulted from customer disengagements.
EMEA. Net sales for three months ended March 31, 2018, in the EMEA segment increased $29.0 million, or 64.4%, as compared to three months ended April 1, 2017. The increase in net sales was primarily attributable to net increased customer end-market demand and an increase of $8.4 million due to the ramp of new products for existing customers.
During the six months ended March 31, 2018, net sales increased $53.4 million, or 63.3%, as compared to the six months ended April 1, 2017. The increase was primarily attributable to net increased customer end-market demand and an increase of $17.9 million due to the ramp of new products for existing customers.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Six Months Ended
Market Sector	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Healthcare/Life Sciences	$248.1	$204.9	$485.1	$415.9
Industrial/Commercial	241.7	191.9	448.5	397.6
Communications	98.8	108.2	232.4	239.6
Aerospace/Defense	110.1	99.3	209.9	186.3
Total net sales	$698.7	$604.3	$1,375.9	$1,239.4
Healthcare/Life Sciences. Net sales for the three months ended March 31, 2018, in the Healthcare/Life Sciences sector increased $43.2 million, or 21.1%, as compared to the three months ended April 1, 2017. The increase was primarily driven by increases in net sales of $31.7 million due to the ramp of new products for existing customers as well as overall net increased customer end-market demand.
During the six months ended March 31, 2018, net sales in the Healthcare/Life Sciences sector increased $69.2 million, or 16.6%, as compared to the six months ended April 1, 2017. The increase was primarily driven by increases in net sales of $56.8 million due to the ramp of new products for existing customers and $7.1 million from the ramp of production for new customers, as well as net increased customer end-market demand. Partially offsetting these increases was a decrease in net sales of $3.5 million from end-of-life products.
Industrial/Commercial. Net sales for the three months ended March 31, 2018, in the Industrial/Commercial sector increased $49.8 million, or 26.0%, as compared to the three months ended April 1, 2017. The increase was primarily driven by increases in net sales of $55.5 million due to the ramp of new products for existing customers as well as overall net increased customer end-market demand, especially in the semiconductor capital equipment market. Partially offsetting the increases were decreases in net sales of $16.2 million from end-of-life products and $12.0 million related to customer disengagements.
During the six months ended March 31, 2018, net sales in the Industrial/Commercial sector increased $50.9 million, or 12.8%, as compared to the six months ended April 1, 2017. The increase was primarily driven by increases in net sales of $101.9 million due to the ramp of new products for existing customers as well as overall net increased customer end-market demand, especially in the semiconductor capital equipment market. Partially offsetting the increases were decreases in net sales of $54.6 million from end-of-life products and $22.3 million related to customer disengagements.
Communications. Net sales for the three months ended March 31, 2018, in the Communications sector decreased $9.4 million, or 8.7%, as compared to the three months ended April 1, 2017. The decrease was primarily driven by $21.7 million from customer disengagements as well as overall net decreased end-market demand. The decreases were partially offset by an increase in net sales of $13.5 million due to the ramp of new products for existing customers.
During the six months ended March 31, 2018, net sales in the Communications sector decreased $7.2 million, or 3.0%, as compared to the six months ended April 1, 2017. The decrease was primarily driven by decreases in net sales of $19.8 million from customer disengagements as well as overall net decreased end-market demand. The decreases were partially offset by an increase in net sales of $16.1 million due to the ramp of new products for existing customers.
Aerospace/Defense. Net sales for the three months ended March 31, 2018, in the Aerospace/Defense sector increased $10.8 million, or 10.9%, as compared to the three months ended April 1, 2017. The increase was primarily driven by a $5.3 million increase due to the ramp of production of new products for existing customers as well as overall net increased customer end-market demand.
During the six months ended March 31, 2018, net sales in the Aerospace/Defense sector increased $23.6 million, or 12.7%, as compared to the six months ended April 1, 2017. The increase was primarily driven by a $18.3 million increase due to the ramp of production of new products for existing customers as well as overall net increased customer end-market demand.
Cost of sales. Cost of sales for the three and six months ended March 31, 2018 increased $105.2 million and $148.2 million, respectively, as compared to the three and six months ended April 1, 2017. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three and six months ended March 31, 2018 and April 1, 2017, approximately 89.0% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91.0% of these costs in each period were related to material and component costs.
As compared to the prior year periods, the increase in cost of sales in both the three and six months ended March 31, 2018, was primarily due to the increase in net sales and a one-time bonus. During the three months ended March 31, 2018, due to our ability to access overseas cash as a result of U.S. Tax Reform, a $13.5 million one-time bonus was approved and paid to full-time, non-executive employees ("one-time employee bonus"), of which $12.6 million impacted cost of sales. Also contributing to the increase as compared to the prior year were increased fixed labor costs primarily to support program ramps and a negative shift in customer mix.
Gross profit. Gross profit for the three and six months ended March 31, 2018, decreased $10.8 million and $11.7 million, respectively, as compared to the three and six months ended April 1, 2017. Gross margin decreased 300 and 180 basis points, respectively, as compared to the three and six months ended April 1, 2017. The primary driver of the decreases in gross profit and gross margin as compared to the three and six months ended April 1, 2017, was the larger percentage increase in cost of sales as compared to the increase in net sales, driven by the factors previously discussed.
Operating income. Operating income for the three and six months ended March 31, 2018, decreased $15.3 million and $17.6 million as compared to the three and six months ended April 1, 2017, as a result of the decreases in gross profit and a $4.4 million and $5.9 million increase in selling and administrative expenses ("S&A"), respectively. The increases in S&A as compared to the prior year were driven by increases in variable compensation expense and a $0.9 million increase due to the one-time employee bonus.
A discussion of operating income (loss) by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Operating income (loss):
AMER	$10.7	$8.2	$21.2	$23.0
APAC	49.1	50.5	99.7	98.7
EMEA	0.4	(1.2)	(0.7)	(3.5)
Corporate and other costs (1)	(42.9)	(24.9)	(71.3)	(51.7)
Total operating income	$17.3	$32.6	$48.9	$66.5

(1) The three and six months ended March 31, 2018, include the $13.5 million one-time employee bonus.
AMER. Operating income for the three months ended March 31, 2018, increased $2.5 million as compared to the three months ended April 1, 2017, primarily as a result of an increase in net sales, which was partially offset by increases in fixed labor and overhead costs to support new program ramps.
Operating income for the six months ended March 31, 2018, decreased $1.8 million as compared to the six months ended April 1, 2017, driven by an increase in fixed labor costs to support new program ramps, which was partially offset a positive shift in customer mix.
APAC. Operating income for the three months ended March 31, 2018, decreased $1.4 million as compared to the three months ended April 1, 2017, primarily due to a negative shift in customer mix and an increase in fixed labor and S&A costs to support new program ramps, which was partially offset by an increase in net sales.

Operating income for the six months ended March 31, 2018, increased $1.0 million as compared to the six months ended April 1, 2017, primarily due to an increase in net sales, which was partially offset by a negative shift in customer mix and increases in fixed labor and S&A costs to support new program ramps.
EMEA. Operating income for the three months ended March 31, 2018, increased $1.6 million as compared to the three months ended April 1, 2017, primarily due to an increase in net sales, which was partially offset by increases in fixed labor and S&A to support new program ramps.
Operating loss for the six months ended March 31, 2018, decreased $2.8 million as compared to the six months ended April 1, 2017, primarily due to an increase in net sales, which was partially offset by increases in fixed labor and S&A to support new program ramps.
Other income (expense). Other expense for the three months ended March 31, 2018, increased $2.4 million as compared to the three months ended April 1, 2017, primarily due to the impact of foreign exchange volatility, which resulted in a foreign exchange gain of $0.3 million during the three months ended March 31, 2018 as compared to a $1.7 million gain during the three months ended April 1, 2017.
Other expense increased $2.1 million for the six months ended March 31, 2018 as compared to the six months ended April 1, 2017, primarily due to a $0.8 million decrease in foreign exchange-related gains and a $0.9 million increase in factoring fees related to the Company's accounts receivable securitization facility. Refer to "Liquidity and Capital Resources - Financing Activities" for additional detail on the Company's accounts receivable securitization facility.
Income taxes. On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Tax Reform made significant changes to U.S. corporate income tax, including transitioning the U.S. to a dividend exemption system and requiring a deemed dividend on historical undistributed earnings of foreign subsidiaries at a reduced tax rate. Tax Reform also includes provisions that may impact us beginning in fiscal 2019, such as a U.S. tax on certain foreign low-taxed earnings and a limitation placed on the deductibility of domestic interest expense. U.S. GAAP required us to recognize the effects of Tax Reform in the period of enactment, which was the quarter ended December 30, 2017. The SEC issued guidance that allowed us to record a provisional tax expense when uncertainty or other factors may impact the final outcome.
We believe the provisional tax expense of $124.5 million recorded in the quarter ended December 30, 2017, continues to be a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at this time. We continue to assess the impact of Tax Reform on our business, and the final impact may differ from this estimate, perhaps materially, due to, among other things changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions we may take as a result. For the three months ended March 31, 2018, there have been no changes in interpretations, assumptions and/or guidance that require an adjustment to our provisional tax expense recorded in the three months ended December 30, 2017.
Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Effective tax rate, as reported	16.5%	9.6%	297.0%	9.4%
Impact of Tax Reform	—%	—%	(284.6)%	—%
Impact of one-time employee bonus	(6.7)%	—%	(2.3)%	—%
Effective tax rate, as adjusted (1)	9.8%	9.6%	10.1%	9.4%

(1) We believe the non-GAAP presentation of the effective annual tax rate excluding the impact of Tax Reform and the one-time employee bonus provides additional insight over the change from the comparative reporting periods by excluding these non-recurring expenses. In addition, the Company believes that its effective tax rate, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its effective tax rate calculated in accordance with U.S. GAAP.

Income tax expense for the three months ended March 31, 2018 and April 1, 2017, was $2.4 million and $3.1 million, respectively. Income tax expense for the six months ended March 31, 2018 and April 1, 2017, was $130.0 million and $6.0 million, respectively.
The effective tax rates for the three and six months ended March 31, 2018, were 16.5% and 297.0%, respectively, compared to the effective tax rates of 9.6% and 9.4% for the three and six months ended April 1, 2017. The effective tax rate for the three months ended March 31, 2018, increased from the effective tax rate for the three months ended April 1, 2017, primarily due to the one-time employee bonus and a decrease in pre-tax earnings in jurisdictions where we maintain a valuation allowance. The effective tax rate for the six months ended March 31, 2018 increased from the effective tax rate for the six months ended April 1, 2017, primarily due to the impact of Tax Reform, the one-time employee bonus, and a decrease in pre-tax earnings in jurisdictions where we maintain a valuation allowance.
The impact of Tax Reform and the one-time employee bonus on our income tax expense is reflected in the following table (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Income tax expense, as reported	$2.4	$3.1	$130.0	$6.0
Impact of Tax Reform	—	—	(124.5)	—
Impact of one-time employee bonus	$0.4	$—	0.3	—
Income tax expense, as adjusted (1)	$2.8	$3.1	$5.8	$6.0

(1) We believe the non-GAAP presentation of income tax expense excluding the impact of Tax Reform and the one-time employee bonus provides additional insight over the change from the comparative reporting periods by excluding these non-recurring expenses. In addition, the Company believes that its income tax expense, as adjusted, enhances the ability of investors to analyze the Company's operating performance and supplements, but does not replace, its income tax expense calculated in accordance with U.S. GAAP.

The income tax expense of $2.4 million recorded in the quarter ended March 31, 2018, included a reduction in tax expense from the one-time employee bonus of $0.4 million. The income tax expense of $124.5 million recorded in the quarter ended December 30, 2017, due to Tax Reform included $101.8 million for federal and state purposes on the deemed repatriation of our historical undistributed foreign earnings. This amount is payable over an eight year period beginning in fiscal 2019. An additional tax expense of $22.7 million was recorded in the quarter ended December 30, 2017, for foreign withholding taxes that are payable on certain dividends due to a change in our permanently reinvested assertion on foreign earnings.
Due to Tax Reform, our blended U.S. statutory rate for fiscal 2018 is 24.5%. This results from a statutory tax rate of 35% for the first three months of fiscal 2018, and a statutory tax rate of 21% for the remainder of fiscal 2018. Our effective tax rate varies from our blended U.S. statutory rate of 24.5% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform and the one-time employee bonus discussed above, and may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2018 is expected to be between 122% and 130%. Excluding the impact of Tax Reform and one-time employee bonus discussed above, the estimated effective income tax rate, as adjusted, for fiscal 2018 is expected to be between 10.0% and 12.0%.
Net (loss) income. Net income for the three months ended March 31, 2018 decreased $17.0 million as compared to the three months ended April 1, 2017, primarily due to the $13.2 million after-tax one-time employee bonus and a net $3.5 million increase in S&A, as previously discussed.
Net loss of $86.2 million for the six months ended March 31, 2018 reflected a decrease of $143.7 million as compared to the net income of $57.5 million for the six months ended April 1, 2017. The decrease was primarily a result of the $124.5 million of tax expense that was recorded during the three months ended December 30, 2017 in connection with Tax Reform, the $13.2 million after-tax one-time employee bonus and a net $5.0 million increase in S&A, as previously discussed.
Diluted earnings (loss) per share. Diluted earnings per share for the three months ended March 31, 2018 was $0.36, a $0.48 decrease from diluted earnings per share of $0.84 for the three months ended April 1, 2017, primarily as a result of decreased net income.
Diluted loss per share for the six months ended March 31, 2018 was $2.57, a $4.23 decrease from the diluted earnings per share of $1.66 for the six months ended April 1, 2017, primarily as a result of decreased net income, including due to the impact of Tax Reform. This was partially offset by the positive impact of fewer weighted average outstanding shares as compared to the prior year due to our common stock repurchase program. See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling three-quarter period for the second quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").
We review our internal calculation of WACC annually, and our estimated WACC is 9.5% for fiscal 2018. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 15.6% and 16.8% for the six months ended March 31, 2018 and April 1, 2017, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Six Months Ended
	March 31, 2018	April 1, 2017
Annualized operating income (tax effected)	$111.0	$121.0
Average invested capital	709.8	718.5
After-tax ROIC	15.6%	16.8%
WACC	9.5%	10.5%
Economic Return	6.1%	6.3%
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $403.3 million as of March 31, 2018, as compared to $569.3 million as of September 30, 2017.
As of March 31, 2018, approximately 80% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner. As previously discussed, we recorded $124.5 million of tax expense during the three months ended December 30, 2017, associated with the repatriation of undistributed foreign earnings and the reversal of our permanently reinvested assertion on certain foreign earnings in connection with Tax Reform. During the three months ended March 31, 2018, we repatriated approximately $280.0 million from our APAC region and we anticipate repatriating additional funds during the fiscal third quarter while continuing to execute our revised capital allocation strategy; however, that additional repatriation is subject to future events and conditions that may be beyond our control. In addition to the $13.5 million one-time employee bonus paid in the quarter ended March 31, 2018, and apart from funding the remaining $121.8 million in taxes payable related to Tax Reform, other uses of such capital are expected to include the following:

•	Returning cash to shareholders by accelerating repurchase activity. Our intent is to use the remaining $74.7 million under the 2016 Share Repurchase Plan during fiscal 2018;

•	Repurchasing an additional $200.0 million of shares under the 2018 Share Repurchase Plan through fiscal 2019;

•	Paying down $25.0 million of the $175.0 million in principal amount of our Senior Notes due on June 15, 2018 (the "Notes"), and refinancing the balance; and

•	Reinvestment in the business to support growth and productivity improvements

Our future cash flows from operating activities will be reduced by $121.8 million due to the cash payments of accrued income taxes related to Tax Reform. The table below provides our best estimate of the timing and amount of these future cash flows; however, these amounts may change, perhaps materially, as noted within "Results of Operations - Income Taxes" above. The $121.8 million includes $100.0 million of U.S. federal taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period in accordance with the following installment schedule beginning in fiscal 2019 (in millions):

2019	$8.0
2020	8.0
2021	8.0
2022	8.0
2023	8.0
2024	15.0
2025	20.0
2026	25.0
Total	$100.0
The schedule above excludes an additional $20.0 million of foreign withholding taxes and $1.8 million of state taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of March 31, 2018.
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash provided by operating activities	$2.8	$105.6
Cash used in investing activities	$(28.8)	$(14.2)
Cash (used in) provided by financing activities	$(145.7)	$3.3
Operating Activities. Cash flows provided by operating activities during the six months ended March 31, 2018, was $2.8 million, as compared to $105.6 million for the six months ended April 1, 2017. The decrease was primarily due to a $125.1 million decrease in accounts receivable cash flows, which resulted from the increase in net sales and the initial implementation of a new factoring program during fiscal 2017. The decrease was partially offset by improvements of $27.3 million in accounts payable cash flows driven by increased purchasing activity in support of the increased net sales.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 31, 2018	April 1, 2017
Days in accounts receivable	52	48
Days in inventory	100	103
Days in accounts payable	(61)	(64)
Days in cash deposits	(15)	(14)
Annualized cash cycle	76	73
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
As of March 31, 2018, annualized cash cycle days increased three days compared to April 1, 2017 due to the following factors:
Days in accounts receivable for the three months ended March 31, 2018, increased four days compared to the three months ended April 1, 2017. The increase is primarily attributable to the timing of customer shipments and payments and a $94.3 million increase in net sales as compared to the three months ended April 1, 2017, due to the factors noted within "Results of Operations - Net sales" above, which was partially offset by a $44.4 million increase in accounts receivable sold under factoring programs.
Days in inventory for the three months ended March 31, 2018, decreased three days compared to the three months ended April 1, 2017. The decrease is primarily due to the increase in annualized cost of sales due to the factors noted within "Results of Operations - Cost of sales" above, which was partially offset by a $92.0 million increase in inventory to support new program ramps and as a result of experiencing longer lead times for certain components, mainly capacitors, resistors and memory. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the increase in inventory.
Days in accounts payable for the three months ended March 31, 2018, decreased three days compared to the three months ended April 1, 2017. The decrease is primarily due to the increase in annualized cost of sales due to the factors noted within "Results of Operations - Cost of sales" above, which was partially offset by increased purchasing activity to support higher revenue levels.
Days in cash deposits for the three months ended March 31, 2018, increased one day compared to the three months ended April 1, 2017. The increase was primarily driven by an increase in customer deposits primarily due to deposits received from two customers to cover higher inventory balances, which was substantially offset by the increase in annualized cost of sales.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF for the six months ended March 31, 2018 was $(26.3) million, a decrease of $117.3 million from $91.0 million for the six months ended April 1, 2017, primarily due to a $102.8 million decrease in cash flows provided by operations, due to the factors discussed above, and a $14.5 million increase in capital expenditures, discussed below.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP follows (in millions):

	Six Months Ended
	March 31, 2018	April 1, 2017
Cash flows provided by operating activities	$2.8	$105.6
Payments for property, plant and equipment	(29.1)	(14.6)
Free cash flow	$(26.3)	$91.0
Investing Activities. Cash flows used in investing activities totaled $28.8 million for the six months ended March 31, 2018, an increase of $14.6 million as compared to $14.2 million for the three months ended April 1, 2017. The increase in cash used in investing activities was due to a $14.5 million increase in capital expenditures primarily to support new capabilities, new program ramps, and to replace or refresh manufacturing equipment.
We estimate funded capital expenditures for fiscal 2018 to be approximately $80.0 to $90.0 million, of which $29.1 million was utilized through the first six months of fiscal 2018. The remaining fiscal 2018 capital expenditures are anticipated to be used primarily to fund a building purchase in Penang, Malaysia, and to support new program ramps and replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash and borrowings under our credit facility, if required.
Financing Activities. Cash flows used in financing activities totaled $145.7 million for the six months ended March 31, 2018, an increase of $149.0 million as compared to cash flows provided by financing activities of $3.3 million for six months ended April 1, 2017. The increase was primarily attributable to an increase in pay-downs of our revolving credit facility, under which there were no outstanding borrowings as of March 31, 2018, as compared to $90.0 million of outstanding borrowings as of April 1, 2017, as well as a $27.3 million increase in cash used to repurchase our common stock.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017, subject to market conditions and other considerations (the "2016 Share Repurchase Plan"). During the six months ended March 31, 2018, the Company repurchased 671,409 shares for approximately $41.2 million, at an average price of $61.30 per share. During the six months ended April 1, 2017, the Company repurchased 267,811 shares for approximately $13.9 million, at an average price of $51.93 per share. All shares repurchased under the 2016 Share Repurchase Plan were recorded as treasury stock. As noted above, the Company expects to complete the 2016 Share Repurchase Plan during the remainder of fiscal 2018. On February 14, 2018, the Board of Directors approved an additional stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock commencing upon completion of the 2016 Share Repurchase Plan (the “2018 Share Repurchase Plan”).
In fiscal 2011, Plexus issued $175.0 million in principal amount of the Notes. The related Note Purchase Agreement contains certain financial covenants, which include a maximum total leverage ratio, a minimum interest coverage ratio and a minimum net worth test, all as defined in the agreement. As of March 31, 2018, the Company was in compliance with all such covenants relating to the Notes and the Note Purchase Agreement. We plan to refinance $150.0 million of the existing $175.0 million of the Notes, which mature in June 2018, under terms similar to the existing Note Purchase Agreement. The Company has been negotiating with potential purchasers related to the refinancing of the Notes and believes that it has reached an agreement in principle on pricing and maturities that would reduce interest rates and extend the term for a portion of such borrowing as compared to the Notes. We expect to close the refinancing later in the third quarter of fiscal 2018. However, definitive agreements are not yet executed; therefore, we cannot provide assurances that such refinancing will occur on these, or any other, terms.
The Company's Credit Facility has a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements.
The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 31, 2018, the Company was in compliance with all financial covenants of the Credit Agreement.
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
The Company has Master Accounts Receivable Purchase Agreements with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (the "BTMU RPA") and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA") under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of March 31, 2018, the maximum facility amounts of these uncommitted facilities were $160.0 million and $60.0 million, respectively. The BTMU RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the BTMU RPA discussed above.
The Company previously sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
The Company sold $135.9 million and $91.5 million of trade accounts receivable under these programs during the three months ended March 31, 2018 and April 1, 2017, respectively, in exchange for cash proceeds of $135.2 million and $91.1 million, respectively.
The Company sold $298.3 million and $169.3 million of trade accounts receivable during the six months ended March 31, 2018 and April 1, 2017, respectively, in exchange for cash proceeds of $296.7 million and $168.5 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous other income (expense)" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility, partial pay-down and refinancing of the Notes and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months, including the partial repayment of the Notes. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2018 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2018	2019-2020	2021-2022	2023 and thereafter
Short-Term Debt Obligations (1)	$176.8	$176.8	$—	$—	$—
Capital Lease and Other Financing Obligations (2)	40.2	4.8	7.5	3.7	24.2
Operating Lease Obligations	38.7	4.8	17.6	7.0	9.3
Purchase Obligations (3)	659.7	559.6	99.7	0.2	0.2
Repatriation Tax on Undistributed Foreign Earnings (4)	100.0	—	16.0	16.0	68.0
Other Long-Term Liabilities on the Balance Sheet (5)	14.4	0.1	0.1	0.3	13.9
Other Long-Term Liabilities not on the Balance Sheet (6)	6.4	0.7	2.8	—	2.9
Other Financing Obligations (7)	31.0	0.8	3.2	3.3	23.7
Total Contractual Cash Obligations	$1,067.2	$747.6	$146.9	$30.5	$142.2

1)
Includes $175.0 million in principal amount of Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of March 31, 2018, capital lease and other financing obligations consists of capital lease payments and interest as well as a non-cash financing obligation related to the failed sale-leaseback of a building in Guadalajara, Mexico.

3)	As of March 31, 2018, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)
U.S. federal taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform, which is our best estimate and may change, perhaps materially. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of March 31, 2018, other long-term obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $3.1 million, as of March 31, 2018, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of March 31, 2018, other long-term obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)	Includes future minimum lease payments under the 10-year base lease agreement in Guadalajara as well as two 5-year renewal options.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2017 annual report on Form 10-K. Other than the item noted below, there were no material changes to these policies.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Sales	10.3%	8.3%
Total Costs	15.0%	13.9%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of March 31, 2018, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2018, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
December 31, 2017 to January 27, 2018	45,668	$60.94	45,668	$103,533,921
January 28, 2018 to February 24, 2018	187,545	$59.33	187,545	$292,406,289
February 25, 2018 to March 31, 2018	279,730	$63.28	279,730	$274,704,865
Total	512,943	$61.63	512,943

* On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. On February 14, 2018, the Board of Directors approved an additional stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of its common stock commencing upon completion of the stock repurchase program approved in 2016.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 5/4/18	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 5/4/18	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer