Form 10-Q
period 2018-06-30
PLEXUS CORP
filed 2018-08-03
CIK 785786

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
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 32,234,478 shares of Common Stock of the Company outstanding.

PLEXUS CORP.

June 30, 2018

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$726,385	$618,832	$2,102,330	$1,858,200
Cost of sales	658,564	557,647	1,918,034	1,668,859
Gross profit	67,821	61,185	184,296	189,341
Selling and administrative expenses	35,375	31,716	102,978	93,398
Operating income	32,446	29,469	81,318	95,943
Other income (expense):
Interest expense	(2,910)	(3,294)	(10,182)	(9,830)
Interest income	1,068	1,299	4,049	3,555
Miscellaneous	(1,052)	(103)	(1,875)	1,147
Income before income taxes	29,552	27,371	73,310	90,815
Income tax expense	3,051	1,792	133,012	7,762
Net income (loss)	$26,501	$25,579	$(59,702)	$83,053
Earnings (loss) per share:
Basic	$0.81	$0.76	$(1.79)	$2.47
Diluted	$0.79	$0.74	$(1.79)	$2.40
Weighted average shares outstanding:
Basic	32,796	33,669	33,300	33,636
Diluted	33,651	34,568	33,300	34,585
Comprehensive income (loss):
Net income (loss)	$26,501	$25,579	$(59,702)	$83,053
Other comprehensive (loss) income:
Derivative instrument fair value adjustment	(5,023)	2,991	(2,255)	747
Foreign currency translation adjustments	(7,965)	6,367	(1,050)	(2,379)
Other comprehensive (loss) income	(12,988)	9,358	(3,305)	(1,632)
Total comprehensive income (loss)	$13,513	$34,937	$(63,007)	$81,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$332,723	$568,860
Restricted cash	828	394
Accounts receivable, net of allowances of $822 and $980, respectively	379,136	365,513
Inventories	755,809	654,642
Prepaid expenses and other	31,221	28,046
Total current assets	1,499,717	1,617,455
Property, plant and equipment, net	334,528	314,665
Deferred income tax assets	5,432	5,292
Other	54,952	38,770
Total non-current assets	394,912	358,727
Total assets	$1,894,629	$1,976,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6,365	$286,934
Accounts payable	473,374	413,999
Customer deposits	101,679	107,837
Accrued salaries and wages	57,576	49,376
Other accrued liabilities	70,278	49,445
Total current liabilities	709,272	907,591
Long-term debt and capital lease obligations, net of current portion	180,204	26,173
Long-term accrued income taxes payable	91,905	—
Deferred income tax liabilities	15,178	—
Other liabilities	15,710	16,479
Total non-current liabilities	302,997	42,652
Total liabilities	1,012,269	950,243
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,451 and 51,934 shares issued, respectively, and 32,361 and 33,464 shares outstanding, respectively	525	519
Additional paid-in capital	572,559	555,297
Common stock held in treasury, at cost, 20,090 and 18,470 shares, respectively	(671,944)	(574,104)
Retained earnings	989,504	1,049,206
Accumulated other comprehensive loss	(8,284)	(4,979)
Total shareholders’ equity	882,360	1,025,939
Total liabilities and shareholders’ equity	$1,894,629	$1,976,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities
Net (loss) income	$(59,702)	$83,053
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	35,761	33,785
Deferred income taxes	23,106	86
Share-based compensation expense	13,206	12,485
Other, net	(117)	209
Changes in operating assets and liabilities:
Accounts receivable	(14,723)	98,404
Inventories	(102,320)	(87,824)
Other current and noncurrent assets	(21,124)	(10,731)
Accrued income taxes payable	98,552	1,105
Accounts payable	63,743	(6,414)
Customer deposits	(6,128)	(3,370)
Other current and noncurrent liabilities	11,216	1,135
Cash flows provided by operating activities	41,470	121,923
Cash flows from investing activities
Payments for property, plant and equipment	(52,077)	(24,443)
Proceeds from sales of property, plant and equipment	426	436
Cash flows used in investing activities	(51,651)	(24,007)
Cash flows from financing activities
Borrowings under debt agreements	673,052	166,087
Payments toward debt and capital lease obligations	(806,910)	(156,877)
Debt issuance costs	(729)	—
Repurchases of common stock	(97,840)	(23,856)
Proceeds from exercise of stock options	9,523	10,601
Payments related to tax withholding for share-based compensation	(5,461)	(6,141)
Cash flows used in financing activities	(228,365)	(10,186)
Effect of exchange rate changes on cash and cash equivalents	2,843	(735)
Net (decrease) increase in cash and cash equivalents and restricted cash	(235,703)	86,995
Cash and cash equivalents and restricted cash:
Beginning of period	569,254	432,964
End of period	$333,551	$519,959
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017
Unaudited
1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of June 30, 2018 and September 30, 2017, and the results of operations for the three and nine months ended June 30, 2018 and July 1, 2017, and the cash flows for the same nine month periods.
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
2.    Inventories
Inventories as of June 30, 2018 and September 30, 2017 consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
Raw materials	$575,293	$477,921
Work-in-process	96,290	86,367
Finished goods	84,226	90,354
Total inventories	$755,809	$654,642
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017 was $99.4 million and $106.2 million, respectively.

3.    Debt, Capital Lease Obligations and Other Financing
Debt, capital lease and other obligations as of June 30, 2018 and September 30, 2017, consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
4.05% Senior Notes, due June 15, 2025	$100,000	$—
4.22% Senior Notes, due June 15, 2028	50,000	—
5.20% Senior Notes, due June 15, 2018	—	175,000
Borrowings under the credit facility	—	108,000
Capital lease and other financing obligations	37,882	30,901
Unamortized deferred financing fees	(1,313)	(794)
Total obligations	186,569	313,107
Less: current portion	(6,365)	(286,934)
Long-term debt and capital lease obligations, net of current portion	$180,204	$26,173
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. Such covenants are generally similar to those in the Note Purchase Agreement related to the 2011 Notes (as defined below). The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. At June 30, 2018, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity $175.0 million in principal amount of its 5.20% Senior Notes (the "2011 Notes").
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended June 30, 2018, the highest daily borrowing was $208.0 million; the average daily borrowings were $72.4 million and the Company borrowed an aggregate of $521.5 million and repaid a total of $629.5 million of revolving borrowings under the Credit Facility. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the Note Purchase Agreements discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was assessed at an annual rate of 0.175%, payable quarterly, as of June 30, 2018.
The fair value of the Company’s debt, excluding capital leases, was $150.6 million and $284.5 million as of June 30, 2018 and September 30, 2017, respectively. The carrying value of the Company's debt, excluding capital leases, was $150.0 million and $283.0 million as of June 30, 2018 and September 30, 2017, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.

4.    Derivatives
Derivatives:
All derivatives are recognized in the accompanying Condensed Consolidated Balance Sheets at their estimated fair value. The Company uses derivatives to manage the variability of foreign currency obligations. The Company has cash flow hedges related to forecasted foreign currency obligations and, in the prior year, variable rate debt, in addition to non-designated hedges to manage foreign currency exposures associated with certain foreign currency denominated assets and liabilities. The Company does not enter into derivatives for speculative purposes.
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.1 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $73.8 million as of June 30, 2018, and $67.0 million as of September 30, 2017. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a less than $0.1 million liability as of June 30, 2018 and a $2.0 million asset as of September 30, 2017.
The Company had additional forward currency exchange contracts outstanding as of June 30, 2018, with a notional value of $24.9 million; there were $10.6 million of such contracts outstanding as of September 30, 2017. The Company did not designate these derivative instruments as hedging instruments. In accordance with U.S. GAAP, the net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term. The change in fair value is recorded as an element of "Miscellaneous other income (expense)" within the Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.3 million asset as of June 30, 2018, and a $0.1 million liability as of September 30, 2017.
The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 30, 2018	September 30, 2017		June 30, 2018	September 30, 2017
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$172	$2,024	Other accrued liabilities	$177	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 30, 2018	September 30, 2017		June 30, 2018	September 30, 2017
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$408	$35	Other accrued liabilities	$143	$118

Derivative Impact on Accumulated Other Comprehensive (Loss) Income ("OCL")
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income ("OCL") on Derivatives (Effective Portion)
	June 30, 2018	July 1, 2017
Forward currency forward contracts	$(2,856)	$1,921
Interest rate swaps	$—	$(11)

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
		June 30, 2018	July 1, 2017
Forward currency forward contracts	Cost of sales	$1,894	$(968)
Forward currency forward contracts	Selling and administrative expenses	207	(102)
Treasury Rate Locks	Interest expense	66	80
Interest rate swaps	Interest expense	—	(7)
Interest rate swaps	Income tax expense	$—	$(84)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		June 30, 2018	July 1, 2017
Forward currency forward contracts	Miscellaneous other income (expense)	$717	$(286)

Derivative Impact on Accumulated Other Comprehensive Loss ("OCL")
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)
	June 30, 2018	July 1, 2017
Forward currency forward contracts	$3,483	$(2,122)
Interest rate swaps	$—	$(10)

Derivative Impact on Gain (Loss) Recognized in Income
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
		June 30, 2018	July 1, 2017
Forward currency forward contracts	Cost of sales	$4,976	$(2,630)
Forward currency forward contracts	Selling and administrative expenses	536	(274)
Treasury Rate Locks	Interest expense	226	251
Interest rate swaps	Interest expense	—	(142)
Interest rate swaps	Income tax expense	$—	$(84)

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		June 30, 2018	July 1, 2017
Forward currency forward contracts	Miscellaneous other income (expense)	$(234)	$1,575
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three or nine months ended June 30, 2018 and July 1, 2017, respectively.

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
The following table lists the fair values of assets (liabilities) of the Company’s derivatives as of June 30, 2018 and September 30, 2017, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability)
In thousands of dollars
June 30, 2018	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$260	$—	$260
September 30, 2017
Derivatives
Forward currency forward contracts	$—	$1,941	$—	$1,941
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
5.    Income Taxes
On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Due to the complexities in implementing Tax Reform, the SEC issued Staff Accounting Bulletin 118, which allows the Company to record a provisional tax expense when uncertainty or other factors may impact the final outcome. In accordance with U.S. GAAP, which requires the Company to recognize the effects of Tax Reform in the period of enactment, $124.5 million of tax expense was recorded during the three months ended December 30, 2017. The $124.5 million included $101.8 million of U.S. federal and state taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period beginning in fiscal 2019, and $22.7 million of foreign withholding taxes due to a change in the Company's permanently reinvested assertion on certain foreign earnings that are payable upon repatriation to the U.S. The Company continues to believe this is a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at this time. The Company continues to assess the impact of Tax Reform, and the final impact may differ from this estimate, perhaps materially, due to, among other things, changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions the Company may take as a result. For the three months ended June 30, 2018, there have been no changes in interpretations, assumptions and/or guidance that require an adjustment to the provisional tax expense the Company recorded during the three months ended December 30, 2017.
As of June 30, 2018, the Company reported outstanding liabilities of $116.4 million for Tax Reform, of which $91.9 million is recorded in "Long-term accrued income taxes payable", $14.6 million is recorded in "Deferred income tax liabilities" and $9.9 million is recorded in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheet. The total outstanding liabilities are lower than the Tax Reform expense of $124.5 million for the three months ended December 30, 2017, due to withholding taxes paid on dividends and the related foreign exchange impact during the three months ended March 31, 2018 and June 30, 2018, which are recorded in "Miscellaneous other income (expense)" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Income tax expense for the three and nine months ended June 30, 2018 was $3.1 million and $133.0 million, respectively. For the nine months ended June 30, 2018, the tax expense of $133.0 million includes $124.5 million recorded during the three months ended December 30, 2017 due to the impact of Tax Reform. Income tax expense for the three and nine months ended July 1, 2017 was $1.8 million and $7.8 million, respectively.
The effective tax rates for the three and nine months ended June 30, 2018 were 10.3% and 181.4%, respectively, compared to the effective tax rates of 6.5% and 8.5% for the three and nine months ended July 1, 2017, respectively. The effective tax rate for the three months ended June 30, 2018 increased from the effective tax rate for the three months ended July 1, 2017, primarily due to a $1.5 million benefit related to incremental deductible expenses in the Asia-Pacific ("APAC") segment recorded in the three months ended July 1, 2017 and a decrease in pre-tax earnings in jurisdictions where the Company maintains a valuation allowance. The effective tax rate for the nine months ended June 30, 2018 increased from the effective tax rate for the nine months ended July 1, 2017, primarily due to the impact of Tax Reform and a decrease in pre-tax earnings in jurisdictions where the Company maintains a valuation allowance.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of June 30, 2018, as compared to September 30, 2017. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended June 30, 2018 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended June 30, 2018, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the Americas ("AMER") and Europe, Middle East, and Africa ("EMEA") segments, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended June 30, 2018 and July 1, 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$26,501	$25,579	$(59,702)	$83,053
Basic weighted average common shares outstanding	32,796	33,669	33,300	33,636
Dilutive effect of share-based awards outstanding	855	899	—	949
Diluted weighted average shares outstanding	33,651	34,568	33,300	34,585
Earnings (loss) per share:
Basic	$0.81	$0.76	$(1.79)	$2.47
Diluted	$0.79	$0.74	$(1.79)	$2.40
For the three and nine months ended June 30, 2018, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive. For the nine months ended June 30, 2018, the total number of potentially dilutive share-based awards was 0.9 million. However, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
For the three and nine months ended July 1, 2017, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Share-Based Compensation
The Company recognized $4.8 million and $13.2 million of compensation expense associated with the share-based awards for the three and nine months ended June 30, 2018, respectively, and $4.5 million and $12.5 million for the three and nine months ended July 1, 2017, respectively.
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

Information about the Company’s three reportable segments for the three and nine months ended June 30, 2018 and July 1, 2017, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
AMER	$298,375	$265,173	$899,253	$851,888
APAC	383,785	325,986	1,080,283	945,713
EMEA	74,331	53,126	212,105	137,550
Elimination of inter-segment sales	(30,106)	(25,453)	(89,311)	(76,951)
	$726,385	$618,832	$2,102,330	$1,858,200
Operating income (loss):
AMER	$6,799	$7,392	$28,025	$30,418
APAC	55,274	49,811	154,977	148,535
EMEA	1,837	(768)	1,105	(4,224)
Corporate and other costs	(31,464)	(26,966)	(102,789)	(78,786)
	$32,446	$29,469	$81,318	$95,943
Other income (expense):
Interest expense	(2,910)	(3,294)	(10,182)	(9,830)
Interest income	1,068	1,299	4,049	3,555
Miscellaneous	(1,052)	(103)	(1,875)	1,147
Income before income taxes	$29,552	$27,371	$73,310	$90,815

	June 30, 2018	September 30, 2017
Total assets:
AMER	$586,716	$595,851
APAC	952,274	1,163,111
EMEA	190,106	172,830
Corporate and eliminations	165,533	44,390
	$1,894,629	$1,976,182
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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended June 30, 2018 and July 1, 2017 (in thousands):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Reserve balance, beginning of period	$4,756	$6,109
Accruals for warranties issued during the period	3,660	890
Settlements (in cash or in kind) during the period	(2,136)	(2,074)
Reserve balance, end of period	$6,280	$4,925
11.    Shareholders' Equity
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock (the "2016 Share Repurchase Plan"). During the three months ended June 30, 2018, the Company repurchased 947,685 shares for approximately $56.7 million, at an average price of $59.81 per share. During the nine months ended June 30, 2018, the company repurchased 1,619,094 shares for approximately $97.8 million at an average price of $60.43 per share. During the three months ended July 1, 2017, the Company repurchased 189,891 shares for approximately $10.0 million, at an average price of $52.40 per share. During the nine months ended July 1, 2017, the company repurchased 457,702 shares for approximately $23.9 million at an average price of $52.12 per share.
All of the purchases under the 2016 Share Repurchase Plan were recorded as treasury stock.
As of June 30, 2018, $18.0 million of authority remained under the 2016 Share Repurchase Plan.
On February 14, 2018, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock commencing upon completion of the 2016 Share Repurchase Plan (the "2018 Share Repurchase Plan"). No purchases have yet been made under the 2018 Share Repurchase Plan.
12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on May 4, 2018, to, among other changes, increase the maximum facility amounts from $160.0 million to $210.0 million. The maximum facility amount under the HSBC RPA as of June 30, 2018 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
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
The Company sold $199.1 million and $115.3 million of trade accounts receivable under these programs during the three months ended June 30, 2018 and July 1, 2017, respectively, in exchange for cash proceeds of $197.8 million and $114.6 million, respectively.

The Company sold $497.4 million and $284.6 million of trade accounts receivable during the nine months ended June 30, 2018 and July 1, 2017, respectively, in exchange for cash proceeds of $494.4 million and $283.1 million, respectively.
13.    Subsequent Event
On July 27, 2018, subsequent to the end of the fiscal third quarter of 2018, the Company purchased the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a new product introduction company in Portland, Oregon, for $12.5 million in cash, subject to certain customary post-closing adjustments. Plexus acquired substantially all of the inventory, equipment and other assets of the business line, hired a majority of its employees and sub-leased one of Cascade's facilities. This transaction will be accounted for as a business combination.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions, and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2017 Form 10-K).

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 18,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is an industry leader that specializes in serving customers with complex products used in demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. With a culture built around innovation and customer service, Plexus’ teams create customized end-to-end solutions to assure the realization of the most intricate products.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 30, 2017, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$726.4	$618.8	$2,102.3	$1,858.2
Cost of sales	658.6	557.6	1,918.0	1,668.9
Gross profit	67.8	61.2	184.3	189.3
Gross margin	9.3%	9.9%	8.8%	10.2%
Operating income	32.4	29.5	81.3	95.9
Operating margin	4.5%	4.8%	3.9%	5.2%
Net income (loss)	26.5	25.6	(59.7)	83.1
Diluted earnings (loss) per share	$0.79	$0.74	$(1.79)	$2.40
Return on invested capital*			15.9%	16.1%
Economic return*			6.4%	5.6%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended June 30, 2018, net sales increased $107.6 million, or 17.4%, as compared to the three months ended July 1, 2017. For the nine months ended June 30, 2018, net sales increased $244.1 million, or 13.1%, as compared to the nine months ended July 1, 2017.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on its targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
AMER	$298.4	$265.2	$899.2	$851.9
APAC	383.8	326.0	1,080.3	945.7
EMEA	74.3	53.1	212.1	137.6
Elimination of inter-segment sales	(30.1)	(25.5)	(89.3)	(77.0)
Total net sales	$726.4	$618.8	$2,102.3	$1,858.2
AMER. Net sales for the three months ended June 30, 2018 in the AMER segment increased $33.2 million, or 12.5%, as compared to the three months ended July 1, 2017. The increase in net sales was primarily due to a $46.9 million increase from the ramp of new products for existing customers and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $18.0 million due to manufacturing transfers to our APAC segment, $8.5 million due to customer disengagements and $7.4 million due to end-of-life products.
During the nine months ended June 30, 2018, net sales increased $47.3 million, or 5.6%, as compared to the nine months ended July 1, 2017. The increase in net sales was primarily due to a $138.5 million increase from the ramp of new products for existing customers and an $8.0 million increase from the ramp of production for new customers. Partially offsetting these increases were reductions in net sales of $31.4 million due to end-of-life products, $29.2 million due to customer disengagements, $29.0 million due to manufacturing transfers to our APAC segment and net decreased customer end-market demand.
APAC. Net sales for the three months ended June 30, 2018 in the APAC segment increased $57.8 million, or 17.7%, as compared to the three months ended July 1, 2017. The increase in net sales was primarily due to a $50.3 million increase from the ramp of new products for existing customers, $18.0 million due to manufacturing transfers from our AMER segment and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $20.5 million and $7.7 million due to customer disengagements and end-of-life products, respectively.
During the nine months ended June 30, 2018, net sales increased $134.6 million, or 14.2%, as compared to the nine months ended July 1, 2017. The increase in net sales was primarily due to a $139.2 million increase from the ramp of new products for existing customers, $29.0 million due to manufacturing transfers from our AMER segment and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $44.4 million and $7.1 million due to customer disengagements and end-of-life products, respectively.
EMEA. Net sales for three months ended June 30, 2018 in the EMEA segment increased $21.2 million, or 39.9%, as compared to three months ended July 1, 2017. The increase in net sales was primarily attributable to an increase of $9.4 million due to the ramp of new products for existing customers and net increased customer end-market demand.
During the nine months ended June 30, 2018, net sales increased $74.5 million, or 54.1%, as compared to the nine months ended July 1, 2017. The increase in net sales was primarily attributable to an increase of $53.9 million due to the ramp of new products for existing customers and net increased customer end-market demand.
Our net sales by market sector for the indicated periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
Market Sector	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Healthcare/Life Sciences	$266.0	$209.6	$751.1	$625.5
Industrial/Commercial	225.5	201.5	674.0	599.1
Communications	120.0	98.7	352.4	338.3
Aerospace/Defense	114.9	109.0	324.8	295.3
Total net sales	$726.4	$618.8	$2,102.3	$1,858.2
Healthcare/Life Sciences. Net sales for the three months ended June 30, 2018 in the Healthcare/Life Sciences sector increased $56.4 million, or 26.9%, as compared to the three months ended July 1, 2017. The increase was primarily driven by increases in net sales of $50.5 million due to the ramp of new products for existing customers as well as overall net increased customer end-market demand. Partially offsetting these increases was a decrease in net sales of $8.6 million from end-of-life products.
During the nine months ended June 30, 2018, net sales in the Healthcare/Life Sciences sector increased $125.6 million, or 20.1%, as compared to the nine months ended July 1, 2017. The increase was primarily driven by increases in net sales of $122.3 million due to the ramp of new products for existing customers and $6.2 million from the ramp of production for new customers, as well as net increased customer end-market demand. Partially offsetting these increases was a decrease in net sales of $25.1 million from end-of-life products.
Industrial/Commercial. Net sales for the three months ended June 30, 2018 in the Industrial/Commercial sector increased $24.0 million, or 11.9%, as compared to the three months ended July 1, 2017. The increase was primarily driven by increases in net sales of $22.9 million due to the ramp of new products for existing customers as well as overall net increased customer end-market demand. Partially offsetting the increases were decreases in net sales of $8.7 million from end-of-life products and $7.8 million related to customer disengagements.
During the nine months ended June 30, 2018, net sales in the Industrial/Commercial sector increased $74.9 million, or 12.5%, as compared to the nine months ended July 1, 2017. The increase was primarily driven by increases in net sales of $125.8 million due to the ramp of new products for existing customers and $6.3 million due to the ramp of production with new customers, as well as overall net increased customer end-market demand, particularly in the semiconductor capital equipment market. Partially offsetting the increases were decreases in net sales of $59.4 million related to end-of-life products and $32.8 million from customer disengagements.
Communications. Net sales for the three months ended June 30, 2018 in the Communications sector increased $21.3 million, or 21.6%, as compared to the three months ended July 1, 2017. The increase was primarily driven by increases in net sales of $37.4 million due to the ramp of new products with existing customers as well as overall net increased end-market demand. The increases were partially offset by decreases in net sales of $22.6 million due to customer disengagements.
During the nine months ended June 30, 2018, net sales in the Communications sector increased $14.1 million, or 4.2%, as compared to the nine months ended July 1, 2017. The increase was primarily driven by increases in net sales of $53.5 million due to the ramp of new products with existing customers as well as overall net increased end-market demand. The increases were partially offset by decreases in net sales of $42.5 million due to customer disengagements.
Aerospace/Defense. Net sales for the three months ended June 30, 2018 in the Aerospace/Defense sector increased $5.9 million, or 5.4%, as compared to the three months ended July 1, 2017. The increase was primarily driven by the ramp of production of new products for existing customers.
During the nine months ended June 30, 2018, net sales in the Aerospace/Defense sector increased $29.5 million, or 10.0%, as compared to the nine months ended July 1, 2017. The increase was primarily driven by a $25.1 million increase due to the ramp of production of new products for existing customers and overall net increased customer end-market demand.
Cost of sales. Cost of sales for the three and nine months ended June 30, 2018 increased $101.0 million and $249.1 million, respectively, as compared to the three and nine months ended July 1, 2017. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For both the three and nine months ended June 30, 2018 and July 1, 2017, approximately 89.0% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 91.0% of these costs in each period were related to material and component costs.
As compared to the prior year period, the increase in cost of sales for the three months ended June 30, 2018 was primarily due to the increase in net sales along with increased costs primarily to support program ramps and a negative shift in customer mix. The increase in cost of sales for the nine months ended June 30, 2018 as compared to the nine months ended July 1, 2017 was primarily due to to the increase in net sales and a one-time employee bonus. During the three months ended March 31, 2018, due to our ability to access overseas cash as a result of Tax Reform (as defined below), a $13.5 million one-time bonus was approved and paid to full-time, non-executive employees ("one-time employee bonus"), of which $12.6 million impacted cost of sales. Also contributing to the increase for the nine months ended June 30, 2018, as compared to the prior year were increased fixed labor costs primarily to support program ramps and a negative shift in customer mix.
Gross profit. Gross profit for the three months ended June 30, 2018 increased $6.6 million as compared to the three months ended July 1, 2017. Gross profit for the nine months ended June 30, 2018 decreased $5.0 million as compared to the nine months ended July 1, 2017. Gross margin decreased 600 and 1,400 basis points, respectively, as compared to the three and nine months ended July 1, 2017. The primary driver of the increase in gross profit as compared to the three months ended July 1, 2017, was the increase in net sales, partially offset by a negative shift in customer mix to lower margin programs as well as higher labor costs. Labor costs increased due to the ramp of new programs and operational inefficiencies driven by the constrained component market. The shift in customer mix and higher labor costs drove the decrease in gross margin as compared to the prior year. The decreases in gross profit and gross margin as compared to the nine months ended July 1, 2017 were due to the larger percentage increase in cost of sales as compared to the increase in net sales, driven by the factors previously discussed.
Operating income. Operating income for the three months ended June 30, 2018 increased $2.9 million as compared to the three months ended July 1, 2017 as a result of the increase in gross profit, partially offset by a $3.7 million increase in selling and administrative expenses ("S&A") driven by increased variable compensation. Operating income for the nine months ended June 30, 2018 decreased $14.6 million as compared to the nine months ended July 1, 2017 as a result of the decrease in gross profit and a $9.6 million increase in S&A. The increase in S&A as compared to the prior year was driven by a $5.9 million increase in variable compensation expense and a $0.9 million increase due to the one-time employee bonus.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating income (loss):
AMER	$6.8	$7.4	$28.0	$30.4
APAC	55.3	49.8	155.0	148.5
EMEA	1.8	(0.7)	1.1	(4.2)
Corporate and other costs (1)	(31.5)	(27.0)	(102.8)	(78.8)
Total operating income	$32.4	$29.5	$81.3	$95.9

(1) The nine months ended June 30, 2018, includes the $13.5 million one-time employee bonus.
AMER. Operating income for the three months ended June 30, 2018, decreased $0.6 million as compared to the three months ended July 1, 2017, primarily as a result of a negative shift in customer mix and increased costs to support new program ramps.

Operating income for the nine months ended June 30, 2018, decreased $2.4 million as compared to the nine months ended July 1, 2017, driven by an increase in costs to support new program ramps, partially offset by a positive shift in customer mix.
APAC. Operating income for the three months ended June 30, 2018, increased $5.5 million as compared to the three months ended July 1, 2017, primarily due to the impact of an increase in net sales, partially offset by a negative shift in customer mix.
Operating income for the nine months ended June 30, 2018, increased $6.5 million as compared to the nine months ended July 1, 2017, primarily due to the impact of an increase in net sales, partially offset by a negative shift in customer mix along with increases in fixed labor and S&A costs to support new program ramps.
EMEA. Operating income for the three months ended June 30, 2018, increased $2.5 million as compared to the three months ended July 1, 2017, primarily due to the impact of an increase in net sales and a positive shift in customer mix, partially offset by increases in fixed labor and S&A to support new program ramps.
Operating income for the nine months ended June 30, 2018, increased $5.3 million as compared to the nine months ended July 1, 2017, primarily due to the impact of an increase in net sales and a positive shift in customer mix, partially offset by increases in fixed labor and S&A to support new program ramps.
Other income (expense). Other expense for the three months ended June 30, 2018, increased $0.8 million as compared to the three months ended July 1, 2017, primarily due to a $0.7 million increase in factoring fees related to the Company's accounts receivable purchase program.
Other expense increased $2.9 million for the nine months ended June 30, 2018, as compared to the nine months ended July 1, 2017, primarily due to a $1.5 million increase in factoring fees related to the Company's accounts receivable purchase program and a $1.1 million decrease in foreign exchange-related gains. Refer to "Liquidity and Capital Resources - Financing Activities" for additional detail on the Company's accounts receivable purchase program.
Income taxes. On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Tax Reform made significant changes to U.S. corporate income tax, including transitioning the U.S. to a dividend exemption system and requiring a deemed dividend on historical undistributed earnings of foreign subsidiaries at a reduced tax rate. Tax Reform also includes provisions that may impact us beginning in fiscal 2019, such as a U.S. tax on certain foreign low-taxed earnings and a limitation placed on the deductibility of domestic interest expense. U.S. GAAP required us to recognize the effects of Tax Reform in the period of enactment, which was the three months ended December 30, 2017.
We believe the provisional tax expense of $124.5 million recorded in the three months ended December 30, 2017, continues to be a reasonable estimate of tax expense related to Tax Reform using all analyses, interpretations and guidance available at this time. We continue to assess the impact of Tax Reform on our business, and the final impact may differ from this estimate, perhaps materially, due to, among other things changes in interpretations, assumptions, and/or guidance that may be issued in the near future or actions we may take as a result. For the three months ended June 30, 2018, there have been no changes in interpretations, assumptions and/or guidance that require an adjustment to our provisional tax expense recorded in the three months ended December 30, 2017.
Effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Effective tax rate, as reported	10.3%	6.5%	181.4%	8.5%
Impact of Tax Reform	—%	—%	(169.8)%	—%
Impact of one-time employee bonus	—%	—%	(1.4)%	—%
Effective tax rate, as adjusted (1)	10.3%	6.5%	10.2%	8.5%

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

The effective tax rates for the three and nine months ended June 30, 2018, were 10.3% and 181.4%, respectively, compared to the effective tax rates of 6.5% and 8.5% for the three and nine months ended July 1, 2017. The effective tax rate for the three months ended June 30, 2018 increased from the effective tax rate for the three months ended July 1, 2017, primarily due to a $1.5 million benefit related to incremental deductible expenses in the APAC segment recorded in the three months ended July 1, 2017, and a decrease in pre-tax earnings in jurisdictions where the Company maintains a valuation allowance. The effective tax rate for the nine months ended June 30, 2018 increased from the effective tax rate for the nine months ended July 1, 2017, primarily due to the impact of Tax Reform and a decrease in pre-tax earnings in jurisdictions where we maintain a valuation allowance.
The impact of Tax Reform and the one-time employee bonus on our income tax expense is reflected in the following table (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Income tax expense, as reported	$3.1	$1.8	$133.0	$7.8
Impact of Tax Reform	—	—	(124.5)	—
Impact of one-time employee bonus	—	—	0.3	—
Income tax expense, as adjusted (1)	$3.1	$1.8	$8.8	$7.8

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

Income tax expense for the three months ended June 30, 2018 and July 1, 2017, was $3.1 million and $1.8 million, respectively. Income tax expense for the nine months ended June 30, 2018 and July 1, 2017, was $133.0 million and $7.8 million, respectively.
Due to Tax Reform, the income tax expense of $124.5 million recorded in the three months ended December 30, 2017, included $101.8 million for federal and state purposes on the deemed repatriation of our historical undistributed foreign earnings. This amount is payable over an eight year period beginning in fiscal 2019. An additional tax expense of $22.7 million was recorded in the three months ended December 30, 2017, for foreign withholding taxes that are payable on certain dividends due to a change in our permanently reinvested assertion on foreign earnings.
As a result of Tax Reform, our blended U.S. statutory rate for fiscal 2018 is 24.5%. This results from a statutory tax rate of 35% for the first three months of fiscal 2018, and a statutory tax rate of 21% for the remainder of fiscal 2018. Our effective tax rate varies from our blended U.S. statutory rate primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform discussed above. Our effective tax rate may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2018 is expected to be between 122% and 130%. Excluding the impact of Tax Reform and one-time employee bonus discussed above, the estimated effective income tax rate, as adjusted, for fiscal 2018 is expected to be between 10.0% and 12.0%.
Net income (loss). Net income for the three months ended June 30, 2018 increased $0.9 million as compared to the three months ended July 1, 2017, primarily due to the increase in operating income discussed above.
Net loss of $59.7 million for the nine months ended June 30, 2018 compared to net income of $83.1 million for the nine months ended July 1, 2017. The change as compared to the prior year's period was primarily a result of the $124.5 million of tax expense that was recorded during the three months ended December 30, 2017, in connection with Tax Reform, the $13.2 million after-tax one-time employee bonus and a net $9.6 million increase in S&A, as previously discussed.
Diluted earnings (loss) per share. Diluted earnings per share for the three months ended June 30, 2018 was $0.79, a $0.05 increase from diluted earnings per share of $0.74 for the three months ended July 1, 2017, primarily as a result of increased net income and the positive impact of fewer weighted shares outstanding due to our common stock repurchase program.
Diluted loss per share for the nine months ended June 30, 2018 was $1.79, as compared to diluted earnings per share of $2.40 for the nine months ended July 1, 2017, primarily as a result of decreased net income, which reflects the $3.68 per share negative impact of Tax Reform. This was partially offset by the positive impact of fewer weighted average outstanding shares as compared to the prior year due to our common stock repurchase program. See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling four-quarter period for the third quarter. Invested capital is defined as equity plus debt, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").
We review our internal calculation of WACC annually, and our estimated WACC is 9.5% for fiscal 2018. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 15.9% and 16.1% for the nine months ended June 30, 2018 and July 1, 2017, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Nine Months Ended
	June 30, 2018	July 1, 2017
Annualized operating income (tax effected)	$113.8	$117.7
Average invested capital	716.4	730.3
After-tax ROIC	15.9%	16.1%
WACC	9.5%	10.5%
Economic Return	6.4%	5.6%
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $333.6 million as of June 30, 2018, as compared to $569.3 million as of September 30, 2017.
As of June 30, 2018, approximately 67% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. As previously discussed, we recorded $124.5 million of tax expense during the three months ended December 30, 2017, associated with the repatriation of undistributed foreign earnings and the reversal of our permanently reinvested assertion on certain foreign earnings in connection with Tax Reform. In addition to the $279.9 million of offshore cash brought back to the U.S. in the fiscal second quarter of 2018, during the three months ended June 30, 2018, we repatriated approximately $98.4 million from our APAC region. We anticipate repatriating an additional $50.0 million during the fiscal fourth quarter while continuing to execute our revised capital allocation strategy; however, that additional repatriation is subject to future events and conditions that may be beyond our control. In addition to repaying the $175.0 million in principal amount of our Senior Notes that matured on June 15, 2018 (the "2011 Notes") with $25.0 million of available cash and proceeds from the issuance of $150.0 million in principal of the 2018 Notes (as defined below), and apart from funding the remaining $116.4 million in taxes payable related to Tax Reform, other uses of such capital are expected to include the following:

•
Returning cash to shareholders by accelerating repurchase activity. Our intent is to use the remaining $18.0 million under the 2016 Share Repurchase Plan during fiscal 2018, as well as an additional $200.0 million under the 2018 Share Repurchase Plan through fiscal 2019;

•	Financing the Cascade Controls, Inc. acquisition for approximately $12.5 million (see “Investing Activities” below); and

•	Reinvesting in the business to support growth and productivity improvements
Our future cash flows from operating activities will be reduced by $116.4 million due to the cash payments of accrued income taxes related to Tax Reform. The table below provides our best estimate of the timing and amount of these future cash flows; however, these amounts may change, perhaps materially, as noted within "Results of Operations - Income Taxes" above. The $116.4 million includes $100.0 million of U.S. federal taxes on the deemed repatriation of undistributed foreign earnings, which are payable over an eight year period in accordance with the following installment schedule beginning in fiscal 2019 (in millions):

2019	$8.0
2020	8.0
2021	8.0
2022	8.0
2023	8.0
2024	15.0
2025	20.0
2026	25.0
Total	$100.0
The schedule above excludes an additional $16.4 million of foreign withholding taxes and state taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of June 30, 2018.
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash provided by operating activities	$41.5	$121.9
Cash used in investing activities	$(51.7)	$(24.0)
Cash used in financing activities	$(228.4)	$(10.2)
Operating Activities. Cash flows provided by operating activities during the nine months ended June 30, 2018, was $41.5 million, as compared to $121.9 million for the nine months ended July 1, 2017. The decrease was primarily due to a $113.1 million decrease in accounts receivable cash flows, which resulted from the increase in net sales and the initial implementation of a new factoring program during fiscal 2017. The decrease was partially offset by improvements of $70.2 million in accounts payable cash flows driven by increased purchasing activity in support of increased net sales.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 30, 2018	July 1, 2017
Days in accounts receivable	48	47
Days in inventory	105	107
Days in accounts payable	(66)	(65)
Days in cash deposits	(14)	(13)
Annualized cash cycle	73	76
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

As of June 30, 2018, annualized cash cycle days decreased three days compared to July 1, 2017 due to the following factors:
Days in accounts receivable for the three months ended June 30, 2018, increased one day compared to the three months ended July 1, 2017. The increase is primarily attributable to the timing of customer shipments and payments and a $107.6 million increase in net sales as compared to the three months ended July 1, 2017, due to the factors noted within "Results of Operations - Net sales" above. These increases were partially offset by a $83.8 million increase in accounts receivable sold under factoring programs.
Days in inventory for the three months ended June 30, 2018, decreased two days compared to the three months ended July 1, 2017. The decrease is primarily due to the increase in annualized cost of sales due to the factors noted within "Results of Operations - Cost of sales" above, which was partially offset by a $102.7 million increase in inventory to support new program ramps and as a result of experiencing longer lead times for certain components, mainly capacitors, resistors and memory. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the increase in inventory. We expect inventory levels to be higher for at least the next two quarters.
Days in accounts payable for the three months ended June 30, 2018, increased one day compared to the three months ended July 1, 2017. The increase is primarily due to increased purchasing activity to support higher revenue levels, which was partially offset by the increase in annualized cost of sales due to the factors noted within "Results of Operations - Cost of sales" above.
Days in cash deposits for the three months ended June 30, 2018, increased one day compared to the three months ended July 1, 2017. The increase was primarily primarily due to several significant deposits received from customers to cover higher inventory balances, which was substantially offset by the increase in annualized cost of sales.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF for the nine months ended June 30, 2018 was $(10.6) million, compared to $97.5 million of free cash flow for the nine months ended July 1, 2017, primarily due to an $80.4 million decrease in cash flows provided by operations, due to the factors discussed above, and a $27.7 million increase in capital expenditures, discussed below.
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
A reconciliation of FCF to our financial statements that were prepared using U.S. GAAP follows (in millions):

	Nine Months Ended
	June 30, 2018	July 1, 2017
Cash flows provided by operating activities	$41.5	$121.9
Payments for property, plant and equipment	(52.1)	(24.4)
Free cash flow	$(10.6)	$97.5
Investing Activities. Cash flows used in investing activities totaled $51.7 million for the nine months ended June 30, 2018, an increase of $27.7 million as compared to $24.0 million for the nine months ended July 1, 2017. The increase in cash used in investing activities was due to a $27.7 million increase in capital expenditures primarily to fund the purchase of a manufacturing facility in Penang, Malaysia, and to support new capabilities, new program ramps, and to replace or refresh manufacturing equipment.
We estimate funded capital expenditures for fiscal 2018 to be approximately $70.0 to $80.0 million, of which $52.1 million was utilized through the first nine months of fiscal 2018. The remaining fiscal 2018 capital expenditures are anticipated to be used primarily to support new program ramps and replace or refresh older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash and borrowings under our credit facility, if required.
On July 27, 2018, subsequent to the end of the fiscal third quarter of 2018, we purchased the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a new product introduction company in Portland, Oregon, for $12.5 million in cash, subject to certain customary post-closing adjustments. Under the arrangement, we acquired substantially all of the inventory, equipment and other assets of the business line, hired a majority of its employees and sub-leased one of Cascade's facilities. This transaction will be accounted for as a business combination. The acquired assets offer a full range of capabilities, including engineering and manufacturing of point-to-point wiring and electromechanical enclosures. The acquisition is intended to enhance our new product introduction capabilities and improve our ability to get products to market faster and more efficiently.
Financing Activities. Cash flows used in financing activities totaled $228.4 million for the nine months ended June 30, 2018, an increase of $218.2 million as compared to cash flows used in financing activities of $10.2 million for nine months ended July 1, 2017. The increase was primarily attributable to a $121.0 million increase in pay-downs on our revolving credit facility, under which a net $108.0 million was repaid during the nine months ended June 30, 2018, as compared to the net $13.0 million in borrowings during the nine months ended June 30, 2018, a $74.0 million increase in cash used to repurchase our common stock and a $25.0 million reduction in the balance of outstanding senior notes as a result of refinancing $150.0 million of the $175.0 million in principal amount of the 2011 Notes that matured in the third quarter of fiscal 2018 by issuing the 2018 Notes, as discussed below.
On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017, subject to market conditions and other considerations (the "2016 Share Repurchase Plan"). During the nine months ended June 30, 2018, the Company repurchased 1,619,094 shares for approximately $97.8 million, at an average price of $60.43 per share. During the nine months ended July 1, 2017, the Company repurchased 457,702 shares for approximately $23.9 million, at an average price of $52.12 per share. All shares repurchased under the 2016 Share Repurchase Plan were recorded as treasury stock. As noted above, the Company expects to complete the 2016 Share Repurchase Plan during the remainder of fiscal 2018. On February 14, 2018, the Board of Directors approved an additional stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock commencing upon completion of the 2016 Share Repurchase Plan (the “2018 Share Repurchase Plan”).
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. At June 30, 2018, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity, $175.0 million in principal amount of its 5.20% Senior Notes (the “2011 Notes”).
The Company's Credit Facility has a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements. The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 30, 2018, the Company was in compliance with all financial covenants of the Credit Agreement.
The Credit Agreement and the 2018 NPA allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of June 30, 2018, the maximum facility amounts of these uncommitted facilities were $210.0 million and $60.0 million, respectively. The MUFG RPA is subject to expiration on October 3, 2018, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above. We expect the MUFG RPA to be extended, but cannot provide any assurances.

The Company previously sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
The Company sold $199.1 million and $115.3 million of trade accounts receivable under these programs during the three months ended June 30, 2018 and July 1, 2017, respectively, in exchange for cash proceeds of $197.8 million and $114.6 million, respectively.
The Company sold $497.4 million and $284.6 million of trade accounts receivable during the nine months ended June 30, 2018 and July 1, 2017, respectively, in exchange for cash proceeds of $494.4 million and $283.1 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous other income (expense)" in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents, potential borrowings under the Credit Facility and our leasing capabilities should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to make any such arrangements on acceptable terms.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2018 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2018	2019-2020	2021-2022	2023 and thereafter
Debt Obligations (1)	$199.5	$—	$12.4	$12.3	$174.8
Capital Lease Obligations (2)	44.2	4.0	8.1	3.8	28.3
Operating Lease Obligations	40.0	2.2	17.6	8.8	11.4
Purchase Obligations (3)	701.4	440.2	259.6	1.2	0.4
Repatriation Tax on Undistributed Foreign Earnings (4)	100.0	—	16.0	16.0	68.0
Other Liabilities on the Balance Sheet (5)	12.7	0.1	2.5	2.5	7.6
Other Liabilities not on the Balance Sheet (6)	6.3	—	3.4	—	2.9
Other Financing Obligations (7)	121.7	0.4	7.7	8.9	104.7
Asset Acquisition (8)	12.5	12.5	—	—	—
Total Contractual Cash Obligations	$1,238.3	$459.4	$327.3	$53.5	$398.1

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of June 30, 2018, capital lease obligations consists of capital lease payments and interest as well as a non-cash financing obligation related to the failed sale-leaseback of a building in Guadalajara, Mexico.

3)	As of June 30, 2018, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)
U.S. federal taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform, which is our best estimate and may change, perhaps materially. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of June 30, 2018, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and asset retirement obligations. We have excluded from the above table the impact of approximately $3.1 million, as of June 30, 2018, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of June 30, 2018, other obligations not on the balance sheet consisted of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)	Includes future minimum lease payments for two facilities in Guadalajara, Mexico, leased under 10-year and 15-year base lease agreements, both of which include two 5-year renewal options.

8)
On July 27, 2018, subsequent to the end of the fiscal third quarter of 2018, the Company purchased the assets of one of the business lines of Cascade Controls, Inc., a new product introduction company in Portland, Oregon, for $12.5 million in cash, subject to certain customary post-closing adjustments.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	June 30, 2018	July 1, 2017
Net Sales	9.6%	9.3%
Total Costs	15.2%	15.7%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of June 30, 2018, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2018 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended June 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
April 1, 2018 to April 28, 2018	317,767	$61.06	317,767	$255,302,720
April 29, 2018 to May 26, 2018	311,759	$58.05	311,759	$237,204,784
May 27, 2018 to June 30, 2018	318,159	$60.29	318,159	$218,023,874
Total	947,685	$59.81	947,685

* On June 6, 2016, the Board of Directors approved a multi-year stock repurchase program under which the Company is authorized to repurchase up to $150.0 million of its common stock. As of June 30, 2018, $18.0 million of repurchase authority remained under that program. On February 14, 2018, the Board of Directors approved an additional stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of its common stock commencing upon completion of the stock repurchase program approved in 2016.

ITEM 6.	Exhibits
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of May 4, 2018. *

10.2
Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028 (incorporated by reference to Exhibit 10.1 to Plexus Corp.’s Current Report on Form 8-K dated June 15, 2018).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Reflects non-material changes to the original agreement that were finalized in May 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 8/3/18	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 8/3/18	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer