Form 10-K
period 2018-09-29
PLEXUS CORP
filed 2018-11-16
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018
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
☒
   - whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of March 31, 2018, 33,293,329 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $59.73 closing sale price on that date, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 665,417 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1.9 billion.
As of November 12, 2018, there were 31,466,482 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 29, 2018

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

In addition, see Risk Factors in Part I, Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 for a further discussion of some of the factors that could affect future results.

*    *    *

PART I
ITEM 1.    BUSINESS
Overview
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Since 1979, Plexus has been partnering with companies to transform concepts into branded products and deliver them to the market. From idea to aftermarket and everything in between, Plexus is a global leader in providing support for all the facets of the product realization process - Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services. Plexus delivers comprehensive end-to-end solutions in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions for our customers.

We specialize in working in industries with highly complex products and demanding regulatory requirements. Plexus has partnerships with approximately 140 customers in the Healthcare/Life Sciences, Industrial/Commercial, Communications, and Aerospace/Defense market sectors. We leverage our expertise to understand the unique needs of our customers' markets and have aligned our processes to provide flexibility, create efficiency and deliver superior quality. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and aftermarket services. To service the complexities that our customers' products demand, we utilize our full suite of solution offerings to support our customers’ products from concept to end of life.

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

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital ("ROIC") 500 basis points above our weighted average cost of capital ("WACC"), which we refer to as "Economic Return." We review our internal calculation of WACC annually; for fiscal 2018, our WACC was 9.5%. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and Economic Return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and Economic Return" in Part II, Item 7. For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

Established in 1979 as a Wisconsin corporation, we have over 18,000 employees, including over 3,500 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 23 active facilities, totaling approximately 3.5 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and Aftermarket Service needs of customers in our targeted market sectors.

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

Design and Development - Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of approximately 650 development engineers to create new products. Using the same tools and processes throughout our eight Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and value engineering solutions.

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

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2018, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

General Electric Company ("GE") accounted for 12.3% of our net sales during fiscal 2018. GE accounted for 12.2% of our net sales in fiscal 2017. GE, Micron Technology, Inc. ("Micron") and ARRIS Group, Inc. ("Arris") accounted for 11.1%, 10.4%, and 10.1%, respectively, of our net sales in fiscal 2016. No other customers accounted for 10.0% or more of our net sales in any of the last three fiscal years.
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

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2018	2017	2016
Healthcare/Life Sciences	36%	34%	31%
Industrial/Commercial	32%	31%	30%
Communications	16%	19%	23%
Aerospace/Defense	16%	16%	16%
Total net sales	100%	100%	100%

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

Component shortages and subsequent allocations by our suppliers are an inherent risk to the electronics industry, and have particularly been an issue for us and the industry from time to time, including during fiscal 2018. We discuss the causes of these shortages more fully in "Risk Factors" in Part I, Item 1A herein. We actively manage our business to minimize our exposure to material and component shortages.

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

Information Technology
Our core solutions for manufacturing facilities include a single-instance Enterprise Resource Planning ("ERP") system, as well as Product Data Management and Advanced Planning and Scheduling systems, along with consistent solutions for warehouse management and shop floor execution, that support our global operations. This consistency augments our other management information systems, allowing us to standardize our ability to translate data from multiple production facilities into operational and financial information required by the business. The related software licenses are of a general commercial character on terms customary for these types of agreements. Enhancing cybersecurity continues to be a priority and we have several initiatives underway that are intended to further advance our security posture.

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

Social Responsibility
Plexus is committed to social responsibility throughout our global business operations. Our commitment to social responsibility extends to human rights, labor practices, the environment, worker health and safety, fair operating practices and the Company’s social impact in the communities where we operate. We consider a variety of standards for socially responsible practices, including local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s "Guidance on Social Responsibility" (ISO 26000) and standards established by the Responsible Business Alliance (the "RBA"). Plexus is a member of the RBA. Information about our corporate social responsibility efforts is available on our website at www.plexus.com.

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

We employ over 18,000 employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 300 and 1,000 of our employees are covered by union agreements in the United Kingdom and Mexico, respectively. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are generally positive and stable.

ITEM 1A.    RISK FACTORS
Our net sales and operating results may vary significantly from period to period.
Our quarterly and annual results may vary significantly depending on various factors, many of which are beyond our control. These factors include:

•	the volume and timing of customer demand relative to our capacity

•	the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise

•	the life-cycle of our customers' technology-dependent products

•	customers' operating results and business conditions

•	failure of our customers to pay amounts due to us

•	changes in our, and our customers', sales mix, as well as the volatility of these changes

•	variations in sales and margins among geographic regions and market sectors

•	changes in tariffs, trade agreements and other trade protection measures

•	varying gross margins among different programs, including as a result of pricing concessions to certain customers

•	claims alleging defective goods or services or breaches of contractual requirements

•	challenges associated with the engagement of new customers or additional programs or services for existing customers

•	disengagements with customers

•	changes in customer supply chain strategies

•	the timing of our expenditures in anticipation of future orders

•	our effectiveness in planning and executing production, and managing inventory, fixed assets and manufacturing processes

•	changes in the cost and availability of labor and components

•	changes in exchange rates

•	changes in accounting rules

•	changes in tax laws, potential tax disputes, or negative or unforeseen tax consequences, and

•	changes in U.S. and global economic and political conditions and world events.

The majority of our net sales come from a relatively small number of customers and a limited number of market sectors; if we lose a major customer or if there are challenges in those market sectors, our net sales and operating results could decline significantly.
Net sales to our ten largest customers have represented a majority of our net sales in recent periods. Our ten largest customers accounted for 57.2% of our net sales for the fiscal year ended September 29, 2018, and 55.5% of our net sales for the fiscal year ended September 30, 2017. During each of the fiscal years ended September 29, 2018, and September 30, 2017, there was one customer that represented 10.0% or more of our net sales.
Our major customers may vary from period to period, and our major customers may not continue to purchase services from us at current levels, or at all, particularly given the volatile nature of certain programs. In any given period, a higher portion of our sales may be concentrated with customers or projects with relatively lower margins, which could adversely affect our results. We have experienced from time to time, and in the future may experience, significant disengagements with customers or of programs, adverse changes in customer supply chain strategies and the end of life of significant programs. Especially given our discrete number of customers, significant reductions in net sales to any of our major customers, the loss of major customers or our failure to make appropriate choices as to the customers we serve could seriously harm our business and results of operations in such periods.
In addition, we focus our sales efforts on customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Economic, business or regulatory conditions that affect the sector, or the Company’s failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the financial health of, and changes in the structure of, the U.S. healthcare sector generally. Additionally, the semiconductor industry has historically been subject to significant cyclicality and volatility.

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
From time to time, our customers, including formerly major customers, have been affected by merger, acquisition, divestiture and spin-off activity. While these transactions may present Plexus with opportunities to capture new business, they also create the risk that these customers will partially reduce their purchases or completely disengage from us as a result of transitioning such business to Plexus' competitors or deciding to manufacture the products internally.
Plexus is a multinational corporation and operating in multiple countries exposes us to increased risks, including adverse local developments and currency risks.
We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we repatriated $431.2 million of cash during fiscal 2018, a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability

•	transportation delays or interruptions

•	exchange rate fluctuations

•	potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.

•
changes in labor markets, such as government-mandated wage increases, increases to minimum wage requirements, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the E.U. General Data Protection Regulation, applicable to companies with global operations

•	changes to the North American Free Trade Agreement ("NAFTA"), including as a result of the expected approval of the United States-Mexico-Canada Agreement (the "USMCA")

•	changes in the taxation of earnings both in the U.S. and in other countries

•	reputational risks related to, among other factors, varying standards and practices among countries

•	changes in duty rates

•	significant natural disasters and other events or factors impacting local infrastructure

•	the impact of the United Kingdom’s pending exit from the European Union ("Brexit")

•
the effects of other international political developments, such as tariffs, embargoes, sanctions, boycotts, trade wars, energy disruptions, trade agreements and changes in trade policies, including those which may be effected by the current U.S. presidential administration and other countries' reactions to those actions, and

•	regulatory requirements and potential changes to those requirements.

We continue to monitor our risk associated with foreign currency and have entered into limited forward contracts to address this risk. As our international operations continue to expand, our failure to appropriately address foreign currency transactions or the currency exposures associated with assets and liabilities denominated in non-functional currencies could adversely affect our consolidated financial condition, results of operations and cash flows. In addition, developments affecting particular countries can adversely affect our ability to access cash or other assets held in such countries.
A significant portion of our operations currently occurs in the APAC region, particularly in Malaysia. The Malaysian government is currently undergoing a period of transition, and while this may present new opportunities, changes in the Malaysian political climate could be challenging. The concentration of our operations, assets and profitability in that region exposes us to adverse developments, economic, political or otherwise, in those countries.
Changes in policies by the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. For example, potential changes in

NAFTA, including as a result of the USMCA or otherwise, could adversely affect our operations in Mexico. Also, our current facilities in Mexico operate under the Mexican Maquiladora ("IMMEX") program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the U.S. and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.
The United Kingdom's pending exit from the European Union has resulted in currency exchange rate fluctuations and volatility. The terms of Brexit are not yet known. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect the Company (which also has operations in Scotland), remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries, disrupt the stability of the European Union generally, as well as create legal, political and global economic uncertainty. These and other potential implications could adversely affect the Company's business and financial results.
Our customers do not make long-term commitments and may cancel or change their production requirements.
Companies in our industry must respond quickly to the requirements of their customers in both design and production. We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand. Customers also cancel requirements, change engineering or other service requirements, change production quantities, delay production, or revise or fail to meet their forecasts for a number of reasons that are beyond our control, and customer expectations can change requiring us to take on additional commitments or risks. In addition, customers may also fail to meet their commitments to us or our expectations. The success of our customers’ products in the market and the strength of the markets themselves affect our business. Cancellations, reductions or delays by a significant customer, or by a group of customers, could seriously harm our operating results and negatively affect our working capital levels. Such cancellations, reductions or delays have occurred from time to time and may continue to occur in the future.
In addition, we make significant decisions based on our estimates of customers' requirements, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, working capital (including inventory) management, facility and capacity requirements, personnel needs and other resource requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate their future requirements. Because certain of our operating expenses are fixed, a reduction in customer demand can harm our operating results. The need for us to correctly anticipate component needs is amplified in times of shortages. The current environment of tight component supply can increase the difficulties and cost of anticipating changing demand. Moreover, because our margins vary across customers and specific programs, a reduction in demand with higher margin customers or programs will have a more significant adverse effect on our operating results.
Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources, including personnel and components, at any given time to meet all of our customers’ demands or to meet the requirements of a specific program, which could result in a loss of business from such customers.
We have a complex business model, and our failure to properly manage or execute on that model, as well as an inability to maintain our engineering, technological and manufacturing process expertise, could adversely affect our operations, financial results and reputation.
Our business model focuses on products and services in the mid-to-low-volume, higher-complexity segment of our industry. Our customers' products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, heavily regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. In addition, we offer Aftermarket Services to our customers, which add to the complexity of our business model.
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
The complexity of our service model, which encompasses a broad range of services including conceptualization, design, commercialization, manufacturing, fulfillment and Aftermarket Services, often results in complex and challenging contractual obligations as well as commitments from us to our customers. In addition, customer expectations have also increased in recent years with respect to certain capabilities and commitments. If we fail to meet those obligations or are otherwise are unable to execute on our commitments, it could result in claims against us or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.
If we fail to effectively manage or execute our business model, we may lose customer confidence and our reputation may suffer. The Company's reputation is the foundation of our relationships with key stakeholders. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to maintain or expand business opportunities could be impaired and our financial results could suffer on a going-forward basis.
Many of the markets for our manufacturing, engineering, aftermarket and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:

•	retain our qualified engineering and technical personnel, and attract additional qualified personnel

•	maintain and enhance our technological capabilities

•	choose and maintain appropriate technological and service capabilities

•	successfully manage the implementation and execution of information systems

•	develop and market services that meet changing customer needs

•	effectively execute our services and perform to our customers' expectations, and

•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

Although we believe that our operations utilize the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new design, assembly and testing technologies and equipment to remain competitive, as well as offer new or additional services, all of which may require significant expense or capital investment that could reduce our liquidity and negatively affect our operating results. Our failure to anticipate and adapt to our customers' changing technological needs and requirements, or to perform to their expectations or standards, as well as our need to maintain our personnel and other resources during times of fluctuating demand, could have an adverse effect on our business.
We experience raw material and component shortages and price fluctuations.
We generally do not have long-term supply agreements. We experience, and in the future will likely continue to experience, raw material and component shortages due to supplier capacity constraints, or their failure to deliver. We also experience increased lead times to procure certain types of components. Such constraints can also be caused by world events, such as government policies, tariffs, trade wars and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations and other localized events. We currently rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. Additionally, a delay in obtaining a particular component may result in other components for the related project being held for longer periods of time, increasing working capital and risking inventory obsolescence. An inability to obtain sufficient inventory on a timely basis could also harm relationships with our customers.
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

Raw material and component supply shortages and delays in deliveries, along with other factors such as tariffs and trade disputes, can also result in increased pricing. While many of our customers permit quarterly or other periodic adjustments to pricing based on changes in raw material or component prices and other factors, we may bear the risk of price increases that occur between any such repricing or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Conversely, as a result of our pricing strategies and practices, raw material and component price reductions have contributed positively to our operating results in the past. Our inability to continue to benefit from such reductions in the future could adversely affect our operating results.
Our services involve other inventory risk.
Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer's cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory and require customers to reimburse us for these items, we may not actually be reimbursed timely or be able to collect on these obligations. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which has led to an increase in inventory in the short term and may lead to increased, excess, or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.
In addition, we provide managed inventory programs for some of our customers under which we hold and manage finished goods or work-in-process inventories. These managed inventory programs result in higher inventory levels, further reduce our inventory turns and increase our financial exposure with such customers. In addition, our inventory may be held at a customer's facility or warehouse, or elsewhere in a location outside of our control, which may increase the risk of loss. Even though our customers generally have contractual obligations to purchase such inventories from us, we remain subject to customers' credit risks as well as the risk of potential customer default and the need to enforce those obligations.
Our products and services are for end markets that require technologically advanced products.
Factors affecting the technology-dependent end markets that we serve could adversely affect our customers and, as a result, Plexus. These factors include:

•	the inability of our customers to adapt to rapidly changing technologies and evolving industry standards that can result in short product life-cycles

•	the inability of our customers to develop and market their products, some of which are new and untested

•	the potential that our customers' products may become obsolete, and

•	the potential failure of our customers' products to gain widespread commercial acceptance.

Even if our customers successfully respond to these market challenges, their responses, including any consequential changes we must make in our business relationships with them and our production for, or services offered to, them, or to our supply chain for related components, can affect our production cycles, inventory management and results of operations.
Challenges associated with the engagement of new customers or programs, or the provision of new services, could affect our operations and financial results.
Our engagement with new customers, as well as the addition of new programs or types of services for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating whether the customer, program or service fits with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the anticipated costs, risks and rewards. The failure to make prudent engagement decisions or to establish appropriate terms of engagement could adversely affect our profitability and margins.
Also, there are inherent risks associated with the timing and ultimate realization of anticipated revenue from a new program or service; these factors can sometimes extend for a significant period. Some new programs or services require us to devote significant capital and personnel resources to new technologies and competencies. We may not meet customer expectations, which could damage our relationships with the affected customers and impact our ability to deliver conforming product or services on a timely basis. Further, the success of new programs may depend heavily on factors such as product reliability, market acceptance, regulatory approvals or economic conditions. The failure of a new program to meet expectations on these factors, or our inability to effectively execute on a new program's or service's requirements, could result in lost financial opportunities and adversely affect our results of operations.
Start-up costs and inefficiencies related to new, recent or transferred programs can adversely affect our operating results.
In recent years, ramping new program wins has been a key contributor to our revenue growth. The management of resources in connection with the establishment of new or recent programs and customer relationships, as well as program transfers between facilities and geographies, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new programs, which typically lack a track record of order volume and timing as well as production efficiencies in the early stages. We typically manage multiple new programs at any given time; therefore, we are exposed to these factors in varying magnitudes. In addition, if any of these programs or customer relationships were delayed or terminated, our operating results could be negatively impacted, particularly in the short-term.
The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations and geographies. We conduct these transfers on a regular basis to meet customer needs, seek long-term efficiencies or respond to market conditions, as well as due to facility openings and closures. We may also be required to transfer projects between facilities due to trade measures impacting particular countries such as China. Although we try to recover costs from our customers and minimize the potential losses arising from transitioning customer programs between our facilities and geographies, we may not be successful and there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
While these factors tend to affect new, recent or transferred programs, they can also impact more mature, or maturing programs and customer relationships, especially programs where end-market demand can be somewhat volatile.
Failure to manage periods of growth or contraction may seriously harm our business.
Our industry frequently sees periods of expansion and contraction. We regularly contend with these issues and must carefully manage our business to meet changing customer and market requirements. If we fail to manage these growth and contraction decisions effectively, as well as fail to realize the anticipated benefits of these decisions, we can find ourselves with either excess or insufficient resources and our business, as well as our profitability, may suffer.
Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, we are in the process of bringing online additional facilities in Guadalajara, Mexico and Penang, Malaysia, which are expected to be completed in fiscal 2019 and are intended to supplement our footprint in those particular regions. If we are unable to effectively manage our recent or future expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value

•	challenges faced as a result of transitioning programs

•	incurrence of restructuring costs or other charges that may be insufficient or may not have their intended effects

•	additional fixed or other costs, or selling, general and administrative ("SG&A") expenses, which may not be fully absorbed by new business

•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities, as well as the increased costs associated with opening new facilities

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management's attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources, and

•	inability to locate sufficient customers, employees or management talent to support the expansion.

Periods of contraction or reduced net sales, or other factors affecting particular sites, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entail short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results. When we make decisions to reduce capacity or to close facilities, we frequently incur restructuring costs.
In addition, to meet our customers' needs, particularly when the production requirements of certain products are site-specific, to achieve increased efficiencies, or to address other factors affecting specific locations, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location. We may also encounter situations where our lack of a physical presence in certain locations may limit or foreclose opportunities.
An inability to successfully manage the procurement, development, implementation or execution of information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, may adversely affect our business and reputation.
As a global company with a complex business model, we are heavily dependent on our information systems to support our customers' requirements and to successfully manage our business. In particular, we are currently in the process of upgrading our most significant ERP system and evaluating the replacement of other systems. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, cybersecurity, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, as well as by purchasing insurance; however, these measures may not be sufficient. Moreover, we are subject to increasing expectations and data security requirements from our customers, including those related to Federal Acquisition Regulation compliance. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers' financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the European Union recently adopted the General Data Protection Regulation (the "GDPR"). The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences or further developments affecting our deferred tax assets could adversely affect our results.
The Company's effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform) or other countries or Brexit, could continue to have a material impact on our operating results. Among other things, the Company will be affected by the global intangible low-taxed income provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. The Company's effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities.
The Company's taxable income in any jurisdiction is dependent upon the local taxing authority's acceptance of our operational and intercompany transfer pricing practices as being at "arm's length." Due to inconsistencies among jurisdictions in the application of the arm's length standard, the Company’s transfer pricing methods may be challenged and, if not upheld, could increase our income tax expense. Risks associated with transfer pricing adjustments are further highlighted by the global initiative from the Organisation for Economic Cooperation and Development ("OECD") called the Base Erosion and Profit Shifting ("BEPS") project. The BEPS project is challenging longstanding international tax norms regarding the taxation of profits from cross-border business. Given the scope of the Company's international operations and the fluid and uncertain nature of how the BEPS project might ultimately lead to future legislation, it is difficult to assess how any changes in tax laws would impact the Company's income tax expense.
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
Governments worldwide are becoming increasingly aggressive in adopting and enforcing anti-corruption laws. The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and China's Criminal Law and Anti-Unfair Competition Law, among others, apply to us and our operations.
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
In addition, whenever we pursue business in new sectors and subsectors, or our customers pursue new technologies or markets, we need to navigate the potentially heavy regulatory and legislative burdens of such sectors, as well as standards of quality systems, technologies or markets.

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
Changes to financial accounting rules or standards, or challenges to our interpretation or application of the rules by regulators, may have a material adverse effect on our reported financial results or on the way we conduct business.
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
The new standard will have a material impact on the Company's consolidated financial statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. See also "Recently Issued Accounting Pronouncements Not Yet Adopted" within Note 1, "Description of Business and Significant Accounting Policies," in Part II, Item 8, Notes to Consolidated Financial Statements for additional information regarding the impacts the new standard will have on the Company's consolidated financial statements. The new standard is also expected to have an impact on the Company's ability to forecast financial results in the near term as it begins to implement the standard. New controls have been adopted and more may be needed to comply with such changes, and we may fail to adequately implement the needed changes.
There may be problems with the products we design, manufacture or service that could result in liability claims against us, reduced demand for our services and damage to our reputation.
The products that we design, manufacture or service may be subject to liability or claims in the event that defects are discovered or alleged. We design, manufacture and service products to our customers' specifications, many of which are highly complex, and produce products for industries, such as healthcare, aerospace and defense, that have higher risk profiles. Despite our quality control and quality assurance efforts, problems may occur, or may be alleged, in the design, manufacturing or servicing of these products, including as a result of business continuity issues. Whether or not we are responsible, problems in the products we manufacture, whether real or alleged, whether caused by faulty customer specifications, the design or manufacturing processes, servicing, or a component defect, may result in delayed shipments to customers or reduced or canceled customer orders. If these problems were to occur in large quantities or too frequently, our business reputation may also be tarnished. In addition, such problems may result in liability claims against us, whether or not we are responsible. These potential claims may include damages for the recall of a product or injury to person or property.
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
In addition, when we expand operations in either existing areas or new locations, including internationally, we need to attract and retain the services of sufficient qualified personnel to conduct those operations. If we fail to retain and maintain sufficient qualified personnel, the operations at those locations, and consequently our financial results, could be adversely affected. In new or existing facilities we may be subject to local labor practices or union activities, wage pressure and changing wage requirements, increasing healthcare costs, differing employment laws and regulations in various countries, local competition for employees, restrictions on immigration, labor mobility as well as high turnover, and other issues affecting our workforce, all of which could affect operations at particular locations, which also could have adverse effects on our operational results. As noted above, our adoption of certain third-party standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.
Natural disasters, breaches of security and other events outside our control, and the ineffective management of such events, may harm our business.
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
Although we have credit facilities, as described below, and successfully replaced our Senior Notes in fiscal 2018, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise.
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
We may not be able to obtain capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible securities to raise capital, it may be dilutive to shareholders' ownership interests; we may not be able to offer our securities on attractive or acceptable terms in the event of volatility or weakness in our stock price. Furthermore, any additional financing may have terms and conditions that adversely affect our business, such as restrictive financial or operating covenants, and our ability to meet any current or future financing covenants will largely depend on our financial performance, which in turn will be subject to general economic conditions and financial, business and other factors.
We may fail to successfully complete future acquisitions, as well as strategic arrangements, and may not successfully integrate acquired operations or recognize the anticipated benefits, which could adversely affect our operating results.
We have previously grown, in part, through acquisitions and strategic arrangements, such as our fiscal 2018 acquisition of the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a company that provides new product introduction services. If we were to pursue future growth through acquisitions, including the acquisition of operations divested by our customers, or similar transactions, this would involve significant risks that could have a material adverse effect on us. These risks include:
Operating risks, such as:

•	the inability to integrate successfully our acquired operations' businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business' customer programs, including the loss of customers and the cancellation of current or anticipated programs, and

•	the loss of key employees of acquired businesses.
Financial risks, such as:

•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the effect of potential volatility or weakness in our stock price on its use as consideration for acquisitions

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of goodwill and other intangible assets, and

•	the unforeseen liabilities of the acquired businesses.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease active facilities with approximately 3.5 million square feet of capacity. This includes approximately 1.6 million square feet in AMER, approximately 1.5 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of September 29, 2018, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico	Manufacturing/Engineering	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	31,000	Leased
Portland, Oregon	Manufacturing	29,000	Leased
Louisville, Colorado	Engineering	26,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,048,000	Owned
Xiamen, China (1)	Manufacturing	255,000	Leased
Hangzhou, China	Manufacturing	177,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	16,000	Leased

(1)	The facilities in Buffalo Grove, Illinois, Penang, Malaysia and Xiamen, China include more than one building.

In April 2018, we purchased an additional manufacturing facility in Penang, Malaysia. The facility is anticipated to be operational in the first quarter of fiscal 2019.

In June 2018, construction began on a second leased manufacturing facility in Guadalajara, Mexico. Construction is anticipated to be completed by the end of fiscal 2019.

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
Performance Graph
The Company’s common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 28, 2013, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

DOLLARS
200
180
160
140
120
100
80
60
40
2013
2014
2015
2016
2017
2018
Plexus
Nasdaq-US
Nasdaq-Electronics

	2013	2014	2015	2016	2017	2018
Plexus	$100	$102	$103	$127	$152	$159
Nasdaq-US	100	118	118	134	159	188
Nasdaq-Electronics	100	110	104	122	154	164

Shareholders of Record
As of November 12, 2018, we had 420 shareholders of record.

Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 29, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2018 to July 28, 2018	154,181	$61.50	154,181	$208,542,148
July 29, 2018 to August 25, 2018	240,501	60.78	240,501	$193,924,721
August 26, 2018 to September 29, 2018	244,462	61.75	244,462	$178,829,819
	639,144	$61.32	639,144
(1) On June 6, 2016, the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock (the "2016 Program"). During the three months ended September 29, 2018, the 2016 Program was completed. On February 14, 2018, the Board of Directors approved an additional stock repurchase program under which the Company is authorized to repurchase up to $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program.

ITEM 6.    SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015(4)	September 27, 2014
Net sales	$2,873,508	$2,528,052	$2,556,004	$2,654,290	$2,378,249
Gross profit	257,600	255,855	227,359	239,550	225,569
Gross margin percentage	9.0%	10.1%	8.9%	9.0%	9.5%
Operating income (1) (2)	118,283	129,908	99,439	115,436	100,607
Operating margin percentage (2)	4.1%	5.1%	3.9%	4.3%	4.2%
Net income (2)	13,040	112,062	76,427	94,332	87,213
Earnings per share (diluted) (2)	$0.38	$3.24	$2.24	$2.74	$2.52
Cash Flow Statement Data
Cash flows provided by operations	$66,831	$171,734	$127,738	$76,572	$88,432
Capital equipment additions	62,780	38,538	31,123	35,076	65,284
Balance Sheet Data
Total assets	1,932,642	1,976,182	1,765,819	1,691,760	1,601,920
Total debt obligations	188,617	313,107	262,509	261,806	266,414
Shareholders’ equity	921,143	1,025,939	916,797	842,272	781,133
Return on invested capital (3)	16.1%	16.2%	13.8%	14.0%	15.2%
Inventory turnover ratio	3.6x	3.7x	4.2x	4.3x	4.6x

(1)
During fiscal 2016, the Company recorded $7.0 million in restructuring costs and $5.2 million in selling and administrative expenses, which are included in operating income. The $7.0 million was largely related to the Company's closure of its manufacturing facility in Fremont, California, and the partial closure of its Livingston, Scotland facility. The $5.2 million was related to accelerated share-based compensation expense recorded pursuant to the retirement agreement with the Company's former Chief Executive Officer. During fiscal 2015 and 2014 the Company recorded $1.7 million and $11.3 million, respectively, of restructuring costs, largely related to the Company's consolidation of its manufacturing facilities in Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico.

(2)	During fiscal 2018, the Company recorded $85.9 million of non-recurring income tax expense due to the enactment of U.S. Tax Reform and paid a $13.5 million one-time non-executive employee bonus.
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
RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2018	2017	2016
Net sales	$2,873.5	$2,528.1	$2,556.0
Cost of sales	2,615.9	2,272.2	2,328.6
Gross profit	257.6	255.9	227.4
Gross margin	9.0%	10.1%	8.9%
Operating income	118.3	129.9	99.4
Operating margin	4.1%	5.1%	3.9%
Other expense	10.7	8.1	12.0
Income tax expense	94.6	9.8	11.0
Net income	13.0	112.1	76.4
Diluted earnings per share	$0.38	$3.24	$2.24
Return on invested capital*	16.1%	16.2%	13.8%
Economic return*	6.6%	5.7%	2.8%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2018 net sales increased $345.4 million, or 13.7%, as compared to fiscal 2017. Fiscal 2017 net sales decreased $27.9 million, or 1.1%, as compared to fiscal 2016.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2018	2017	2016
Net sales:
AMER	$1,218.9	$1,166.4	$1,328.8
APAC	1,498.0	1,279.3	1,161.9
EMEA	281.5	192.8	170.4
Elimination of inter-segment sales	(124.9)	(110.4)	(105.1)
Total net sales	$2,873.5	$2,528.1	$2,556.0

AMER. Net sales for fiscal 2018 in the AMER segment increased $52.5 million, or 4.5%, as compared to fiscal 2017. The increase in net sales was primarily due to a $167.1 million increase due to the ramp of new products for existing customers. Partially offsetting the increase were reductions in net sales of $44.1 million due to manufacturing transfers to our APAC segment, $35.4 million due to disengagements with customers, $27.2 million due to end-of-life products, $7.5 million due to program transitions and net decreased customer end-market demand.
Net sales for fiscal 2017 in the AMER segment decreased $162.4 million, or 12.2%, as compared to fiscal 2016. The reduction in net sales was driven by overall decreased customer end-market demand as well as decreases of $38.7 million from disengagements with customers, $25.5 million due to manufacturing transfers to our APAC and EMEA segments, $24.0 million due to a customer's decision to manufacture product internally, $16.4 million from end-of-life products and $5.8 million that resulted from a program disengagement. Partially offsetting these decreases were net sales increases of $36.6 million from the ramp of new programs for existing customers and $11.0 million from the ramp of production for new customers.
APAC. Net sales for fiscal 2018 in the APAC segment increased $218.7 million, or 17.1%, as compared to fiscal 2017. The increase in net sales was primarily the result of a $237.2 million increase due to the ramp of new products for existing customers, $44.1 million due to manufacturing transfers from our AMER segment and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $70.5 million due to disengagements with customers and $11.5 million due to end-of-life products.
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

EMEA. Net sales for fiscal 2018 in the EMEA segment increased $88.7 million, or 46.0%, as compared to fiscal 2017. The increase in net sales was primarily due to a $77.6 million increase due to the ramp of new products for existing customers and net increased customer end-market demand.
Net sales for fiscal 2017 in the EMEA segment increased $22.4 million, or 13.1%, as compared to fiscal 2016. The increase in net sales was primarily attributable to a $34.6 million increase due to the ramp of new programs for existing customers and $4.1 million due to manufacturing transfers from our AMER segment. Partially offsetting the increases were net decreased customer end-market demand and a $3.2 million decrease from end-of-life products.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

Market Sector	2018	2017	2016
Healthcare/Life Sciences	$1,039.9	$858.8	$780.3
Industrial/Commercial	917.7	788.3	774.2
Communications	470.8	477.7	597.1
Aerospace/Defense	445.1	403.3	404.4
Total net sales	$2,873.5	$2,528.1	$2,556.0
Healthcare/Life Sciences. Net sales for fiscal 2018 in the Healthcare/Life Sciences sector increased $181.1 million, or 21.1%, as compared to fiscal 2017. The increase was primarily driven by increases in net sales of $179.8 million due to the ramp of new products for existing customers, net increased customer end-market demand and $7.6 million from the ramp of production for new customers. Partially offsetting the increases were decreases in net sales of $30.1 million due to end-of-life products.
Net sales for fiscal 2017 in the Healthcare/Life Sciences sector increased $78.5 million or 10.1%, as compared to fiscal 2016. The increase was primarily driven by increases in net sales of $74.4 million due to the ramp of new programs for existing customers, net increased customer end-market demand and $7.0 million from the ramp of production for new customers. Partially offsetting the increases were decreases in net sales of $24.8 million due to a customer's decision to manufacture product internally and $2.1 million due to end-of-life products.

Industrial/Commercial. Net sales for fiscal 2018 in the Industrial/Commercial sector increased $129.4 million, or 16.4%, as compared to fiscal 2017. The increase was primarily driven by increases in net sales of $176.5 million due to the ramp of new products for existing customers, net increased customer end-market demand and $9.1 million from the ramp of production for new customers. Partially offsetting the increases were decreases in net sales of $57.6 million related to end-of-life products and $38.4 million due to disengagements with customers.

Net sales for fiscal 2017 in the Industrial/Commercial sector increased $14.1 million, or 1.8%, as compared to fiscal 2016. The increase was primarily driven by increases in net sales of $84.8 million due to the ramp of new programs for existing customers. Partially offsetting the increases were decreases in net sales of $38.6 million due to a customer’s partial divestiture of one of its businesses, $17.1 million related to a disengagement with a customer and net decreased customer end-market demand.

Communications. Net sales for fiscal 2018 in the Communications sector decreased $6.9 million, or 1.4%, as compared to fiscal 2017. The reduction in net sales was primarily driven by a $64.5 million decrease in net sales due to disengagements with customers, which was partially offset by a $57.9 million increase in net sales due to the ramp of production of new products for existing customers.
Net sales for fiscal 2017 in the Communications sector decreased $119.4 million, or 20.0%, as compared to fiscal 2016. The reduction in net sales was primarily driven by a $52.4 million decrease in net sales due to a program disengagement, overall net decreased end-market demand, a $20.3 million decrease that resulted from end-of-life products and a $16.9 million decrease due to disengagements with customers. Partially offsetting the decreases was an $18.9 million increase in net sales due to the ramp of production of new products for existing customers.

Aerospace/Defense. Net sales for fiscal 2018 in the Aerospace/Defense sector increased $41.8 million, or 10.4%, as compared to fiscal 2017. The increase was primarily attributable to a $38.2 million increase in net sales that resulted from the ramp of new products for existing customers and net increased customer end-market demand.
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
As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2018	2017	2016
General Electric Company ("GE")	12.3%	12.2%	11.1%
Micron Technology, Inc. ("Micron")	*	*	10.4%
ARRIS Group, Inc. ("Arris")	*	*	10.1%
Top 10 customers	57.2%	55.5%	58.8%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
Cost of sales. Cost of sales for fiscal 2018 increased $343.7 million, or 15.1%, as compared to fiscal 2017. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2018, 2017 and 2016, approximately 89.0%, 89.0% and 90.0%, respectively, of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 88% of these costs in each of fiscal 2018, 2017 and 2016 were related to material and component costs.
As compared to fiscal 2017, the percentage increase in cost of sales in fiscal 2018 was slightly greater than the 13.7% increase in net sales primarily due to a negative shift in customer mix and the one-time employee bonus. During the three months ended March 31, 2018, due to our ability to access overseas cash as a result of Tax Reform (as defined below), a $13.5 million one-time bonus was approved and paid to full-time, non-executive employees ("one-time employee bonus"), of which $12.6 million impacted cost of sales. Also contributing to the increase for fiscal 2018 as compared to fiscal 2017 was increased fixed costs primarily to support program ramps.
Cost of sales for fiscal 2017 decreased $56.4 million, or 2.4%, as compared to fiscal 2016. As compared to fiscal 2016, the percentage decrease in cost of sales in fiscal 2017 was greater than the 1.10% decrease in net sales primarily due to a positive shift in customer mix, then-ongoing supply chain productivity initiatives and decreased inventory obsolescence expenses, which resulted primarily from $2.9 million of inventory losses sustained from a typhoon that impacted the Company's manufacturing facilities in Xiamen, China during fiscal 2016 (the "typhoon-related losses").

Gross profit. Gross profit for fiscal 2018 increased $1.7 million, or 0.7%, as compared to fiscal 2017. The primary driver of the increase in gross profit was the net sales increase. Gross margin decreased 110 basis points as compared to fiscal 2017. The decrease in gross margin as compared to fiscal 2017 was primarily driven by the larger percentage increase in cost of sales as compared to the increase in net sales, driven by the factors previously discussed.
Gross profit for fiscal 2017 increased $28.5 million, or 12.5%, as compared to fiscal 2016. Gross margin increased 120 basis points as compared to fiscal 2016. The primary driver of the increases in gross profit and gross margin as compared to fiscal 2017 was the larger percentage decrease in cost of sales as compared to the decrease in net sales, driven by the factors previously discussed.
Operating income. Operating income for fiscal 2018 decreased $11.6 million as compared to fiscal 2017 primarily as a result of a $13.4 million increase in selling and administrative expenses ("S&A"), partially offset by the $1.7 million increase in gross profit. The increase in S&A in fiscal 2018 primarily resulted from a $5.2 million increase in variable compensation expense and a $2.8 million increase in salary and wage-related expenses. Operating margin decreased to 4.1% in fiscal 2018 from 5.1% in fiscal 2017 primarily due to the decrease in gross margin and increase in S&A expenses, due to the factors discussed above.
Operating income for fiscal 2017 increased $30.5 million as compared to fiscal 2016 as a result of the increase in gross profit and a $7.0 million decrease in restructuring costs, partially offset by a $5.1 million increase in S&A. Restructuring costs in fiscal 2016 related to the closure of our manufacturing facility in Fremont, California and the partial closure of our Livingston, Scotland facility. The increase in S&A in fiscal 2017 resulted from a $3.5 million increase in variable compensation expense as a result of improved ROIC and $2.0 million of increased salary and wage-related expenses, partially offset by a $1.9 million decrease in share-based compensation expense. While the level of fiscal 2017 share-based compensation expense benefited from the non-recurrence of $5.2 million of accelerated share-based compensation expense related to the retirement of the Company's former President and Chief Executive Officer in fiscal 2016, that effect was partially offset by a non-recurring $2.1 million equity grant in 2017 in connection with his appointment as Executive Chairman of the Board. Operating margin increased to 5.1% in fiscal 2017 from 3.9% in fiscal 2016.
A discussion of operating income (loss) by reportable segment is presented below (in millions):

	2018	2017	2016
Operating income (loss):
AMER	$38.6	$41.9	$64.9
APAC	213.9	200.1	155.5
EMEA	1.5	(6.2)	(3.7)
Corporate and other costs	(135.7)	(105.9)	(117.3)
Total operating income	$118.3	$129.9	$99.4
AMER. Operating income decreased $3.3 million in fiscal 2018 as compared to fiscal 2017, primarily as a result of increased costs to support new program ramps and a negative shift in customer mix, partially offset by the increase in net sales.
Operating income for fiscal 2017 decreased $23.0 million as compared to fiscal 2016, primarily as a result of the decrease in net sales and increased variable labor costs to support new program ramps. The impact of the decrease in net sales was partially offset by a positive shift in customer mix due in part to decreased net sales to lower margin customers that resulted from disengagements with two customers.
APAC. Operating income increased $13.8 million in fiscal 2018 as compared to fiscal 2017, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and increased costs to support new program ramps.
Operating income for fiscal 2017 increased $44.6 million as compared to fiscal 2016, primarily as a result of the increase in net sales, a positive shift in customer mix, supply chain productivity initiatives and decreased inventory obsolescence expenses, which resulted primarily from the $2.9 million of losses sustained in fiscal 2016 from the Xiamen typhoon discussed above.
EMEA. Operating income increased $7.7 million in fiscal 2018 as compared to fiscal 2017 primarily due to the increase in net sales, partially offset by increased costs to support new program ramps.
Operating loss for fiscal 2017 increased $2.5 million as compared to fiscal 2016 primarily due to increased labor costs to support new program ramps, partially offset by the impact of the increase in net sales.
Other expense. Other expense for fiscal 2018 increased $2.6 million as compared to fiscal 2017. The increase in other expense for fiscal 2018 was primarily due to a $2.1 million increase in factoring fees related to our accounts receivable purchase program. Refer to "Liquidity and Capital Resources - Financing Activities" for additional detail on the Company's accounts receivable purchase program.

Other expense for fiscal 2017 decreased $4.0 million as compared to fiscal 2016. The decrease in other expense was primarily due to the impact of foreign exchange volatility, which resulted in a foreign exchange gain of $2.3 million during fiscal 2017 as compared to a $1.7 million loss during fiscal 2016. This was partially offset by $2.2 million of expense related to the Company's accounts receivable purchase program. Refer to "Liquidity and Capital Resources - Financing Activities" for additional detail on the Company's accounts receivable purchase program.
Income taxes. Income tax expense and effective annual income tax rates for fiscal 2018, 2017 and 2016, as well as information as to the effects of the U.S. Tax Cuts and Jobs Act ("Tax Reform") in fiscal 2018, were as follows (dollars in millions):

	2018	2017	2016
Income tax expense, as reported (GAAP)	$94.6	$9.8	$11.0
Non-recurring impact of Tax Reform	(85.9)	—	—
Impact of valuation allowance release	3.6	—	—
Impact of one-time employee bonus	0.3	—	—
Impact of other non-recurring tax items	(1.1)	—	—
Income tax expense, as adjusted (non-GAAP) (1)	$11.5	$9.8	$11.0

	2018	2017	2016
Effective tax rate, as reported (GAAP)	87.9%	8.0%	12.6%
Non-recurring impact of Tax Reform	(79.8)	—	—
Impact of valuation allowance release	3.4	—	—
Impact of one-time employee bonus	(1.0)	—	—
Impact of other non-recurring tax items	(1.0)	—	—
Effective tax rate, as adjusted (non-GAAP) (1)	9.5%	8.0%	12.6%
(1) We believe the non-GAAP presentation of income tax expense and the effective annual tax rate excluding non-recurring tax items, consisting of those related to Tax Reform and the one-time employee bonus, provides additional insight over the change from the comparative reporting periods by isolating the significant, non-recurring impact of Tax Reform. In addition, the Company believes that its income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze the Company’s operating performance and supplement, but do not replace, its income tax expense and effective tax rate calculated in accordance with U.S. GAAP.
On December 22, 2017, Tax Reform was enacted and made significant changes to U.S. corporate income tax, including transitioning the U.S. to a dividend exemption system and requiring a deemed dividend on historical undistributed earnings of foreign subsidiaries at a reduced tax rate. Tax Reform also includes provisions that will impact us beginning in fiscal 2019, such as a U.S. tax on certain foreign low-taxed earnings and a limitation placed on the deductibility of domestic interest expense.
The $94.6 million of tax expense recorded during fiscal 2018 includes $85.9 million related to the enactment of Tax Reform. The amount recorded due to Tax Reform incorporates regulations issued by the Internal Revenue Service, as well as state tax agencies, and includes the use of current year tax losses and net operating loss carry forwards. Also included in the fiscal 2018 income tax expense is a $3.6 million benefit for the valuation allowance released against the net deferred tax assets in the U.S. as we expect the U.S. to have future taxable income due to the Global Intangible Low-Taxed Income provisions of Tax Reform. We consider the tax expense recorded for Tax Reform to be complete at this time. However, it is possible that additional legislation, regulations and/or guidance may be issued within the provisional reporting period that may result in additional adjustments to the tax expense recorded related to Tax Reform.
As a result of Tax Reform, our blended U.S. statutory rate for fiscal 2018 is 24.5%. This results from a statutory tax rate of 35% for the first three months of fiscal 2018, and a statutory tax rate of 21% for the remainder of fiscal 2018. Our annual effective tax rate varies from the U.S. statutory rate primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary located in the APAC segment where the Company derives a significant portion of our earnings. In addition, our effective tax rate has been impacted by the changes due to Tax Reform discussed above. Our effective tax rate also may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to continue to comply. In fiscal 2018, 2017 and 2016, the holiday resulted in tax reductions of approximately $39.1 million ($1.19 per basic share, $1.15 per diluted share), $37.5 million ($1.11 per basic share, $1.08 per diluted share), and $27.1 million ($0.81 per basic share, $0.79 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding the Company’s tax rate.
The annual effective tax rate for fiscal 2019 is expected to be approximately 13.0% to 15.0%.
Net Income. Net income for fiscal 2018 decreased $99.1 million, or 88.4%, from fiscal 2017 to $13.0 million. Net income decreased primarily as a result of the $84.8 million increase in income tax expense, which as noted above was substantially due to the impact of Tax Reform, and increases in S&A, as discussed previously.
Net income for fiscal 2017 increased $35.7 million, or 46.7%, from fiscal 2016 to $112.1 million. Net income increased primarily as a result of increased gross profit, decreased restructuring costs and decreased foreign exchange losses, partially offset by increases in S&A, as discussed previously.
Diluted earnings per share. Diluted earnings per share for fiscal 2018, 2017 and 2016, as well as information as to the effects of non-recurring events that occurred in fiscal 2018 and fiscal 2016, as previously discussed and detailed below, were as follows (dollars in millions):

	2018	2017	2016
Diluted earnings per share, as reported (GAAP)	$0.38	$3.24	$2.24
One-time employee bonus, net of tax	0.39	—	—
Non-recurring impact of Tax Reform	2.46	—	—
Typhoon-related losses, net of tax	—	—	0.06
Accelerated stock-based compensation expense (1)	—	—	0.15
Restructuring costs	—	—	0.21
Diluted earnings per share, as adjusted (non-GAAP) (2)	$3.23	$3.24	$2.66
(1) During fiscal 2016, $5.2 million of accelerated stock-based compensation expense was recorded in selling and administrative expenses related to a retirement agreement with the Company's former Chief Executive Officer.
(2) We believe the non-GAAP presentation of diluted earnings per share excluding non-recurring tax items, consisting of those related to Tax Reform and the one-time employee bonus, as well as the impacts of the typhoon-related losses, accelerated stock-based compensation expense and restructuring costs, provide additional insight over the change from the comparative reporting periods by eliminating the effects of non-recurring or unusual items. In addition, the Company believes that its diluted earnings per share, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its diluted earnings per share calculated in accordance with U.S. GAAP.
Diluted earnings per share decreased to $0.38 in fiscal 2018 from $3.24 in fiscal 2017 primarily as a result of decreased net income due to the factors discussed above.
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
We review our internal calculation of WACC annually. Our WACC was 9.5% for fiscal year 2018, 10.5% for fiscal year 2017, and 11.0% for fiscal year 2016. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 16.1%, 16.2%, and 13.8% for fiscal 2018, 2017 and 2016, respectively. Fiscal 2018 ROIC of 16.1% reflects an Economic Return of 6.6%, based on our weighted average cost of capital of 9.5%.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	2018	2017	2016
Adjusted operating income (tax effected)	$118.6	$119.5	$102.0
Average invested capital	735.6	738.3	740.0
After-tax ROIC	16.1%	16.2%	13.8%
WACC	9.5%	10.5%	11.0%
Economic Return	6.6%	5.7%	2.8%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $297.7 million as of September 29, 2018, as compared to $569.3 million as of September 30, 2017.
As of September 29, 2018, 68.6% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. As previously discussed, we recorded $85.9 million of tax expense during fiscal 2018, which was associated with the deemed repatriation of undistributed foreign earnings and the reversal of our permanently reinvested assertion on foreign earnings in connection with Tax Reform. During fiscal 2018 we repatriated approximately $431.2 million from our APAC region. We repaid $175.0 million in principal amount of our Senior Notes that matured on June 15, 2018 (the "2011 Notes") with $25.0 million of available cash and proceeds from the issuance of $150.0 million in principal of the 2018 Notes (as defined below). Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs, including potential share repurchases, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $72.5 million due to cash payments for accrued income taxes related to Tax Reform. The table below provides the expected timing of these future cash outflows, excluding $11.5 million of foreign withholding taxes and state taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of September 29, 2018. The remaining $61.0 million represents U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period in accordance with the following installment schedule beginning in fiscal 2019 (in millions):

2019	$4.9
2020	4.9
2021	4.9
2022	4.9
2023	4.9
2024	9.1
2025	12.2
2026	15.2
Total	$61.0

Cash Flows. The following table provides a summary of cash flows for fiscal 2018, 2017 and 2016, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	2018	2017	2016
Cash provided by operating activities	$66.8	$171.7	$127.7
Cash used in investing activities	$(74.6)	$(37.8)	$(26.5)
Cash (used in) provided by financing activities	$(265.5)	$1.3	$(21.3)
Operating Activities. Cash flows provided by operating activities were $66.8 million for fiscal 2018, as compared to $171.7 million for fiscal 2017. The decrease was primarily due to cash flow (reductions) improvements of:

•	$(84.4) million in accounts receivable cash flows, which resulted primarily from the increase in net sales and the initial implementation of a new factoring program during fiscal 2017

•	$(54.5) million in inventory cash flows driven by increased inventory levels to support the ramp of new customer programs

•	$(39.3) million in customer deposit cash flows driven by significant deposits received from four customers in fiscal 2017 that were utilized or returned during fiscal 2018

•	$(13.5) million due to the payment of the one-time employee bonus; and

•	$86.4 million in accounts payables cash flows driven by increased purchasing activity to support increased net sales.
Cash flows provided by operating activities were $171.7 million for fiscal 2017, as compared to cash flows provided by operating activities of $127.7 million for fiscal 2016. The improvement was primarily due to the increase in net income and a $13.9 million change in working capital, as discussed below.
Working capital cash flows in fiscal 2017 improved as compared to fiscal 2016 primarily due to working capital cash flow improvements and (reductions) of:

•	$90.7 million in accounts receivable cash flows, which resulted primarily from increased factoring activity

•	$18.1 million in customer deposit cash flows driven by significant deposits received from two customers

•	$(85.3) million in inventory cash flows driven by increased inventory levels to support the ramp of new customer programs; and

•	$(11.7) million in other current and noncurrent assets cash flows resulting from increases in prepaid arrangements.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three months ended
	September 29, 2018	September 30, 2017	October 1, 2016
Days in accounts receivable	47	50	58
Days in inventory	104	99	87
Days in accounts payable	(66)	(63)	(61)
Days in cash deposits	(12)	(16)	(13)
Annualized cash cycle	73	70	71
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
As of September 29, 2018, annualized cash cycle days increased three days compared to September 30, 2017 due to the following factors:
Days in accounts receivable for the three months ended September 29, 2018 decreased three days compared to the three months ended September 30, 2017. The decrease is primarily attributable to an $82.0 million increase in accounts receivable sold under factoring programs during the fourth quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017, which was partially offset by the increase in net sales and unfavorable changes to payment terms with certain customers.

Days in inventory for the three months ended September 29, 2018 increased five days compared to the three months ended September 30, 2017. The increase is primarily driven by an increase in inventory levels as a result of experiencing longer lead times for certain components for new programs and to support new program ramps. In order to maintain a high level of customer service, we are procuring components earlier, which has led to the increase in inventory.
Days in accounts payable for the three months ended September 29, 2018 increased three days compared to the three months ended September 30, 2017. The increase is primarily driven by increased purchasing activity to support higher revenue levels.
Days in cash deposits for the three months ended September 29, 2018 decreased four days compared to the three months ended September 30, 2017. The decrease was primarily attributable to significant deposits received from several customers in fiscal 2017 that were utilized or returned during fiscal 2018.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $4.0 million for fiscal 2018 compared to $133.2 million for fiscal 2017, a decrease of $129.2 million.
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
A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2018	2017	2016
Cash flows provided by operating activities	$66.8	$171.7	$127.7
Payments for property, plant and equipment	(62.8)	(38.5)	(31.1)
Free cash flow	$4.0	$133.2	$96.6
Investing Activities. Cash flows used in investing activities were $74.6 million for fiscal 2018 compared to $37.8 million for fiscal 2017. The increase in cash used in investing activities was due to a $24.3 million increase in capital expenditures primarily to fund the purchase of an additional manufacturing facility in Penang, Malaysia and to support new capabilities, new program ramps, and to replace or refresh older equipment. There was an additional $12.4 million increase in cash flows used in investing activities for the acquisition of the assets of one of the business lines of Cascade Controls, Inc.; see Note 15, "Acquisition," in Notes to Consolidated Financial Statements for further detail.
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
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2018. We currently estimate capital expenditures for fiscal 2019 will be approximately $70.0 million to $90.0 million.
Financing Activities. Cash flows used in financing activities were $265.5 million for fiscal 2018 compared to cash flows provided by financing activities of $1.3 million for fiscal 2017. The increase was primarily attributable to a $141.0 million increase in pay-downs on our revolving credit facility, a $102.9 million increase in cash used to repurchase our common stock and a $25.0 million reduction in the balance of outstanding senior notes as a result of refinancing the notes, as discussed further below.
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
On February 14, 2018, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the

2016 Program, as defined below. During fiscal 2018, the Company repurchased 343,642 shares under the 2018 Program for $21.2 million, at an average price of $61.61 per share. As of September 29, 2018, $178.8 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During fiscal 2018 and 2017, the Company completed the 2016 Program by repurchasing 1,914,596 and 655,470 shares for $115.9 million and $34.1 million, at an average price of $60.52 and $52.08 per share, respectively.
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
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of September 29, 2018, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity $175.0 million in principal amount of its 5.20% Senior Notes (the "2011 Notes").
The Company's Credit Facility has a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 4, "Debt, Capital Lease Obligations and Other Financing" in Notes to Consolidated Financial Statements. The financial covenants (as defined under the Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of September 29, 2018, the Company was in compliance with all financial covenants of the Credit Agreement.
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
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on September 19, 2018 to increase the maximum facility amount from $210.0 million to $230.0 million. The maximum facility amount under the HSBC RPA as of September 29, 2018 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
The Company previously sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
The Company sold $712.9 million, $418.0 million and $65.6 million of trade accounts receivable under these programs during fiscal years 2018, 2017 and 2016, respectively, in exchange for cash proceeds of $708.6 million, $415.8 million and $65.0 million, respectively.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 29, 2018 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2019	2020-2021	2022-2023	2024 and thereafter
Debt Obligations (1)	$199.5	$6.2	$12.4	$12.2	$168.7
Capital Lease Obligations (2)	46.0	6.6	6.0	3.2	30.2
Operating Lease Obligations	38.6	9.5	14.2	7.2	7.7
Purchase Obligations (3)	769.3	742.7	25.5	0.8	0.3
Repatriation Tax on Undistributed Foreign Earnings (4)	61.0	4.9	9.8	9.7	36.6
Other Liabilities on the Balance Sheet (5)	13.1	1.3	2.5	2.4	6.9
Other Liabilities not on the Balance Sheet (6)	6.1	1.0	0.8	—	4.3
Other Financing Obligations (7)	121.3	3.3	8.7	9.1	100.2
Total Contractual Cash Obligations	$1,254.9	$775.5	$79.9	$44.6	$354.9

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

2)
As of September 29, 2018, capital lease obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leasebacks in Guadalajara, Mexico; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

3)	As of September 29, 2018, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)	Consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of September 29, 2018, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $5.8 million, as of September 29, 2018, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of September 29, 2018, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)
Includes future minimum lease payments for two facilities in Guadalajara, Mexico, leased under 10-year and 15-year base lease agreements, both of which include two 5-year renewal options; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements. During fiscal 2018, there were no material changes to these policies. Our more critical accounting estimates are described below:
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
Share-Based Compensation: Generally accepted accounting principles require all grants of share-based compensation to employees to be measured at fair value and expensed in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant. We use the Black-Scholes valuation model to value stock options and the Monte Carlo valuation model to value performance stock units with market conditions.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2018	2017	2016
Net Sales	10%	9%	8%
Total Costs	15%	14%	13%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 29, 2018, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 29, 2018

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries as of September 29, 2018 and September 30, 2017, and the related consolidated statements of comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended September 29, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 16, 2018
We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016
(in thousands, except per share data)

	2018	2017	2016
Net sales	$2,873,508	$2,528,052	$2,556,004
Cost of sales	2,615,908	2,272,197	2,328,645
Gross profit	257,600	255,855	227,359
Selling and administrative expenses	139,317	125,947	120,886
Restructuring costs	—	—	7,034
Operating income	118,283	129,908	99,439
Other income (expense):
Interest expense	(12,226)	(13,578)	(14,635)
Interest income	4,696	5,042	4,242
Miscellaneous, net	(3,143)	451	(1,652)
Income before income taxes	107,610	121,823	87,394
Income tax expense	94,570	9,761	10,967
Net income	$13,040	$112,062	$76,427
Earnings per share:
Basic	$0.40	$3.33	$2.29
Diluted	$0.38	$3.24	$2.24
Weighted average shares outstanding:
Basic	33,003	33,612	33,374
Diluted	33,919	34,553	34,098
Comprehensive income:
Net income	$13,040	$112,062	$76,427
Other comprehensive (loss) income:
Derivative instrument fair value adjustment	(3,942)	2,405	8,967
Foreign currency translation adjustments	(3,058)	4,155	(14,035)
Other comprehensive (loss) income	(7,000)	6,560	(5,068)
Total comprehensive income	$6,040	$118,622	$71,359
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 29, 2018 and September 30, 2017
(in thousands, except per share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$297,269	$568,860
Restricted cash	417	394
Accounts receivable, net of allowances of $885 and $980, respectively	394,827	365,513
Inventories, net	794,346	654,642
Prepaid expenses and other	30,302	28,046
Total current assets	1,517,161	1,617,455
Property, plant and equipment, net	341,306	314,665
Deferred income taxes	10,825	5,292
Intangible assets, net	8,239	—
Other	55,111	38,770
Total non-current assets	415,481	358,727
Total assets	$1,932,642	$1,976,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,532	$286,934
Accounts payable	506,322	413,999
Customer deposits	90,782	107,837
Accrued salaries and wages	66,874	49,376
Other accrued liabilities	68,163	49,445
Total current liabilities	737,673	907,591
Long-term debt and capital lease obligations, net of current portion	183,085	26,173
Long-term accrued income taxes payable	56,130	—
Deferred income taxes payable	14,376	—
Other liabilities	20,235	16,479
Total non-current liabilities	273,826	42,652
Total liabilities	1,011,499	950,243
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,567 and 51,934 shares issued, respectively, and 31,838 and 33,464 shares outstanding, respectively	526	519
Additional paid-in capital	581,488	555,297
Common stock held in treasury, at cost, 20,729 and 18,470 shares, respectively	(711,138)	(574,104)
Retained earnings	1,062,246	1,049,206
Accumulated other comprehensive loss	(11,979)	(4,979)
Total shareholders’ equity	921,143	1,025,939
Total liabilities and shareholders’ equity	$1,932,642	$1,976,182

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, October 3, 2015	33,500	$506	$497,488	$(509,968)	$860,717	$(6,471)	$842,272
Net income	—	—	—	—	76,427	—	76,427
Other comprehensive loss	—	—	—	—	—	(5,068)	(5,068)
Treasury shares purchased	(761)	—	—	(30,000)	—	—	(30,000)
Share-based compensation expense	—	—	19,341	—	—	—	19,341
Exercise of stock options, including tax benefits	718	7	13,818	—	—	—	13,825
Balances, October 1, 2016	33,457	513	530,647	(539,968)	937,144	(11,539)	916,797
Net income	—	—	—	—	112,062	—	112,062
Other comprehensive income	—	—	—	—	—	6,560	6,560
Treasury shares purchased	(655)	—	—	(34,136)	—	—	(34,136)
Share-based compensation expense	—	—	17,411	—	—	—	17,411
Exercise of stock options, including tax benefits	662	6	7,239	—	—	—	7,245
Balances, September 30, 2017	33,464	519	555,297	(574,104)	1,049,206	(4,979)	1,025,939
Net income	—	—	—	—	13,040	—	13,040
Other comprehensive loss	—	—	—	—	—	(7,000)	(7,000)
Treasury shares purchased	(2,259)	—	—	(137,034)	—	—	(137,034)
Share-based compensation expense	—	—	17,981	—	—	—	17,981
Exercise of stock options, including tax benefits	633	7	8,210	—	—	—	8,217
Balances, September 29, 2018	31,838	526	$581,488	$(711,138)	$1,062,246	$(11,979)	$921,143

The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income	$13,040	$112,062	$76,427
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	48,296	45,330	47,414
Deferred income taxes	20,388	(366)	(330)
Share-based compensation expense	17,981	17,411	19,341
Other, net	(196)	149	1,620
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(30,706)	53,705	(36,990)
Inventories	(140,615)	(86,072)	(785)
Other current and noncurrent assets	(19,168)	(8,740)	2,913
Accrued income taxes payable	53,504	253	62
Accounts payable	93,342	6,894	5,839
Customer deposits	(16,713)	22,599	4,466
Other current and noncurrent liabilities	27,678	8,509	7,761
Cash flows provided by operating activities	66,831	171,734	127,738
Cash flows from investing activities
Payments for property, plant and equipment	(62,780)	(38,538)	(31,123)
Proceeds from sales of property, plant and equipment	538	704	4,607
Business acquisition	(12,379)	—	—
Cash flows used in investing activities	(74,621)	(37,834)	(26,516)
Cash flows from financing activities
Borrowings under debt agreements	834,341	331,076	625,000
Payments on debt and capital lease obligations	(970,258)	(302,880)	(629,571)
Debt issuance costs	(729)	—	(545)
Repurchases of common stock	(137,034)	(34,136)	(30,000)
Proceeds from exercise of stock options	13,699	13,368	16,407
Payments related to tax withholding for share-based compensation	(5,482)	(6,123)	(2,582)
Cash flows (used in) provided by financing activities	(265,463)	1,305	(21,291)
Effect of exchange rate changes on cash and cash equivalents	1,685	1,085	(4,073)
Net (decrease) increase in cash and cash equivalents and restricted cash	(271,568)	136,290	75,858
Cash and cash equivalents and restricted cash:
Beginning of period	569,254	432,964	357,106
End of period	$297,686	$569,254	$432,964
Supplemental disclosure information:
Interest paid	$12,030	$13,812	$14,927
Income taxes paid	$18,891	$10,158	$11,364
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2018, fiscal 2017 and fiscal 2016 each included 52 weeks.
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
As of September 29, 2018 and September 30, 2017, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2018	2017
Cash	$99,197	$264,222
Money market funds and other	198,072	304,638
Restricted cash	417	394
Total cash and cash equivalents and restricted cash	$297,686	$569,254
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
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2018, 2017 and 2016.
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
Foreign Currency Translation & Transactions:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous income (expense)." Exchange gains (losses) on foreign currency transactions were $1.2 million, $2.3 million and $(1.7) million for fiscal 2018, 2017 and 2016, respectively. These amounts include the amount of gain (loss) recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives:  All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders’ equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $(3.9) million, $2.4 million and $9.0 million was recorded in "Accumulated other comprehensive loss" for fiscal 2018, 2017 and 2016, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.

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
Accumulated other comprehensive loss consists of the following as of September 29, 2018 and September 30, 2017 (in thousands):

	2018	2017
Foreign currency translation adjustments	$(10,540)	$(7,482)
Cumulative change in fair value of derivative instruments	(1,439)	2,503
Accumulated other comprehensive loss	$(11,979)	$(4,979)
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
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt was $151.9 million and $284.5 million as of September 29, 2018 and September 30, 2017, respectively. The carrying value of the Company's debt was $150.0 million and $283.0 million as of September 29, 2018 and September 30, 2017, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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
Recently Issued Accounting Pronouncements Not Yet Adopted:
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12 related to the accounting for hedging activities. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020 and early adoption is permitted. The Company is finalizing its assessment of the impact of the guidance, but does not believe it will have a material impact on the Company's Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements and the timing of adoption.
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
The Company developed a comprehensive project plan that included a global cross-functional team of representatives to conduct an assessment of Topic 606 and its potential impacts on the Company. The project plan included analyzing the standard’s impact on the Company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. The Company is in the process of implementing appropriate changes to its current accounting policies, business processes, systems and controls to support revenue recognition and disclosures under Topic 606.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company has determined that the new standard will result in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue will be recognized "over time," as products are produced, as opposed to at a "point in time" upon physical delivery. Upon adopting the standard, revenue will be recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment for performance completed to date. Over time, revenue will be estimated using a cost-based input measurement of progress, under which the extent of progress towards completion will be measured based on the costs incurred during the manufacturing process or as services are rendered as of each period end. If either of the two conditions are not met, revenue will be recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
The new standard is expected to have a material impact on the Company's Consolidated Financial Statements upon initial adoption, primarily as the Company recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-process inventory. The Company is adopting Topic 606 at the beginning of fiscal year 2019 using the modified retrospective approach.
Upon adoption of the standard, the Company estimates an adjustment to its beginning Retained Earnings balance in the range of $5.0 million to $15.0 million as of September 29, 2018. In addition, the Company estimates reductions to finished goods and work-in-progress inventories in the range of $45.0 million to $70.0 million in aggregate. The Company estimates a corresponding increase to Unbilled Receivables of approximately $55.0 million to $80.0 million. While the Company is substantially complete with the process of quantifying the impacts that will result from applying the new guidance, its assessment will be finalized during the first quarter of fiscal year 2019. The Company has substantially completed the implementation of changes to its processes, policies and internal controls to comply with the new standard and disclosure requirements.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

2.    Inventories
Inventories as of September 29, 2018 and September 30, 2017 consisted of the following (in thousands):

	2018	2017
Raw materials	$579,377	$477,921
Work-in-process	102,337	86,367
Finished goods	112,632	90,354
Total inventories, net	$794,346	$654,642
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017 was $87.7 million and $106.2 million, respectively.

Plexus Corp.
Notes to Consolidated Financial Statements

3.    Property, Plant and Equipment
Property, plant and equipment as of September 29, 2018 and September 30, 2017 consisted of the following (in thousands):

	2018	2017
Land, buildings and improvements	$267,809	$262,428
Machinery and equipment	364,034	348,593
Computer hardware and software	130,645	117,404
Capital assets in progress	38,469	12,790
Total property, plant and equipment, gross	800,957	741,215
Less: accumulated depreciation	(459,651)	(426,550)
Total property, plant and equipment, net	$341,306	$314,665
Assets held under capital leases and included in property, plant and equipment as of September 29, 2018 and September 30, 2017 consisted of the following (in thousands):

	2018	2017
Buildings and improvements	$23,717	$23,717
Machinery and equipment	10,995	10,631
Capital assets in progress	7,747	439
Total property, plant and equipment held under capital leases, gross	42,459	34,787
Less: accumulated amortization	(6,123)	(6,465)
Total property, plant and equipment held under capital leases, net	$36,336	$28,322
During fiscal 2018, the Company capitalized $7.2 million of certain leased property, plant, and equipment related to the construction of a second manufacturing facility in Guadalajara, Mexico, which is included in the "Capital assets in progress" line in the table above.
Amortization of assets held under capital leases totaled $3.4 million, $3.0 million and $1.9 million for fiscal 2018, 2017 and 2016, respectively. Capital lease additions totaled $11.8 million, $20.5 million, and $2.9 million for fiscal 2018, 2017 and 2016, respectively.
As of September 29, 2018, September 30, 2017 and October 1, 2016, accounts payable included approximately $11.2 million, $10.8 million and $3.5 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

4.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 29, 2018 and September 30, 2017, consisted of the following (in thousands):

	2018	2017
4.05% Senior Notes, due June 15, 2025	$100,000	$—
4.22% Senior Notes, due June 15, 2028	50,000	—
5.20% Senior Notes, due June 15, 2018	—	175,000
Borrowings under the credit facility	—	108,000
Capital lease and other financing obligations	39,857	30,901
Unamortized deferred financing fees	(1,240)	(794)
Total obligations	188,617	313,107
Less: current portion	(5,532)	(286,934)
Long-term debt and capital lease obligations, net of current portion	$183,085	$26,173
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount

Plexus Corp.
Notes to Consolidated Financial Statements

of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. Such covenants are generally similar to those in the Note Purchase Agreement related to the 2011 Notes (as defined below). The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. At September 29, 2018, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity $175.0 million in principal amount of its 5.20% Senior Notes (the "2011 Notes").
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2018, the highest daily borrowing was $208.0 million; the average daily borrowings were $59.8 million. The Company borrowed $683.5 million and repaid $791.5 million of revolving borrowings under the Credit Facility during fiscal 2018. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the Note Purchase Agreements discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 29, 2018.
The aggregate scheduled maturities of the Company’s debt obligations as of September 29, 2018, are as follows (in thousands):

2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	150,000
Total	$150,000
The aggregate scheduled maturities of the Company’s capital leases and other financing obligations as of September 29, 2018, are as follows (in thousands):

2019	$5,532
2020	2,963
2021	1,515
2022	1,101
2023	696
Thereafter	28,050
Total	$39,857
The Company's weighted average interest rate on capital lease obligations was 4.87% and 4.51% as of September 29, 2018 and September 30, 2017, respectively.
The Neenah Design Center capital lease commenced, and resulted in a non-cash transaction of approximately $15.7 million, during fiscal 2017.
The "Thereafter" line of the scheduled maturities of capital lease obligations table above includes an $8.8 million non-cash financing obligation related to a failed sale-leaseback of a building shell in Guadalajara, Mexico that was capitalized in fiscal 2014. This obligation will be increased by interest expense and land rent expense, and reduced by contractual payments during the 20-year lease term. As of September 30, 2017, the balance of the related financing obligation totaled $8.6 million. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation. If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $4.1 million in fiscal 2024 or $0.8 million in fiscal 2029.
Construction on a second manufacturing facility in Guadalajara, Mexico began in fiscal 2018, resulting in an additional $7.2 million of non-cash financing obligations that were capitalized as of September 29, 2018. This obligation will be increased as

Plexus Corp.
Notes to Consolidated Financial Statements

construction costs are incurred and also by interest expense and land rent expense, and reduced by contractual payments during the 25-year lease term. This amount is included in the "Thereafter" line of the scheduled maturities of capital lease obligations table above, as well as in long-term debt and capital lease obligations, net of current portion, on the accompanying Consolidated Balance Sheets as of September 29, 2018. The lease contains a 15-year base lease agreement with two 5-year renewal options.
The future minimum payments under the remainder of the two facilities in Guadalajara, leased under 10-year and 15-year base lease agreements, as well as the two 5-year renewal options for each lease are as follows (in thousands):

2019	$3,328
2020	4,301
2021	4,409
2022	4,520
2023	4,632
Thereafter (2024 - 2044, through both five-year renewal options for each building)	100,159
Total	$121,349

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.7 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous income (expense)" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $74.0 million as of September 29, 2018, and a notional value of $67.0 million as of September 30, 2017. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.7 million liability as of September 29, 2018, and a $2.0 million asset as of September 30, 2017.
The Company had additional forward currency exchange contracts outstanding as of September 29, 2018, with a notional value of $28.6 million; there were $10.6 million such contracts outstanding as of September 30, 2017. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous income (expense)." The total fair value of these derivatives was a $0.1 million liability as of both September 29, 2018 and September 30, 2017.
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

Plexus Corp.
Notes to Consolidated Financial Statements

The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 29, 2018	September 30, 2017		September 29, 2018	September 30, 2017
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$292	$2,024	Other accrued liabilities	$1,984	$—

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		September 29, 2018	September 30, 2017		September 29, 2018	September 30, 2017
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$42	$35	Other accrued liabilities	$81	$118

Derivative Impact on Accumulated Other Comprehensive (Loss) Income ("OCL")
for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCL on Derivatives (Effective Portion)
	September 29, 2018	September 30, 2017	October 1, 2016
Interest rate swaps	$—	$(10)	$(16)
Forward currency forward contracts	$2,579	$(848)	$5,311

Derivative Impact on Gain (Loss) Recognized in Income
for the Twelve Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
		September 29, 2018	September 30, 2017	October 1, 2016
Interest rate swaps	Interest expense	$—	$(142)	$(381)
Forward currency forward contracts	Selling and administrative expenses	$619	$(317)	$(350)
Forward currency forward contracts	Cost of sales	$5,676	$(3,041)	$(3,261)
Treasury Rate Locks	Interest expense	$226	$321	$320
Interest rate swaps	Income tax expense	$—	$(84)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		September 29, 2018	September 30, 2017	October 1, 2016
Forward currency forward contracts	Miscellaneous income	$263	$2,153	$121
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2018, 2017 and 2016.

Plexus Corp.
Notes to Consolidated Financial Statements

The following table lists the fair values of liabilities of the Company’s derivatives as of September 29, 2018 and September 30, 2017, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

Fair Value Measurements Using Input Levels (Liability)/Asset
In thousands of dollars
Fiscal year ended September 29, 2018	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$(1,731)	$—	$(1,731)

Fiscal year ended September 30, 2017
Derivatives
Forward currency forward contracts	$—	$1,941	$—	$1,941
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

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
U.S.	$(53,243)	$(35,209)	$(26,796)
Foreign	160,853	157,032	114,190
	$107,610	$121,823	$87,394

Income tax expense (benefit) for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Current:
Federal	$63,814	$78	$—
State	234	33	(15)
Foreign	10,134	10,016	11,312
	74,182	10,127	11,297
Deferred:
Federal	(2,958)	77	—
State	(447)	38	24
Foreign	23,793	(481)	(354)
	20,388	(366)	(330)
	$94,570	$9,761	$10,967

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Federal statutory income tax rate	24.5%	35.0%	35.0%
Increase (decrease) resulting from:
Permanent differences	1.0	3.2	1.6
Foreign tax rate differences	(30.2)	(39.9)	(36.3)
Excess tax benefits related to share-based compensation	(2.7)	(2.0)	—
Disregarded entity benefit	(0.5)	(0.9)	(1.8)
Dividend repatriation	—	—	32.9
Valuation allowances	(30.6)	12.2	(18.7)
Deemed repatriation tax	92.2	—	—
Change in permanent reinvested assertion	23.7	—	—
Rate changes	9.0	—	—
Other, net	1.5	0.4	(0.1)
Effective income tax rate	87.9%	8.0%	12.6%
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted ("Tax Reform"). Tax Reform made significant changes to U.S. corporate income tax, including transitioning the U.S. to a dividend exemption system and requiring a deemed dividend on historical undistributed earnings of foreign subsidiaries at a reduced tax rate. The Company recorded income tax expense of $94.6 million, $9.8 million and $11.0 million for fiscal 2018, 2017 and 2016, respectively.
The $94.6 million of tax expense recorded during fiscal 2018 includes a provisional tax expense of $85.9 million related to Tax Reform. The components of the provisional tax expense include $61.2 million of U.S. federal and states taxes on deemed repatriation of historical undistributed foreign earnings, which are payable over an eight year period beginning in fiscal 2019, $21.8 million of foreign withholding taxes due to a change in the Company’s permanently reinvested assertion on foreign earnings that are payable upon repatriation to the U.S. and $2.9 million for unrecognized tax benefits related to the implementation of Tax Reform. The Company considers the tax expense recorded for Tax Reform to be complete at this time. However, it is possible that additional legislation, regulations and/or guidance may be issued within the provisional reporting period that may result in additional adjustments to the tax expense recorded related to Tax Reform.
The effective tax rate for fiscal 2018 was higher than the effective tax rate for fiscal 2017 primarily due to expenses related to Tax Reform. The effective tax rate for fiscal 2017 is lower than that of fiscal 2016 primarily due to an increase in income before taxes in lower tax-rate jurisdictions and a tax benefit related to incremental deductible expenses in a jurisdiction where the Company pays income tax.
During fiscal 2018, the Company recorded a $32.9 million reduction to its valuation allowance which includes $9.7 million related to the U.S. federal tax rate change as part of Tax Reform from 35% to 21%, $21.0 million of carryforward credits and net operating losses utilized against the deemed repatriation of undistributed foreign earnings and $3.6 million for the release of the U.S. valuation allowance due to the expected future U.S. taxable income related to the Global Intangible Low-Taxed Income provisions of Tax Reform. These benefits were partially offset by a $1.4 million increase in foreign valuation allowances in the EMEA segment.
During fiscal 2017, the Company recorded a $14.9 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA segments.
During fiscal 2016, the Company repatriated $100.0 million of current year foreign earnings from the APAC segment to the U.S., which had no income statement impact due to U.S. net operating losses, the use of U.S. tax credits and the reversal of the related valuation allowance. At that time, the repatriation did not impact the permanently reinvested assertions made by the Company regarding prior period foreign earnings as the remittance was distributed exclusively from fiscal 2016 foreign earnings.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of September 29, 2018 and September 30, 2017, were as follows (in thousands):

	2018	2017
Deferred income tax assets:
Loss/credit carryforwards	$27,915	$44,831
Inventories	6,459	7,710
Accrued benefits	14,459	25,811
Other	3,450	3,051
Total gross deferred income tax assets	52,283	81,403
Less valuation allowances	(28,369)	(61,668)
Deferred income tax assets	23,914	19,735
Deferred income tax liabilities:
Property, plant and equipment	12,530	14,443
Tax on unremitted earnings	14,935	—
Deferred income tax liabilities	27,465	14,443
Net deferred income tax assets/(liabilities)	$(3,551)	$5,292
During fiscal 2018, the Company’s valuation allowance decreased by $33.3 million primarily due to the change in the U.S. federal tax rate from 35% to 21% and the U.S. valuation allowance being released due to the utilization of net operating losses against the deemed repatriation of undistributed foreign earnings and the expected future taxable income as a result of the Global Intangible Low-Taxed Income provisions of Tax Reform. This decrease is the result of a reduction to the valuation allowances against the net deferred tax assets in the AMER segment of $34.4 million and an increase in the EMEA segment of $1.1 million.
As of September 29, 2018, the Company had approximately $174.7 million of pre-tax state net operating loss carryforwards that expire between fiscal 2019 and 2039. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $80.5 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2019 and 2024 or are indefinitely carried forward. These foreign net operating losses have a full valuation allowance against them.
During fiscal 2018, tax legislation was adopted in various jurisdictions. The impacts of U.S. Tax Reform on the Company’s consolidated financial condition, results of operations and cash flows have been discussed above. No other legislative changes are expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2018, 2017 and 2016, the tax holiday resulted in tax reductions of approximately $39.1 million ($1.19 per basic share, $1.15 per diluted share), $37.5 million ($1.11 per basic share, $1.08 per diluted share) and $27.1 million ($0.81 per basic share, $0.79 per diluted share), respectively.
The Company has approximately $5.8 million of uncertain tax benefits as of September 29, 2018. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (noncurrent) in the amount of $4.6 million and an offset to "Deferred income taxes" (noncurrent asset) in the amount of $1.2 million. The Company has classified these amounts as "Other liabilities" (noncurrent) and "Deferred income taxes" (noncurrent asset) to the extent that payment is not anticipated within one year.
The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

	2018	2017	2016
Balance at beginning of fiscal year	$3,115	$2,799	$2,353
Gross increases for tax positions of prior years	21	184	534
Gross increases for tax positions of the current year	2,893	163	—
Gross decreases for tax positions of prior years	(188)	(31)	(88)
Balance at end of fiscal year	$5,841	$3,115	$2,799

Plexus Corp.
Notes to Consolidated Financial Statements

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $4.6 million and $0.8 million for the fiscal years ended September 29, 2018 and September 30, 2017, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million for each of the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for each of the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2013-2018
Germany	2014-2018
Mexico	2013-2018
Romania	2012-2018
United Kingdom	2015-2018
United States
Federal	2011, 2013-2018
State	2003-2018

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2018, 2017 and 2016 (in thousands, except per share amounts):

	2018	2017	2016
Net income	$13,040	$112,062	$76,427
Basic weighted average common shares outstanding	33,003	33,612	33,374
Dilutive effect of share-based awards outstanding	916	941	724
Diluted weighted average shares outstanding	33,919	34,553	34,098
Earnings per share:
Basic	$0.40	$3.33	$2.29
Diluted	$0.38	$3.24	$2.24
In fiscal 2018, 2017 and 2016, share-based awards for approximately 0.1 million, 0.1 million and 0.8 million shares, respectively, were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through fiscal 2028, and many contain renewal and/or purchase options. Rent expense under all operating leases for fiscal 2018, 2017 and 2016 was approximately $12.0 million, $13.7 million and $13.6 million, respectively.
Future minimum annual payments on operating leases are as follows (in thousands):

2019	$9,518
2020	9,129
2021	5,119
2022	3,627
2023	3,582
Thereafter	7,653
Total future minimum operating lease payments	$38,628

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
The Company recognized $18.0 million, $17.4 million and $19.3 million of compensation expense associated with share-based awards in fiscal 2018, 2017 and 2016, respectively. Deferred tax benefits related to equity awards of $8.2 million were recognized in fiscal 2018. No deferred tax benefits related to equity awards were recognized in fiscal 2017 or 2016.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 3, 2015	1,917	$33.27
Granted	229	39.52
Canceled	(66)	41.48
Exercised	(619)	31.59
Outstanding as of October 1, 2016	1,461	$34.59
Granted	36	45.45
Canceled	(4)	30.88
Exercised	(521)	32.29
Outstanding as of September 30, 2017	972	$36.23
Granted	—	—
Canceled	(4)	31.62
Exercised	(414)	35.01
Outstanding as of September 29, 2018	554	$37.18	$11,811

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
October 1, 2016	1,125	$33.11
September 30, 2017	865	$35.62
September 29, 2018	537	$36.92	4.36	$11,587
The following table summarizes outstanding stock option and SAR information as of September 29, 2018 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$14.63 - $31.70	143	$26.54	2.80	143	$26.54
$31.71 - $38.94	143	$36.24	5.20	143	$36.24
$38.95 - $44.40	145	$41.85	4.81	145	$41.85
$44.41 - $45.45	123	$45.14	5.19	106	$45.09
$14.63 - $45.45	554	$37.18	4.48	537	$36.92
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

Plexus Corp.
Notes to Consolidated Financial Statements

There were no options or SARs granted for fiscal 2018. The weighted average fair value per share of options and SARs granted for fiscal 2017 and 2016 were $15.66 and $12.82, respectively. The fair value of each option and SAR grant was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumption ranges below:

	2017	2016
Expected life (years)	5.70	5.70
Risk-free interest rate	1.50%	1.23 - 1.87%
Expected volatility	34%	35 - 37%
Dividend yield	—	—
The fair value of options and SARs vested for fiscal 2018, 2017 and 2016 was $1.3 million, $3.5 million and $3.6 million, respectively.
For fiscal 2018, 2017 and 2016, the total intrinsic value of options and SARs exercised was $10.9 million, $10.2 million and $7.4 million, respectively.
As of September 29, 2018, there was $0.1 million of unrecognized compensation expense related to non-vested options and SARs that is expected to be recognized over a weighted average period of 0.1 years.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 3, 2015	796	$38.18
Granted	499	39.68
Canceled	(29)	36.84
Vested	(244)	27.77
Units outstanding as of October 1, 2016	1,022	$41.49
Granted	397	54.21
Canceled	(22)	41.17
Vested	(329)	43.76
Units outstanding as of September 30, 2017	1,068	$45.97
Granted	331	61.88
Canceled	(42)	46.74
Vested	(324)	45.48
Units outstanding as of September 29, 2018	1,033	$51.19	$60,455
The Company uses the fair value at the date of grant to value RSUs. As of September 29, 2018, there was $16.7 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
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
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 29, 2018, the 0.1 million PSUs granted in fiscal 2015 vested at a 146% payout based upon the TSR performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2018, 2017 and 2016.

Plexus Corp.
Notes to Consolidated Financial Statements

As of September 29, 2018, at the target achievement level, there was $7.7 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.9 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2018, 2017 and 2016 totaled $8.1 million, $7.5 million and $7.4 million, respectively.
Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of September 29, 2018 and September 30, 2017, the related deferred compensation liability associated with these arrangements totaled $0.2 million and $0.3 million, respectively.
The Company maintains investments in a trust account to fund required payments under the deferred compensation plan. As of September 29, 2018 and September 30, 2017, the total value of the assets held by the trust totaled $10.0 million and $9.7 million, respectively, and was recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During fiscal 2018, 2017 and 2016, the Company made payments to the participants in the amount of $0.1 million, $0.4 million and $0.8 million, respectively.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2018, 2017 and 2016, the Company made contributions to the participants’ SERP accounts in the amount of $1.0 million, $1.2 million and $0.5 million, respectively.
In July 2018, the Company changed the trustee of the SERP. The change resulted in a settlement and re-investment of $11.3 million, with no actual cash received or distributed by the Company.
In March 2017, the Company changed the trustee of the SERP. The change resulted in a settlement and re-investment of $10.3 million, with no actual cash received or distributed by the Company.
As of September 29, 2018 and September 30, 2017, the SERP assets held in the trust totaled $11.7 million and $12.0 million, respectively, and the related liability to the participants totaled approximately $11.7 million and $12.0 million, respectively. As of September 29, 2018 and September 30, 2017, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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

Plexus Corp.
Notes to Consolidated Financial Statements

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $13.5 million one-time employee bonus paid to full-time, non-executive employees during fiscal 2018 due to our ability to access overseas cash as a result of Tax Reform (the "one-time employee bonus"). Losses incurred from a typhoon that impacted the APAC segment in fiscal 2016 are excluded from the segment results and included within corporate and other expenses. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for fiscal 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Net sales:
AMER	$1,218,944	$1,166,346	$1,328,760
APAC	1,498,010	1,279,261	1,161,851
EMEA	281,489	192,829	170,450
Elimination of inter-segment sales	(124,935)	(110,384)	(105,057)
	$2,873,508	$2,528,052	$2,556,004

Operating income (loss):
AMER	$38,637	$41,924	$64,921
APAC	213,935	200,103	155,501
EMEA	1,447	(6,197)	(3,746)
Corporate and other costs	(135,736)	(105,922)	(117,237)
	$118,283	$129,908	$99,439
Other income (expense):
Interest expense	$(12,226)	$(13,578)	$(14,635)
Interest income	4,696	5,042	4,242
Miscellaneous	(3,143)	451	(1,652)
Income before income taxes	$107,610	$121,823	$87,394

Plexus Corp.
Notes to Consolidated Financial Statements

	2018	2017	2016
Depreciation:
AMER	$21,224	$19,694	$19,937
APAC	15,954	15,588	16,874
EMEA	6,054	5,467	6,106
Corporate	4,863	4,581	4,497
	$48,095	$45,330	$47,414

Capital expenditures:
AMER	$17,690	$18,111	$14,389
APAC	33,018	13,816	10,786
EMEA	7,923	5,748	3,399
Corporate	4,149	863	2,549
	$62,780	$38,538	$31,123

	September 29, 2018	September 30, 2017
Total assets:
AMER	$645,791	$595,851
APAC	937,510	1,163,111
EMEA	193,797	172,830
Corporate and eliminations	155,544	44,390
	$1,932,642	$1,976,182

The following information is provided in accordance with the required segment disclosures for fiscal 2018, 2017 and 2016. Net sales were based on the Company’s location providing the product or service (in thousands):

	2018	2017	2016
Net sales:
United States	$1,000,680	$984,773	$1,134,342
Malaysia	1,118,032	940,045	844,501
China	379,977	339,216	317,350
Mexico	218,264	181,573	194,418
Romania	177,111	114,363	83,712
United Kingdom	91,426	70,163	81,894
Germany	12,953	8,303	4,844
Elimination of inter-country sales	(124,935)	(110,384)	(105,057)
	$2,873,508	$2,528,052	$2,556,004

Plexus Corp.
Notes to Consolidated Financial Statements

	September 29, 2018	September 30, 2017
Long-lived assets:
United States	$108,694	$110,828
Malaysia	89,938	74,769
Mexico	43,078	37,237
Romania	34,316	33,717
China	21,878	18,602
United Kingdom	6,171	6,456
Other Foreign	5,646	5,429
Corporate	31,585	27,627
	$341,306	$314,665
As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 29, 2018 and September 30, 2017 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $74.2 million and $44.1 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
General Electric Company ("GE")	12.3%	12.2%	11.1%
Micron Technology, Inc. ("Micron")	*	*	10.4%
ARRIS Group, Inc. ("Arris")	*	*	10.1%
* Net sales attributable to the customer were less than 10.0% of consolidated net sales for the period.
During fiscal 2018, 2017 and 2016, net sales attributable to GE were reported in all three reportable segments. During fiscal 2016, sales attributable to Arris and Micron were reported in the AMER and APAC segments.
As of September 29, 2018, GE represented 10.9% of total accounts receivable. As of September 30, 2017, Arris represented 11.6% of total accounts receivable.

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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2018, 2017 and 2016 (in thousands):

Limited warranty liability, as of October 3, 2015	$5,847
Accruals for warranties issued during the period	1,777
Settlements (in cash or in kind) during the period	(1,515)
Limited warranty liability, as of October 1, 2016	6,109
Accruals for warranties issued during the period	912
Settlements (in cash or in kind) during the period	(2,265)
Limited warranty liability, as of September 30, 2017	4,756
Accruals for warranties issued during the period	5,608
Settlements (in cash or in kind) during the period	(3,718)
Limited warranty liability, as of September 29, 2018	$6,646

13.    Shareholders' Equity
On February 14, 2018, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During fiscal 2018, the Company repurchased 343,642 shares under this program for $21.2 million, at an average price of $61.61 per share. As of September 29, 2018, $178.8 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During fiscal 2018 and 2017, the Company completed the 2016 Program by repurchasing 1,914,596 and 655,470 shares for $115.9 million and $34.1 million, at an average price of $60.52 and $52.08 per share, respectively.
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

14.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on September 19, 2018, to increase the maximum facility amount from $210.0 million to $230.0 million. The maximum facility amount under the HSBC RPA as of September 29, 2018 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
The Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.

Plexus Corp.
Notes to Consolidated Financial Statements

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
The Company sold $712.9 million, $418.0 million and $65.6 million of trade accounts receivable under these programs, or their predecessors, during fiscal years 2018, 2017 and 2016, respectively, in exchange for cash proceeds of $708.6 million, $415.8 million and $65.0 million, respectively.

15.    Acquisition
On July 27, 2018, the Company purchased the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a new product introduction company in Portland, Oregon, for $12.4 million in cash, subject to certain customary post-closing adjustments. Plexus acquired substantially all of the inventory, equipment and other assets of the business line, hired a majority of its employees and sub-leased one of Cascade's facilities. This transaction has been accounted for as a business combination.
The acquisition resulted in a $12.4 million cash outflow included in "Business acquisition" in the accompanying Consolidated Statement of Cash Flows and $8.2 million of intangible assets related to customer relationships, which is included in "Intangible assets" in the accompanying Consolidated Balance Sheet. The intangible assets will be amortized on a straight-line basis and result in amortization expense for fiscal 2019, 2020, 2021, 2022 and 2023 of approximately $1.2 million per year. There were no other material impacts to the Company's Consolidated Financial Statements as a result of the acquisition.

16.    Restructuring Costs
The Company incurred no restructuring costs during fiscal 2018 or 2017. During fiscal 2016 the Company recorded $7.0 million of restructuring costs related largely to the Company's closure of its manufacturing facility in Fremont, California. The Company also recorded restructuring costs in the EMEA segment in fiscal 2016 related to the partial closure of its Livingston, Scotland facility.
These charges are recorded within "Restructuring costs" on the Consolidated Statements of Comprehensive Income. Restructuring liabilities are recorded within "Other accrued liabilities" in the Consolidated Balance Sheets.
No income tax benefit for these restructuring costs was recognized in fiscal 2017 or 2016 due to tax losses in these jurisdictions.
The Company's restructuring accrual activity for the years ended September 29, 2018, September 30, 2017 and October 1, 2016 is included in the table below (in thousands):

	Employee Termination and Severance Costs	Lease Obligations and Other Exit Costs	Total
Accrual balance, October 3, 2015	$—	$—	$—
Restructuring costs	5,255	1,779	7,034
Amounts utilized	(4,571)	(1,621)	(6,192)
Accrual balance, October 1, 2016	$684	$158	$842
Restructuring costs	—	—	—
Amounts utilized	(684)	(158)	(842)
Accrual balance, September 30, 2017	$—	$—	$—
Restructuring costs	—	—	—
Amounts utilized	—	—	—
Accrual balance, September 29, 2018	$—	$—	$—

Plexus Corp.
Notes to Consolidated Financial Statements

17.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2018 and 2017 (in thousands, except per share amounts):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$677,294	$698,651	$726,385	$771,178	$2,873,508
Gross profit (1)	63,523	52,952	67,821	73,304	257,600
Net (loss) income (1, 2)	(98,493)	12,290	26,501	72,742	13,040
Earnings per share (3):
Basic	$(2.93)	$0.37	$0.81	$2.27	$0.40
Diluted (4)	$(2.93)	$0.36	$0.79	$2.20	$0.38

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$635,019	$604,349	$618,832	$669,852	$2,528,052
Gross profit	64,356	63,800	61,185	66,514	255,855
Net income	28,179	29,295	25,579	29,009	112,062
Earnings per share (3):
Basic	$0.84	$0.87	$0.76	$0.86	$3.33
Diluted	$0.82	$0.84	$0.74	$0.84	$3.24

(1) The second quarter of fiscal 2018 results included the $13.5 million one-time employee bonus.
(2) The first quarter of fiscal 2018 results included $124.5 million of tax expense as a result of the enactment of Tax Reform. The fourth quarter of fiscal 2018 results included $38.6 million of non-recurring tax benefits as well as a $3.6 million benefit due to the reversal of a valuation allowance on U.S. deferred tax assets. These benefits were partially offset by $1.1 million of tax expense for other non-recurring tax items. Refer to Note 6, "Income Taxes," for further details on Tax Reform.
(3) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
(4) The first quarter of fiscal 2018 includes $3.59 per share of tax expense as a result of the enactment of U.S. Tax Reform and $0.09 per share that resulted from 1.1 million of weighted average potentially-dilutive shares that were excluded from the diluted shares calculation due to the net loss position. The second quarter of fiscal 2018 includes $0.38 per share of expense related to the one-time employee bonus. The fourth quarter of fiscal 2018 includes $1.24 per share of non-recurring tax benefits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 29, 2018, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 29, 2018, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective at the reasonable assurance level.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 29, 2018, as stated in its report included herein.
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

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders ("2019 Proxy Statement").
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
Executive Officers of the Registrant
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Todd P. Kelsey	53	President and Chief Executive Officer
Steven J. Frisch	52	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	52	Senior Vice President and Chief Financial Officer
Angelo M. Ninivaggi	51	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	53	Executive Vice President – Global Manufacturing Solutions and Regional President – AMER
Yong Jin Lim	58	Regional President – APAC
Oliver K. Mihm	46	Regional President – EMEA
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

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board Committees – Compensation and Leadership Development Committee," "Corporate Governance – Directors’ Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management."
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 29, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	1,586,945	$37.18	2,211,228
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,586,945	37.18	2,211,228

(1) Represents options, stock-settled SARs, PSUs and RSUs granted under the 2016 Omnibus Incentive Plan and the 2008 Long-Term Incentive Plan, both of which were approved by shareholders. No further awards may be made under the 2008 Long-Term Incentive Plan.

(2) The weighted average exercise prices exclude PSUs and RSUs.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading "Auditors - Fees and Services" in the 2019 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

Exhibit No.	Exhibit
3(i)	(a) Restated Articles of Incorporation of Plexus Corp.

(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation (no longer in effect)

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through March 13, 2018

4.1	(a) Restated Articles of Incorporation of Plexus Corp.

(b) Articles of Amendment, dated August 28, 2008, to the Restated Articles of Incorporation (no longer in effect)

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through March 13, 2018

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
Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.

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

10.3 (c)
Amendment No. 3 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of March 28, 2017.

10.3 (d)
Amendment No. 4 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of September 11, 2017.

10.3 (e)
Amendment No. 5 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser, dated as of October 19, 2017.

10.3 (f)
Amendment No. 6 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of May 4, 2018.

10.3 (g)
Amendment No. 7 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of September 19, 2018. (Reflects non-material changes.)

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate*

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey*

10.6	Form of Change of Control Agreement with executive officers*

10.7 (a)	Summary of Directors' Compensation (11/18)*

10.7 (b)	Summary of Directors’ Compensation (11/17)* (superseded)

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan*

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan*

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan*

10.10 (b)	Forms of award agreements thereunder*

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

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Designates management compensatory plans or agreements.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 29, 2018, September 30, 2017 and October 1, 2016 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2018:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$980	$380	$—	$(475)	$885
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$61,668	$1,107	$—	$(34,406)	$28,369

Fiscal Year 2017:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,368	$566	$—	$(1,954)	$980
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,002	$20,678	$—	$(12)	$61,668

Fiscal Year 2016:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$879	$1,492	$—	$(3)	$2,368
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$58,343	$1,121	$—	$(18,462)	$41,002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 16, 2018	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Joann M. Eisenhart
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Joann M. Eisenhart, Director

/s/ Patrick J. Jermain	/s/ Rainer Jueckstock
Patrick J. Jermain, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Rainer Jueckstock, Director

/s/ Dean A. Foate	/s/ Peter Kelly
Dean A. Foate, Chairman	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Karen M. Rapp
Ralf R. Böer, Director	Karen M. Rapp, Director

/s/ Stephen P. Cortinovis	/s/ Paul A. Rooke
Stephen P. Cortinovis, Director	Paul A. Rooke, Director

/s/ David J. Drury	/s/ Michael V. Schrock
David J. Drury, Director	Michael V. Schrock, Director
*Each of the above signatures is affixed as of November 16, 2018.