Form 10-Q
period 2018-12-29
PLEXUS CORP
filed 2019-02-01
CIK 785786

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
For the quarterly period ended December 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2019, there were 30,914,029 shares of common stock outstanding.

PLEXUS CORP.

December 29, 2018

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales	$765,544	$677,294
Cost of sales	693,161	613,771
Gross profit	72,383	63,523
Selling and administrative expenses	35,432	31,966
Operating income	36,951	31,557
Other income (expense):
Interest expense	(2,249)	(3,725)
Interest income	525	1,555
Miscellaneous, net	(1,112)	(346)
Income before income taxes	34,115	29,041
Income tax expense	11,889	127,534
Net income (loss)	$22,226	$(98,493)
Earnings (loss) per share:
Basic	$0.71	$(2.93)
Diluted	$0.69	$(2.93)
Weighted average shares outstanding:
Basic	31,403	33,567
Diluted	32,286	33,567
Comprehensive income (loss):
Net income (loss)	$22,226	$(98,493)
Other comprehensive income (loss):
Derivative instrument fair value adjustment	378	1,539
Foreign currency translation adjustments	(1,871)	2,142
Other comprehensive income (loss)	(1,493)	3,681
Total comprehensive income (loss)	$20,733	$(94,812)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$188,799	$297,269
Restricted cash	4,074	417
Accounts receivable, net of allowances of $1,094 and $885, respectively	428,487	394,827
Contract assets	82,775	—
Inventories, net	798,271	794,346
Prepaid expenses and other	31,435	30,302
Total current assets	1,533,841	1,517,161
Property, plant and equipment, net	361,311	341,306
Deferred income taxes	10,832	10,825
Intangible assets, net	7,807	8,239
Other	55,892	55,111
Total non-current assets	435,842	415,481
Total assets	$1,969,683	$1,932,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,633	$5,532
Accounts payable	516,989	506,322
Customer deposits	112,663	90,782
Accrued salaries and wages	58,532	66,874
Other accrued liabilities	83,004	68,163
Total current liabilities	779,821	737,673
Long-term debt and capital lease obligations, net of current portion	187,567	183,085
Long-term accrued income taxes payable	63,848	56,130
Deferred income taxes payable	14,610	14,376
Other liabilities	18,674	20,235
Total non-current liabilities	284,699	273,826
Total liabilities	1,064,520	1,011,499
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,591 and 52,567 shares issued, respectively, and 30,992 and 31,838 shares outstanding, respectively	526	526
Additional paid-in capital	587,011	581,488
Common stock held in treasury, at cost, 21,599 and 20,729 shares, respectively	(761,189)	(711,138)
Retained earnings	1,092,287	1,062,246
Accumulated other comprehensive loss	(13,472)	(11,979)
Total shareholders’ equity	905,163	921,143
Total liabilities and shareholders’ equity	$1,969,683	$1,932,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, September 30, 2017	33,464	$519	$555,297	$(574,104)	$1,049,206	$(4,979)	$1,025,939
Net income (loss)	—	—	—	—	(98,493)	—	(98,493)
Other comprehensive income (loss)	—	—	—	—	—	3,681	3,681
Treasury shares purchased	(158)	—	—	(9,547)	—	—	(9,547)
Share-based compensation expense	—	—	3,896	—	—	—	3,896
Exercise of stock options, including tax benefits	301	3	8,369	—	—	—	8,372
Balances, December 30, 2017	33,607	$522	$567,562	$(583,651)	$950,713	$(1,298)	$933,848

Balances, September 29, 2018	31,838	$526	$581,488	$(711,138)	$1,062,246	$(11,979)	$921,143
Net income (loss)	—	—	—	—	22,226	—	22,226
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	—	—	—	7,815	—	7,815
Other comprehensive income (loss)	—	—	—	—	—	(1,493)	(1,493)
Treasury shares purchased	(870)	—	—	(50,051)	—	—	(50,051)
Share-based compensation expense	—	—	4,753	—	—	—	4,753
Exercise of stock options, including tax benefits	24	—	770	—	—	—	770
Balances, December 29, 2018	30,992	$526	$587,011	$(761,189)	$1,092,287	$(13,472)	$905,163

(1) See Note 1, "Basis of Presentation", for a discussion of recently adopted accounting pronouncements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities
Net income (loss)	$22,226	$(98,493)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,574	11,702
Deferred income taxes	943	21,906
Share-based compensation expense	4,753	3,896
Other, net	51	(46)
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(34,240)	31,461
Contract assets	(6,339)	—
Inventories	(74,344)	(14,016)
Other current and noncurrent assets	(2,221)	(4,453)
Accrued income taxes payable	10,811	106,156
Accounts payable	7,928	8,756
Customer deposits	22,050	(5,195)
Other current and noncurrent liabilities	2,467	7,432
Cash flows (used in) provided by operating activities	(33,341)	69,106
Cash flows from investing activities
Payments for property, plant and equipment	(24,903)	(16,702)
Proceeds from sales of property, plant and equipment	49	173
Business acquisition	1,180	—
Cash flows used in investing activities	(23,674)	(16,529)
Cash flows from financing activities
Borrowings under debt agreements	231,500	216,314
Payments on debt and capital lease obligations	(229,469)	(324,192)
Repurchases of common stock	(50,051)	(9,547)
Proceeds from exercise of stock options	796	8,513
Payments related to tax withholding for share-based compensation	(26)	(141)
Cash flows used in financing activities	(47,250)	(109,053)
Effect of exchange rate changes on cash and cash equivalents	(548)	2,073
Net decrease in cash and cash equivalents and restricted cash	(104,813)	(54,403)
Cash and cash equivalents and restricted cash:
Beginning of period	297,686	569,254
End of period	$192,873	$514,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of December 29, 2018 and September 29, 2018, and the results of operations for the three months ended December 29, 2018 and December 30, 2017, and the cash flows and shareholders' equity for the same three month periods.
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
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements:
In October 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-16 related to the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. The Company adopted this guidance under the modified retrospective approach during the first quarter of fiscal 2019. The Company recognized no net impact to its fiscal 2019 opening Retained Earnings balance upon adoption and does not anticipate any material impact to the Company's future Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new standard addresses certain issues where diversity in practice was identified. It also amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted this guidance during the first quarter of fiscal 2019 with no material impact to the Company's Condensed Statements of Cash Flows.
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
On September 30, 2018, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. Upon adoption, the Company recognized an increase to its beginning Retained Earnings balance of $7.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 13, "Revenue from Contracts with Customers," for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements and plans to adopt the standard in the first quarter of fiscal year 2020.
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
2.    Inventories
Inventories as of December 29, 2018 and September 29, 2018 consisted of the following (in thousands):

	December 29, 2018	September 29, 2018
Raw materials	$637,324	$579,377
Work-in-process	70,956	102,337
Finished goods	89,991	112,632
Total inventories, net	$798,271	$794,346
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of December 29, 2018 and September 29, 2018 was $110.7 million and $87.7 million, respectively.
In the first quarter of fiscal year 2019, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 13, "Revenue from Contracts with Customers," for further information.
3.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of December 29, 2018 and September 29, 2018, consisted of the following (in thousands):

	December 29, 2018	September 29, 2018
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	3,000	—
Capital lease and other financing obligations	44,368	39,857
Unamortized deferred financing fees	(1,168)	(1,240)
Total obligations	196,200	188,617
Less: current portion	(8,633)	(5,532)
Long-term debt and capital lease obligations, net of current portion	$187,567	$183,085
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount. Interest on the 2018 Notes is payable semiannually. At December 29, 2018, the Company was in compliance with the covenants under the 2018 NPA.
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended December 29, 2018, the highest daily borrowing was $107.5 million; the average daily borrowings were $47.6 million. The Company borrowed $231.5 million and repaid $228.5 million of revolving borrowings under the Credit Facility during the three months ended December 29, 2018. The Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of December 29, 2018.
The fair value of the Company’s debt, excluding capital leases, was $150.5 million and $151.9 million as of December 29, 2018 and September 29, 2018, respectively. The carrying value of the Company's debt, excluding capital leases, was $153.0 million and $150.0 million as of December 29, 2018 and September 29, 2018, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.3 million of unrealized losses, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $74.1 million as of December 29, 2018, and $74.0 million as of September 29, 2018. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.3 million liability as of December 29, 2018, and a $1.7 million liability as of September 29, 2018.
The Company had additional forward currency exchange contracts outstanding with a notional value of $34.6 million as of December 29, 2018, and $28.6 million as of September 29, 2018. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" within the Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.4 million asset as of December 29, 2018, and a $0.1 million liability as of September 29, 2018.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 29, 2018	September 29, 2018		December 29, 2018	September 29, 2018
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$47	$292	Other accrued liabilities	$1,361	$1,984

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		December 29, 2018	September 29, 2018		December 29, 2018	September 29, 2018
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$460	$42	Other accrued liabilities	$68	$81

Derivative Impact on Accumulated Other Comprehensive Income (Loss) ("OCI")
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)
	December 29, 2018	December 30, 2017
Foreign currency forward contracts	$(388)	$2,714

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		December 29, 2018	December 30, 2017
Foreign currency forward contracts	Selling and administrative expenses	$(82)	$105
Foreign currency forward contracts	Cost of sales	$(684)	$991
Treasury Rate Locks	Interest expense	$—	$79

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		December 29, 2018	December 30, 2017
Foreign currency forward contracts	Miscellaneous, net	$787	$(535)
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three months ended December 29, 2018 and December 30, 2017.

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
The following table lists the fair values of liabilities of the Company’s derivatives as of December 29, 2018 and September 29, 2018, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset
In thousands of dollars
December 29, 2018	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$(922)	$—	$(922)

September 29, 2018
Derivatives
Forward currency forward contracts	$—	$(1,731)	$—	$(1,731)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
5.    Income Taxes
Income tax expense for the three months ended December 29, 2018 was $11.9 million. Income tax expense for the three months ended December 30, 2017 was $127.5 million.
On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Due to the complexities in implementing Tax Reform, the SEC issued Staff Accounting Bulletin 118, which allowed the Company to record a tax expense when uncertainty or other factors may impact the final outcome. During fiscal year 2018, the Company made reasonable estimates related to the impact of Tax Reform and, in accordance with SAB118, recorded a net income tax expense of $85.9 million. The components of the tax expense included $61.2 million of U.S. federal and state taxes on deemed repatriation of historical undistributed foreign earnings, which are payable over an eight year period beginning in fiscal 2019, $21.8 million of foreign withholding taxes due to a change in the Company’s permanently reinvested assertion on foreign earnings that are payable upon repatriation to the U.S. and $2.9 million for unrecognized tax benefits related to the implementation of Tax Reform.
For the three months ended December 29, 2018, the Company recorded a $7.0 million increase to its income tax expense, inclusive of unrecognized tax benefits, as a result of additional proposed guidance issued by the U.S. Department of the Treasury on November 28, 2018, related to Tax Reform. The guidance related to the treatment of foreign taxes paid that impacted the tax on the deemed repatriation of historical undistributed foreign earnings. The Company's final tax expense recorded for Tax Reform was $92.9 million. Additionally, the effects of the Global Intangible Low-Taxed Income provision added by Tax Reform have been recorded in the three months ended December 29, 2018. The Company has elected to treat the income tax effects of this provision as a period cost.

The effective tax rates for the three months ended December 29, 2018 and December 30, 2017, were 34.9% and 439.2%, respectively. The effective tax rate for the three months ended December 29, 2018 decreased from the effective tax rate for the three months ended December 30, 2017, primarily due to the impact of Tax Reform.
For the three months ended December 29, 2018, the Company recorded an income tax benefit of $1.7 million primarily related to unrecognized tax benefits as the U.S. Department of the Treasury issued additional guidance for Tax Reform. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended December 29, 2018 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended December 29, 2018, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended December 29, 2018 and December 30, 2017 (in thousands, except per share amounts):

	Three Months Ended
	December 29, 2018	December 30, 2017
Net income (loss)	22,226	(98,493)
Basic weighted average common shares outstanding	31,403	33,567
Dilutive effect of share-based awards outstanding	883	—
Diluted weighted average shares outstanding	32,286	33,567
Earnings (loss) per share:
Basic	$0.71	$(2.93)
Diluted	$0.69	$(2.93)
For the three months ended December 29, 2018, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive. For the three months ended December 30, 2017, there were no antidilutive shares, but the total number of potentially dilutive share-based awards was 1.1 million; however, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
7.    Share-Based Compensation
The Company recognized $4.8 million and $3.9 million of compensation expense associated with share-based awards for the three months ended December 29, 2018 and December 30, 2017, respectively.
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
9.    Reportable Segments
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any. These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for the three months ended December 29, 2018 and December 30, 2017, respectively, is as follows (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
AMER	$353,867	$299,043
APAC	378,112	346,123
EMEA	72,298	63,832
Elimination of inter-segment sales	(38,733)	(31,704)
	$765,544	$677,294

Operating income (loss):
AMER	$14,450	$10,523
APAC	51,811	50,532
EMEA	996	(1,121)
Corporate and other costs	(30,306)	(28,377)
	$36,951	$31,557
Other income (expense):
Interest expense	(2,249)	(3,725)
Interest income	525	1,555
Miscellaneous, net	(1,112)	(346)
Income before income taxes	34,115	29,041

	December 29, 2018	September 29, 2018
Total assets:
AMER	$718,078	$645,791
APAC	989,574	937,510
EMEA	193,002	193,797
Corporate and eliminations	69,029	155,544
	$1,969,683	$1,932,642

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended December 29, 2018 and December 30, 2017 (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017
Reserve balance, beginning of period	$6,646	$4,756
Accruals for warranties issued during the period	1,900	1,017
Settlements (in cash or in kind) during the period	(1,255)	(1,352)
Reserve balance, end of period	$7,291	$4,421
11.    Shareholders' Equity
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the three months ended December 29, 2018, the Company repurchased 869,949 shares under this program for $50.1 million, at an average price of $57.53 per share. As of December 29, 2018, $128.8 million of authority remained under the 2018 Program.

On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the three months ended December 30, 2017, the Company repurchased 158,466 shares for $9.5 million, at an average price of $60.25 per share.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of December 29, 2018, the maximum facility amounts were $230.0 million and $60.0 million, respectively. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale.
The Company sold $232.5 million and $162.4 million of trade accounts receivable under these programs during the three months ended December 29, 2018 and December 30, 2017, respectively, in exchange for cash proceeds of $231.2 million and $161.5 million, respectively.
13.    Revenue from Contracts with Customers
Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The new standard resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is recognized "over time," as products are produced, as opposed to at a "point in time" based upon shipping terms. As a result of adoption of Topic 606, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

	Balance at September 29, 2018	Impacts due to adoption of Topic 606	Balance at September 30, 2018
ASSETS
Contract assets	$—	$76,417	$76,417
Inventories	794,346	(68,959)	725,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$68,163	$(357)	$67,806
Retained earnings	1,062,246	7,815	1,070,061
The cumulative effect of applying the new guidance in Topic 606 resulted in the Company increasing its opening Retained Earnings balance by $7.8 million due to certain customer contracts requiring revenue recognition over time. Contract assets in the amount of $76.4 million were recognized due to the recognition of revenue on an over time basis for some customers rather than at a specific point in time. Inventory declined $69.0 million primarily due to earlier recognition of costs related to the contracts for which revenue was recognized on an over time basis. The decline in other accrued liabilities is primarily due to the reclassification of deferred revenue to contract assets for prepayments associated with revenue recognized over time, partially offset by an increase in taxes payable associated with the increase in revenue recognized over time.

The effects of the adoption on the Company's Condensed Consolidated Financial Statements for the three months ended December 29, 2018 were as follows (in thousands):

	Three Months Ended
	December 29, 2018 As Reported	Adjustments due to Topic 606	December 29, 2018 As Adjusted - Without Adoption of ASC Topic 606
Net sales	$765,544	$6,185	$759,359
Cost of sales	693,161	5,194	687,967
Gross profit	72,383	991	71,392
Operating income	36,951	991	35,960
Income before income taxes	34,115	991	33,124
Income tax expense	11,889	194	11,695
Net income	$22,226	$797	$21,429

	December 29, 2018 As Reported	Effect of the Adoption of ASC Topic 606	December 29, 2018 As Adjusted - Without Adoption of ASC Topic 606
ASSETS
Contract assets	$82,775	$82,775	$—
Inventories	798,271	(74,152)	872,423
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$83,004	$11	$82,993
Retained earnings	1,092,287	8,612	1,083,675
Significant Judgments
Topic 606 results in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized "over time" as products are produced, as opposed to at a "point in time" based upon shipping terms. Upon adopting the standard, revenue is now recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment for performance completed to date. Revenue recognized over time will be estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue will be recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
The Company recognizes revenue when a contract exists and when, or as, it satisfies a performance obligation by transferring control of a product or service to a customer. Contracts are accounted for when they have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.
The Company generally enters into a master services arrangement that establishes the framework under which business will be conducted. These arrangements represent the master terms and conditions of the Company's services that apply to individual orders, but they do not commit the customer to work with, or to continue to work with, the Company nor do they obligate the customer to any specific volume or pricing of purchases. Moreover, these terms can be amended in appropriate situations. Customer purchase orders are received for specific quantities with predominantly fixed pricing and delivery requirements. Thus, for the majority of our contracts, there is no guarantee of any revenue to the Company until a customer submits a purchase order. As a result, the Company generally considers its arrangement with a customer to be the combination of the master services arrangement and the purchase order. Most of the Company's arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if the Company has an enforceable right to payment, including a reasonable profit margin.

Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis.
Generally, there are no subjective customer acceptance requirements or further obligations related to goods or services provided; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
The Company does not allow for a general right of return. Net sales include amounts billed to customers for shipping and handling and out-of-pocket expenses. The corresponding shipping and handling costs and out-of-pocket expenses are included in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from net sales.
Practical Expedients
The Company applied the following practical expedients during the adoption of Topic 606:

•	The Company elected not to disclose information about remaining performance obligations as its performance obligations generally have expected durations of one year or less.

•	The Company will account for certain shipping and handling as activities to fulfill the promise to transfer the good, instead of a promised service to its customer.

•
The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.

Contract Costs
For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
There were no other costs to obtain or fulfill customer contracts.
Disaggregated Revenue
The tables below include the Company’s net sales for the three months ended December 29, 2018, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended December 29, 2018
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$115,765	$152,106	$32,707	$300,578
Industrial/Commercial	83,718	116,271	19,153	219,142
Communications	90,464	30,975	1,920	123,359
Aerospace/Defense	62,373	42,094	17,998	122,465
External revenue	$352,320	$341,446	$71,778	$765,544
Inter-segment sales	1,547	36,666	520	38,733
Total sales revenue	$353,867	$378,112	$72,298	$804,277
For the three months ended December 29, 2018, 89.0% of the Company's revenue was recognized as products and services were transferred over time.

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the three months ended December 29, 2018 (in thousands):

Contract Assets
Beginning balance, September 29, 2018	$—
Cumulative effect adjustment at September 29, 2018	76,417
Revenue recognized	681,712
Amounts collected or invoiced	(675,354)
Ending balance, December 29, 2018	$82,775
Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progress, otherwise deferred revenue will be recognized based upon shipping terms.
14.    Acquisition
On July 27, 2018, the Company purchased the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a new product introduction company in Portland, Oregon, for $12.4 million in cash, subject to certain customary post-closing adjustments. In the three months ended December 29, 2018, the Company received a $1.2 million purchase price adjustment as a result of a post-closing adjustment.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effect of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2018 Form 10-K).

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 19,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is an industry leader that specializes in serving customers with complex products used in demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. Plexus delivers customer service excellence to leading global companies by providing innovative, comprehensive solutions throughout the product’s lifecycle.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2018, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales	$765.5	$677.3
Cost of sales	693.2	613.8
Gross profit	72.4	63.5
Gross margin	9.5%	9.4%
Operating income	37.0	31.6
Operating margin	4.8%	4.7%
Net income (loss)	22.2	(98.5)
Diluted earnings (loss) per share	$0.69	$(2.93)
Return on invested capital*	14.6%	16.2%
Economic return*	5.6%	6.7%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended December 29, 2018, net sales increased $88.2 million, or 13.0%, as compared to the three months ended December 30, 2017.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
AMER	$353.9	$299.0
APAC	378.1	346.1
EMEA	72.3	63.8
Elimination of inter-segment sales	(38.8)	(31.6)
Total net sales	$765.5	$677.3
AMER. Net sales for the three months ended December 29, 2018 in the AMER segment increased $54.9 million, or 18.4%, as compared to the three months ended December 30, 2017. The increase in net sales was due to a $23.9 million increase due to the ramp of new products for existing customers as well as overall net increased customer end-market demand.
APAC. Net sales for the three months ended December 29, 2018 in the APAC segment increased $32.0 million, or 9.2%, as compared to the three months ended December 30, 2017. The increase in net sales was primarily the result of a $33.1 million increase due to the ramp of new products for existing customers, $4.5 million due to the ramp of production for new customers and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $26.0 million due to a disengagement with a customer.
EMEA. Net sales for the three months ended December 29, 2018 in the EMEA segment increased $8.5 million, or 13.3%, as compared to the three months ended December 30, 2017. The increase in net sales was primarily due to a $9.3 million increase due to the ramp of new products for existing customers and net increased customer end-market demand, partially offset by $4.1 million due to reduction of business with an existing customer.

A discussion of net sales by market sector is presented below (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Market Sector:
Healthcare/Life Sciences	$300.6	$237.1
Industrial/Commercial	219.1	206.8
Communications	123.3	133.6
Aerospace/Defense	122.5	99.8
Total net sales	$765.5	$677.3
Healthcare/Life Sciences. Net sales for the three months ended December 29, 2018 in the Healthcare/Life Sciences sector increased $63.5 million, or 26.8%, as compared to the three months ended December 30, 2017. The increase was driven by increases in net sales of $16.1 million due to the ramp of new products for existing customers, $4.5 million from the ramp of production for new customers and net increased customer end-market demand.
Industrial/Commercial. Net sales for the three months ended December 29, 2018 in the Industrial/Commercial sector increased $12.3 million, or 5.9%, as compared to the three months ended December 30, 2017. The increase was primarily driven by increases in net sales of $24.5 million due to the ramp of new products for existing customers, partially offset by net decreased customer end-market demand.

Communications. Net sales for the three months ended December 29, 2018 in the Communications sector decreased $10.3 million, or 7.7%, as compared to the three months ended December 30, 2017. The reduction in net sales was primarily driven by a $27.0 million decrease in net sales due to a disengagement with a customer. Partially offsetting these decreases were increases in net sales of $14.7 million due to the ramp of production of new products for existing customers and net increased customer end-market demand.
Aerospace/Defense. Net sales for the three months ended December 29, 2018 in the Aerospace/Defense sector increased $22.7 million, or 22.7%, as compared to the three months ended December 30, 2017. The increase was primarily attributable to a $15.2 million increase in net sales that resulted from the ramp of new products for existing customers and net increased customer end-market demand. Partially offsetting these increases were reductions in net sales of $4.6 million due to reduction of business with an existing customer.
Cost of sales. Cost of sales for the three months ended December 29, 2018 increased $79.4 million, or 12.9%, as compared to the three months ended December 30, 2017. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended December 29, 2018 and December 30, 2017, approximately 90% and 89%, respectively, of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 90% and 91%, respectively, of these costs in each period were related to material and component costs. As compared to the prior year period, the increase in cost of sales for the three months ended December 29, 2018 was primarily due to the increase in net sales.
Gross profit. Gross profit for the three months ended December 29, 2018 increased $8.9 million, or 14.0%, as compared to the three months ended December 30, 2017. Gross margin of 9.5% increased 10 basis points as compared to the three months ended December 30, 2017. The primary driver of the increase in gross profit was the net sales increase, as noted above, and improved fixed cost leverage gained from the increase in net sales from the comparative period last year.
Operating income. Operating income for the three months ended December 29, 2018 increased $5.4 million, or 17.1% as compared to the three months ended December 30, 2017 as a result of the increase in gross profit, partially offset by a $3.5 million increase in selling and administrative expenses ("S&A") primarily due to an increase in compensation expense. Operating margin of 4.8% increased 10 basis points as compared to the three months ended December 30, 2017.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Operating income (loss):
AMER	$14.5	$10.5
APAC	51.8	50.5
EMEA	1.0	(1.1)
Corporate and other costs	(30.3)	(28.3)
Total operating income	$37.0	$31.6
AMER. Operating income for the three months ended December 29, 2018 increased $4.0 million as compared to the three months ended December 30, 2017, primarily as a result of the increase in net sales, a positive shift in customer mix and improved productivity, partially offset by increased costs to support new program ramps.
APAC. Operating income for the three months ended December 29, 2018 increased $1.3 million as compared to the three months ended December 30, 2017, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and increased costs to support new program ramps.
EMEA. Operating income for the three months ended December 29, 2018 increased $2.1 million as compared to the three months ended December 30, 2017, primarily due to the increase in net sales, a positive shift in customer mix and improved productivity.
Other expense. Other expense for the three months ended December 29, 2018 increased $0.3 million as compared to the three months ended December 30, 2017.
Income taxes. Income tax expense and effective income tax rates for the indicated periods were as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Income tax expense, as reported	$11.9	$127.5
Impact of Tax Reform	(7.0)	(124.5)
Income tax expense, as adjusted (1)	$4.9	$3.0

	Three Months Ended
	December 29, 2018	December 30, 2017
Effective tax rate, as reported	34.9%	439.2%
Impact of Tax Reform	(20.7)%	(428.8)%
Effective tax rate, as adjusted (1)	14.2%	10.4%

(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding the impact of Tax Reform provides additional insight over the change from the comparative reporting periods by excluding these non-recurring expenses. In addition, the Company believes that its effective tax rate, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its effective tax rate calculated in accordance with U.S. GAAP.

On December 22, 2017, the U.S. Tax Cuts & Jobs Act was enacted ("Tax Reform"). Due to the complexities in implementing Tax Reform, the SEC issued Staff Accounting Bulletin 118, which allowed the Company to record a tax expense when uncertainty or other factors may impact the final outcome. During fiscal year 2018, the Company made reasonable estimates related to the impact of Tax Reform and, in accordance with SAB118, recorded a net income tax expense of $85.9 million. For the three months ended December 29, 2018, the Company recorded a $7.0 million adjustment to its income tax expense, inclusive of unrecognized tax benefits, as a result of proposed additional guidance issued by the U.S. Department of the Treasury on November 28, 2018, related to Tax Reform. The guidance related to the treatment of foreign taxes paid that impacted the tax on the deemed repatriation of historical undistributed foreign earnings. Additionally, the effects of the Global

Intangible Low-Taxed Income provision added by Tax Reform have been recorded in the three months ended December 29, 2018. The Company has elected to treat the income tax effects of this provision as a period cost.

Income tax expense for the three months ended December 29, 2018 and December 30, 2017, was $11.9 million and $127.5 million, respectively. The impacts related to Tax Reform included in income tax expense for the three months ended December 29, 2018 and December 30, 2017, was $7.0 million and $124.5 million, respectively. The effective tax rate for the three months ended December 29, 2018 and December 30, 2017 was 34.9% and 439.2%, respectively. As noted in the table above, the impact of Tax Reform on the effective tax rate for the three months ended December 29, 2018 and December 30, 2017, was 20.7% and 428.8%, respectively. The remaining increase in income tax expense and the effective tax rate is primarily due to the Global Intangible Low-Tax Income provision of Tax Reform recorded during the three months ended December 29, 2018.
As a result of Tax Reform, our U.S. statutory tax rate for fiscal 2019 is 21%. Our effective tax rate varies from our blended U.S. statutory rate primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform discussed above. Our effective tax rate may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2019 is expected to be between 13% and 15%.
Net income (loss). Net income for the three months ended December 29, 2018 was $22.2 million as compared to the net loss of $98.5 million for the three months ended December 30, 2017. Net income increased primarily as a result of the $115.6 million decrease in income tax expense, which, as noted above, was substantially due to the impact of Tax Reform, as well as the increase in net sales noted above.
Diluted earnings (loss) per share. Diluted earnings per share for the three months ended December 29, 2018 was $0.69, as compared to a diluted loss per share of $2.93 for the three months ended December 30, 2017, primarily as a result of decreased tax expense related to Tax Reform and increased net income in the three months ended December 29, 2018, as noted above.
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
We review our internal calculation of WACC annually, and our estimated WACC is 9.0% for fiscal 2019. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.6% and 16.2% for the three months ended December 29, 2018 and December 30, 2017, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.

Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Three Months Ended
	December 29, 2018	December 30, 2017
Annualized operating income (tax effected)	$125.6	$113.6
Average invested capital	862.5	701.6
After-tax ROIC	14.6%	16.2%
WACC	9.0%	9.5%
Economic Return	5.6%	6.7%
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $192.9 million as of December 29, 2018, as compared to $297.7 million as of September 29, 2018.
As of December 29, 2018, 96.5% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs, including potential share repurchases, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $80.0 million due to cash payments for accrued income taxes related to Tax Reform. The table below provides the expected timing of these future cash outflows, excluding $10.6 million of foreign withholding taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of December 29, 2018. The remaining $69.4 million represents U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period in accordance with the following installment schedule beginning in the fiscal second quarter of 2019 (in millions):

2019	$5.6
2020	5.6
2021	5.6
2022	5.6
2023	5.6
2024	10.4
2025	13.9
2026	17.1
Total	$69.4
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash (used in) provided by operating activities	$(33.3)	$69.1
Cash used in investing activities	$(23.7)	$(16.5)
Cash used in financing activities	$(47.3)	$(109.1)
Operating Activities. Cash flows used in operating activities were $33.3 million for the three months ended December 29, 2018, as compared to cash flows provided by operating activities of $69.1 million for the three months ended December 30, 2017. The decrease was primarily due to cash flow (reductions) improvements of:

•	$(65.7) million in accounts receivable cash flows, which resulted primarily from the increase in net sales and the timing of shipments in the quarter.

•	$(60.3) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs and continued longer lead times for certain components.

•	$27.2 million in customer deposit cash flows driven by significant deposits received from two customers during the three months ended December 29, 2018.
The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	December 29, 2018	December 30, 2017
Days in accounts receivable	51	45
Days in contract assets	10	—
Days in inventory	105	100
Days in accounts payable	(68)	(63)
Days in cash deposits	(15)	(15)
Annualized cash cycle	83	67
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in cash deposits. On September 30, 2018, the Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606).  For the three months ended December 29, 2018, cash cycle days include contract assets and an associated reduction in inventory. As the guidance was adopted using a modified retrospective approach, no impact to prior periods was required to be recognized.
As of December 29, 2018, annualized cash cycle days increased sixteen days compared to December 30, 2017 due to the following factors:
Days in accounts receivable for the three months ended December 29, 2018 increased six days compared to the three months ended December 30, 2017. The increase is primarily attributable to the timing of shipments in the quarter.
Days in contract assets for the three months ended December 29, 2018 increased ten days compared to the three months ended December 30, 2017 due to Topic 606 revenue recognition adoption.
Days in inventory for the three months ended December 29, 2018 increased five days compared to the three months ended December 30, 2017. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs and continued longer lead times for certain components. This increase is partially offset by inventory that was recognized with over time revenue as part of our adoption of Topic 606.
Days in accounts payable for the three months ended December 29, 2018 increased five days compared to the three months ended December 30, 2017. The increase is primarily driven by increased purchasing activity to support anticipated higher revenue levels.
Days in cash deposits for the three months ended December 29, 2018 remained consistent compared to the three months ended December 30, 2017.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF was $(58.2) million for the three months ended December 29, 2018, compared to $52.4 million for the three months ended December 30, 2017, a decrease of $110.6 million, primarily due to a $102.4 million decrease in cash flows provided by operations, due to the factors discussed above, and a $8.2 million increase in capital expenditures, discussed below.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash flows (used in) provided by operating activities	$(33.3)	$69.1
Payments for property, plant and equipment	(24.9)	(16.7)
Free cash flow	$(58.2)	$52.4
Investing Activities. Cash flows used in investing activities were $23.7 million for the three months ended December 29, 2018 compared to $16.5 million for the three months ended December 30, 2017. The increase in cash used in investing activities was due to a $8.2 million increase in capital expenditures primarily to fund both the purchase of equipment and building improvements for the new manufacturing facility in Penang, Malaysia, and the construction of a second manufacturing facility in Guadalajara, Mexico, as well as to support new capabilities, new program ramps, and replace older equipment.
We estimate funded capital expenditures for fiscal 2019 to be approximately $70.0 to $90.0 million, of which $24.9 million was utilized through the first three months of fiscal 2019. The remaining fiscal 2019 capital expenditures are anticipated to be used primarily in the construction of the second manufacturing facility in Guadalajara, Mexico, and to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.

Financing Activities. Cash flows used in financing activities were $47.3 million for the three months ended December 29, 2018 compared to cash flows provided by financing activities of $109.1 million for the three months ended December 30, 2017. The decrease was primarily attributable to a $105.0 million decrease in pay-downs on our revolving credit facility partially offset by a $40.5 million increase in cash used to repurchase our common stock.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the three months ended December 29, 2018, the Company repurchased 869,949 shares under this program for $50.1 million, at an average price of $57.53 per share. As of December 29, 2018, $128.8 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the three months ended December 30, 2017, the Company repurchased 158,466 shares for $9.5 million, at an average price of $60.25 per share.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of December 29, 2018, the Company was in compliance with the covenants under the 2018 NPA.
The Company's Credit Facility has a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements. The financial covenants (as defined under the related Credit Facility) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of December 29, 2018, the Company was in compliance with all financial covenants of the Credit Facility.
The Credit Facility and the 2018 NPA allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past and do not currently anticipate paying them in the future. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. As of December 29, 2018, the maximum facility amounts were $230.0 million and $60.0 million, respectively. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
The Company sold $232.5 million and $162.4 million of trade accounts receivable under these programs during the three months ended December 29, 2018 and December 30, 2017, respectively, in exchange for cash proceeds of $231.2 million and $161.5 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 12, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of December 29, 2018 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining2019	2020-2021	2022-2023	2024 and thereafter
Debt Obligations (1)	$205.1	$6.4	$13.8	$13.8	$171.1
Capital Lease Obligations (2)	50.4	5.7	6.6	3.7	34.4
Operating Lease Obligations	37.1	7.5	14.7	7.2	7.7
Purchase Obligations (3)	729.0	671.5	56.5	0.8	0.2
Repatriation Tax on Undistributed Foreign Earnings (4)	69.4	5.6	11.2	11.0	41.6
Other Liabilities on the Balance Sheet (5)	13.2	1.4	2.8	2.6	6.4
Other Liabilities not on the Balance Sheet (6)	7.9	0.9	0.7	1.4	4.9
Other Financing Obligations (7)	120.9	2.9	8.7	9.1	100.2
Total Contractual Cash Obligations	$1,233.0	$701.9	$115.0	$49.6	$366.5

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of December 29, 2018, capital lease obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leasebacks in Guadalajara, Mexico.

3)	As of December 29, 2018, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)	Consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of December 29, 2018, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $4.2 million, as of December 29, 2018, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of December 29, 2018, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)	Includes future minimum lease payments for two facilities in Guadalajara, Mexico, leased under 10-year and 15-year base lease agreements, both of which include two 5-year renewal options.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2018 annual report on Form 10-K. Other than the item noted below, there were no material changes to these policies.
Revenue Recognition: Topic 606 results in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized "over time" as products are produced, as opposed to at a "point in time" based upon shipping terms. Upon adopting the standard, revenue is now recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment for performance completed to date. Revenue recognized over time will be estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue will be recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
The Company recognizes revenue when a contract exists and when, or as, it satisfies a performance obligation by transferring control of a product or service to a customer. Contracts are accounted for when they have approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.
The Company generally enters into a master services arrangement that establishes the framework under which business will be conducted. These arrangements represent the master terms and conditions of the Company's services that apply to individual orders, but they do not commit the customer to work with, or to continue to work with, the Company nor do they obligate the customer to any specific volume or pricing of purchases. Moreover, these terms can be amended in appropriate situations. Customer purchase orders are received for specific quantities with predominantly fixed pricing and delivery requirements. Thus, for the majority of our contracts, there is no guarantee of any revenue to the Company until a customer submits a purchase order. As a result, the Company generally considers its arrangement with a customer to be the combination of the master services arrangement and the purchase order. Most of the Company's arrangements with customers create a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct.
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A performance obligation is satisfied over time if the Company has an enforceable right to payment, including a reasonable profit margin. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis.
If an enforceable right to payment for work-in-process does not exist, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.
For contracts requiring over time revenue recognition, the selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses a cost-based input measurement of progress because it best depicts the transfer of assets to the customer, which occurs as costs are incurred during the manufacturing process or as services are rendered. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the costs incurred to date.
Generally, there are no subjective customer acceptance requirements or further obligations related to goods or services provided; if such requirements or obligations exist, then a sale is recognized at the time when such requirements are completed and such obligations are fulfilled.
The Company does not allow for a general right of return. Net sales include amounts billed to customers for shipping and handling and out-of-pocket expenses. The corresponding shipping and handling costs and out-of-pocket expenses are included in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from net sales.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Net Sales	9.3%	9.8%
Total Costs	15.6%	14.9%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of December 29, 2018, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
Interest Rate Risk
We have financial instruments, including cash equivalents and debt, which are sensitive to changes in interest rates. The primary objective of our investment activities is to preserve principal, while maximizing yields without significantly increasing market risk. To achieve this, we maintain our portfolio of cash equivalents in a variety of highly rated securities, money market funds and certificates of deposit, and limit the amount of principal exposure to any one issuer. In addition, debt and other financing obligations primarily have fixed rates to further limit exposure.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2019, other than explained below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Effective September 30, 2018, we adopted the new revenue standard under ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method of adoption. The adoption of this guidance required changes to our processes, policies and internal controls to meet the impact of the new standard and disclosure requirements.

PART II. OTHER INFORMATION
ITEM 1A.    Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2018.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended December 29, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
September 30, 2018 to October 27, 2018	246,967	$55.44	246,967	$165,138,176
October 28, 2018 to November 24, 2018	311,082	$58.89	311,082	$146,818,411
November 25, 2018 to December 29, 2018	311,900	$57.84	311,900	$128,779,079
Total	869,949	$57.53	869,949

* On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). As of December 29, 2018, $128.8 million of authority remained under that Program.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Plexus Corp.
Registrant

Date: 2/1/19	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 2/1/19	/s/ Patrick J. Jermain
Patrick J. Jermain
Senior Vice President and Chief Financial Officer