Form 10-Q
period 2019-03-30
PLEXUS CORP
filed 2019-05-03
CIK 785786

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
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	PLXS	The Nasdaq Global Select Market
As of April 30, 2019, there were 30,105,120 shares of common stock outstanding.

PLEXUS CORP.

March 30, 2019

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$789,051	$698,651	$1,554,595	$1,375,945
Cost of sales	718,415	645,699	1,411,576	1,259,470
Gross profit	70,636	52,952	143,019	116,475
Selling and administrative expenses	37,462	35,637	72,894	67,603
Operating income	33,174	17,315	70,125	48,872
Other income (expense):
Interest expense	(3,145)	(3,547)	(5,394)	(7,272)
Interest income	440	1,426	965	2,981
Miscellaneous, net	(1,773)	(477)	(2,885)	(823)
Income before income taxes	28,696	14,717	62,811	43,758
Income tax expense	3,938	2,427	15,827	129,961
Net income (loss)	$24,758	$12,290	$46,984	$(86,203)
Earnings (loss) per share:
Basic	$0.81	$0.37	$1.52	$(2.57)
Diluted	$0.79	$0.36	$1.48	$(2.57)
Weighted average shares outstanding:
Basic	30,603	33,538	31,003	33,552
Diluted	31,385	34,387	31,836	33,552
Comprehensive income (loss):
Net income (loss)	$24,758	$12,290	$46,984	$(86,203)
Other comprehensive income:
Derivative instrument fair value adjustment	1,984	1,229	2,362	2,768
Foreign currency translation adjustments	515	4,773	(1,356)	6,915
Other comprehensive income	2,499	6,002	1,006	9,683
Total comprehensive income (loss)	$27,257	$18,292	$47,990	$(76,520)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	March 30, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$184,028	$297,269
Restricted cash	331	417
Accounts receivable, net of allowances of $1,251 and $885, respectively	445,053	394,827
Contract assets	86,803	—
Inventories, net	802,261	794,346
Prepaid expenses and other	30,987	30,302
Total current assets	1,549,463	1,517,161
Property, plant and equipment, net	373,918	341,306
Deferred income taxes	10,889	10,825
Intangible assets, net	7,511	8,239
Other	59,070	55,111
Total non-current assets	451,388	415,481
Total assets	$2,000,851	$1,932,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$93,197	$5,532
Accounts payable	476,481	506,322
Customer deposits	129,068	90,782
Accrued salaries and wages	52,939	66,874
Other accrued liabilities	92,989	68,163
Total current liabilities	844,674	737,673
Long-term debt and capital lease obligations, net of current portion	187,120	183,085
Long-term accrued income taxes payable	58,296	56,130
Deferred income taxes payable	14,991	14,376
Other liabilities	20,326	20,235
Total non-current liabilities	280,733	273,826
Total liabilities	1,125,407	1,011,499
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,832 and 52,567 shares issued, respectively, and 30,241 and 31,838 shares outstanding, respectively	528	526
Additional paid-in capital	586,279	581,488
Common stock held in treasury, at cost, 22,591 and 20,729 shares, respectively	(817,435)	(711,138)
Retained earnings	1,117,045	1,062,246
Accumulated other comprehensive loss	(10,973)	(11,979)
Total shareholders’ equity	875,444	921,143
Total liabilities and shareholders’ equity	$2,000,851	$1,932,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Common stock - shares outstanding
Beginning of period	30,992	33,607	31,838	33,464
Exercise of stock options and vesting of other stock awards	241	199	265	500
Treasury shares purchased	(992)	(513)	(1,862)	(671)
End of period	30,241	33,293	30,241	33,293

Total stockholders' equity, beginning of period	$905,163	$933,848	$921,143	$1,025,939
Common stock - par value
Beginning of period	526	522	526	519
Exercise of stock options and vesting of other stock awards	2	2	2	5
End of period	528	524	528	524
Additional paid-in capital
Beginning of period	587,011	567,562	581,488	555,297
Stock-based compensation expense	5,176	4,524	9,929	8,420
Exercise of stock options and vesting of other stock awards, including tax benefits	(5,908)	(4,551)	(5,138)	3,818
End of period	586,279	567,535	586,279	567,535
Treasury stock
Beginning of period	(761,189)	(583,651)	(711,138)	(574,104)
Treasury shares purchased	(56,246)	(31,612)	(106,297)	(41,159)
End of period	(817,435)	(615,263)	(817,435)	(615,263)
Retained earnings
Beginning of period	1,092,287	950,713	1,062,246	1,049,206
Net income (loss)	24,758	12,290	46,984	(86,203)
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	—	7,815	—
End of period	1,117,045	963,003	1,117,045	963,003
Accumulated other comprehensive income (loss)
Beginning of period	(13,472)	(1,298)	(11,979)	(4,979)
Other comprehensive income	2,499	6,002	1,006	9,683
End of period	(10,973)	4,704	(10,973)	4,704
Total stockholders' equity, end of period	$875,444	$920,503	$875,444	$920,503
(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities
Net income (loss)	$46,984	$(86,203)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	25,468	23,602
Deferred income taxes	1,622	22,326
Share-based compensation expense	9,929	8,420
Other, net	92	(45)
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(50,717)	(32,326)
Contract assets	(10,298)	—
Inventories	(77,917)	(42,781)
Other current and noncurrent assets	(4,367)	(4,766)
Accrued income taxes payable	(824)	102,220
Accounts payable	(28,187)	15,611
Customer deposits	38,197	(3,680)
Other current and noncurrent liabilities	15,486	463
Cash flows (used in) provided by operating activities	(34,532)	2,841
Cash flows from investing activities
Payments for property, plant and equipment	(54,556)	(29,115)
Proceeds from sales of property, plant and equipment	93	273
Business acquisition	1,180	—
Cash flows used in investing activities	(53,283)	(28,842)
Cash flows from financing activities
Borrowings under debt agreements	667,025	504,616
Payments on debt and capital lease obligations	(581,360)	(612,961)
Repurchases of common stock	(106,297)	(41,159)
Proceeds from exercise of stock options	1,264	9,194
Payments related to tax withholding for share-based compensation	(6,400)	(5,371)
Cash flows used in financing activities	(25,768)	(145,681)
Effect of exchange rate changes on cash and cash equivalents	256	5,743
Net decrease in cash and cash equivalents and restricted cash	(113,327)	(165,939)
Cash and cash equivalents and restricted cash:
Beginning of period	297,686	569,254
End of period	$184,359	$403,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of March 30, 2019 and September 29, 2018, the results of operations and shareholders' equity for the three and six months ended March 30, 2019 and March 31, 2018, and the cash flows for the same six month periods.
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
In May 2014, the FASB issued ASU 2014-09, which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services ("Topic 606"). Topic 606 also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and was effective for the Company beginning in the first quarter of fiscal year 2019.
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
2.    Inventories
Inventories as of March 30, 2019 and September 29, 2018 consisted of the following (in thousands):

	March 30, 2019	September 29, 2018
Raw materials	$657,125	$579,377
Work-in-process	55,888	102,337
Finished goods	89,248	112,632
Total inventories, net	$802,261	$794,346
In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of March 30, 2019 and September 29, 2018 was $126.7 million and $87.7 million, respectively.
In the first quarter of fiscal year 2019, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for fiscal 2018. Refer to Note 13, "Revenue from Contracts with Customers," for further information.
3.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of March 30, 2019 and September 29, 2018, consisted of the following (in thousands):

	March 30, 2019	September 29, 2018
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	87,000	—
Capital lease and other financing obligations	44,413	39,857
Unamortized deferred financing fees	(1,096)	(1,240)
Total obligations	280,317	188,617
Less: current portion	(93,197)	(5,532)
Long-term debt and capital lease obligations, net of current portion	$187,120	$183,085
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount. Interest on the 2018 Notes is payable semiannually. At March 30, 2019, the Company was in compliance with the covenants under the 2018 NPA.
The Company also has a senior unsecured revolving credit facility (the "Credit Facility"), with a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the six months ended March 30, 2019, the highest daily borrowing was $229.0 million; the average daily borrowings were $98.9 million. The Company borrowed $666.5 million and repaid $579.5 million of revolving borrowings under the Credit Facility during the six months ended March 30, 2019. As of March 30, 2019, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of March 30, 2019.
The fair value of the Company’s debt, excluding capital leases, was $237.5 million and $151.9 million as of March 30, 2019 and September 29, 2018, respectively. The carrying value of the Company's debt, excluding capital leases, was $237.0 million and $150.0 million as of March 30, 2019 and September 29, 2018, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.7 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $77.1 million as of March 30, 2019, and $74.0 million as of September 29, 2018. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.7 million asset as of March 30, 2019, and a $1.7 million liability as of September 29, 2018.
The Company had additional forward currency exchange contracts outstanding with a notional value of $34.6 million as of March 30, 2019, and $28.6 million as of September 29, 2018. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" within the Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.3 million asset as of March 30, 2019, and a $0.1 million liability as of September 29, 2018.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 30, 2019	September 29, 2018		March 30, 2019	September 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$670	$292	Other accrued liabilities	$—	$1,984

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		March 30, 2019	September 29, 2018		March 30, 2019	September 29, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$378	$42	Other accrued liabilities	$62	$81

Derivative Impact on Accumulated Other Comprehensive Income ("OCI")
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	March 30, 2019	March 31, 2018
Foreign currency forward contracts	$1,241	$3,625

Derivative Impact on Gain (Loss) Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		March 30, 2019	March 31, 2018
Foreign currency forward contracts	Selling and administrative expenses	$(73)	$224
Foreign currency forward contracts	Cost of sales	$(670)	$2,091
Treasury Rate Locks	Interest expense	$—	$81

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		March 30, 2019	March 31, 2018
Foreign currency forward contracts	Miscellaneous, net	$843	$(416)

Derivative Impact on Accumulated Other Comprehensive Income ("OCI")
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	March 30, 2019	March 31, 2018
Foreign currency forward contracts	$853	$6,339

Derivative Impact on Gain (Loss) Recognized in Income
for the Six Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		March 30, 2019	March 31, 2018
Foreign currency forward contracts	Selling and administrative expenses	$(155)	$329
Foreign currency forward contracts	Cost of sales	$(1,354)	$3,082
Treasury Rate Locks	Interest expense	$—	$160

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		March 30, 2019	March 31, 2018
Foreign currency forward contracts	Miscellaneous, net	$1,630	$(951)
There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three or six months ended March 30, 2019 and March 31, 2018.
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
The following table lists the fair values of liabilities of the Company’s derivatives as of March 30, 2019 and September 29, 2018, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset
In thousands of dollars
March 30, 2019	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$986	$—	$986

September 29, 2018
Derivatives
Forward currency forward contracts	$—	$(1,731)	$—	$(1,731)
The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.

5.    Income Taxes
Income tax expense for the three and six months ended March 30, 2019 was $3.9 million and $15.8 million, respectively, compared to $2.4 million and $130.0 million for the three and six months ended March 31, 2018, respectively.
The effective tax rates for the three and six months ended March 30, 2019, were 13.7% and 25.2%, respectively, compared to the effective tax rates of 16.5% and 297.0% for the three and six months ended March 31, 2018, respectively. The effective tax rate for the three months ended March 30, 2019 decreased from the effective tax rate for the three months ended March 31, 2018, primarily due to the $13.5 million one-time bonus paid to full-time, non-executive employees ("one-time employee bonus") paid during the three months ended March 31, 2018, and the geographical distribution of pre-tax earnings. The effective tax rate for the six months ended March 30, 2019 decreased from the effective tax rate for the six months ended March 31, 2018, primarily due to the impact of the U.S. Tax Cuts & Jobs Act (“Tax Reform”), which was enacted on December 22, 2017, and an increase in pre-tax earnings which was impacted by the one-time employee bonus in the prior year.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions for the three months ended March 30, 2019. For the six months ended March 30, 2019, the Company recorded an income tax benefit of $1.7 million primarily related to unrecognized tax benefits as the U.S. Department of Treasury issued additional guidance for Tax Reform. The guidance proposed related to the treatment of foreign taxes paid that impacted the tax on the deemed repatriation of historical undistributed foreign earnings. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and six months ended March 30, 2019 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended March 30, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and six months ended March 30, 2019 and March 31, 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income (loss)	24,758	12,290	46,984	(86,203)
Basic weighted average common shares outstanding	30,603	33,538	31,003	33,552
Dilutive effect of share-based awards outstanding	782	849	833	—
Diluted weighted average shares outstanding	31,385	34,387	31,836	33,552
Earnings (loss) per share:
Basic	$0.81	$0.37	$1.52	$(2.57)
Diluted	$0.79	$0.36	$1.48	$(2.57)
For both the three and six months ended March 30, 2019, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For the three months ended March 31, 2018, share-based awards for approximately 0.3 million shares were not included in the computation of diluted earnings per share as they were antidilutive. For the six months ended March 31, 2018, the total number of potentially dilutive share-based awards was 2.0 million; however, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
7.    Share-Based Compensation
The Company recognized $5.2 million and $9.9 million of compensation expense associated with share-based awards for the three and six months ended March 30, 2019, respectively, and $4.5 million and $8.4 million for the three and six months ended March 31, 2018, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled stock appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
Performance stock units ("PSUs") are payable in shares of the Company's common stock. Beginning for fiscal 2017 grants, PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. PSUs granted in fiscal 2016 and prior years vested based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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

Information about the Company’s three reportable segments for the three and six months ended March 30, 2019 and March 31, 2018, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
AMER	$364,490	$301,835	$718,357	$600,878
APAC	378,441	350,375	756,553	696,498
EMEA	75,822	73,942	148,120	137,774
Elimination of inter-segment sales	(29,702)	(27,501)	(68,435)	(59,205)
	$789,051	$698,651	$1,554,595	$1,375,945

Operating income (loss):
AMER	$14,230	$10,702	$28,680	$21,225
APAC	48,704	49,171	100,515	99,703
EMEA	(133)	389	863	(732)
Corporate and other costs	(29,627)	(42,947)	(59,933)	(71,324)
	$33,174	$17,315	$70,125	$48,872
Other income (expense):
Interest expense	(3,145)	(3,547)	(5,394)	(7,272)
Interest income	440	1,426	965	2,981
Miscellaneous, net	(1,773)	(477)	(2,885)	(823)
Income before income taxes	28,696	14,717	62,811	43,758

	March 30, 2019	September 29, 2018
Total assets:
AMER	$733,925	$645,791
APAC	980,888	937,510
EMEA	201,627	193,797
Corporate and eliminations	84,411	155,544
	$2,000,851	$1,932,642

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the six months ended March 30, 2019 and March 31, 2018 (in thousands):

	Six Months Ended
	March 30, 2019	March 31, 2018
Reserve balance, beginning of period	$6,646	$4,756
Accruals for warranties issued during the period	2,374	2,131
Settlements (in cash or in kind) during the period	(1,737)	(1,579)
Reserve balance, end of period	$7,283	$5,308
11.    Shareholders' Equity
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the three months ended March 30, 2019, the Company repurchased 991,683 shares for $56.2 million, at an average price of $56.72 per share. During the six months ended March 30, 2019, the Company repurchased 1,861,632 shares for $106.3 million, at an average price of $57.10. As of March 30, 2019, $72.5 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the three months ended March 31, 2018, the Company repurchased 512,943 shares for $31.6 million, at an average price of $61.63 per share. During the six months ended March 31, 2018, the Company repurchased 671,409 shares for $41.2 million, at an average price of $61.30 per share under the 2016 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on March 20, 2019, to increase the maximum facility amount from $230.0 million to $260.0 million. The maximum facility amount under the HSBC RPA as of March 30, 2019 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended for another year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
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

The Company sold $241.9 million and $135.9 million of trade accounts receivable under these programs during the three months ended March 30, 2019 and March 31, 2018, respectively, in exchange for cash proceeds of $240.4 million and $135.2 million, respectively.
The Company sold $474.4 million and $298.3 million of trade accounts receivable under these programs during the six months ended March 30, 2019 and March 31, 2018, respectively, in exchange for cash proceeds of $471.6 million and $296.7 million, respectively.
13.    Revenue from Contracts with Customers
Impact of Adopting Topic 606
The Company adopted Topic 606 using the modified retrospective method. The new standard resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is recognized over time, as products are produced, as opposed to at a point in time based upon shipping terms. As a result of the adoption of Topic 606, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

	Balance at September 29, 2018	Impacts due to adoption of Topic 606	Balance at September 30, 2018
ASSETS
Contract assets	$—	$76,417	$76,417
Inventories	794,346	(68,959)	725,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$68,163	$(357)	$67,806
Retained earnings	1,062,246	7,815	1,070,061
The cumulative effect of applying the new guidance in Topic 606 resulted in the Company increasing its fiscal 2019 opening Retained Earnings balance by $7.8 million due to certain customer contracts requiring revenue recognition over time. Contract assets in the amount of $76.4 million were recognized due to the recognition of revenue on an over time basis for some customers rather than at a specific point in time. Inventory declined $69.0 million primarily due to earlier recognition of costs related to the contracts for which revenue was recognized on an over time basis. The decline in other accrued liabilities is primarily due to the reclassification of deferred revenue to contract assets for prepayments associated with revenue recognized over time, partially offset by an increase in taxes payable associated with the increase in revenue recognized over time.
The effects of the adoption on the Company's Condensed Consolidated Financial Statements for the three and six months ended March 30, 2019 were as follows (in thousands):

	Three Months Ended
	March 30, 2019 As Reported	Adjustments due to Topic 606	March 30, 2019 As Adjusted - Without Adoption of Topic 606
Net sales	$789,051	$5,359	$783,692
Cost of sales	718,415	4,641	713,774
Gross profit	70,636	718	69,918
Operating income	33,174	718	32,456
Income before income taxes	28,696	718	27,978
Income tax expense	3,938	224	3,714
Net income	$24,758	$494	$24,264

	Six Months Ended
	March 30, 2019 As Reported	Adjustments due to Topic 606	March 30, 2019 As Adjusted - Without Adoption of Topic 606
Net sales	$1,554,595	$11,544	$1,543,051
Cost of sales	1,411,576	9,835	1,401,741
Gross profit	143,019	1,709	141,310
Operating income	70,125	1,709	68,416
Income before income taxes	62,811	1,709	61,102
Income tax expense	15,827	418	15,409
Net income	$46,984	$1,291	$45,693

	March 30, 2019 As Reported	Adjustments due to Topic 606	March 30, 2019 As Adjusted - Without Adoption of Topic 606
ASSETS
Contract assets	$86,803	$86,803	$—
Inventories	802,261	(78,766)	881,027
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$92,989	$(1,069)	$94,058
Retained earnings	1,117,045	9,106	1,107,939
Significant Judgments
Topic 606 results in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized over time as products are produced, as opposed to at a point in time based upon shipping terms. Upon adopting the standard, revenue is now recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment for performance completed to date. Revenue recognized over time will be estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue will be recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
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
Disaggregated Revenue
The tables below include the Company’s revenue for the three and six months ended March 30, 2019, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended March 30, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$125,434	$141,655	$32,547	$299,636
Industrial/Commercial	94,208	131,808	24,220	250,236
Aerospace/Defense	75,854	47,752	16,904	140,510
Communications	67,681	29,984	1,004	98,669
External revenue	$363,177	$351,199	$74,675	$789,051
Inter-segment sales	1,313	27,242	1,147	29,702
Segment revenue	$364,490	$378,441	$75,822	$818,753

	Six Months Ended March 30, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$241,199	$293,761	$65,254	$600,214
Industrial/Commercial	177,926	248,079	43,373	469,378
Aerospace/Defense	138,227	89,846	34,902	262,975
Communications	158,145	60,959	2,924	222,028
External revenue	$715,497	$692,645	$146,453	$1,554,595
Inter-segment sales	2,860	63,908	1,667	68,435
Segment revenue	$718,357	$756,553	$148,120	$1,623,030
For both the three and six months ended March 30, 2019, approximately 90% of the Company's revenue was recognized as products and services were transferred over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the six months ended March 30, 2019 (in thousands):

Contract Assets
Beginning balance, September 29, 2018	$—
Cumulative effect adjustment at September 29, 2018	76,417
Revenue recognized	1,393,777
Amounts collected or invoiced	(1,383,391)
Ending balance, March 30, 2019	$86,803
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

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$789.1	$698.7	$1,554.6	$1,375.9
Cost of sales	718.4	645.7	1,411.6	1,259.5
Gross profit	70.6	53.0	143.0	116.5
Gross margin	9.0%	7.6%	9.2%	8.5%
Operating income	33.2	17.3	70.1	48.9
Operating margin	4.2%	2.5%	4.5%	3.6%
Net income (loss)	24.8	12.3	47.0	(86.2)
Diluted earnings (loss) per share	$0.79	$0.36	$1.48	$(2.57)
Return on invested capital*			13.3%	15.6%
Economic return*			4.3%	6.1%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended March 30, 2019, net sales increased $90.4 million, or 12.9%, as compared to the three months ended March 31, 2018. For the six months ended March 30, 2019, net sales increased $178.7 million, or 13.0%, as compared to the six months ended March 31, 2018.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
AMER	$364.5	$301.8	$718.4	$600.8
APAC	378.5	350.4	756.6	696.5
EMEA	75.8	74.0	148.1	137.8
Elimination of inter-segment sales	(29.7)	(27.5)	(68.5)	(59.2)
Total net sales	$789.1	$698.7	$1,554.6	$1,375.9
AMER. Net sales for the three months ended March 30, 2019, in the AMER segment increased $62.7 million, or 20.8%, as compared to the three months ended March 31, 2018. The increase in net sales was driven by a $30.9 million increase due to the ramp of new products for existing customers as well as overall net increased customer end-market demand.
During the six months ended March 30, 2019, net sales in the AMER segment increased $117.6 million, or 19.6%, as compared to the six months ended March 31, 2018. The increase in net sales was driven by a $56.4 million increase due to the ramp of new products for existing customers as well as overall net increased customer end-market demand, partially offset by a $7.4 million reduction due to disengagements with customers.
APAC. Net sales for the three months ended March 30, 2019, in the APAC segment increased $28.1 million, or 8.0%, as compared to the three months ended March 31, 2018. The increase in net sales was the result of a $19.0 million increase due to the ramp of new products for existing customers and a $15.9 million increase due to the ramp of production for new customers, partially offset by overall net decreased customer end-market demand.
During the six months ended March 30, 2019, net sales in the APAC segment increased $60.1 million, or 8.6%, as compared to the six months ended March 31, 2018. The increase in net sales was the result of a $44.4 million increase due to the ramp of new products for existing customers, a $23.2 million increase due to the ramp of production for new customers and overall net increased customer end-market demand, partially offset by a $27.7 million reduction due to a disengagement with a customer.
EMEA. Net sales for the three months ended March 30, 2019, in the EMEA segment increased $1.8 million, or 2.4%, as compared to the three months ended March 31, 2018. The increase in net sales was primarily due to overall net increased customer end-market demand.
During the six months ended March 30, 2019, net sales in the EMEA segment increased $10.3 million, or 7.5%, as compared to the six months ended March 31, 2018. The increase in net sales was the result of an $8.6 million increase due to the ramp of new products for existing customers and overall net increased customer end-market demand, partially offset by a $6.4 million temporary reduction of business with an existing customer.
A discussion of net sales by market sector is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Market Sector:
Healthcare/Life Sciences	$299.6	$248.1	$600.2	$485.1
Industrial/Commercial	250.3	241.7	469.4	448.5
Aerospace/Defense	140.5	110.1	263.0	209.9
Communications	98.7	98.8	222.0	232.4
Total net sales	$789.1	$698.7	$1,554.6	$1,375.9
Healthcare/Life Sciences. Net sales for the three months ended March 30, 2019, in the Healthcare/Life Sciences sector increased $51.5 million, or 20.8%, as compared to the three months ended March 31, 2018. The increase was the result of overall net increased customer end-market demand, an $8.3 million increase due to the ramp of production for new customers and a $6.6 million increase due to the ramp of new products for existing customers.
During the six months ended March 30, 2019, net sales in the Healthcare/Life Sciences sector increased $115.1 million, or 23.7%, as compared to the six months ended March 31, 2018. The increase was primarily the result of overall net increased customer end-market demand, a $20.4 million increase due to the ramp of new products for existing customers and $12.8 million increase due to the ramp of production for new customers.
Industrial/Commercial. Net sales for the three months ended March 30, 2019, in the Industrial/Commercial sector increased $8.6 million, or 3.6%, as compared to the three months ended March 31, 2018. The increase was the result of an $8.0 million increase due to the ramp of new products for existing customers and a $4.1 million increase due to the ramp of production for new customers, partially offset by overall net decreased customer end-market demand.
During the six months ended March 30, 2019, net sales in the Industrial/Commercial sector increased $20.9 million, or 4.7%, as compared to the six months ended March 31, 2018. The increase was the result of an $11.1 million increase due to the ramp of new products for existing customers, a $5.7 million increase due to the ramp of production for new customers and overall net increased customer end-market demand.
Aerospace/Defense. Net sales for the three months ended March 30, 2019, in the Aerospace/Defense sector increased $30.4 million, or 27.6%, as compared to the three months ended March 31, 2018. The increase was driven by a $30.3 million increase due to the ramp of new products for existing customers.
During the six months ended March 30, 2019, net sales in the Aerospace/Defense sector increased $53.1 million, or 25.3%, as compared to the six months ended March 31, 2018. The increase was driven by a $50.3 million increase due to the ramp of new products for existing customers and overall net increased customer end-market demand, partially offset by a $6.9 million temporary reduction of business with an existing customer.
Communications. Net sales for the three months ended March 30, 2019, in the Communications sector decreased $0.1 million, or 0.1%, as compared to the three months ended March 31, 2018. The reduction in net sales was the result of a net decrease in overall customer end-market demand, substantially offset by increases in the ramp of new products for existing customers and the ramp of production for new customers.
During the six months ended March 30, 2019, net sales in the Communications sector decreased $10.4 million, or 4.5%, as compared to the six months ended March 31, 2018. The decrease was driven by a $32.8 million reduction due to disengagements with customers, partially offset by a $17.7 million increase due to the ramp of new products for existing customers and a $4.0 million increase due to the ramp of production for new customers.
Cost of sales. Cost of sales for the three and six months ended March 30, 2019 increased $72.7 million and $152.1 million, respectively, as compared to the three and six months ended March 31, 2018. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and six months ended March 30, 2019 and March 31, 2018, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 89% for the three months ended March 30, 2019, 90% for the six months ended March 30, 2019 and 91% for the three and six months ended March 31, 2018 of these costs were related to material and component costs.
As compared to the prior year periods, the increase in cost of sales for both the three and six months ended March 30, 2019 was primarily due to the increase in net sales and customer mix changes that resulted in cost inefficiencies, partially offset by a $13.5 million one-time bonus paid to full-time, non-executive employees ("one-time employee bonus") that was approved and paid during the three months ended March 31, 2018, of which $12.6 million impacted cost of sales in that period.
Gross profit. Gross profit for the three months ended March 30, 2019 increased $17.6 million as compared to the three months ended March 31, 2018. Gross profit for the six months ended March 30, 2019 increased $26.5 million as compared to the six months ended March 31, 2018. Gross margin increased 140 and 70 basis points as compared to the three and six months ended March 31, 2018, respectively. The primary drivers of the increase in gross profit and gross margin for both periods were the net sales increase, as noted above, and the one-time employee bonus that was approved and paid during the three months ended March 31, 2018, as noted above.
Operating income. Operating income for the three months ended March 30, 2019 increased $15.9 million, or 91.9% as compared to the three months ended March 31, 2018 as a result of the increase in gross profit. This was partially offset by a $1.8 million increase in selling and administrative expenses ("S&A") primarily due to an increase in compensation expense, partially offset by $0.9 million due to the one-time employee bonus paid during the three months ended March 31, 2018. Operating margin of 4.2% increased 170 basis points as compared to the three months ended March 31, 2018.
Operating income for the six months ended March 30, 2019 increased $21.2 million, or 43.4%, as compared to the six months ended March 31, 2018 as a result of the increase in gross profit. This was partially offset by a $5.3 million increase in S&A primarily due to an increase in compensation expense, partially offset by $0.9 million due to the one-time employee bonus paid during the three months ended March 31, 2018. Operating margin of 4.5% increased 90 basis points as compared to the six months ended March 31, 2018.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Operating income (loss):
AMER	$14.2	$10.7	$28.7	$21.2
APAC	48.7	49.1	100.4	99.7
EMEA	(0.1)	0.4	0.9	(0.7)
Corporate and other costs (1)	(29.6)	(42.9)	(59.9)	(71.3)
Total operating income	$33.2	$17.3	$70.1	$48.9
(1) The three and six months ended March 31, 2018, include the $13.5 million one-time employee bonus.
AMER. Operating income for the three months ended March 30, 2019, in the AMER segment increased $3.5 million as compared to the three months ended March 31, 2018, primarily as a result of the increase in net sales, partially offset by increased costs to support new program ramps and a negative shift in customer mix.
During the six months ended March 30, 2019, operating income in the AMER segment increased $7.5 million as compared to the six months ended March 31, 2018, primarily as a result of the increase in net sales, partially offset by increased costs to support new program ramps.
APAC. Operating income for the three months ended March 30, 2019, in the APAC segment decreased $0.4 million as compared to the three months ended March 31, 2018, primarily as a result of a negative shift in customer mix and increased costs to support new program ramps, partially offset by the increase in net sales.

During the six months ended March 30, 2019, operating income in the APAC segment increased $0.7 million as compared to the six months ended March 31, 2018, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and increased costs to support new program ramps.
EMEA. Operating income for the three months ended March 30, 2019, in the EMEA segment decreased $0.5 million as compared to the three months ended March 31, 2018, primarily due to a negative shift in customer mix and increased costs to support new program ramps, partially offset by the increase in net sales.
During the six months ended March 30, 2019, operating income in the EMEA segment increased $1.6 million as compared to the six months ended March 31, 2018, primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased costs to support new program ramps.
Other expense. Other expense for the three months ended March 30, 2019 increased $1.9 million as compared to the three months ended March 31, 2018 due to a decrease in interest income of $1.0 million and an increase of $0.8 million in factoring fees related to the Company's accounts receivable sale programs for the three months ended March 30, 2019.
Other expense for the six months ended March 30, 2019 increased $2.2 million as compared to the six months ended March 31, 2018, due to a decrease in interest income of $2.0 million and an increase of $1.3 million in factoring fees related to the Company's accounts receivable sale programs, partially offset by a decrease in interest expense for the six months ended March 30, 2019.
Income taxes. Income tax expense and effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Income tax expense, as reported	$3.9	$2.4	$15.8	$130.0
Impact of Tax Reform	—	—	(7.0)	(124.5)
Impact of one-time employee bonus	—	0.4	—	0.3
Income tax expense, as adjusted (1)	$3.9	$2.8	$8.8	$5.8

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Effective tax rate, as reported	13.7%	16.5%	25.2%	297.0%
Impact of Tax Reform	—	—	(11.2)	(284.6)
Impact of one-time employee bonus	—	(6.7)	—	(2.3)
Effective tax rate, as adjusted (1)	13.7%	9.8%	14.0%	10.1%

(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding the impact of Tax Reform and the one-time employee bonus provides additional insight over the change from the comparative reporting periods by excluding these non-recurring expenses. In addition, the Company believes that its effective tax rate, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its effective tax rate calculated in accordance with U.S. GAAP.

The effective tax rate, as reported, for the three months ended March 30, 2019 decreased from the effective tax rate, as reported, for the three months ended March 31, 2018, primarily due to the $13.5 million one-time employee bonus paid during the three months ended March 31, 2018, and geographical distribution of pre-tax earnings. The effective tax rate, as reported, for the six months ended March 30, 2019 decreased from the effective tax rate, as reported for the six months ended March 31, 2018, primarily due to the impact of the U.S. Tax Cuts & Jobs Act (“Tax Reform”), which was enacted on December 22, 2017, and an increase in pre-tax earnings, which was impacted by a one-time employee bonus paid in the second quarter of fiscal 2018.
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

The estimated effective tax rate, as reported, for fiscal 2019 is expected to be between 19% and 21%. The estimated effective income tax rate, as adjusted, for fiscal 2019, is expected to be between 13% and 15%. The difference is due to the impact of Tax Reform recorded in the first quarter of fiscal 2019.
Net income (loss). Net income for the three months ended March 30, 2019 increased $12.5 million to $24.8 million as compared to net income of $12.3 million for the three months ended March 31, 2018. Net income increased primarily due to the increase in operating income discussed above.
Net income for the six months ended March 30, 2019 increased $133.2 million to $47.0 million as compared to the net loss of $86.2 million for the six months ended March 31, 2018. Net income increased primarily as a result of the $114.2 million decrease in income tax expense, which, as noted above, was substantially due to the impact of Tax Reform and the one-time employee bonus, as well as the increase in operating income discussed above.
Diluted earnings (loss) per share. Diluted earnings per share for the three months ended March 30, 2019 was $0.79, a $0.43 increase from diluted earnings per share of $0.36 for the three months ended March 31, 2018, primarily as a result of increased net income in the three months ended March 30, 2019, as noted above.
Diluted earnings per share for the six months ended March 30, 2019 was $1.48, as compared to diluted loss per share of $2.57 for the six months ended March 31, 2018, primarily as a result of decreased tax expense related to Tax Reform and increased net income in the six months ended March 30, 2019, as noted above.
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
We review our internal calculation of WACC annually, and our estimated WACC is 9.0% for fiscal 2019. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 13.3% and 15.6% for the six months ended March 30, 2019 and March 31, 2018, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Six Months Ended
	March 30, 2019	March 31, 2018
Annualized operating income (tax effected)	$119.2	$111.0
Average invested capital	898.9	709.8
After-tax ROIC	13.3%	15.6%
WACC	9.0%	9.5%
Economic Return	4.3%	6.1%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $184.4 million as of March 30, 2019, as compared to $297.7 million as of September 29, 2018.
As of March 30, 2019, 88.5% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs, including potential share repurchases, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $73.8 million due to cash payments for accrued income taxes related to Tax Reform. The table below provides the expected timing of these future cash outflows, excluding $10.0 million of foreign withholding taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of March 30, 2019. The remaining $63.8 million represents U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period in accordance with the following installment schedule (in millions):

2020	$5.6
2021	5.6
2022	5.6
2023	5.6
2024	10.4
2025	13.9
2026	17.1
Total	$63.8
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash (used in) provided by operating activities	$(34.5)	$2.8
Cash used in investing activities	$(53.3)	$(28.8)
Cash used in financing activities	$(25.8)	$(145.7)
Operating Activities. Cash flows used in operating activities were $34.5 million for the six months ended March 30, 2019, as compared to cash flows provided by operating activities of $2.8 million for the six months ended March 31, 2018. The decrease was primarily due to cash flow (reductions) improvements of:

•	$(43.8) million in accounts payable cash flows driven by reduced purchasing activity.

•	$(35.1) million in inventory cash flows driven by increased inventory levels to support the ramp of customer programs and continued longer lead times for certain components.

•	$(18.4) million in accounts receivable cash flows, which resulted primarily from the increase in net sales and the timing of shipments in the quarter.

•	$41.9 million in customer deposit cash flows driven by significant deposits received from three customers during the six months ended March 30, 2019.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	March 30, 2019	March 31, 2018
Days in accounts receivable	51	52
Days in contract assets	10	—
Days in inventory	102	100
Days in accounts payable	(61)	(61)
Days in cash deposits	(16)	(15)
Annualized cash cycle	86	76
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in cash deposits. On September 30, 2018, the Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606).  For the three months ended March 30, 2019, cash cycle days include contract assets and an associated reduction in inventory. As the guidance was adopted using a modified retrospective approach, no impact to prior periods was required to be recognized.
As of March 30, 2019, annualized cash cycle days increased ten days compared to March 31, 2018 due to the following factors:
Days in accounts receivable for the three months ended March 30, 2019 decreased one day compared to the three months ended March 31, 2018. The decrease is primarily attributable to an increase in accounts receivable sold under factoring programs.
Days in contract assets for the three months ended March 30, 2019 increased ten days compared to the three months ended March 31, 2018 due to the adoption of Topic 606.
Days in inventory for the three months ended March 30, 2019 increased two days compared to the three months ended March 31, 2018. The increase is primarily attributable to increased inventory levels to support the ramp of customer programs and continued longer lead times for certain components, partially offset by inventory that was recognized with over time revenue as part of our adoption of Topic 606.
Days in accounts payable for the three months ended March 30, 2019 remained consistent compared to the three months ended March 31, 2018.
Days in cash deposits for the three months ended March 30, 2019 increased 1 day compared to the three months ended March 31, 2018, primarily driven by a deposit received from one customer.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF was $(89.1) million for the six months ended March 30, 2019, compared to $(26.3) million for the six months ended March 31, 2018, a decrease of $62.8 million, primarily due to a $37.4 million decrease in cash flows provided by operations due to the factors discussed above, and a $25.4 million increase in capital expenditures, discussed below.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash flows (used in) provided by operating activities	$(34.5)	$2.8
Payments for property, plant and equipment	(54.6)	(29.1)
Free cash flow	$(89.1)	$(26.3)
Investing Activities. Cash flows used in investing activities were $53.3 million for the six months ended March 30, 2019 compared to $28.8 million for the six months ended March 31, 2018. The increase in cash used in investing activities was due to a $25.4 million increase in capital expenditures primarily to fund both the purchase of equipment and building improvements for our new manufacturing facility in Penang, Malaysia, and the construction of a second manufacturing facility in Guadalajara, Mexico, as well as to support new capabilities, new program ramps, and replace older equipment.
We estimate funded capital expenditures for fiscal 2019 to be approximately $70.0 to $90.0 million, of which $54.6 million was utilized through the first six months of fiscal 2019. The remaining fiscal 2019 capital expenditures are anticipated to be used primarily in the construction of the second manufacturing facility in Guadalajara, Mexico, and to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.

Financing Activities. Cash flows used in financing activities were $25.8 million for the six months ended March 30, 2019 compared to $145.7 million for the six months ended March 31, 2018. The decrease was primarily attributable to a $195.0 million decrease in pay-downs on our Credit Facility partially offset by a $65.1 million increase in cash used to repurchase our common stock and a $7.9 million increase related to proceeds from the exercise of stock options.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the six months ended March 30, 2019, the Company repurchased 1,861,632 shares under this program for $106.3 million, at an average price of $57.10 per share. As of March 30, 2019, $72.5 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the six months ended March 31, 2018, the Company repurchased 671,409 shares for $41.2 million, at an average price of $61.30 per share under the 2016 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of March 30, 2019, the Company was in compliance with the covenants under the 2018 NPA.
The Company's Credit Facility has a $300.0 million maximum commitment that expires on July 5, 2021. The Credit Facility may be further increased to $500.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements. The financial covenants (as defined under the related Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of March 30, 2019, the Company was in compliance with all financial covenants of the Credit Facility.
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
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch, formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd. (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on March 20, 2019, to increase the maximum facility amount from $230.0 million to $260.0 million. The maximum facility amount under the HSBC RPA as of March 30, 2019 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended for another year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
The Company sold $241.9 million and $135.9 million of trade accounts receivable under these programs during the three months ended March 30, 2019 and March 31, 2018, respectively, in exchange for cash proceeds of $240.4 million and $135.2 million, respectively.
The Company sold $474.4 million and $298.3 million of trade accounts receivable under these programs during the six months ended March 30, 2019 and March 31, 2018, respectively, in exchange for cash proceeds of $471.6 million and $296.7 million, respectively.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of March 30, 2019 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining2019	2020-2021	2022-2023	2024 and thereafter
Debt Obligations (1)	$283.4	$90.1	$12.4	$12.2	$168.7
Capital Lease Obligations (2)	50.4	4.9	6.9	3.8	34.8
Operating Lease Obligations	37.4	4.9	15.0	8.0	9.5
Purchase Obligations (3)	653.1	546.8	103.4	2.8	0.1
Repatriation Tax on Undistributed Foreign Earnings (4)	63.8	—	11.2	11.0	41.6
Other Liabilities on the Balance Sheet (5)	14.6	1.5	3.0	2.9	7.2
Other Liabilities not on the Balance Sheet (6)	8.9	0.3	1.7	1.4	5.5
Other Financing Obligations (7)	121.7	2.6	8.7	9.3	101.1
Total Contractual Cash Obligations	$1,233.3	$651.1	$162.3	$51.4	$368.5

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of March 30, 2019, capital lease obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leasebacks in Guadalajara, Mexico.

3)	As of March 30, 2019, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)	Consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of March 30, 2019, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $4.2 million, as of March 30, 2019, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of March 30, 2019, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

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
Revenue Recognition: Topic 606 results in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized over time as products are produced, as opposed to at a point in time based upon shipping terms. Upon adopting the standard, revenue is now recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment for performance completed to date. Revenue recognized over time will be estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue will be recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Sales	9.2%	10.3%
Total Costs	15.8%	15.0%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of March 30, 2019, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2019 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended March 30, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
December 30, 2018 to January 26, 2019	342,862	$52.87	342,862	$110,650,567
January 27, 2019 to February 23, 2019	344,501	$56.55	344,501	$91,169,139
February 24, 2019 to March 30, 2019	304,320	$61.24	304,320	$72,533,037
Total	991,683	$56.72	991,683

* On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). As of March 30, 2019, $72.5 million of authority remained under that Program.

ITEM 6.	Exhibits
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
Amendment No. 8 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of March 20, 2019.*

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

*Reflects non-material changes finalized in March 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 5/3/19	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 5/3/19	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer