Form 10-Q
period 2019-06-29
PLEXUS CORP
filed 2019-08-02
CIK 785786

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
For the quarterly period ended June 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2019, there were 29,280,640 shares of common stock outstanding.

PLEXUS CORP.

June 29, 2019

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$799,644	$726,385	$2,354,239	$2,102,330
Cost of sales	728,614	658,564	2,140,190	1,918,034
Gross profit	71,030	67,821	214,049	184,296
Selling and administrative expenses	36,627	35,375	109,521	102,978
Operating income	34,403	32,446	104,528	81,318
Other income (expense):
Interest expense	(3,711)	(2,910)	(9,105)	(10,182)
Interest income	445	1,068	1,410	4,049
Miscellaneous, net	(1,419)	(1,052)	(4,304)	(1,875)
Income before income taxes	29,718	29,552	92,529	73,310
Income tax expense	4,917	3,051	20,744	133,012
Net income (loss)	$24,801	$26,501	$71,785	$(59,702)
Earnings (loss) per share:
Basic	$0.83	$0.81	$2.34	$(1.79)
Diluted	$0.81	$0.79	$2.28	$(1.79)
Weighted average shares outstanding:
Basic	29,912	32,796	30,637	33,300
Diluted	30,635	33,651	31,420	33,300
Comprehensive income (loss):
Net income (loss)	$24,801	$26,501	$71,785	$(59,702)
Other comprehensive income:
Derivative instrument fair value adjustments	(406)	(5,023)	1,956	(2,255)
Foreign currency translation adjustments	(679)	(7,965)	(2,035)	(1,050)
Other comprehensive loss	(1,085)	(12,988)	(79)	(3,305)
Total comprehensive income (loss)	$23,716	$13,513	$71,706	$(63,007)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	June 29, 2019	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$198,395	$297,269
Restricted cash	7,004	417
Accounts receivable, net of allowances of $1,170 and $885, respectively	459,311	394,827
Contract assets	105,201	—
Inventories, net	757,206	794,346
Prepaid expenses and other	30,584	30,302
Total current assets	1,557,701	1,517,161
Property, plant and equipment, net	381,351	341,306
Deferred income taxes	10,827	10,825
Intangible assets, net	7,214	8,239
Other	59,138	55,111
Total non-current assets	458,530	415,481
Total assets	$2,016,231	$1,932,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$138,976	$5,532
Accounts payable	430,586	506,322
Customer deposits	130,626	90,782
Accrued salaries and wages	68,016	66,874
Other accrued liabilities	107,432	68,163
Total current liabilities	875,636	737,673
Long-term debt and capital lease obligations, net of current portion	187,581	183,085
Long-term accrued income taxes payable	58,296	56,130
Deferred income taxes payable	14,829	14,376
Other liabilities	19,098	20,235
Total non-current liabilities	279,804	273,826
Total liabilities	1,155,440	1,011,499
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,862 and 52,567 shares issued, respectively, and 29,487 and 31,838 shares outstanding, respectively	529	526
Additional paid-in capital	592,316	581,488
Common stock held in treasury, at cost, 23,375 and 20,729 shares, respectively	(861,842)	(711,138)
Retained earnings	1,141,846	1,062,246
Accumulated other comprehensive loss	(12,058)	(11,979)
Total shareholders’ equity	860,791	921,143
Total liabilities and shareholders’ equity	$2,016,231	$1,932,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Common stock - shares outstanding
Beginning of period	30,241	33,293	31,838	33,464
Exercise of stock options and vesting of other stock awards	30	16	295	516
Treasury shares purchased	(784)	(948)	(2,646)	(1,619)
End of period	29,487	32,361	29,487	32,361

Total stockholders' equity, beginning of period	$875,444	$920,503	$921,143	$1,025,939
Common stock - par value
Beginning of period	528	524	526	519
Exercise of stock options and vesting of other stock awards	1	1	3	6
End of period	529	525	529	525
Additional paid-in capital
Beginning of period	586,279	567,535	581,488	555,297
Stock-based compensation expense	5,426	4,786	15,355	13,206
Exercise of stock options and vesting of other stock awards, including tax benefits	611	238	(4,527)	4,056
End of period	592,316	572,559	592,316	572,559
Treasury stock
Beginning of period	(817,435)	(615,263)	(711,138)	(574,104)
Treasury shares purchased	(44,407)	(56,681)	(150,704)	(97,840)
End of period	(861,842)	(671,944)	(861,842)	(671,944)
Retained earnings
Beginning of period	1,117,045	963,003	1,062,246	1,049,206
Net income (loss)	24,801	26,501	71,785	(59,702)
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	—	—	7,815	—
End of period	1,141,846	989,504	1,141,846	989,504
Accumulated other comprehensive (loss) income
Beginning of period	(10,973)	4,704	(11,979)	(4,979)
Other comprehensive loss	(1,085)	(12,988)	(79)	(3,305)
End of period	(12,058)	(8,284)	(12,058)	(8,284)
Total stockholders' equity, end of period	$860,791	$882,360	$860,791	$882,360
(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities
Net income (loss)	$71,785	$(59,702)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38,795	35,761
Deferred income taxes	2,448	23,106
Share-based compensation expense	15,355	13,206
Other, net	148	(117)
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(65,324)	(14,723)
Contract assets	(28,692)	—
Inventories	(33,756)	(102,320)
Other current and noncurrent assets	(3,537)	(21,124)
Accrued income taxes payable	(1,648)	98,552
Accounts payable	(72,014)	63,743
Customer deposits	39,979	(6,128)
Other current and noncurrent liabilities	43,493	11,216
Cash flows provided by operating activities	7,032	41,470
Cash flows from investing activities
Payments for property, plant and equipment	(74,602)	(52,077)
Proceeds from sales of property, plant and equipment	160	426
Business acquisition	1,180	—
Cash flows used in investing activities	(73,262)	(51,651)
Cash flows from financing activities
Borrowings under debt agreements	884,500	673,052
Payments on debt and capital lease obligations	(754,743)	(806,910)
Debt issuance costs	(688)	(729)
Repurchases of common stock	(150,704)	(97,840)
Proceeds from exercise of stock options	2,023	9,523
Payments related to tax withholding for share-based compensation	(6,547)	(5,461)
Cash flows used in financing activities	(26,159)	(228,365)
Effect of exchange rate changes on cash and cash equivalents	102	2,843
Net decrease in cash and cash equivalents and restricted cash	(92,287)	(235,703)
Cash and cash equivalents and restricted cash:
Beginning of period	297,686	569,254
End of period	$205,399	$333,551
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of June 29, 2019 and September 29, 2018, the results of operations and shareholders' equity for the three and nine months ended June 29, 2019 and June 30, 2018, and the cash flows for the same nine month periods.
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
On September 30, 2018, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. Upon adoption, the Company recognized an increase to its fiscal 2019 beginning Retained Earnings balance of $7.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 13, "Revenue from Contracts with Customers," for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted and the standard must be adopted using a modified retrospective approach. The Company plans to adopt the standard in the first quarter of fiscal year 2020 and intends to elect the package of practical expedients offered, which allows entities to not reassess: (i) whether any contracts prior to the adoption date are or contain leases, (ii) lease classification, and (iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance. While the Company is currently evaluating accounting policy elections and assessing overall impacts this standard will on its Consolidated Financial Statements, the new guidance is expected to have a material impact on the Consolidated Balance Sheets upon adoption, primarily due to the recognition of right-of-use assets and operating lease liabilities.
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
2.    Inventories
Inventories as of June 29, 2019 and September 29, 2018 consisted of the following (in thousands):

	June 29, 2019	September 29, 2018
Raw materials	$629,668	$579,377
Work-in-process	52,470	102,337
Finished goods	75,068	112,632
Total inventories, net	$757,206	$794,346

In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of June 29, 2019 and September 29, 2018 was $128.8 million and $87.7 million, respectively.
In the first quarter of fiscal year 2019, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for fiscal 2018. Refer to Note 13, "Revenue from Contracts with Customers," for further information.
3.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of June 29, 2019 and September 29, 2018, consisted of the following (in thousands):

	June 29, 2019	September 29, 2018
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	133,000	—
Capital lease and other financing obligations	45,227	39,857
Unamortized deferred financing fees	(1,670)	(1,240)
Total obligations	326,557	188,617
Less: current portion	(138,976)	(5,532)
Long-term debt and capital lease obligations, net of current portion	$187,581	$183,085

On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount. Interest on the 2018 Notes is payable semiannually. At June 29, 2019, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new five-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300 million to $350 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the nine months ended June 29, 2019, the highest daily borrowing was $235.5 million; the average daily borrowings were $124.6 million. The Company borrowed $884.5 million and repaid $751.5 million of revolving borrowings under the Credit Facility during the nine months ended June 29, 2019. As of June 29, 2019, the Company was in compliance with all financial covenants relating to the Credit Facility, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of June 29, 2019.
The fair value of the Company’s debt, excluding capital leases, was $287.6 million and $151.9 million as of June 29, 2019 and September 29, 2018, respectively. The carrying value of the Company's debt, excluding capital leases, was $283.0 million and $150.0 million as of June 29, 2019 and September 29, 2018, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.
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
Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.3 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $78.3 million as of June 29, 2019, and $74.0 million as of September 29, 2018. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of these forward currency exchange contracts was a $0.3 million asset as of June 29, 2019, and a $1.7 million liability as of September 29, 2018.
The Company had additional forward currency exchange contracts outstanding with a notional value of $33.8 million as of June 29, 2019, and $28.6 million as of September 29, 2018. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net" within the Condensed Consolidated Statements of Comprehensive Income (Loss). The total fair value of these derivatives was a $0.3 million liability as of June 29, 2019, and a $0.1 million liability as of September 29, 2018.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 29, 2019	September 29, 2018		June 29, 2019	September 29, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$285	$292	Other accrued liabilities	$21	$1,984

Fair Values of Derivative Instruments
In thousands of dollars
	Asset Derivatives			Liability Derivatives
		June 29, 2019	September 29, 2018		June 29, 2019	September 29, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other	$89	$42	Other accrued liabilities	$400	$81

Derivative Impact on Accumulated Other Comprehensive Income (Loss) ("OCI")
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	June 29, 2019	June 30, 2018
Foreign currency forward contracts	$(578)	$(2,856)

Derivative Impact on (Loss) Gain Recognized in Income
for the Three Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		June 29, 2019	June 30, 2018
Foreign currency forward contracts	Cost of sales	$(153)	$1,894
Foreign currency forward contracts	Selling and administrative expenses	$(19)	$207
Treasury rate locks	Interest expense	$—	$66

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		June 29, 2019	June 30, 2018
Foreign currency forward contracts	Miscellaneous, net	$235	$717

Derivative Impact on Accumulated Other Comprehensive Income (Loss) ("OCI")
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)
	June 29, 2019	June 30, 2018
Foreign currency forward contracts	$275	$3,483

Derivative Impact on (Loss) Gain Recognized in Income
for the Nine Months Ended
In thousands of dollars
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
		June 29, 2019	June 30, 2018
Foreign currency forward contracts	Cost of sales	$(1,507)	$4,976
Foreign currency forward contracts	Selling and administrative expenses	$(174)	$536
Treasury Rate Locks	Interest expense	$—	$226

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		June 29, 2019	June 30, 2018
Foreign currency forward contracts	Miscellaneous, net	$1,865	$(234)

There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for the three or nine months ended June 29, 2019 and June 30, 2018.
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
The following table lists the fair values of liabilities of the Company’s derivatives as of June 29, 2019 and September 29, 2018, by input level:

Fair Value Measurements Using Input Levels (Liability)/Asset
In thousands of dollars
June 29, 2019	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$(47)	$—	$(47)

September 29, 2018
Derivatives
Forward currency forward contracts	$—	$(1,731)	$—	$(1,731)

The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.
5.    Income Taxes
Income tax expense for the three and nine months ended June 29, 2019 was $4.9 million and $20.7 million, respectively, compared to $3.1 million and $133.0 million for the three and nine months ended June 30, 2018, respectively.

The effective tax rates for the three and nine months ended June 29, 2019, were 16.5% and 22.4%, respectively, compared to the effective tax rates of 10.3% and 181.4% for the three and nine months ended June 30, 2018, respectively. The effective tax rate for the three months ended June 29, 2019 increased from the effective tax rate for the three months ended June 30, 2018, primarily due to the impact of the Global Intangible Low-Tax Income provision of the U.S. Tax Cuts & Jobs Act (“Tax Reform”). The effective tax rate for the nine months ended June 29, 2019 decreased from the effective tax rate for the nine months ended June 30, 2018, primarily due to the impact of Tax Reform, which was enacted on December 22, 2017.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions for the three months ended June 29, 2019. For the nine months ended June 29, 2019, the Company recorded an income tax benefit of $1.7 million primarily related to unrecognized tax benefits as the U.S. Department of Treasury issued additional guidance for Tax Reform. The guidance related to the treatment of foreign taxes paid that impacted the tax on the deemed repatriation of historical undistributed foreign earnings. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three and nine months ended June 29, 2019 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. or any foreign jurisdictions in which the Company operates.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended June 29, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.
6.    Earnings (Loss) Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three and nine months ended June 29, 2019 and June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss)	24,801	26,501	71,785	(59,702)
Basic weighted average common shares outstanding	29,912	32,796	30,637	33,300
Dilutive effect of share-based awards outstanding	723	855	783	—
Diluted weighted average shares outstanding	30,635	33,651	31,420	33,300
Earnings (loss) per share:
Basic	$0.83	$0.81	$2.34	$(1.79)
Diluted	$0.81	$0.79	$2.28	$(1.79)

For both the three and nine months ended June 29, 2019, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
For the three months ended June 30, 2018, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive. For the nine months ended June 30, 2018, the total number of potentially dilutive share-based awards was 0.9 million; however, these awards were not included in the computation of diluted loss per share, as doing so would have decreased the loss per share.
See also Note 11, "Shareholders' Equity," for information regarding the Company's share repurchase plans.
7.    Share-Based Compensation
The Company recognized $5.4 million and $15.4 million of compensation expense associated with share-based awards for the three and nine months ended June 29, 2019, respectively, and $4.8 million and $13.2 million for the three and nine months ended June 30, 2018, respectively.

The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled stock appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
Performance stock units ("PSUs") are payable in shares of the Company's common stock. Since fiscal 2017, grants of PSUs have vested based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 index, a market condition, and the Company's economic return performance during the three year performance period, a performance condition. The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on the relative TSR of the Company's common stock. The Company uses its stock price on grant date as the fair value assigned to PSUs that vest based on the Company's economic return performance. PSUs granted in fiscal 2016 and prior years vested based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a three year performance period. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million and is dependent upon the Company's TSR and economic return performance over the applicable performance periods.
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

Information about the Company’s three reportable segments for the three and nine months ended June 29, 2019 and June 30, 2018, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
AMER	$366,466	$298,375	$1,084,823	$899,253
APAC	384,841	383,785	1,141,394	1,080,283
EMEA	81,318	74,331	229,438	212,105
Elimination of inter-segment sales	(32,981)	(30,106)	(101,416)	(89,311)
	$799,644	$726,385	$2,354,239	$2,102,330

Operating income (loss):
AMER	$14,221	$6,799	$42,901	$28,025
APAC	51,264	55,274	151,779	154,977
EMEA	1,522	1,837	2,385	1,105
Corporate and other costs	(32,604)	(31,464)	(92,537)	(102,789)
	$34,403	$32,446	$104,528	$81,318
Other income (expense):
Interest expense	(3,711)	(2,910)	(9,105)	(10,182)
Interest income	445	1,068	1,410	4,049
Miscellaneous, net	(1,419)	(1,052)	(4,304)	(1,875)
Income before income taxes	29,718	29,552	92,529	73,310

	June 29, 2019	September 29, 2018
Total assets:
AMER	$769,891	$645,791
APAC	957,685	937,510
EMEA	211,073	193,797
Corporate and eliminations	77,582	155,544
	$2,016,231	$1,932,642

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
Below is a table summarizing the activity related to the Company’s limited warranty liability for the nine months ended June 29, 2019 and June 30, 2018 (in thousands):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Reserve balance, beginning of period	$6,646	$4,756
Accruals for warranties issued during the period	2,930	3,660
Settlements (in cash or in kind) during the period	(2,420)	(2,136)
Reserve balance, end of period	$7,156	$6,280

11.    Shareholders' Equity
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the three months ended June 29, 2019, the Company repurchased 784,493 shares for $44.4 million, at an average price of $56.61 per share. During the nine months ended June 29, 2019, the Company repurchased 2,646,125 shares for $150.7 million, at an average price of $56.95. As of June 29, 2019, $28.1 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the three months ended June 30, 2018, the Company repurchased 947,685 shares for $56.7 million, at an average price of $59.81 per share. During the nine months ended June 30, 2018, the Company repurchased 1,619,094 shares for $97.8 million, at an average price of $60.43 per share under the 2016 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
12.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on June 21, 2019, to increase the maximum facility amount from $260.0 million to $280.0 million. The maximum facility amount under the HSBC RPA as of June 29, 2019, is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended for another year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
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
The Company sold $223.6 million and $199.1 million of trade accounts receivable under these programs during the three months ended June 29, 2019 and June 30, 2018, respectively, in exchange for cash proceeds of $222.1 million and $197.8 million, respectively.
The Company sold $698.0 million and $497.4 million of trade accounts receivable under these programs during the nine months ended June 29, 2019 and June 30, 2018, respectively, in exchange for cash proceeds of $693.7 million and $494.4 million, respectively.
13.    Revenue from Contracts with Customers
Impact of Adopting Topic 606
The Company adopted Topic 606 at the beginning of fiscal 2019 using the modified retrospective method. The new standard resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is recognized over time, as products are produced, as opposed to at a point in time based upon shipping terms. As a result of the adoption of Topic 606, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

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
The effects of the adoption on the Company's Condensed Consolidated Financial Statements for the three and nine months ended June 29, 2019 were as follows (in thousands):

	Three Months Ended
	June 29, 2019 As Reported	Adjustments due to Topic 606	June 29, 2019 As Adjusted - Without Adoption of Topic 606
Net sales	$799,644	$17,728	$781,916
Cost of sales	728,614	17,741	710,873
Gross profit	71,030	(13)	71,043
Operating income	34,403	(13)	34,416
Income before income taxes	29,718	(13)	29,731
Income tax expense	4,917	1	4,916
Net income	$24,801	$(14)	$24,815

	Nine Months Ended
	June 29, 2019 As Reported	Adjustments due to Topic 606	June 29, 2019 As Adjusted - Without Adoption of Topic 606
Net sales	$2,354,239	$29,272	$2,324,967
Cost of sales	2,140,190	27,576	2,112,614
Gross profit	214,049	1,696	212,353
Operating income	104,528	1,696	102,832
Income before income taxes	92,529	1,696	90,833
Income tax expense	20,744	419	20,325
Net income	$71,785	$1,277	$70,508

	June 29, 2019 As Reported	Adjustments due to Topic 606	June 29, 2019 As Adjusted - Without Adoption of Topic 606
ASSETS
Contract assets	$105,201	$105,201	$—
Inventories	757,206	(96,534)	853,740
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$107,432	$(425)	$107,857
Retained earnings	1,141,846	9,092	1,132,754

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
Disaggregated Revenue
The tables below include the Company’s revenue for the three and nine months ended June 29, 2019, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended June 29, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$127,644	$149,312	$31,801	$308,757
Industrial/Commercial	91,347	133,374	23,174	247,895
Aerospace/Defense	80,351	47,496	23,580	151,427
Communications	64,799	26,279	487	91,565
External revenue	$364,141	$356,461	$79,042	$799,644
Inter-segment sales	2,325	28,380	2,276	32,981
Segment revenue	$366,466	$384,841	$81,318	$832,625

	Nine Months Ended June 29, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$368,843	$443,073	$97,055	$908,971
Industrial/Commercial	269,273	381,453	66,547	717,273
Aerospace/Defense	218,578	137,342	58,482	414,402
Communications	222,944	87,238	3,411	313,593
External revenue	$1,079,638	$1,049,106	$225,495	$2,354,239
Inter-segment sales	5,185	92,288	3,943	101,416
Segment revenue	$1,084,823	$1,141,394	$229,438	$2,455,655

For the three and nine months ended June 29, 2019, approximately 92% and 90% of the Company's revenue was recognized as products and services were transferred over time, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the nine months ended June 29, 2019 (in thousands):

Contract Assets
Beginning balance, September 29, 2018	$—
Cumulative effect adjustment at September 29, 2018	76,417
Revenue recognized	2,126,379
Amounts collected or invoiced	(2,097,595)
Ending balance, June 29, 2019	$105,201

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the risks of concentration of work for certain customers; the effects of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; risks related to information technology systems and data security; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2018 Form 10-K).

*    *    *

OVERVIEW
Plexus Corp. and its subsidiaries (together “Plexus,” the “Company,” or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 19,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Communications and Aerospace/Defense market sectors. Plexus is an industry leader that specializes in serving customers with highly complex products and demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. Plexus delivers customer service excellence to leading global companies by providing innovative, comprehensive solutions throughout the product’s lifecycle.
The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the “Risk Factors” section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 29, 2018, and our “Safe Harbor” Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$799.6	$726.4	$2,354.2	$2,102.3
Cost of sales	728.6	658.6	2,140.2	1,918.0
Gross profit	71.0	67.8	214.0	184.3
Gross margin	8.9%	9.3%	9.1%	8.8%
Operating income	34.4	32.4	104.5	81.3
Operating margin	4.3%	4.5%	4.4%	3.9%
Net income (loss)	24.8	26.5	71.8	(59.7)
Diluted earnings (loss) per share	$0.81	$0.79	$2.28	$(1.79)
Return on invested capital*			12.9%	15.9%
Economic return*			3.9%	6.4%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended June 29, 2019, net sales increased $73.2 million, or 10.1%, as compared to the three months ended June 30, 2018. For the nine months ended June 29, 2019, net sales increased $251.9 million, or 12.0%, as compared to the nine months ended June 30, 2018.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
AMER	$366.5	$298.4	$1,084.8	$899.2
APAC	384.8	383.8	1,141.4	1,080.3
EMEA	81.3	74.3	229.4	212.1
Elimination of inter-segment sales	(33.0)	(30.1)	(101.4)	(89.3)
Total net sales	$799.6	$726.4	$2,354.2	$2,102.3
AMER. Net sales for the three months ended June 29, 2019, in the AMER segment increased $68.1 million, or 22.8%, as compared to the three months ended June 30, 2018. The increase in net sales was driven by a $68.5 million increase in production ramps of new products for existing customers as well as overall net increased customer end-market demand, partially offset by a decrease of $8.2 million for end-of-life products.
During the nine months ended June 29, 2019, net sales in the AMER segment increased $185.6 million, or 20.6%, as compared to the nine months ended June 30, 2018. The increase in net sales was driven by a $118.0 million increase in production ramps of new products for existing customers, a $6.0 million increase in production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a $9.2 million decrease for end-of-life products and a $5.4 million reduction due to disengagements with customers.
APAC. Net sales for the three months ended June 29, 2019, in the APAC segment increased $1.0 million, or 0.3%, as compared to the three months ended June 30, 2018. The increase in net sales was the result of a $14.1 million increase in production ramps for new customers and a $12.5 million increase in production ramps of new products for existing customers. The increase was mostly offset by overall net decreased customer end-market demand.

During the nine months ended June 29, 2019, net sales in the APAC segment increased $61.1 million, or 5.7%, as compared to the nine months ended June 30, 2018. The increase in net sales was the result of a $76.9 million increase in production ramps of new products for existing customers and a $37.9 million increase in production ramps for new customers. The increase was partially offset by a $28.4 million reduction due to a disengagement with a customer, a $12.9 million decrease for end-of-life products and overall net decreased customer end-market demand.
EMEA. Net sales for the three months ended June 29, 2019, in the EMEA segment increased $7.0 million, or 9.4%, as compared to the three months ended June 30, 2018. The increase in net sales was primarily due to overall net increased customer end-market demand.
During the nine months ended June 29, 2019, net sales in the EMEA segment increased $17.3 million, or 8.2%, as compared to the nine months ended June 30, 2018. The increase in net sales was the result of a $13.3 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand.
A discussion of net sales by market sector is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Market Sector:
Healthcare/Life Sciences	$308.8	$266.0	$909.0	$751.1
Industrial/Commercial	247.9	225.5	717.3	674.0
Aerospace/Defense	151.4	114.9	414.4	324.8
Communications	91.5	120.0	313.5	352.4
Total net sales	$799.6	$726.4	$2,354.2	$2,102.3
Healthcare/Life Sciences. Net sales for the three months ended June 29, 2019, in the Healthcare/Life Sciences sector increased $42.8 million, or 16.1%, as compared to the three months ended June 30, 2018. The increase was the result of overall net increased customer end-market demand, a $7.4 million increase in production ramps for new customers and a $6.2 million increase in production ramps of new products for existing customers.
During the nine months ended June 29, 2019, net sales in the Healthcare/Life Sciences sector increased $157.9 million, or 21.0%, as compared to the nine months ended June 30, 2018. The increase was primarily the result of overall net increased customer end-market demand, a $39.3 million increase in production ramps of new products for existing customers and a $20.2 million increase in production ramps for new customers.
Industrial/Commercial. Net sales for the three months ended June 29, 2019, in the Industrial/Commercial sector increased $22.4 million, or 9.9%, as compared to the three months ended June 30, 2018. The increase was the result of a $20.1 million increase in productions ramps of new products for existing customers and a $6.6 million increase in production ramps for new customers, partially offset by a decrease due to end-of-life products.
During the nine months ended June 29, 2019, net sales in the Industrial/Commercial sector increased $43.3 million, or 6.4%, as compared to the nine months ended June 30, 2018. The increase was the result of a $31.8 million increase in production ramps of new products for existing customers, a $12.2 million increase in production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a $5.6 million decrease due to end-of-life products.
Aerospace/Defense. Net sales for the three months ended June 29, 2019, in the Aerospace/Defense sector increased $36.5 million, or 31.8%, as compared to the three months ended June 30, 2018. The increase was driven by a $28.1 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand.
During the nine months ended June 29, 2019, net sales in the Aerospace/Defense sector increased $89.6 million, or 27.6%, as compared to the nine months ended June 30, 2018. The increase was driven by an $85.5 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand, partially offset by a $4.5 million temporary reduction of business with an existing customer.
Communications. Net sales for the three months ended June 29, 2019, in the Communications sector decreased $28.5 million, or 23.8%, as compared to the three months ended June 30, 2018. The reduction in net sales was the result of a net decrease in overall customer end-market demand and an $8.2 million decrease due to end-of-life products, partially offset by a $4.1 million increase in production ramps of new products for existing customers.

During the nine months ended June 29, 2019, net sales in the Communications sector decreased $38.9 million, or 11.0%, as compared to the nine months ended June 30, 2018. The decrease was driven by a $34.2 million reduction due to disengagements with customers, a $7.4 million decrease due to end-of-life products and overall net decreased customer end-market demand. The decrease was partially offset by an $11.5 million increase in production ramps of new products for existing customers and a $10.3 million increase in production ramps for new customers.
Cost of sales. Cost of sales for the three and nine months ended June 29, 2019, increased $70.0 million and $222.2 million, respectively, as compared to the three and nine months ended June 30, 2018. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three and nine months ended June 29, 2019 and June 30, 2018, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of this amount, approximately 88% for the three months ended June 29, 2019, 89% for the nine months ended June 29, 2019, and 91% for the three and nine months ended June 30, 2018, of these costs were related to material and component costs.
As compared to the prior year periods, the increase in cost of sales for the three months ended June 29, 2019, was primarily due to the increase in net sales and fixed costs to support new program ramps. The increase in cost of sales for the nine months ended June 29, 2019 was primarily due to the increase in net sales and fixed costs to support new program ramps. The increase was partially offset by the $13.5 million one-time employee bonus (the "one-time employee bonus") that was paid during the nine months ended June 30, 2018, of which $12.6 million impacted cost of sales in that period.
Gross profit. Gross profit for the three months ended June 29, 2019 increased $3.2 million as compared to the three months ended June 30, 2018. Gross profit for the nine months ended June 29, 2019 increased $29.7 million as compared to the nine months ended June 30, 2018. Gross margin decreased 40 basis points as compared to the three months ended June 30, 2018, but increased 30 basis points as compared to the nine months ended June 30, 2018. The primary driver of the increase in gross profit as compared to the three months ended June 30, 2018, was the increase in net sales, partially offset by higher labor costs and fixed costs due to the ramp of new programs, which drove the decrease in gross margin in that period. The primary driver of the increase in gross profit and gross margin as compared to the nine months ended June 30, 2018, was the net sales increase and the one-time employee bonus that was paid during the nine months ended June 30, 2018.
Operating income. Operating income for the three months ended June 29, 2019 increased $2.0 million, or 6.2% as compared to the three months ended June 30, 2018 as a result of the increase in gross profit, partially offset by a $1.2 million increase in selling and administrative expenses ("S&A") primarily due to higher compensation expense. Operating margin of 4.3% decreased 20 basis points as compared to the three months ended June 30, 2018 as a result of the decrease in gross margin.
Operating income for the nine months ended June 29, 2019 increased $23.2 million, or 28.5%, as compared to the nine months ended June 30, 2018 as a result of the increase in gross profit. This was partially offset by a $6.5 million increase in S&A primarily due to an increase in compensation expense, partially offset by $0.9 million due to the one-time employee bonus that was paid during the nine months ended June 30, 2018, as noted above. Operating margin of 4.4% increased 50 basis points as compared to the nine months ended June 30, 2018 primarily as a result of the one-time employee bonus.
A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating income (loss):
AMER	$14.2	$6.8	$42.9	$28.0
APAC	51.3	55.3	151.8	155.0
EMEA	1.5	1.8	2.4	1.1
Corporate and other costs (1)	(32.6)	(31.5)	(92.6)	(102.8)
Total operating income	$34.4	$32.4	$104.5	$81.3
(1) The nine months ended June 30, 2018, include the $13.5 million one-time employee bonus.
AMER. Operating income for the three months ended June 29, 2019, in the AMER segment increased $7.4 million as compared to the three months ended June 30, 2018, primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased costs to support new program ramps.
During the nine months ended June 29, 2019, operating income in the AMER segment increased $14.9 million as compared to the nine months ended June 30, 2018, primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased costs to support new program ramps.

APAC. Operating income for the three and nine months ended June 29, 2019, in the APAC segment decreased $4.0 million and $3.2 million, respectively, as compared to the three and nine months ended June 30, 2018, primarily as a result of a negative shift in customer mix and increased costs to support new program ramps, partially offset by the increase in net sales.
EMEA. Operating income for the three months ended June 29, 2019, in the EMEA segment decreased $0.3 million as compared to the three months ended June 30, 2018, primarily due to a negative shift in customer mix and increased costs to support new program ramps, partially offset by the increase in net sales.
During the nine months ended June 29, 2019, operating income in the EMEA segment increased $1.3 million as compared to the nine months ended June 30, 2018, primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased costs to support new program ramps.
Other expense. Other expense for the three months ended June 29, 2019 increased $1.8 million as compared to the three months ended June 30, 2018 due to an $0.8 million increase in interest expense and a $0.6 million decrease in interest income.
Other expense for the nine months ended June 29, 2019 increased $4.0 million as compared to the nine months ended June 30, 2018, due to a $2.6 million decrease in interest income, a $1.4 million increase in factoring fees related to the Company's accounts receivable sale programs and a $1.1 million decrease in foreign exchange gains, partially offset by a $1.1 million decrease in interest expense.
Income taxes. Income tax expense and effective income tax rates for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income tax expense, as reported	$4.9	$3.1	$20.7	$133.0
One-time impact of Tax Reform	—	—	(7.0)	(124.5)
Impact of one-time employee bonus	—	—	—	0.3
Income tax expense, as adjusted (1)	$4.9	$3.1	$13.7	$8.8

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Effective tax rate, as reported	16.5%	10.3%	22.4%	181.4%
One-time impact of Tax Reform	—	—	(7.6)	(169.8)
Impact of one-time employee bonus	—	—	—	(1.4)
Effective tax rate, as adjusted (1)	16.5%	10.3%	14.8%	10.2%

(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding the one-time impact of Tax Reform and the one-time employee bonus provides additional insight over the change from the comparative reporting periods by excluding these non-recurring expenses. In addition, the Company believes that its effective tax rate, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its effective tax rate calculated in accordance with U.S. GAAP.

The effective tax rate for the three months ended June 29, 2019 increased from the effective tax rate for the three months ended June 30, 2018, primarily due to the impact of the Global Intangible Low-Taxed Income provision of the U.S. Tax Cuts & Jobs Act ("Tax Reform"). The effective tax rate, as reported, for the nine months ended June 29, 2019 decreased from the effective tax rate, as reported for the nine months ended June 30, 2018, primarily due to the impact of Tax Reform.
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

Net income (loss). Net income for the three months ended June 29, 2019 decreased $1.7 million to $24.8 million as compared to net income of $26.5 million for the three months ended June 30, 2018. Net income decreased as compared to the prior year primarily due to the increase in income tax expense as a result of the impact of the Global Intangible Low-Tax Income provision of Tax Reform, as discussed above.
Net income for the nine months ended June 29, 2019 increased $131.5 million to $71.8 million as compared to the net loss of $59.7 million for the nine months ended June 30, 2018. Net income increased as compared to the prior year primarily as a result of the $112.3 million decrease in income tax expense, which, as noted above, was substantially due to the impact of Tax Reform, as well as the increase in operating income previously discussed.
Diluted earnings (loss) per share. Diluted earnings per share for the three months ended June 29, 2019 was $0.81, a $0.02 increase from diluted earnings per share of $0.79 for the three months ended June 30, 2018. The increase primarily resulted from decreased weighted average shares outstanding due to increased share repurchase activity.
Diluted earnings per share for the nine months ended June 29, 2019 was $2.28, as compared to diluted loss per share of $1.79 for the nine months ended June 30, 2018. The increase primarily resulted from decreased tax expense related to the impact of Tax Reform and increased net income in the nine months ended June 29, 2019, as noted above.
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
We review our internal calculation of WACC annually, and our estimated WACC is 9.0% for fiscal 2019. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 12.9% and 15.9% for the nine months ended June 29, 2019 and June 30, 2018, respectively.
For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using U.S. GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	Nine Months Ended
	June 29, 2019	June 30, 2018
Annualized operating income (tax effected)	$118.5	$113.8
Average invested capital	921.4	716.4
After-tax ROIC	12.9%	15.9%
WACC	9.0%	9.5%
Economic Return	3.9%	6.4%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $205.4 million as of June 29, 2019, as compared to $297.7 million as of September 29, 2018.
As of June 29, 2019, 97.5% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $72.9 million due to cash payments for accrued income taxes related to Tax Reform. The table below provides the expected timing of these future cash outflows, excluding $9.1 million of foreign withholding taxes on the deemed repatriation of undistributed foreign earnings since the exact timing of the payments is unknown as of June 29, 2019. The remaining $63.8 million represents U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period in accordance with the following installment schedule (in millions):

2020	$5.6
2021	5.6
2022	5.6
2023	5.6
2024	10.4
2025	13.9
2026	17.1
Total	$63.8
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash provided by operating activities	$7.0	$41.5
Cash used in investing activities	$(73.3)	$(51.7)
Cash used in financing activities	$(26.2)	$(228.4)
Operating Activities. Cash flows provided by operating activities were $7.0 million for the nine months ended June 29, 2019, as compared to cash flows provided by operating activities of $41.5 million for the nine months ended June 30, 2018. The decrease was primarily due to cash flow (reductions) improvements of:

•	$(135.8) million in accounts payable cash flows driven by reduced purchasing activity in an effort to manage inventory.

•	$(50.6) million in accounts receivable cash flows, which resulted primarily from the increase in net sales.

•	$68.6 million in inventory cash flows driven by inventory management efforts.

•	$46.1 million in customer deposit cash flows driven by significant deposits received from two customers during the nine months ended June 29, 2019.

•	$32.3 million in other current and noncurrent liabilities cash flows driven by an increase in advance payments from customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	June 29, 2019	June 30, 2018
Days in accounts receivable	52	48
Days in contract assets	12	—
Days in inventory	95	105
Days in accounts payable	(54)	(66)
Days in cash deposits	(16)	(14)
Annualized cash cycle	89	73
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in cash deposits. On September 30, 2018, the Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606).  For the three months ended June 29, 2019, cash cycle days include contract assets and an associated reduction in inventory. As the guidance was adopted using a modified retrospective approach, no impact to prior periods was required to be recognized.
As of June 29, 2019, annualized cash cycle days increased 16 days compared to June 30, 2018 due to the following factors:
Days in accounts receivable for the three months ended June 29, 2019 increased four days compared to the three months ended June 30, 2018. The increase is primarily attributable to the timing of customer shipments and payments, partially offset by an increase in accounts receivable sold under factoring programs.
Days in contract assets for the three months ended June 29, 2019 increased 12 days compared to the three months ended June 30, 2018 due to the impact of the adoption of Topic 606.
Days in inventory for the three months ended June 29, 2019 decreased 10 days compared to the three months ended June 30, 2018. The decrease is primarily attributable to inventory that was recognized with over time revenue as part of our adoption of Topic 606.
Days in accounts payable for the three months ended June 29, 2019 decreased 12 days compared to the three months ended June 30, 2018. The decrease is primarily attributable to reduced purchasing activity in connection with our inventory management efforts.
Days in cash deposits for the three months ended June 29, 2019 increased two days compared to the three months ended June 30, 2018, primarily driven by significant deposits received from three customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flows provided by operations less capital expenditures. FCF was $(67.6) million for the nine months ended June 29, 2019, compared to $(10.6) million for the nine months ended June 30, 2018, a decrease of $57.0 million, primarily due to a $34.4 million decrease in cash flows provided by operations due to the factors discussed above, and a $22.5 million increase in capital expenditures, which is discussed below.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash flows provided by operating activities	$7.0	$41.5
Payments for property, plant and equipment	(74.6)	(52.1)
Free cash flow	$(67.6)	$(10.6)
Investing Activities. Cash flows used in investing activities were $73.3 million for the nine months ended June 29, 2019, compared to $51.7 million for the nine months ended June 30, 2018. The increase in cash used in investing activities was due to a $22.5 million increase in capital expenditures primarily to fund both the purchase of equipment and building improvements for our new manufacturing facility in Penang, Malaysia, and the construction of a second manufacturing facility in Guadalajara, Mexico.
We estimate funded capital expenditures for fiscal 2019 to be approximately $80.0 to $90.0 million, of which $74.6 million was utilized through the first nine months of fiscal 2019. The remaining fiscal 2019 capital expenditures are anticipated to be used primarily in the construction of the second manufacturing facility in Guadalajara, Mexico, and to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.

Financing Activities. Cash flows used in financing activities were $26.2 million for the nine months ended June 29, 2019 compared to $228.4 million for the nine months ended June 30, 2018. The decrease was primarily attributable to a $241.0 million decrease in pay-downs on our Credit Facility. The decrease was also due to a $25.0 million reduction in the balance of outstanding senior notes as a result of refinancing $175.0 million in principal amount of Notes that matured in the third quarter of fiscal 2018 by repaying $25.0 million in principal amount and by issuing $150.0 million in principal amount of the 2018 Notes (as defined below), and a $7.5 million decrease related to proceeds from the exercise of stock options. This was partially offset by a $52.9 million increase in cash used to repurchase our common stock.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During the nine months ended June 29, 2019, the Company repurchased 2,646,125 shares under this program for $150.7 million, at an average price of $56.95 per share. As of June 29, 2019, $28.1 million of authority remained under the 2018 Program.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During the nine months ended June 30, 2018, the Company repurchased 1,619,094 shares for $97.8 million, at an average price of $60.43 per share under the 2016 Program.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of June 29, 2019, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new five-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility referred to as the "Credit Facility), which expanded the maximum commitment from $300 million to $350 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. For further information regarding the Credit Facility, see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements. The financial covenants (as defined under the related Credit Agreement) require, among other covenants, that the Company maintain, as of each fiscal quarter end, a maximum total leverage ratio and a minimum interest coverage ratio. As of June 29, 2019, the Company was in compliance with all financial covenants of the Credit Facility.
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
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended on June 21, 2019, to increase the maximum facility amount from $260.0 million to $280.0 million. The maximum facility amount under the HSBC RPA as of June 29, 2019 is $60.0 million. The MUFG RPA is subject to expiration on October 3, 2019, but will be automatically extended for another year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA.
The Company sold $223.6 million and $199.1 million of trade accounts receivable under these programs during the three months ended June 29, 2019 and June 30, 2018, respectively, in exchange for cash proceeds of $222.1 million and $197.8 million, respectively.
The Company sold $698.0 million and $497.4 million of trade accounts receivable under these programs during the nine months ended June 29, 2019 and June 30, 2018, respectively, in exchange for cash proceeds of $693.7 million and $494.4 million, respectively.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of June 29, 2019 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining2019	2020-2021	2022-2023	2024 and thereafter
Debt Obligations (1)	$326.3	$133.0	$12.4	$12.2	$168.7
Capital Lease Obligations (2)	50.8	3.0	8.4	4.5	34.9
Operating Lease Obligations	43.3	2.7	16.8	10.8	13.0
Purchase Obligations (3)	592.9	368.0	221.0	3.8	0.1
Repatriation Tax on Undistributed Foreign Earnings (4)	63.8	—	11.2	11.0	41.6
Other Liabilities on the Balance Sheet (5)	13.4	0.1	3.8	2.6	6.9
Other Liabilities not on the Balance Sheet (6)	8.9	—	2.0	1.4	5.5
Other Financing Obligations (7)	120.1	1.1	8.7	9.2	101.1
Total Contractual Obligations	$1,219.5	$507.9	$284.3	$55.5	$371.8

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 3, "Debt, Capital Lease Obligations and Other Financing" in Notes to Condensed Consolidated Financial Statements for further information.

2)
As of June 29, 2019, capital lease obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leasebacks in Guadalajara, Mexico.

3)	As of June 29, 2019, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)	Consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of June 29, 2019, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $4.2 million, as of June 29, 2019, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of June 29, 2019, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	June 29, 2019	June 30, 2018
Net sales	9.9%	9.6%
Total costs	15.6%	15.2%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of June 29, 2019, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2019 there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended June 29, 2019.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
March 31, 2019 to April 27, 2019	155,723	$63.54	155,723	$62,637,842
April 28, 2019 to May 25, 2019	261,717	$57.89	261,717	$47,486,079
May 26, 2019 to June 29, 2019	367,053	$52.74	367,053	$28,126,055
Total	784,493	$56.61	784,493

* On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program").

ITEM 6.	Exhibits
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
First Amendment, dated as of June 25, 2019, to the Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Noteholders named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028. (Reflects non-material changes finalized in June 2019.)

10.2
Amendment No. 9 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of June 21, 2019. (Reflects non-material changes finalized in June 2019.)

10.3
Credit Agreement, dated as of May 15, 2019, among Plexus Corp., the banks, financial institutions and other institutional lenders listed on the signature pages thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, PNC Bank, National Association, Bank of America, N.A., MUFG Bank, Ltd., HSBC Bank USA, N.A., Bank of the West and Wells Fargo Bank, National Association, as co-documentation agents, and JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as joint lead arrangers and joint book runners (including the related subsidiary guaranty).

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document - (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plexus Corp.
Registrant

Date: 8/2/19	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date: 8/2/19	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer