Form 10-K
period 2019-09-28
PLEXUS CORP
filed 2019-11-15
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 30, 2019, 30,241,262 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based upon the $60.95 closing price of the registrant's common stock on the last trading day of its fiscal second quarter, as reported on the Nasdaq Global Select Market) held by non-affiliates (excludes 697,197 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $1.8 billion.
As of November 11, 2019, there were 29,178,745 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

PLEXUS CORP.

Form 10-K for the Fiscal Year Ended
September 28, 2019

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-K that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix, low volumes and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings.

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

We specialize in working in industries with highly complex products and demanding regulatory environments. Plexus has partnerships with approximately 140 customers in the Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications market sectors. We leverage our expertise to understand the unique needs of our customers' markets and have aligned our processes to provide flexibility, create efficiency and deliver superior quality. Our customers have stringent quality, reliability and regulatory requirements, requiring exceptional production and supply chain agility. Their products require complex configuration management, direct order fulfillment (to end customers), global logistics management and aftermarket services. In order to service the complexities that our customers' products demand, we utilize our full suite of solution offerings to support our customers’ products from concept to end of life.

Plexus is passionate about being a global leader at serving markets consisting of highly complex customer programs and demanding regulatory environments. Our customers look to us to fulfill programs characterized by unique flexibility, technology, quality and regulatory requirements. To deliver on our strategy, we align our operations, processes, workforce and financial metrics to create:

•	A high performance, accountable organization with a talented workforce that is deeply passionate about driving growth through customer service excellence;

•	Strategic growth by using customer driven, sector based go-to-market strategies; and

•	Execution driven by a collaborative, customer-centric culture that continuously evaluates and optimizes our business processes to strive to create shareholder value.

We operate flexible manufacturing facilities and design our processes to accommodate customers with multiple product lines and configurations. One or more uniquely configured "focus factories," supported by tailored supply chain and logistics solutions, are designed to meet the flexibility and responsiveness needed to support customer fulfillment requirements.

We accomplish our go-to-market strategy through the four market sectors we serve. Each sector has a market sector vice president, as well as business development and customer management leaders who together oversee and provide leadership to teams that include business development directors, customer directors or managers, supply chain, engineering and manufacturing subject matter experts, and market sector analysts. These teams maintain expertise related to each market sector and execute sector strategies aligned to that market’s unique quality and regulatory requirements.

Our market sector teams help define Plexus' strategy for growth with a particular emphasis on expanding the value-added solutions we offer customers. Our sales and marketing efforts focus on targeting new customers and expanding business with existing customers. We believe our ability to provide a full range of product realization services gives us a business advantage.

Our financial model aligns with our business strategy. Our primary focus is to earn a return on invested capital ("ROIC") 500 basis points above our weighted average cost of capital ("WACC"), which we refer to as "Economic Return." We review our internal calculation of WACC annually; for fiscal 2019, our WACC was 9.0%. We believe economic profit is a fundamental driver of shareholder value. Plexus measures economic profit by taking the difference between ROIC and WACC and multiplying it by invested capital. By exercising discipline to generate a ROIC in excess of our WACC, with focus on economic profit, our goal is to ensure that we create value for our shareholders. For more information regarding ROIC and Economic Return, which are non-GAAP financial measures, refer to "Management’s Discussion and Analysis of Financial Condition - Results of Operations - Return on Invested Capital ("ROIC") and Economic Return" in Part II, Item 7. For a reconciliation of ROIC and Economic Return to our financial statements that were prepared using accounting principles generally accepted in the U.S. ("U.S. GAAP" or "GAAP"), see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

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

Plexus serves a diverse customer landscape that includes industry-leading, branded product companies, along with other technology pioneering start-ups and emerging companies that may or may not maintain manufacturing capabilities. In addition to prime technology advancements, key government and policy trends impact our business, including the U.S. Food and Drug Administration’s ("FDA") approval of new medical devices, defense procurement practices, and other government and regulatory processes. Plexus may benefit from increasing outsourcing trends.

We provide most of our optimized solutions on a turnkey basis, and we typically procure all materials required for product assembly. We provide select services on a consignment basis, meaning the customer supplies the necessary materials and Plexus provides the labor and other services required for product assembly. In addition to manufacturing, turnkey service requires material procurement and warehousing and involves greater resource investments than consignment services. Other than certain test equipment, manufacturing equipment, and software used for internal operations, we do not design or manufacture our own proprietary products.

Established in 1979 as a Wisconsin corporation, we have over 19,000 employees, including over 3,300 engineers and technologists dedicated to product development and design, test equipment development and design, and manufacturing process development and control, all of whom operate from 26 active facilities, totaling approximately 4.0 million square feet. Plexus' facilities are strategically located to support the global supply chain, engineering, manufacturing, and aftermarket service needs of customers in our targeted market sectors.

Plexus maintains a website at www.plexus.com. As soon as is reasonably practical, after we electronically file or furnish all reports to the Securities and Exchange Commission ("SEC"), we provide online copies of such reports, free of charge. These reports include: Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD, and amendments to those reports. These reports are also accessible at the SEC's website at www.sec.gov. Our Code of Conduct and Business Ethics is also posted on our website. You may access these SEC reports and the Code of Conduct and Business Ethics by following the links under "Investors" at our website.

Solutions
With integrated Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, we proactively tackle tough challenges throughout the product lifecycle. It is how our teams strive to create innovative and efficient paths to get products to market.

Design and Development - Plexus was established with engineering as a core competency and has built a reputation for success. Our customers are able to partner with a collaborative team of approximately 675 development engineers to create new products. Using the same tools and processes throughout our eight Design Centers worldwide, we leverage the latest technology and state-of-the-art design automation methodologies to provide comprehensive new product development and value engineering solutions.

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

Manufacturing - Our approach to manufacturing focuses on innovation, continuous improvement and superior quality and delivery. With a global footprint and scalable operations, we aim to tailor our manufacturing environment to meet each customer’s needs worldwide. As we strive for zero defects, we endeavor to empower all employees with the knowledge that exceptional quality begins with each individual member of our team. As a result, we believe Plexus is positioned to support the complex technology and regulatory needs of the industries we serve and to provide customers with innovative and dependable manufacturing services.

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

We have additional certifications and/or registrations held by certain facilities in the following regions:

	AMER	APAC	EMEA
Medical Standard ISO 13485:2016	X	X	X
21 CFR Part 820 (FDA) (Finished Medical)	X	X	X
JMGP accreditation	X	X	X
GMP-Korea certification		X	X
ANVISA accreditation		X	X
Environmental Standard ISO - 14001	X	X	X
Environmental Standard OSHAS 18001		X	X
ANSI/ESD (Electrostatic Discharge Control Program) S20.20	X	X
ITAR (International Traffic and Arms Regulation) self-declaration	X
Aerospace Standard AS9100	X	X	X
NADCAP certification	X	X	X
FAR 145 certification (FAA repair station)	X
EASA repair approval	X
ATEX/IECEx certification			X
IRIS certification (Railway)		X
ISO 50001:2011 (energy management)			X

Customers and Market Sectors Served
Our customers range from large multinational companies to smaller emerging technology companies. During fiscal 2019, we served approximately 140 customers. We offer advanced design and production capabilities, allowing our customers to concentrate on their core competencies. Plexus helps accelerate our customers' time to market, reduce their investment in engineering and manufacturing capacity, and optimize total product cost.

General Electric Company ("GE") accounted for 12.4%, 12.3% and 12.2% of our net sales during fiscal 2019, 2018 and 2017, respectively. No other customer accounted for 10.0% or more of our net sales in any of the last three fiscal years.
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

The distribution of our net sales by market sectors for the indicated fiscal years is shown in the following table:

Industry	2019	2018	2017
Healthcare/Life Sciences	38%	36%	34%
Industrial/Commercial	31%	32%	31%
Aerospace/Defense	19%	16%	16%
Communications	12%	16%	19%
Total net sales	100%	100%	100%

Although our current business development focus is based on our targeted market sectors, we evaluate our financial performance and allocate our resources geographically (see Note 11 in Notes to Consolidated Financial Statements regarding our reportable segments). Plexus offers a uniform array of services for customers in each market sector and, aside from the specific go-to-market teams, we do not dedicate operational equipment, personnel, facilities or other resources to particular market sectors, nor internally track our costs and resources per market sector.

Materials and Suppliers
We typically purchase raw materials, including PCBs and electronic components, from manufacturers and distributors. Under certain circumstances, we will purchase components from brokers, customers, or competitors. The key electronic components we purchase include: specialized components, semiconductors, interconnect products, electronic subassemblies (including memory modules, power supply modules and cable and wire harnesses), inductors, resistors, and capacitors.

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

Competition
Plexus operates in a highly competitive market, with a goal to be best-in-class at meeting the unique needs of our customers. With integrated Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, we proactively tackle tough challenges throughout the product lifecycle. A number of competitors may provide electronics manufacturing and engineering services similar to Plexus. Others may be more established in certain industry sectors, or have greater financial, manufacturing, or marketing resources. Smaller competitors compete mainly in specific sectors and within limited geographic areas. Plexus also competes with in-house capabilities of current and potential customers. Plexus maintains awareness and knowledge of our competitors' capabilities in order to remain highly competitive within our target markets.

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

Environmental Compliance
We are subject to a variety of environmental regulations relating to air emission standards and the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. We believe that we are in compliance with all federal, state, and foreign environmental laws and do not anticipate any significant expenditures in maintaining our compliance; however, there can be no assurance that violations will not occur which could have a material adverse effect on our financial results.

Social Responsibility
Plexus is committed to social responsibility throughout our global business operations. As a member of the Responsible Business Alliance ("RBA"), we have taken an active role in improving not only our own practices, but influencing and holding others accountable throughout our supply chain to improve their focus on important social principles. We consider a variety of standards for socially responsible practices, including, but not limited to, local and federal legal requirements in the jurisdictions where we operate, the International Organization for Standardization’s "Guidance for Social Responsibility" (ISO 26000) and standards established by the RBA. Our commitment to social responsibility focuses on four key areas: (1) responsible employer, (2) community steward, (3) global citizen and (4) industry steward.

Responsible Employer - We advocate for diversity, combat human trafficking activities, encourage and provide employee development opportunities, strive to ensure safe and healthy working conditions, promote an appropriate work/life balance for our employees, encourage wellness initiatives and reinforce responsible values in our culture.

Community Steward - We promote and financially contribute to programs involving science and technology in education and causes that make a meaningful impact to the communities in which we operate. We encourage our employees' involvement in community charitable organizations, as well as volunteerism, and we partner with community organizations to promote local business.

Global Citizen - We actively work to reduce waste, water use and greenhouse gas emissions from our operations, work with suppliers to develop similar programs and partner with customers to help design more efficient and environmentally friendly products.

Industry Steward - We take an active role in industry coalitions focused on improving working conditions around the world, the environment and ethical business practices. We train our supply chain on important social initiatives, such as detecting and preventing forced labor, and we collaborate with customers to advance sustainability initiatives.

Employees
We make a considerable effort, and invest at all levels of the organization, to maintain a highly qualified and engaged work force. We offer enhanced career opportunities to many of our employees. Our human resources department identifies career objectives and monitors specific skill development opportunities for employees with potential for advancement. We have a policy of involvement and consultation with employees at every facility and strive for continuous improvement at all levels.

We employ over 19,000 employees. Given the quick response times required by our customers, we seek to maintain flexibility to scale our operations as necessary to maximize efficiency. To do so we use skilled temporary labor in addition to our full-time employees. Approximately 250 and 1,500 of our employees in the United Kingdom and Mexico, respectively, are covered by union agreements. These union agreements are typically renewed at the beginning of each year, although in a few cases these agreements may last two or more years. Our employees in China, Germany, Malaysia, Romania and the United States are not covered by union agreements. We have no history of labor disputes at any of our facilities, and we believe that our employee relationships are generally positive and stable.

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
Net sales to our 10 largest customers have represented a majority of our net sales in recent periods. Our 10 largest customers accounted for 54.6% of our net sales for the fiscal year ended September 28, 2019, and 57.2% of our net sales for the fiscal year ended September 29, 2018. During each of the fiscal years ended September 28, 2019, and September 29, 2018, there was one customer that represented 10.0% or more of our net sales.
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
In addition, we focus our sales efforts on customers in only a few market sectors. Each of these sectors is subject to macroeconomic conditions as well as trends and conditions that are sector specific. Economic, business or regulatory conditions that affect the sector, or the Company’s failure to choose appropriate sectors, can particularly impact Plexus. For instance, sales in the Healthcare/Life Sciences sector are substantially affected by trends in the healthcare industry, such as government reimbursement rates and uncertainties relating to the U.S. healthcare sector generally. Additionally, the semiconductor industry has historically been subject to significant cyclicality and volatility.
Further, potential reductions in U.S. government agency spending, including those due to budget cuts or other political developments or issues, could affect opportunities in all of our market sectors. Any weakness in our customers' end markets could affect our business and results of operations.

We rely on timely and regular payments from our customers, and also have receivables factoring agreements in place; therefore, deterioration in the payment experience with or credit quality of our major customers, or issues with the counterparties to our factoring agreements, could have a material adverse effect on our financial condition and results of operations. The inability or failure of our major customers to meet their obligations to us or their bankruptcy, insolvency or liquidation may adversely affect our business, financial condition and results of operations.
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
We have operations in many countries; operations outside of the U.S. in the aggregate represent a majority of our net sales and operating income, with a particular concentration in Malaysia. In addition, although we have repatriated a substantial amount of cash since the enactment of the U.S. Tax Cuts and Jobs Act ("U.S. Tax Reform" or "Tax Reform"), a significant amount of our cash balances remain held outside of the U.S., with a particular concentration in Malaysia and China. We purchase a significant number of components manufactured in various countries. These international aspects of our operations, which are likely to increase over time, subject us to the following risks that could materially impact our operations and operating results:

•	economic, political or civil instability

•	transportation delays or interruptions

•	exchange rate fluctuations

•	potential disruptions or restrictions on our ability to access cash amounts held outside of the U.S.

•
changes in labor markets, such as government-mandated wage increases, increases to minimum wage requirements, changes in union-related laws and regulations, limitations on immigration or the free movement of labor or restrictions on the use of migrant workers, and difficulties in appropriately staffing and managing personnel in diverse cultures

•	compliance with laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the E.U. General Data Protection Regulation, applicable to companies with global operations

•	changes to the North American Free Trade Agreement ("NAFTA"), including as a result of the expected approval of the United States-Mexico-Canada Agreement (the "USMCA")

•	changes in the taxation of earnings both in the U.S. and in other countries

•	reputational risks related to, among other factors, varying standards and practices among countries

•	changes in duty rates

•	significant natural disasters and other events or factors impacting local infrastructure

•	the impact of the United Kingdom’s expected exit from the European Union ("Brexit")

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
Changes in policies by the U.S. or other governments could negatively affect our operating results due to trade wars, changes in duties, tariffs or taxes, currency exchange rate fluctuations, or limitations on currency or fund transfers, as well as government-imposed restrictions on producing certain products in, or shipping them to, specific countries. In 2018, Canada, Mexico and the United States negotiated the USMCA, which is intended to update and replace NAFTA and is subject to ratification by all three countries before it becomes fully effective, with many of its provisions not effective until calendar year 2020. The USMCA is similar to NAFTA; however, it contains several new compliance obligations addressing such issues as rules of origin, labor standard, certificate of origin documentation and de minimis thresholds, as well as new policies on labor and environmental standards, intellectual property protections and some digital trade provisions. While certain aspects of the USMCA may be positive, others, including potentially higher regulatory compliance costs, may have a negative impact on our business and adversely affect our operations in Mexico. Also, our current facilities in Mexico operate under the Mexican Maquiladora ("IMMEX") program. This program provides for reduced tariffs and eased import regulations. We could be adversely affected by changes in the IMMEX program or our failure to comply with its requirements. Additionally, increasing tariffs and other trade protection measures between the U.S. and China may affect the cost of our products originating in China as well as the demand for our products manufactured in China in the event our customers reduce operations in China as a result of such tariffs or trade protection measures. These actions could also affect the cost and/or availability of components that we procure from suppliers in China.
The United Kingdom's expected exit from the European Union has resulted in currency exchange rate fluctuations and volatility. The terms of Brexit are not yet known as negotiations continue between the U.K. and the E.U. Given the lack of comparable precedent, the implications of Brexit, or how such implications might affect the Company (which also has operations in Scotland), remain unclear at this time. Brexit could, among other impacts, disrupt trade and the movement of goods, services and people between the United Kingdom and the European Union or other countries, disrupt the stability of the European Union generally, and lead to a downturn in consumer sentiment as well as overall negative economic growth, as well as create legal, political, regulatory and global economic uncertainty. These and other potential implications could adversely affect the Company's business and financial results.
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
Rapid increases in customer requirements may stress personnel and other capacity resources. We may not have sufficient resources, including personnel and components, at any given time to meet all of our customers' demands or to meet the requirements of a specific program, which could result in a loss of business from such customers.
We have a complex business model, and our failure to properly manage or execute on that model, as well as an inability to maintain our engineering, technological and manufacturing process expertise, could adversely affect our operations, financial results and reputation.
Our business model focuses on products and services in the highly complex products and demanding regulatory environments segment of our industry. Our customers' products typically require significant production and supply-chain flexibility, in some cases necessitating optimized demand-pull-based manufacturing and supply chain solutions across an integrated global platform. The products we manufacture are also typically complex, heavily regulated, and require complicated configuration management and direct order fulfillment capabilities to global end customers. In addition, we offer Aftermarket Services to our customers, which add to the complexity of our business model.

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
The complexity of our service model, which encompasses a broad range of services in the product realization process including Design and Development, Supply chain Solutions, New Product Introduction, Manufacturing and Aftermarket Services, often results in complex and challenging contractual obligations as well as commitments from us to our customers. In addition, customer expectations have also increased in recent years with respect to certain capabilities, commitments, allocation of risk and compliance with third party standards. If we fail to meet those obligations, are otherwise unable to execute on our commitments or unsuccessfully mitigate such risks, it could result in claims against us or adversely affect our reputation and our ability to obtain future business, as well as impair our ability to enforce our rights (including those related to payment) under those contracts.
In addition, if we fail to effectively manage or execute our business model, we also may lose customer confidence and our reputation may suffer. The Company's reputation is the foundation of our relationships with key stakeholders. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to maintain or expand business opportunities could be impaired and our financial results could suffer on a going-forward basis.
Many of the markets for our manufacturing, engineering, aftermarket and other services are characterized by rapidly changing technology and evolving process developments. Our internal processes are also subject to these factors. The continued success of our business will depend upon our continued ability to:

•	retain our qualified engineering and technical personnel, and attract additional qualified personnel, especially in times of tight labor markets

•	maintain and enhance our technological capabilities

•	choose and maintain appropriate technological and service capabilities

•	successfully manage the implementation and execution of information systems

•	develop and market services that meet changing customer needs

•	effectively execute our services and perform to our customers' expectations, and

•	successfully anticipate, or respond to, technological changes on a cost-effective and timely basis.

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
We generally do not have long-term supply agreements. We experience, and in the future will likely continue to experience, raw material and component shortages due to supplier capacity constraints, or their failure to deliver. We also experience increased lead times to procure certain types of components from time to time, including during fiscal 2019. Such constraints can also be caused by world events, such as government policies, tariffs, trade wars, trade disputes and trade protection measures, terrorism, armed conflict, natural disasters, economic recession, increased demand due to economic growth, preferential allocations and other localized events. We currently rely on a limited number of suppliers for many of the raw materials and components used in the assembly process and, in some cases, may be required to use suppliers that are the sole provider of a particular raw material or component. Such suppliers may encounter quality problems, labor disputes, financial difficulties or business continuity issues that could preclude them from delivering raw materials or components timely or at all. Supply shortages and delays in deliveries of raw materials or components have in some cases resulted in delayed production of assemblies, which have increased our inventory levels and adversely affected our operating results in certain periods. Additionally, a delay in obtaining a particular component may result in other components for the related project being held for longer periods of time, increasing working capital and risking inventory obsolescence. An inability to obtain sufficient inventory on a timely basis or successfully execute on our business continuity processes, could also harm relationships with our customers.
In addition, raw materials and components that are delivered to us may not meet our specifications or other quality criteria. Certain materials provided to us may be counterfeit or violate the intellectual property rights of others. The need to obtain replacement materials and parts may negatively affect our manufacturing operations. The inadvertent use of any such parts or products may also give rise to liability claims. Further, the commitments made to us by our suppliers, and the terms applicable to such relationships, may not match all the commitments we make to, and the terms of our arrangements with, our customers, and such variations may lead us to incur additional expense or liability and/or cause other disruptions to our business.
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
Most of our services are provided on a turnkey basis, under which we purchase some, or all, of the required materials and components based on customer forecasts or orders. Suppliers may require us to purchase materials and components in minimum order quantities that may exceed customer requirements. A customer's cancellation, delay or reduction of forecasts or orders can also result in excess inventory or additional expense to us. Engineering changes by a customer may result in obsolete materials or components. While we attempt to cancel, return or otherwise mitigate excess and obsolete inventory, require customers to reimburse us for these items and/or price our services to address related risks, we may not actually be reimbursed timely or in full, be able to collect on these obligations or adequately reflect such risks in our pricing. In addition to increasing inventory in certain instances to support new program ramps, we may also increase inventory if we experience component shortages or longer lead times for certain components in order to maintain a high level of customer service. In such situations, we may procure components earlier, which has led to an increase in inventory in the short term and may lead to increased, excess, or obsolete inventory in the future. Excess or obsolete inventory, the need to acquire increasing amounts of inventory due to shortages, customer demand or otherwise, or other failures to manage our working capital, could adversely affect our operating results, including our return on invested capital.
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
Our engagement with new customers, as well as the addition of new programs or types of services for existing customers, can present challenges in addition to opportunities. We must initially determine whether it would be in our interests from a business perspective to pursue a particular potential new customer, program or service, including evaluating whether the customer, program or service fits with our value proposition as well as its potential end-market success. If we make the decision to proceed, we need to ensure that our terms of engagement, including our pricing and other contractual provisions, appropriately reflect the strategic nature of the customer, anticipated costs, risks and rewards. The failure to make prudent engagement decisions or to establish appropriate terms of engagement could adversely affect our profitability and margins.
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
In recent years, ramping new programs has been a key contributor to our revenue growth. The management of resources in connection with the establishment of new or recent programs and customer relationships, as well as program transfers between facilities and geographies, and the need to estimate required resources in advance of production can adversely affect our gross and operating margins and level of working capital. These factors are particularly evident in the early stages of the life-cycle of new programs, which typically lack a track record of order volume and timing as well as production efficiencies in the early stages. We typically manage multiple new programs at any given time; therefore, we are exposed to these factors in varying magnitudes. In addition, if any of these programs or customer relationships were delayed or terminated, our operating results could be negatively impacted, particularly in the short-term.
The effects of these start-up costs and inefficiencies can also occur when we transfer programs between locations and geographies. We conduct these transfers on a regular basis to meet customer needs, seek long-term efficiencies or respond to market conditions, as well as due to facility openings and closures. We may also be required to transfer projects between facilities due to tariffs and other trade measures impacting particular countries such as China. Although we try to recover costs from our customers and minimize the potential losses arising from transitioning customer programs between our facilities and geographies, we may not be successful and there are inherent risks that such transitions can result in operational inefficiencies and the disruption of programs and customer relationships.
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
Expansion and consolidation, including the transfer of operations to new or other facilities or due to acquisitions, can inherently include additional costs and start-up inefficiencies. For example, in fiscal 2019 and the first quarter of fiscal 2020 construction was completed on additional facilities in Penang, Malaysia, and Guadalajara, Mexico, respectively, which are intended to supplement our footprint in those particular regions. If we are unable to effectively manage our recent or future expansions and consolidations, or related anticipated net sales are not realized, our operating results could be adversely affected. In addition, we may expand our operations in new geographical areas where currently we do not operate. Other risks of current or future expansions, acquisitions and consolidations include:

•	the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value

•	challenges faced as a result of transitioning programs

•	incurrence of restructuring costs or other charges that may be insufficient or may not have their intended effects

•	additional fixed or other costs, or selling and administrative expenses, which may not be fully absorbed by new business

•	a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities, as well as the increased costs associated with opening new facilities

•	difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans

•	diversion of management's attention from other business areas during the planning and implementation of expansions

•	strain placed on our operational, financial and other systems and resources, and

•	inability to locate sufficient customers, employees or management talent to support the expansion.

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
In addition, to meet our customers' needs, particularly when the production requirements of certain products are site-specific, to achieve increased efficiencies, or to address factors affecting specific locations, such as tariffs and trade disputes, we sometimes require additional capacity in one location while reducing capacity in another. Since customers’ needs and market conditions can vary and change rapidly, we may find ourselves in a situation where we simultaneously experience the effects of contraction in one location and expansion in another location. We may also encounter situations where our lack of a physical presence in certain locations may limit or foreclose opportunities.
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
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to malicious damage, intrusions and outages due to, among other events, viruses, cyber threats, industrial espionage (internal or external), hacking, break-ins and similar events, other breaches of security, natural disasters, power loss or telecommunications failures. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency, redundancy and recovery processes, as well as by purchasing insurance; however, these measures may not be sufficient. Moreover, we are subject to increasing expectations and data security requirements from our customers, including those related to the Federal Acquisition Regulation, including the Defense Federal Acquisition Regulation Supplement. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of our or our customers' financial, product or other confidential information, result in adverse regulatory or other legal actions and have a material adverse effect on our business and reputation.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. For example, the European Union's General Data Protection Regulation (the "GDPR") and similar legislation in jurisdictions in which we operate impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.

Changes in tax laws, potential tax disputes, negative or unforeseen tax consequences or further developments affecting our deferred tax assets could adversely affect our results.
The Company's effective tax rate is highly dependent upon the geographic mix of earnings across the jurisdictions where we operate. Changes in tax laws or tax rates in those jurisdictions, including, but not limited to, as a result of actions by the U.S. (including additional guidance and interpretations related to U.S. Tax Reform) or other countries or Brexit, could continue to have a material impact on our operating results. Among other things, the Company has been, and is expected to continue to be, affected by the global intangible low-taxed income ("GILTI") provisions added by U.S. Tax Reform and related new tax legislation, interpretations and guidance. The Company's effective tax rate may also be impacted by tax holidays and other various tax credits granted by local taxing authorities. In addition, the implementation of U.S. Tax Reform has required the use of estimates, which may be refined in future periods. All incentives, including a tax holiday granted to our Malaysian subsidiary, are subject to certain terms and conditions. While we expect to comply with these conditions, we would experience adverse tax consequences if we are found to not be in compliance or if the terms and conditions of the tax holiday are unfavorably altered by the local taxing authorities.
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
Particularly as a publicly held company, we are subject to increasingly stringent laws, regulations and other requirements, including those affecting, among other areas, our accounting, internal controls, data protection and privacy, corporate governance practices, securities disclosures and reporting.
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
Failure to comply with these laws and regulations can result in, among other consequences, fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, or total or partial suspension of production, including debarment, as well as damage to our reputation.
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
A failure to comply with customer-driven policies and standards, and third-party certification requirements or standards, including those related to social responsibility, could adversely affect our business and reputation.
In addition to government regulations and industry standards, our customers may require us to comply with their own or third-party quality standards, business policies, commercial terms, or other social responsibility policies or standards, which may be more restrictive than current laws and regulations as well as our pre-existing policies and/or terms with our suppliers, before they commence, or continue, doing business with us. Such policies or standards may be customer-driven, established by the industry sectors in which we operate or imposed by third party organizations.
Our compliance with these heightened and/or additional policies, standards and third-party certification requirements, and managing a supply chain in accordance therewith, could be costly, and our failure to comply could adversely affect our operations, customer relationships, reputation and profitability. In addition, our adoption of these standards could adversely affect our cost competiveness, ability to provide customers with required service levels and ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices. In certain circumstances, to meet the requirements or standards of our customers we may be obligated to select certain suppliers or make other sourcing choices, and we may bear responsibility for adverse outcomes even if these matters are as the result of third-party actions or outside of our control.
Changes to financial accounting rules or standards, or challenges to our interpretation or application of the rules by regulators, may have a material adverse effect on our reported financial results or on the way we conduct business.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to interpret and create accounting policies. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. For example, new FASB guidance that impacts revenue recognition criteria was effective for the Company beginning in the first quarter of fiscal year 2019. The new standard resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue stream, whereby revenue is now being recognized "over time" as production occurs as opposed to at a "point in time" upon physical delivery. The new standard is also expected to continue to affect the Company's ability to forecast financial results in the near term.
See also "Recently Issued Accounting Pronouncements Not Yet Adopted" within Note 1, "Description of Business and Significant Accounting Policies," in Part II, Item 8, Notes to Consolidated Financial Statements for information regarding the expected impact of new standards and/or guidance on the Company's consolidated financial statements.

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
Even if customers or third parties, such as component suppliers, are responsible for defects, they may not, or may not be able to, assume responsibility for any such costs or required payments to us. While we seek to secure contractual protection and/or to insure against many of these risks, we may not have practical recourse against certain suppliers, and contractual protections, insurance coverage or supplier warranties, as well as our other risk mitigation efforts, may be inadequate, not cost effective or unavailable, either in general or for particular types of products or issues. We occasionally incur costs defending claims, and any such disputes could adversely affect our business relationships.
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
Our success depends in large part on the continued services of our key management and technical personnel, and on our ability to attract, develop and retain qualified employees, particularly highly skilled design, process and test engineers involved in the development of new products and processes and the manufacture of products. The competition for these individuals is significant, especially in tight labor markets, and the loss of key employees could harm our business.
From time to time, there are changes and developments, such as retirements, promotions, transitions, disability, death and other terminations of service that affect our executive officers and other key employees, including those that are unexpected. Transitions or other changes in responsibilities among officers and key employees, particularly those that are unanticipated, unplanned or not executed effectively, inherently can cause disruptions to our business and operations, as well as harm our reputation, which could have an effect on our results.
We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of union organizing activities, work actions, tightening labor markets or other labor issues, could substantially affect our operations and results.
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
Some of our facilities are located in areas that may be impacted by natural disasters, including tornadoes, hurricanes, earthquakes, water shortages, tsunamis and floods. All facilities are subject to other natural or man-made disasters such as those related to weather events or global climate change, fires, acts of terrorism or war, breaches of security, theft or espionage, workplace violence and failures of utilities. If such an event was to occur and we did not have an effective business continuity plan in place, our business could be harmed due to the event itself or due to our inability to effectively manage the effects of the particular event, with the impact of the event potentially magnified in areas where we have multiple facilities. Potential harms include the loss of business continuity, the loss of business data and damage to infrastructure.
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
Although we have credit facilities, we cannot be certain that our existing credit arrangements will provide all of the financing capacity that we will need in the future or that we will be able to change the credit facilities or revise covenants, if necessary, to accommodate changes or developments in our business and operations and/or increased working capital needs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under that facility would be adversely affected. In addition, it is possible that counterparties to our financial agreements, including our credit agreement and receivables factoring programs, may not be willing or able to meet their obligations, either due to instability in the global financial markets or otherwise, which could, among other impacts, increase the duration of our cash collection cycle.
Our future success may depend on our ability to obtain additional financing and capital to support possible future growth and future initiatives. During fiscal 2019, we successfully refinanced our revolving credit facility to, among other changes, expand the maximum commitment from $300 million to $350 million. We also have the potential to increase capacity under our revolving credit facility from $350 million to $600 million with the approval of the lenders. In addition, we also have receivables factoring programs. Many of our borrowings are at variable interest rates and therefore our interest expense is subject to increase if rates, including LIBOR, increase. The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR, and it is unclear whether the banks currently reporting information used to set LIBOR will stop doing so after 2021. Although the consequences of these developments cannot be predicted at this time, should LIBOR no longer be available, the rates under our variable rate indebtedness could increase and access to capital could be adversely impacted.
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
While we have primarily chosen an organic growth strategy in recent years, we may grow through acquisitions and strategic arrangements, such as our fiscal 2018 acquisition of the assets of one of the business lines of Cascade Controls, Inc. ("Cascade"), a company that provides new product introduction services. If we were to pursue future growth through acquisitions, including the acquisition of operations divested by our customers, or similar transactions, this would involve significant risks that could have a material adverse effect on us. These risks include:
Operating risks, such as:

•	the inability to integrate successfully our acquired operations' businesses, systems and personnel

•	the inability to realize anticipated synergies, economies of scale or other value

•	the difficulties in scaling up production and coordinating management of operations at new sites

•	the strain placed on our personnel, systems and resources

•	the possible modification or termination of an acquired business' customer programs, including the loss of customers and the cancellation of current or anticipated programs, and

•	the loss of key employees of acquired businesses.
Financial risks, such as:

•	the use of cash resources, or incurrence of additional debt and related interest expense

•	the dilutive effect of the issuance of additional equity securities

•	the effect of potential volatility or weakness in our stock price on its use as consideration for acquisitions

•	the inability to achieve expected operating margins to offset the increased fixed costs associated with acquisitions, or inability to increase margins of acquired businesses to our desired levels

•	the incurrence of large write-offs or write-downs

•	the impairment of intangible assets, and

•	the unforeseen liabilities of the acquired businesses.

ITEM 1B.    UNRESOLVED SEC STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities comprise an integrated network of engineering and manufacturing centers with our corporate headquarters located in Neenah, Wisconsin. We own or lease facilities with approximately 4.0 million square feet of capacity. This includes approximately 1.6 million square feet in AMER, approximately 2.0 million square feet in APAC and approximately 0.4 million square feet in EMEA. Our active facilities as of September 28, 2019, are described in the following table:

Location	Type	Size (sq. ft.)	Owned/Leased
AMER
Neenah, Wisconsin	Manufacturing	418,000	Owned
Guadalajara, Mexico	Manufacturing/Engineering	265,000	Leased
Nampa, Idaho	Manufacturing	216,000	Owned
Appleton, Wisconsin	Manufacturing	205,000	Owned
Buffalo Grove, Illinois (1)	Manufacturing	189,000	Leased
Neenah, Wisconsin	Global Headquarters	104,000	Owned
Neenah, Wisconsin	Engineering	90,000	Leased
Raleigh, North Carolina	Engineering	41,000	Leased
Portland, Oregon	Manufacturing	29,000	Leased
Louisville, Colorado	Engineering	26,000	Leased

APAC
Penang, Malaysia (1)	Manufacturing/Engineering	1,480,000	Owned
Hangzhou, China (1)	Manufacturing	234,000	Leased
Xiamen, China	Manufacturing	133,000	Owned
Xiamen, China (1)	Manufacturing	122,000	Leased
Kaki Bukit, Singapore	Manufacturing	12,000	Leased

EMEA
Oradea, Romania	Manufacturing/Engineering	296,000	Owned
Livingston, Scotland	Manufacturing/Engineering	62,000	Leased
Kelso, Scotland	Manufacturing	57,000	Owned
Darmstadt, Germany	Engineering	21,000	Leased

(1)	The facilities in Buffalo Grove, Illinois, Penang, Malaysia, Xiamen, China and Hangzhou, China include more than one building.

In June 2018, construction began on a second leased manufacturing facility in Guadalajara, Mexico. Construction was completed in the first quarter of fiscal 2020.

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
Executive Officers
See "Information about our Executive Officers" in Part III, Item 10, "Directors, Executive Officers and Corporate Governance," of this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Performance Graph
The Company’s common stock trades on the Nasdaq Stock Market in the Nasdaq Global Select Market tier (symbol: PLXS).
The following graph compares the cumulative total return on Plexus common stock with the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Stock Market Index for Electronic Components Companies, both of which include Plexus. The values on the graph show the relative performance of an investment of $100 made on September 26, 2014, in Plexus common stock and in each of the indices as of the last business day of the respective fiscal year.
Comparison of Cumulative Total Return

180
160
140
120
100
80
60
40
DOLLARS
2014
2015
2016
2017
2018
2019
Plexus
Nasdaq-US
Nasdaq-Electronics

	2014	2015	2016	2017	2018	2019
Plexus	$100	$101	$124	$148	$155	$166
Nasdaq-US	100	100	114	135	159	163
Nasdaq-Electronics	100	95	111	140	149	154
Shareholders of Record
As of November 11, 2019, we had 406 shareholders of record.
Dividends
We have not paid any cash dividends in the past. We currently anticipate that in the foreseeable future the majority of earnings will be retained to finance the development of our business and our authorized share repurchases. However, the Company evaluates from time to time potential uses of excess cash, which in the future may include additional share repurchases, a special dividend or recurring dividends. See also Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a discussion of the Company’s intentions regarding dividends and loan covenants that could restrict dividend payments.

Issuer Purchases of Equity Securities
The following table provides the specified information about the repurchases of shares by the Company during the three months ended September 28, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
June 30, 2019 to July 27, 2019	213,829	$58.57	213,829	$15,603,033
July 28, 2019 to August 24, 2019	260,650	57.96	260,650	$496,150
August 25, 2019 to September 28, 2019	63,420	59.53	63,420	$46,721,047
	537,899	$58.38	537,899
(1) On February 14, 2018, the Board of Directors approved an additional stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the Company's previous stock repurchase program. During the three months ended September 28, 2019, the 2018 Program was completed. On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase up to $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program.

ITEM 6.    SELECTED FINANCIAL DATA
Financial Highlights (dollars in thousands, except per share amounts)

	Fiscal Years Ended
Income Statement Data	September 28, 2019	September 29, 2018	September 30, 2017	October 1, 2016	October 3, 2015(6)
Net sales	$3,164,434	$2,873,508	$2,528,052	$2,556,004	$2,654,290
Gross profit	291,838	257,600	255,855	227,359	239,550
Gross margin percentage	9.2%	9.0%	10.1%	8.9%	9.0%
Operating income (2) (3) (4)	142,055	118,283	129,908	99,439	115,436
Operating margin percentage (2) (3) (4)	4.5%	4.1%	5.1%	3.9%	4.3%
Net income (1) (2) (3) (4)	108,616	13,040	112,062	76,427	94,332
Earnings per share (diluted) (1) (2) (3) (4)	$3.50	$0.38	$3.24	$2.24	$2.74
Cash Flow Statement Data
Cash flows provided by operations	$115,300	$66,831	$171,734	$127,738	$76,572
Capital equipment additions	90,600	62,780	38,538	31,123	35,076
Balance Sheet Data
Total assets	$2,000,883	$1,932,642	$1,976,182	$1,765,819	$1,691,760
Total debt obligations	287,980	188,617	313,107	262,509	261,806
Shareholders’ equity	865,576	921,143	1,025,939	916,797	842,272
Return on invested capital (5)	13.1%	16.1%	16.2%	13.8%	14.0%
Inventory turnover ratio	3.8x	3.6x	3.7x	4.2x	4.3x

(1)
During fiscal 2019, the Company recorded $7.0 million of special tax expense in accordance with regulations under U.S. Tax Reform, and reasserted that certain historical undistributed earnings of two foreign subsidiaries will be permanently reinvested, resulting in a $10.5 million benefit.

(2)	During fiscal 2019, the Company recorded $1.7 million, $1.5 million net of taxes, in restructuring costs, which are included in operating income.
(3)	During fiscal 2018, the Company recorded $85.9 million of non-recurring income tax expense due to the enactment of U.S. Tax Reform and paid a $13.5 million one-time non-executive employee bonus.
(4)
During fiscal 2016, the Company recorded $7.0 million in restructuring costs and $5.2 million in selling and administrative expenses, which are included in operating income. The $7.0 million was largely related to the Company's closure of its manufacturing facility in Fremont, California, and the partial closure of its Livingston, Scotland facility. The $5.2 million was related to accelerated share-based compensation expense recorded pursuant to the retirement agreement with the Company's former Chief Executive Officer. During fiscal 2015 the Company recorded $1.7 million of restructuring costs, largely related to the Company's consolidation of its manufacturing facilities in Wisconsin, as well as its relocation of manufacturing operations from Juarez, Mexico to Guadalajara, Mexico.

(5)
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

(6)	Fiscal 2015 included 53 weeks. All other periods presented included 52 weeks.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. Since 1979, Plexus has been partnering with companies to create the products that build a better world. We are a team of over 19,000 employees, providing global support for all facets of the product realization process – Design and Development, Supply Chain Solutions, New Product Introduction, Manufacturing, and Aftermarket Services – to companies in the Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications market sectors. Plexus is an industry leader that specializes in serving customers with highly complex products used in demanding regulatory environments in the Americas ("AMER"), Asia-Pacific ("APAC") and Europe, Middle East, and Africa ("EMEA") regions. Plexus delivers customer service excellence to leading global companies by providing innovative, comprehensive solutions throughout the product’s lifecycle.
A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on the Form 10-K for the fiscal year ended September 29, 2018, which was filed with the SEC on November 16, 2018, and is available on the SEC’s website at www.sec.gov as well as our Inventor Relations website at www.plexus.com.
The following information should be read in conjunction with our consolidated financial statements included herein and "Risk Factors" included in Part I, Item 1A herein.
RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data for the indicated fiscal years (dollars in millions, except per share data):

	2019	2018
Net sales	$3,164.4	$2,873.5
Cost of sales	2,872.6	2,615.9
Gross profit	291.8	257.6
Gross margin	9.2%	9.0%
Operating income	142.1	118.3
Operating margin	4.5%	4.1%
Other expense	16.1	10.7
Income tax expense	17.3	94.6
Net income	108.6	13.0
Diluted earnings per share	$3.50	$0.38
Return on invested capital*	13.1%	16.1%
Economic return*	4.1%	6.6%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. Fiscal 2019 net sales increased $290.9 million, or 10.1%, as compared to fiscal 2018.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.

A discussion of net sales by reportable segment is presented below for the indicated fiscal years (in millions):

	2019	2018
Net sales:
AMER	$1,429.3	$1,218.9
APAC	1,557.2	1,498.0
EMEA	309.9	281.5
Elimination of inter-segment sales	(132.0)	(124.9)
Total net sales	$3,164.4	$2,873.5
AMER. Net sales for fiscal 2019 in the AMER segment increased $210.4 million, or 17.3%, as compared to fiscal 2018. The increase in net sales was driven by a $181.7 million increase in production ramps of new products for existing customers, a $13.5 million increase in production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a $16.4 million decrease for end-of-life products and a $6.0 million reduction due to disengagements with customers.
APAC. Net sales for fiscal 2019 in the APAC segment increased $59.2 million, or 4.0%, as compared to fiscal 2018. The increase in net sales was driven by an $87.3 million increase in production ramps of new products for existing customers and a $58.1 million increase in production ramps for new customers. The increase was partially offset by a $28.4 million reduction due to a disengagement with a customer, a $7.3 million decrease for end-of-life products and overall net decreased customer end-market demand.
EMEA. Net sales for fiscal 2019 in the EMEA segment increased $28.4 million, or 10.1%, as compared to fiscal 2018. The increase in net sales was the result of a $20.2 million increase in production ramps of new products for existing customers, a $4.2 million increase in production ramps for new customers and overall net increased customer end-market demand. The increase was partially offset by a $6.2 million reduction due to a disengagement with a customer.
Our net sales by market sector for the indicated fiscal years were as follows (in millions):

Market Sector	2019	2018
Healthcare/Life Sciences	$1,220.0	$1,039.9
Industrial/Commercial	981.2	917.7
Aerospace/Defense	588.6	445.1
Communications	374.6	470.8
Total net sales	$3,164.4	$2,873.5
Healthcare/Life Sciences. Net sales for fiscal 2019 in the Healthcare/Life Sciences sector increased $180.1 million, or 17.3%, as compared to fiscal 2018. The increase was driven by overall net increased customer end-market demand, a $32.7 million increase in production ramps of new products for existing customers and a $26.9 million increase in production ramps for new customers.
Industrial/Commercial. Net sales for fiscal 2019 in the Industrial/Commercial sector increased $63.5 million, or 6.9%, as compared to fiscal 2018. The increase was driven by a $64.8 million increase in production ramps of new products for existing customers and a $33.2 million increase in production ramps for new customers. The increase was partially offset by a $7.3 million decrease due to end-of-life products, a $4.2 million decrease due to a disengagement with a customer and overall net decreased customer end-market demand.
Aerospace/Defense. Net sales for fiscal 2019 in the Aerospace/Defense sector increased $143.5 million, or 32.2%, as compared to fiscal 2018. The increase was driven by a $120.2 million increase in production ramps of new products for existing customers, a $9.9 million increase in production ramps for new customers and overall net increased customer end-market demand.
Communications. Net sales for fiscal 2019 in the Communications sector decreased $96.2 million, or 20.4%, as compared to fiscal 2018. The decrease was driven by a $37.3 million reduction due to disengagements with customers, a $15.3 million decrease due to end-of-life products and overall net decreased customer end-market demand. The decrease was partially offset by an $18.1 million increase in production ramps of new products for existing customers and a $4.5 million increase in production ramps for new customers.

As a percentage of consolidated net sales, net sales attributable to customers representing 10% or more of consolidated net sales as well as the percentage of net sales attributable to our ten largest customers for the indicated fiscal years were as follows:

	2019	2018
General Electric Company ("GE")	12.4%	12.3%
Top 10 customers	54.6%	57.2%
Cost of sales. Cost of sales for fiscal 2019 increased $256.7 million, or 9.8%, as compared to fiscal 2018. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. In fiscal 2019 and 2018, approximately 89% of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 86% and 88% of these costs in fiscal 2019 and 2018, respectively, were related to material and component costs.
As compared to fiscal 2018, the increase in cost of sales in fiscal 2019 was primarily driven by the increase in net sales and increased fixed costs to support program ramps. Partially offsetting the increase was a positive shift in customer mix and the $13.5 million one-time employee bonus (the "one-time employee bonus") that was paid during fiscal 2018, of which $12.6 million impacted cost of sales in that period.
Gross profit. Gross profit for fiscal 2019 increased $34.2 million, or 13.3%, as compared to fiscal 2018. Gross margin of 9.2% increased by 20 basis points as compared to fiscal 2018. The primary driver of the increases in gross profit and gross margin as compared to fiscal 2018 was the increase in net sales, a positive shift in customer mix and the one-time employee bonus that was paid during fiscal 2018.
Operating income. Operating income for fiscal 2019 increased $23.8 million, or 20.1%, as compared to fiscal 2018 as a result of the increase in gross profit as well as the non-recurrence of the one-time employee bonus that was paid during fiscal 2018, as noted above. This was partially offset by an $8.8 million increase in selling and administrative expenses, driven by a $4.9 million increase in compensation expense, and $1.7 million of restructuring costs. Operating margin of 4.5% increased 40 basis points compared to fiscal 2018 primarily due to the increase in gross margin as a result of the factors discussed above.
A discussion of operating income by reportable segment is presented below (in millions):

	2019	2018
Operating income (loss):
AMER	$57.8	$38.6
APAC	208.2	213.9
EMEA	4.5	1.5
Corporate and other costs	(128.4)	(135.7)
Total operating income	$142.1	$118.3
AMER. Operating income increased $19.2 million in fiscal 2019 as compared to fiscal 2018, primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs to support new program ramps.
APAC. Operating income decreased $5.7 million in fiscal 2019 as compared to fiscal 2018, primarily as a result of a negative shift in customer mix and increased fixed costs to support new program ramps, partially offset by the increase in net sales.
EMEA. Operating income increased $3.0 million in fiscal 2019 as compared to fiscal 2018 primarily as a result of the increase in net sales and a positive shift in customer mix, partially offset by increased fixed costs to support new program ramps.
Other expense. Other expense for fiscal 2019 increased $5.4 million as compared to fiscal 2018. The increase in other expense for fiscal 2019 was primarily due to a $2.7 million decrease in interest income as a result of lower cash balances and a $1.5 million increase in factoring fees related to the Company's accounts receivable sale programs.

Income taxes. Income tax expense and effective annual income tax rates for fiscal 2019 and 2018, as well as information as to the effects of the U.S. Tax Reform in fiscal 2018, were as follows (dollars in millions):

	2019	2018
Income tax expense, as reported (GAAP)	$17.3	$94.6
Accumulated foreign earnings assertion	10.5	—
U.S. Tax Reform	(7.0)	(85.9)
Impact of other special tax items	0.2	(1.1)
Impact of valuation allowance release	—	3.6
Impact of one-time employee bonus	—	0.3
Income tax expense, as adjusted (non-GAAP) (1)	$21.0	$11.5

	2019	2018
Effective tax rate, as reported (GAAP)	13.8%	87.9%
Accumulated foreign earnings assertion	8.4	—
U.S. Tax Reform	(5.6)	(79.8)
Impact of other special tax items	(0.1)	(1.0)
Impact of valuation allowance release	—	3.4
Impact of one-time employee bonus	—	(1.0)
Effective tax rate, as adjusted (non-GAAP) (1)	16.5%	9.5%
(1) We believe the non-GAAP presentation of income tax expense and the effective annual tax rate excluding special tax items, the one-time employee bonus and restructuring charges provides additional insight over the change from the comparative reporting periods by isolating the impact of these significant, special items. In addition, the Company believes that its income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze the Company’s operating performance and supplement, but do not replace, its income tax expense and effective tax rate calculated in accordance with U.S. GAAP.
Income tax expense for fiscal 2019 was $17.3 million compared to $94.6 million for fiscal 2018. The decrease is primarily due to the $85.9 million impact of Tax Reform that was recorded in fiscal 2018, which was partially offset by an increase in tax expense due to the global intangible low-taxed income provisions ("GILTI") of Tax Reform in fiscal 2019. Income tax expense also decreased by $10.5 million in fiscal 2019 as the Company reasserted that certain historical undistributed earnings of two foreign subsidiaries will be permanently reinvested based on the expected working capital requirements of these two foreign subsidiaries.

The $94.6 million of income tax expense recorded during fiscal 2018 included $85.9 million related to the enactment of Tax Reform. Included in the fiscal 2018 income tax expense was a $3.6 million benefit for the valuation allowance released against the net deferred tax assets in the U.S. as the Company is subject to GILTI.

Our annual effective tax rate varies from the U.S. statutory rate of 21.0% primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary located in the APAC segment where we derive a significant portion of our earnings. Our effective tax rate also may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The Company has been granted a tax holiday for a foreign subsidiary operating in the APAC segment. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which we expect to continue to comply. In fiscal 2019 and 2018, the holiday resulted in tax reductions of approximately $23.9 million net of the impact of the GILTI provisions of Tax Reform ($0.79 per basic share, $0.77 per diluted share) and $39.1 million ($1.19 per basic share, $1.15 per diluted share), respectively.
See also Note 6, "Income Taxes," in Notes to Consolidated Financial Statements for additional information regarding our tax rate.
The annual effective tax rate for fiscal 2020 is expected to be approximately 13.0% to 15.0%.
Net Income. Net income for fiscal 2019 increased $95.6 million, or 735.4%, from fiscal 2018 to $108.6 million. Net income increased primarily as a result of the $77.3 million decrease in income tax expense, which as noted above was substantially due to the impact of Tax Reform in fiscal 2018, as well as the increase in operating income previously discussed.

Diluted earnings per share. Diluted earnings per share for fiscal 2019 and 2018, as well as information as to the effects of special events that occurred in the indicated periods, as previously discussed and detailed below, were as follows (dollars in millions):

	2019	2018
Diluted earnings per share, as reported (GAAP)	$3.50	$0.38
Restructuring costs, net of tax	0.05	—
U.S. Tax Reform	0.23	2.46
Accumulated foreign earnings assertion	(0.35)
One-time employee bonus, net of tax	—	0.39
Diluted earnings per share, as adjusted (non-GAAP) (1)	$3.43	$3.23
(1) We believe the non-GAAP presentation of diluted earnings per share excluding special tax items, consisting of those related to Tax Reform and a change in our permanent reinvestment assertions related to undistributed earnings of two foreign subsidiaries, as well as restructuring costs and the one-time employee bonus, provide additional insight over the change from the comparative reporting periods by eliminating the effects of special or unusual items. In addition, the Company believes that its diluted earnings per share, as adjusted, enhances the ability of investors to analyze the Company’s operating performance and supplements, but does not replace, its diluted earnings per share calculated in accordance with U.S. GAAP.
Diluted earnings per share increased to $3.50 in fiscal 2019 from $0.38 in fiscal 2018 primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
Return on Invested Capital ("ROIC") and Economic Return. We use a financial model that is aligned with our business strategy and includes a ROIC goal of 500 basis points over our weighted average cost of capital ("WACC"), which we refer to as "Economic Return." Our primary focus is on our Economic Return goal of 5.0%, which is designed to create shareholder value and generate sufficient cash to self-fund our targeted organic revenue growth rate of 12.0%. ROIC and Economic Return are non-GAAP financial measures.
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
We review our internal calculation of WACC annually. Our WACC was 9.0% for fiscal year 2019 and 9.5% for fiscal year 2018. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. Fiscal 2019 ROIC of 13.1% reflects an Economic Return of 4.1%, based on our weighted average cost of capital of 9.0%, and fiscal 2018 ROIC of 16.1% reflects an Economic Return of 6.6%, based on our weighted average cost of capital of 9.5% for that fiscal year.
For a reconciliation of ROIC, Economic Return and adjusted operating income (tax effected) to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this annual report on Form 10-K, which exhibit is incorporated herein by reference.

Refer to the table below, which includes the calculation of ROIC and Economic Return (dollars in millions) for the indicated periods:

	2019	2018
Adjusted operating income (tax effected)	$120.7	$118.6
Average invested capital	923.1	$735.6
After-tax ROIC	13.1%	16.1%
WACC	9.0%	9.5%
Economic Return	4.1%	6.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $226.3 million as of September 28, 2019, as compared to $297.7 million as of September 29, 2018.
As of September 28, 2019, 96.8% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
Our future cash flows from operating activities will be reduced by $65.1 million due to cash payments for U.S. federal taxes on the deemed repatriation of undistributed foreign earnings that are payable over an eight year period that began in fiscal 2019 with the first payment. The table below provides the expected timing of these future cash outflows, in accordance with the following installment schedule for the remaining seven years (in millions):

2020	$5.5
2021	5.7
2022	5.7
2023	5.7
2024	10.6
2025	14.2
2026	17.7
Total	$65.1
Cash Flows. The following table provides a summary of cash flows for fiscal 2019 and 2018, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	2019	2018
Cash provided by operating activities	$115.3	$66.8
Cash used in investing activities	$(89.4)	$(74.6)
Cash used in financing activities	$(97.2)	$(265.5)
Operating Activities. Cash flows provided by operating activities were $115.3 million for fiscal 2019, as compared to $66.8 million for fiscal 2018. The increase was primarily due to cash flow improvements (reductions) of:

•	$159.4 million in inventory cash flows driven by inventory management efforts.

•	$66.4 million in customer deposit cash flows driven by significant deposits received from three customers.

•	$(150.1) million in accounts payables cash flows driven by reduced purchasing in an effort to manage inventory.

•	$(66.0) million in accounts receivable cash flows, which resulted primarily from the increase in net sales.

•	$14.1 million in other current and noncurrent liabilities cash flows driven by an increase in advance payments from customers.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	September 28, 2019	September 29, 2018
Days in accounts receivable	55	47
Days in contract assets	10	—
Days in inventory	87	104
Days in accounts payable	(55)	(66)
Days in cash deposits	(17)	(12)
Annualized cash cycle	80	73
We calculate days in accounts receivable and contract assets as each balance sheet item for the respective quarter divided by annualized sales for the respective quarter by day. We calculate days in inventory, accounts payable, and cash deposits as each balance sheet line item for the respective quarter divided by annualized cost of sales for the respective quarter by day. We calculate annualized cash cycle as the sum of days in accounts receivable, days in contract assets and days in inventory, less days in accounts payable and days in cash deposits. On September 30, 2018, the Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606).  For the three months ended September 28, 2019, cash cycle days include contract assets and an associated reduction in inventory. As the guidance was adopted using a modified retrospective approach, no impact to prior periods was required to be recognized.
As of September 28, 2019, annualized cash cycle days increased seven days compared to September 29, 2018 due to the following factors:
Days in accounts receivable for the three months ended September 28, 2019 increased eight days compared to the three months ended September 29, 2018. The increase is primarily attributable to the timing of customer shipments and payments and an unfavorable change in the payment terms mix, partially offset by an increase in accounts receivable sold under factoring programs.
Days in contract assets for the three months ended September 28, 2019 increased 10 days compared to the three months ended September 29, 2018. The increase is due to the impact of the adoption of Topic 606.
Days in inventory for the three months ended September 28, 2019 decreased 17 days compared to the three months ended September 29, 2018. The decrease is primarily attributable to inventory that was recognized with over time revenue as part of our adoption of Topic 606 as well as inventory management efforts.
Days in accounts payable for the three months ended September 28, 2019 decreased 11 days compared to the three months ended September 29, 2018. The decrease is primarily attributable to reduced purchasing activity in connection with our inventory management efforts.
Days in cash deposits for the three months ended September 28, 2019 increased five days compared to the three months ended September 29, 2018. The increase was primarily attributable to significant deposits received from two customers to cover higher inventory balances.
Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by operations less capital expenditures. FCF was $24.7 million for fiscal 2019 compared to $4.0 million for fiscal 2018, an increase of $20.7 million.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	2019	2018
Cash flows provided by operating activities	$115.3	$66.8
Payments for property, plant and equipment	(90.6)	(62.8)
Free cash flow	$24.7	$4.0
Investing Activities. Cash flows used in investing activities were $89.4 million for fiscal 2019 compared to $74.6 million for fiscal 2018. The increase in cash used in investing activities was due to a $27.8 million increase in capital expenditures, primarily to fund both the purchase of equipment and building improvements for our new manufacturing facility in Penang, Malaysia, and the construction of a second manufacturing facility in Guadalajara, Mexico. This change was partially offset by $12.4 million in cash flows used in investing activities for the acquisition of the assets of one of the business lines of Cascade Controls, Inc. in fiscal 2018. See Note 16, "Acquisition," in Notes to Consolidated Financial Statements for further information.
We utilized available cash and operating cash flows as the sources for funding our operating requirements during fiscal 2019. We currently estimate capital expenditures for fiscal 2020 will be approximately $60.0 million to $75.0 million.
Financing Activities. Cash flows used in financing activities were $97.2 million for fiscal 2019 compared to cash flows used in financing activities of $265.5 million for fiscal 2018. The decrease was primarily attributable to a $203.0 million increase in borrowings on our revolving credit facility and a $25.0 million reduction in the balance of outstanding senior notes as a result of refinancing the notes, as discussed further below. This change was partially offset by a $45.1 million increase in cash used to repurchase our common stock and an $11.1 million decrease in proceeds from the exercise of stock options.
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company was authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During fiscal 2019, the Company repurchased 54,965 shares under this program for $3.3 million at an average price of $59.66. As of September 28, 2019, $46.7 million of authority remained under the 2019 Program.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company is authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During fiscal 2019 and 2018, the Company completed the 2018 Program by repurchasing 3,129,059 and 343,642 shares under this program for $178.8 million and $21.2 million, at an average price of $57.15 and $61.61 per share, respectively.
On June 6, 2016, the Board of Directors authorized a multi-year stock repurchase program under which the Company was authorized to repurchase up to $150.0 million of its common stock beginning in fiscal 2017 (the "2016 Program"). During fiscal 2018, the Company completed the 2016 Program by repurchasing 1,914,596 shares for $115.9 million, at an average price of $60.52 per share.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. At September 28, 2019, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity $175.0 million in principal amount of its previous 5.20% Senior Notes.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new five-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2019, the highest daily borrowing was $250.0 million; the average daily borrowings were $140.7 million. The Company borrowed $1,084.5 million and repaid $989.5 million of revolving borrowings under the Credit Facility during fiscal 2019. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of September 28, 2019.
The Credit Agreement and the 2018 NPA allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past. However, we evaluate from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables, at a discount, on an ongoing basis. The MUFG RPA was amended in fiscal 2019 to increase the maximum facility amount from $260.0 million to $280.0 million. The maximum facility amount under the HSBC RPA as of September 28, 2019 is $60.0 million. The MUFG RPA is subject to expiration on December 13, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
The Company sold $919.3 million and $712.9 million of trade accounts receivable under these programs during fiscal years 2019 and 2018, respectively, in exchange for cash proceeds of $913.6 million and $708.6 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Consolidated Financial Statements.
Subsequent to September 28, 2019, a significant customer was removed from the MUFG RPA, and we are currently seeking alternatives to mitigate cash flow impacts. The customer had $40.4 million of outstanding receivables sold as of September 28, 2019.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in various parts of our regulatory filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of September 28, 2019 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 and thereafter
Debt Obligations (1)	$288.3	$101.2	$12.4	$12.2	$162.5
Capital Lease Obligations (2)	49.8	6.7	6.4	2.5	34.2
Operating Lease Obligations	40.8	10.4	12.2	8.8	9.4
Purchase Obligations (3)	620.0	598.8	20.7	0.4	0.1
Repatriation Tax on Undistributed Foreign Earnings (4)	65.1	5.5	11.4	16.3	31.9
Other Liabilities on the Balance Sheet (5)	15.0	3.3	4.0	0.6	7.1
Other Liabilities not on the Balance Sheet (6)	8.6	1.8	—	1.3	5.5
Other Financing Obligations (7)	119.0	4.3	9.0	9.4	96.3
Total Contractual Cash Obligations	$1,206.6	$732.0	$76.1	$51.5	$347.0

1)
Includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

2)
As of September 28, 2019, capital lease obligations consists of capital lease payments and interest as well as the non-cash financing obligation related to the failed sale-leasebacks in Guadalajara, Mexico; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

3)	As of September 28, 2019, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

4)	Consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

5)
As of September 28, 2019, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, and an asset retirement obligation. We have excluded from the above table the impact of approximately $2.3 million, as of September 28, 2019, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

6)
As of September 28, 2019, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

7)
Includes future minimum lease payments for two facilities in Guadalajara, Mexico, leased under 10-year and 15-year base lease agreements, both of which include two 5-year renewal options; see Note 4, "Debt, Capital Lease Obligations and Other Financing," in Notes to Consolidated Financial Statements for further information.

DISCLOSURE ABOUT CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements. During fiscal 2019, other than changes related to revenue recognition, there were no material changes to these policies. Our more critical accounting estimates are described below:
Revenue Recognition: ASU 2014-09, Topic 606, which was adopted at the beginning of fiscal 2019, resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized over time as products are produced, as opposed to at a point in time based upon shipping terms. Since adopting the standard, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including a reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
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
Share-Based Compensation: Generally accepted accounting principles require all grants of share-based compensation to employees to be measured at fair value and expensed in the Consolidated Statements of Comprehensive Income over the service period (generally the vesting period) of the grant. We use the Black-Scholes valuation model to value stock options, the Monte Carlo valuation model to value performance stock units with market conditions and the share price on the date of grant for performance stock units that vest based on other non-market-based performance conditions.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated fiscal years were as follows:

	2019	2018
Net Sales	10%	10%
Total Costs	16%	15%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of September 28, 2019, a 10.0% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of September 28, 2019, our only material interest rate risk is associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company's then-current leverage ratio (as defined in the Credit Agreement). As of September 28, 2019, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. The Company is monitoring developments related to LIBOR; see also Part I, Item 1A "Risk Factors" for more information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company's overall interest rate exposure, as of September 28, 2019, a 10.0% change in interest rates would not have a material effect on the Company's financial position, results of operations, or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PLEXUS CORP.
List of Financial Statements and Financial Statement Schedule
September 28, 2019

NOTE: All other financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders
and Board of Directors
of Plexus Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plexus Corp. and its subsidiaries (the "Company") as of September 28, 2019 and September 29, 2018, and the related consolidated statements of comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended September 28, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Arrangements with customers for which revenue is recognized over time

As described in Note 15 to the consolidated financial statements, approximately 90% of the Company’s revenue for the year ended September 28, 2019 was recognized as products were produced or services were rendered over time. Revenue is recognized over time for arrangements with customers for which (i) the Company’s performance does not create an asset with an alternative use to the Company and (ii) the Company has an enforceable right to payment, including a reasonable profit margin, for performance completed to date. Determining if an enforceable right to payment includes a reasonable profit margin requires judgment and is assessed on a contract by contract basis. If either of these two conditions are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement. Management recognizes revenue over time using a cost-based input measurement of progress. Under this method, the extent of progress towards completion is measured based on the costs incurred to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin.

The principal considerations for our determination that performing procedures relating to arrangements with customers for which revenue is recognized over time is a critical audit matter are that there was significant judgment by management in (i) determining which arrangements with customers meet the criteria for revenue to be recognized over time and (ii) estimating the amount of revenue to be recognized for in-progress performance obligations, including estimating a reasonable profit margin. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures to evaluate arrangements where revenue is recognized over time, including the costs incurred to date and estimated reasonable profit margin.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls relating to management’s determination of which arrangements with customers met the criteria for revenue to be recognized over time and estimating the amount of revenue recognized for these arrangements. These procedures also included, among others, (i) testing management’s process for determining which arrangements with customers met the criteria for revenue to be recognized over time, (ii) testing the accuracy and completeness of costs incurred to date for selected arrangements, (iii) evaluating the reasonableness of management’s estimate of profit margins, and (iv) testing the appropriateness of the timing and amount of revenue recognized based on the underlying inputs and estimates for selected arrangements.

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 15, 2019

We have served as the Company’s auditor since at least 1985. We have not been able to determine the specific year we began serving as auditor of the Company.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017
(in thousands, except per share data)

	2019	2018	2017
Net sales	$3,164,434	$2,873,508	$2,528,052
Cost of sales	2,872,596	2,615,908	2,272,197
Gross profit	291,838	257,600	255,855
Selling and administrative expenses	148,105	139,317	125,947
Restructuring costs	1,678	—	—
Operating income	142,055	118,283	129,908
Other income (expense):
Interest expense	(12,853)	(12,226)	(13,578)
Interest income	1,949	4,696	5,042
Miscellaneous, net	(5,196)	(3,143)	451
Income before income taxes	125,955	107,610	121,823
Income tax expense	17,339	94,570	9,761
Net income	$108,616	$13,040	$112,062
Earnings per share:
Basic	$3.59	$0.40	$3.33
Diluted	$3.50	$0.38	$3.24
Weighted average shares outstanding:
Basic	30,271	33,003	33,612
Diluted	31,074	33,919	34,553
Comprehensive income:
Net income	$108,616	$13,040	$112,062
Other comprehensive (loss) income:
Derivative instrument fair value adjustment	1,050	(3,942)	2,405
Foreign currency translation adjustments	(6,855)	(3,058)	4,155
Other comprehensive (loss) income	(5,805)	(7,000)	6,560
Total comprehensive income	$102,811	$6,040	$118,622
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of September 28, 2019 and September 29, 2018
(in thousands, except per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$223,761	$297,269
Restricted cash	2,493	417
Accounts receivable, net of allowances of $1,537 and $885, respectively	488,284	394,827
Contract assets	90,841	—
Inventories, net	700,938	794,346
Prepaid expenses and other	31,974	30,302
Total current assets	1,538,291	1,517,161
Property, plant and equipment, net	384,224	341,306
Deferred income taxes	13,654	10,825
Other	64,714	63,350
Total non-current assets	462,592	415,481
Total assets	$2,000,883	$1,932,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$100,702	$5,532
Accounts payable	444,944	506,322
Customer deposits	139,841	90,782
Accrued salaries and wages	73,555	66,874
Other accrued liabilities	106,461	68,163
Total current liabilities	865,503	737,673
Long-term debt and capital lease obligations, net of current portion	187,278	183,085
Long-term accrued income taxes payable	59,572	56,130
Deferred income taxes payable	5,305	14,376
Other liabilities	17,649	20,235
Total non-current liabilities	269,804	273,826
Total liabilities	1,135,307	1,011,499
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 52,917 and 52,567 shares issued, respectively, and 29,004 and 31,838 shares outstanding, respectively	529	526
Additional paid-in capital	597,401	581,488
Common stock held in treasury, at cost, 23,913 and 20,729 shares, respectively	(893,247)	(711,138)
Retained earnings	1,178,677	1,062,246
Accumulated other comprehensive loss	(17,784)	(11,979)
Total shareholders’ equity	865,576	921,143
Total liabilities and shareholders’ equity	$2,000,883	$1,932,642
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017
(in thousands)

	2019	2018	2017
Common stock - shares outstanding
Beginning of period	31,838	33,464	33,457
Exercise of stock options and vesting of other stock awards	350	633	662
Treasury shares purchased	(3,184)	(2,259)	(655)
End of period	29,004	31,838	33,464

Total stockholders' equity, beginning of period	$921,143	$1,025,939	$916,797
Common stock - par value
Beginning of period	526	519	513
Exercise of stock options and vesting of other stock awards	3	7	6
End of period	529	526	519
Additional paid-in capital
Beginning of period	581,488	555,297	530,647
Stock-based compensation expense	21,335	17,981	17,411
Exercise of stock options and vesting of other stock awards, including tax benefits	(5,422)	8,210	7,239
End of period	597,401	581,488	555,297
Treasury stock
Beginning of period	(711,138)	(574,104)	(539,968)
Treasury shares purchased	(182,109)	(137,034)	(34,136)
End of period	(893,247)	(711,138)	(574,104)
Retained earnings
Beginning of period	1,062,246	1,049,206	937,144
Net income	108,616	13,040	112,062
Cumulative effect adjustment for adoption of new accounting pronouncement (1)	7,815	—	—
End of period	1,178,677	1,062,246	1,049,206
Accumulated other comprehensive (loss) income
Beginning of period	(11,979)	(4,979)	(11,539)
Other comprehensive (loss) income	(5,805)	(7,000)	6,560
End of period	(17,784)	(11,979)	(4,979)
Total stockholders' equity, end of period	$865,576	$921,143	$1,025,939
(1) See Note 1, "Description of Business and Significant Accounting Policies," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities
Net income	$108,616	$13,040	$112,062
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	52,206	48,296	45,330
Deferred income taxes	(9,764)	20,388	(366)
Share-based compensation expense	21,335	17,981	17,411
Other, net	204	(196)	149
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	(96,694)	(30,706)	53,705
Contract assets	(14,526)	—	—
Inventories	18,798	(140,615)	(86,072)
Other current and noncurrent assets	(3,728)	(19,168)	(8,740)
Accrued income taxes payable	4,125	53,504	253
Accounts payable	(56,724)	93,342	6,894
Customer deposits	49,652	(16,713)	22,599
Other current and noncurrent liabilities	41,800	27,678	8,509
Cash flows provided by operating activities	115,300	66,831	171,734
Cash flows from investing activities
Payments for property, plant and equipment	(90,600)	(62,780)	(38,538)
Proceeds from sales of property, plant and equipment	261	538	704
Business acquisition	1,180	(12,379)	—
Other, net	(200)	—	—
Cash flows used in investing activities	(89,359)	(74,621)	(37,834)
Cash flows from financing activities
Borrowings under debt agreements	1,084,500	834,341	331,076
Payments on debt and capital lease obligations	(993,588)	(970,258)	(302,880)
Debt issuance costs	(603)	(729)	—
Repurchases of common stock	(182,109)	(137,034)	(34,136)
Proceeds from exercise of stock options	2,614	13,699	13,368
Payments related to tax withholding for share-based compensation	(8,033)	(5,482)	(6,123)
Cash flows (used in) provided by financing activities	(97,219)	(265,463)	1,305
Effect of exchange rate changes on cash and cash equivalents	(154)	1,685	1,085
Net (decrease) increase in cash and cash equivalents and restricted cash	(71,432)	(271,568)	136,290
Cash and cash equivalents and restricted cash:
Beginning of period	297,686	569,254	432,964
End of period	$226,254	$297,686	$569,254
Supplemental disclosure information:
Interest paid	$15,701	$12,030	$13,812
Income taxes paid	$26,277	$18,891	$10,158
The accompanying notes are an integral part of these consolidated financial statements.

Plexus Corp.
Notes to Consolidated Financial Statements

1.    Description of Business and Significant Accounting Policies
Description of Business: Plexus Corp. and its subsidiaries (together "Plexus," the "Company," or "we") participate in the Electronic Manufacturing Services ("EMS") industry. We partner with our customers to create the products that build a better world. Plexus has been partnering with companies to transform concepts into branded products and deliver them to customers in the Healthcare/Life Sciences, Industrial/Commercial, Aerospace/Defense and Communications market sectors. Plexus is headquartered in Neenah, Wisconsin and has operations in the Americas ("AMER"), Europe, Middle East, and Africa ("EMEA") and Asia-Pacific ("APAC") regions.
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
The Company’s fiscal year ends on the Saturday closest to September 30. The Company also uses a "4-4-5" weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2019, fiscal 2018 and fiscal 2017 each included 52 weeks.
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
As of September 28, 2019 and September 29, 2018, cash and cash equivalents and restricted cash consisted of the following (in thousands):

	2019	2018
Cash	$85,688	$99,197
Money market funds and other	138,073	198,072
Restricted cash	2,493	417
Total cash and cash equivalents and restricted cash	$226,254	$297,686

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
Property, Plant and Equipment and Depreciation:  Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are generally as follows:

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
Revenue Recognition:  ASU 2014-09, Topic 606, which was adopted at the beginning of fiscal 2019, resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized over time as products are produced, as opposed to at a point in time based upon shipping terms. Since adopting the standard, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including a reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
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

Plexus Corp.
Notes to Consolidated Financial Statements

in cost of sales. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from net sales.
Net sales from engineering design and development services, which are generally performed under contracts with a duration of twelve months or less, are typically recognized as program costs are incurred by utilizing the proportional performance model. The completed performance model is used if certain customer acceptance criteria exist. Any losses are recognized when anticipated. Net sales from engineering design and development services were less than 5.0% of consolidated net sales for each of fiscal 2019, 2018 and 2017.
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
Foreign Currency Translation & Transactions:  The Company translates assets and liabilities of subsidiaries operating outside of the U.S. with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates in effect at the relevant balance sheet date and net sales, expenses and cash flows at the average exchange rates during the respective periods. Adjustments resulting from translation of the financial statements are recorded as a component of "Accumulated other comprehensive loss." Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in the Consolidated Statements of Comprehensive Income as a component of "Miscellaneous, net." Exchange gains on foreign currency transactions were $0.5 million, $1.2 million and $2.3 million for fiscal 2019, 2018 and 2017, respectively. These amounts include the amount of gain recognized in income during each fiscal year due to forward currency exchange contracts entered into to hedge recognized assets or liabilities ("non-designated hedges") the Company entered into during each respective year. Refer to Note 5, "Derivatives and Fair Value Measurements," for further details on derivatives.
Derivatives:  All derivatives are recognized on the balance sheets at fair value. The Company periodically enters into forward currency exchange contracts and interest rate swaps. On the date a derivative contract is entered into, the Company designates the derivative as a non-designated hedge or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (a "cash flow" hedge). The Company does not enter into derivatives for speculative purposes. Changes in the fair value of non-designated derivatives are recorded in earnings as are the gains or losses related to the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in "Accumulated other comprehensive loss" within shareholders' equity, until earnings are affected by the variability of cash flows. Certain forward currency exchange contracts are treated as cash flow hedges and, therefore, $1.1 million, $(3.9) million and $2.4 million was recorded in "Accumulated other comprehensive loss" for fiscal 2019, 2018 and 2017, respectively. See Note 5, "Derivatives and Fair Value Measurements," for further information.
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

Plexus Corp.
Notes to Consolidated Financial Statements

Accumulated other comprehensive loss consists of the following as of September 28, 2019 and September 29, 2018 (in thousands):

	2019	2018
Foreign currency translation adjustments	$(17,395)	$(10,540)
Cumulative change in fair value of derivative instruments	(389)	(1,439)
Accumulated other comprehensive loss	$(17,784)	$(11,979)

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
Fair Value of Financial Instruments:  The Company holds financial instruments consisting of cash and cash equivalents, restricted cash, accounts receivable, certain deferred compensation assets held under trust arrangements, accounts payable, debt, derivatives, and capital lease obligations. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable as reported in the consolidated financial statements approximate fair value. Derivatives and certain deferred compensation assets held under trust arrangements are recorded at fair value. Accounts receivable are reflected at net realizable value based on anticipated losses due to potentially uncollectible balances. Anticipated losses are based on management’s analysis of historical losses and changes in customers’ credit status. The fair value of the Company’s debt was $252.3 million and $151.9 million as of September 28, 2019 and September 29, 2018, respectively. The carrying value of the Company's debt was $245.0 million and $150.0 million as of September 28, 2019 and September 29, 2018, respectively. The Company uses quoted market prices when available or discounted cash flows to calculate fair value. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy described below. The fair values of the Company’s derivatives are disclosed in Note 5, "Derivatives and Fair Value Measurements." The fair values of the deferred compensation assets held under trust arrangements are discussed in Note 9, "Benefit Plans."
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

Plexus Corp.
Notes to Consolidated Financial Statements

2019. The Company recognized no net impact to its fiscal 2019 opening Retained Earnings balance upon adoption and does not anticipate any material impact to the Company's future Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15 related to the classification of certain cash receipts and cash payments, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new standard addresses certain issues where diversity in practice was identified. It also amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted this guidance during the first quarter of fiscal 2019 with no material impact to the Company's Statements of Cash Flows.
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
On September 30, 2018, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. Upon adoption, the Company recognized an increase to its fiscal 2019 beginning Retained Earnings balance of $7.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 15, "Revenue from Contracts with Customers," for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheets but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The standard must be adopted using a modified retrospective approach. The Company will adopt the standard in the first quarter of fiscal year 2020 and intends to elect the package of practical expedients offered, which allows entities to not reassess: (i) whether any contracts prior to the adoption date are or contain leases, (ii) lease classification, and (iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance. For all new and modified leases after adoption, management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and nonlease components. Upon adoption of this new guidance, the Company expects to recognize $35 million to $55 million of right-of-use assets and corresponding lease liabilities on its Consolidated Balance Sheets. The Company also expects to reclassify amounts currently held on the balance sheet to right-of-use assets and lease liabilities upon adoption due to existing arrangements subject to the new standard. In addition, the Company expects to recognize a decrease to fiscal 2020 beginning Retained Earnings of $0 - $5 million as a result of two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard. The Company does not expect the adoption will have a material impact to its Consolidated Statements of Cash Flows or Consolidated Statements of Comprehensive Income.
In June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and required consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently in the process of assessing the impact of the adoption of the new standard on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12 related to the accounting for hedging activities. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The adoption of the new standard is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the impact of the new standard on future periods will depend on the facts and circumstances of future transactions.
The Company believes that no other recently issued accounting standards will have a material impact on its Consolidated Financial Statements, or apply to its operations.

Plexus Corp.
Notes to Consolidated Financial Statements

2.    Inventories
Inventories as of September 28, 2019 and September 29, 2018 consisted of the following (in thousands):

	2019	2018
Raw materials	$577,545	$579,377
Work-in-process	49,315	102,337
Finished goods	74,078	112,632
Total inventories, net	$700,938	$794,346

In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018 was $136.5 million and $87.7 million, respectively.
In fiscal 2019, the Company adopted and applied Topic 606 to all contracts using the modified retrospective method of adoption. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for fiscal 2018. Refer to Note 15, "Revenue from Contracts with Customers," for further information.

3.    Property, Plant and Equipment
Property, plant and equipment as of September 28, 2019 and September 29, 2018 consisted of the following (in thousands):

	2019	2018
Land, buildings and improvements	$289,051	$267,809
Machinery and equipment	381,656	364,034
Computer hardware and software	136,227	130,645
Capital assets in progress	49,599	38,469
Total property, plant and equipment, gross	856,533	800,957
Less: accumulated depreciation	(472,309)	(459,651)
Total property, plant and equipment, net	$384,224	$341,306

Assets held under capital leases and included in property, plant and equipment as of September 28, 2019 and September 29, 2018 consisted of the following (in thousands):

	2019	2018
Buildings and improvements	$23,717	$23,717
Machinery and equipment	12,293	10,995
Capital assets in progress	11,831	7,747
Total property, plant and equipment held under capital leases, gross	47,841	42,459
Less: accumulated amortization	(8,762)	(6,123)
Total property, plant and equipment held under capital leases, net	$39,079	$36,336

Amortization of assets held under capital leases totaled $3.8 million, $3.4 million and $3.0 million for fiscal 2019, 2018 and 2017, respectively. Capital lease additions totaled $6.7 million, $11.8 million, and $20.5 million for fiscal 2019, 2018 and 2017, respectively.
As of September 28, 2019, September 29, 2018 and September 30, 2017, accounts payable included approximately $10.0 million, $11.2 million and $10.8 million, respectively, related to the purchase of property, plant and equipment, which have been treated as non-cash transactions for purposes of the Consolidated Statements of Cash Flows.

Plexus Corp.
Notes to Consolidated Financial Statements

4.    Debt, Capital Lease Obligations and Other Financing
Debt and capital lease obligations as of September 28, 2019 and September 29, 2018, consisted of the following (in thousands):

	2019	2018
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	95,000	—
Capital lease and other financing obligations	44,492	39,857
Unamortized deferred financing fees	(1,512)	(1,240)
Total obligations	287,980	188,617
Less: current portion	(100,702)	(5,532)
Long-term debt and capital lease obligations, net of current portion	$187,278	$183,085

On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. At September 28, 2019, the Company was in compliance with the covenants under the 2018 NPA.
In connection with the issuance of the 2018 Notes, on June 15, 2018, the Company repaid, on maturity $175.0 million in principal amount of its previous 5.20% Senior Notes.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new 5-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During fiscal 2019, the highest daily borrowing was $250.0 million; the average daily borrowings were $140.7 million. The Company borrowed $1,084.5 million and repaid $989.5 million of revolving borrowings under the Credit Facility during fiscal 2019. The Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of September 28, 2019.
The aggregate scheduled maturities of the Company’s debt obligations as of September 28, 2019, are as follows (in thousands):

2020	$95,000
2021	—
2022	—
2023	—
2024	—
Thereafter	150,000
Total	$245,000

Plexus Corp.
Notes to Consolidated Financial Statements

The aggregate scheduled maturities of the Company’s capital leases and other financing obligations as of September 28, 2019, are as follows (in thousands):

2020	$5,718
2021	2,651
2022	2,166
2023	1,018
2024	358
Thereafter	32,581
Total	$44,492

The Company's weighted average interest rate on capital lease obligations was 4.82% and 4.87% as of September 28, 2019 and September 29, 2018, respectively.
The "Thereafter" line of the scheduled maturities of capital lease obligations table above includes an $8.8 million non-cash financing obligation related to a failed sale-leaseback of a building shell in Guadalajara, Mexico that was capitalized in fiscal 2014. This obligation will be increased by interest expense and land rent expense, and reduced by contractual payments during the 20-year lease term. The lease contains a 10-year base lease agreement with two 5-year renewal options. As of September 29, 2018, the balance of the related financing obligation totaled $8.6 million. At the end of the 20-year lease term, the net book value of the assets will approximate the balance of the financing obligation. If the Company does not exercise both renewal options or exercises the first but not the second, it would record a loss related to the disposal of the underlying assets in operating results of $4.1 million in fiscal 2024 or $0.8 million in fiscal 2029.
Construction on a second manufacturing facility in Guadalajara, Mexico began in fiscal 2018, resulting in an additional $11.6 million of non-cash financing obligations that were capitalized as of September 28, 2019. As of September 29, 2018, the balance of the related financing obligation totaled $7.2 million. This obligation will be increased as construction costs are incurred and also by interest expense and land rent expense, and reduced by contractual payments during the 25-year lease term. The lease contains a 15-year base lease agreement with two 5-year renewal options. The obligation is included in the "Thereafter" line of the scheduled maturities of capital lease obligations table above, as well as in long-term debt and capital lease obligations, net of current portion, on the accompanying Consolidated Balance Sheets as of September 28, 2019.
The future minimum payments under the remainder of the leases for the two facilities in Guadalajara, which are leased under 10-year and 15-year base lease agreements, as well as the two 5-year renewal options for each lease are as follows (in thousands):

2020	$4,332
2021	4,441
2022	4,552
2023	4,665
2024	4,782
Thereafter (2025 - 2044, through both five-year renewal options for each building)	96,268
Total	$119,040

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $0.6 million of unrealized losses, net of tax, related to cash flow

Plexus Corp.
Notes to Consolidated Financial Statements

hedges will be reclassified from other comprehensive (loss) income into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Consolidated Statements of Comprehensive Income.
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $80.0 million as of September 28, 2019, and a notional value of $74.0 million as of September 29, 2018. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $0.6 million liability as of September 28, 2019, and a $1.7 million liability as of September 29, 2018.
The Company had additional forward currency exchange contracts outstanding as of September 28, 2019, with a notional value of $34.4 million; there were $28.6 million such contracts outstanding as of September 29, 2018. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net." The total fair value of these derivatives was a $0.9 million asset as of September 28, 2019, and a $0.1 million liability as of September 29, 2018.
The tables below present information regarding the fair values of derivative instruments (as defined in Note 1, "Description of Business and Significant Accounting Policies") and the effects of derivative instruments on the Company’s Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Asset Derivatives			Liability Derivatives
		September 28, 2019	September 29, 2018		September 28, 2019	September 29, 2018
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$156	$292	Other accrued liabilities	$798	$1,984

Fair Values of Derivative Instruments (in thousands)
	Asset Derivatives			Liability Derivatives
		September 28, 2019	September 29, 2018		September 28, 2019	September 29, 2018
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$912	$42	Other accrued liabilities	$54	$81

Derivative Impact on Accumulated Other Comprehensive (Loss) Income ("OCL") (in thousands)
for the Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in OCL on Derivatives (Effective Portion)
	September 28, 2019	September 29, 2018	September 30, 2017
Interest rate swaps	$—	$—	$(10)
Forward currency forward contracts	$(629)	$2,579	$(848)

Derivative Impact on (Loss) Gain Recognized in Income (in thousands)
for the Twelve Months Ended
Derivatives in Cash Flow Hedging Relationships	Classification of (Loss) Gain Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCL into Income (Effective Portion)
		September 28, 2019	September 29, 2018	September 30, 2017
Interest rate swaps	Interest expense	$—	$—	$(142)
Forward currency forward contracts	Selling and administrative expenses	$(173)	$619	$(317)
Forward currency forward contracts	Cost of sales	$(1,506)	$5,676	$(3,041)
Treasury rate locks	Interest expense	$—	$226	$321
Interest rate swaps	Income tax expense	$—	$—	$(84)

Plexus Corp.
Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	Amount of Gain on Derivatives Recognized in Income
		September 28, 2019	September 29, 2018	September 30, 2017
Forward currency forward contracts	Miscellaneous, net	$2,098	$263	$2,153

There were no gains or losses recognized in income for derivatives related to ineffective portions and amounts excluded from effectiveness testing for fiscal years 2019, 2018 and 2017.
The following table lists the fair values of liabilities of the Company’s derivatives as of September 28, 2019 and September 29, 2018, by input level as defined in Note 1, "Description of Business and Significant Accounting Policies":

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
Fiscal year ended September 28, 2019	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$216	$—	$216

Fiscal year ended September 29, 2018
Derivatives
Forward currency forward contracts	$—	$(1,731)	$—	$(1,731)

The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.

6.    Income Taxes
The domestic and foreign components of income (loss) before income tax expense for fiscal 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
U.S. (1)	$(42,806)	$(53,243)	$(35,209)
Foreign (1)	168,761	160,853	157,032
	$125,955	$107,610	$121,823

(1) The U.S. and Foreign components of income (loss) before income tax expense include the elimination of intercompany foreign dividends paid to the Company's U.S. operations.
Income tax expense (benefit) for fiscal 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$15,160	$63,814	$78
State	—	234	33
Foreign	11,943	10,134	10,016
	27,103	74,182	10,127
Deferred:
Federal	(3,498)	(2,958)	77
State	827	(447)	38
Foreign	(7,093)	23,793	(481)
	(9,764)	20,388	(366)
	$17,339	$94,570	$9,761

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the federal statutory income tax rate to the effective income tax rates reflected in the Consolidated Statements of Comprehensive Income for fiscal 2019, 2018 and 2017:

	2019	2018	2017
Federal statutory income tax rate	21.0%	24.5%	35.0%
Increase (decrease) resulting from:
Foreign tax rate differences	(21.0)	(30.2)	(39.9)
Withholding tax on dividends	(5.4)	23.7	—
Permanent differences	(1.3)	0.8	3.0
Excess tax benefits related to share-based compensation	(1.3)	(2.7)	(2.0)
Global intangible low-taxed income ("GILTI")	11.7	—	—
Deemed repatriation tax	5.6	92.2	—
Non-deductible compensation	1.5	0.2	0.2
Valuation allowances	1.5	(30.6)	12.2
Rate changes	—	9.0	—
Other, net	1.5	1.0	(0.5)
Effective income tax rate	13.8%	87.9%	8.0%

The effective tax rate for fiscal 2019 was lower than the effective tax rate for fiscal 2018 primarily due to the impact of the U.S. Tax Cuts and Jobs Act (“Tax Reform”) that was recorded in fiscal 2018. During fiscal 2019, the Company reasserted that certain historical undistributed earnings of two foreign subsidiaries will be permanently reinvested which provided a $10.5 million benefit to the effective tax rate. The impact of the changes in the Company's assertion has been included in "Withholding tax on dividends" in the effective income tax reconciliation above. The reduction to the effective tax rate compared to fiscal 2018 was offset by an increase due to the GILTI provisions of Tax Reform in fiscal 2019. The GILTI impact in the table above includes the deduction allowed by the regulations as well as the foreign tax credits attributed to GILTI. The Company has elected to treat the income tax effects of GILTI as a period cost. The effective tax rate for fiscal 2018 was higher than the effective tax rate for fiscal 2017 primarily due to expenses related to Tax Reform.
During fiscal 2019, the Company recorded a $1.9 million increase to its valuation allowance due to continuing losses in certain jurisdictions within the AMER and EMEA segments, partially offset by an expiration of net operating losses that had a valuation allowance recorded.
During fiscal 2018, the Company recorded a $32.9 million reduction to its valuation allowance which includes $9.7 million related to the U.S. federal tax rate change as part of Tax Reform from 35% to 21%, $21.0 million of carryforward credits and net operating losses utilized against the deemed repatriation of undistributed foreign earnings and $3.6 million for the release of the U.S. valuation allowance due to the expected future U.S. taxable income related to the GILTI provisions of Tax Reform. These benefits were partially offset by a $1.4 million increase in foreign valuation allowances in the EMEA segment.
During fiscal 2017, the Company recorded a $14.9 million addition to its valuation allowance relating to continuing losses in certain jurisdictions within the AMER and EMEA segments.

Plexus Corp.
Notes to Consolidated Financial Statements

The components of the net deferred income tax assets as of September 28, 2019 and September 29, 2018, were as follows (in thousands):

	2019	2018
Deferred income tax assets:
Loss/credit carryforwards	$28,391	$27,915
Inventories	16,809	6,459
Accrued benefits	15,834	14,459
Other	3,353	3,450
Total gross deferred income tax assets	64,387	52,283
Less valuation allowances	(29,170)	(28,369)
Deferred income tax assets	35,217	23,914
Deferred income tax liabilities:
Property, plant and equipment	15,621	12,530
Tax on unremitted earnings	5,192	14,935
Acceleration of revenue under Topic 606	6,055	—
Deferred income tax liabilities	26,868	27,465
Net deferred income tax assets/(liabilities)	$8,349	$(3,551)

During fiscal 2019, the Company’s valuation allowance increased by $0.8 million. This increase is the result of increases to the valuation allowances against the net deferred tax assets in the AMER region of $1.7 million, partially offset by a decrease in net deferred tax assets in the EMEA region of $0.9 million.
As of September 28, 2019, the Company had approximately $189.2 million of pre-tax state net operating loss carryforwards that expire between fiscal 2020 and 2040. Certain state net operating losses have a full valuation allowance against them. The Company also had approximately $79.6 million of pre-tax foreign net operating loss carryforwards that expire between fiscal 2019 and 2025 or are indefinitely carried forward. These foreign net operating losses have a full valuation allowance against them.
During fiscal 2019, proposed and final regulations were issued and tax legislation was adopted in various jurisdictions. The impacts of these regulations and legislation on the Company’s consolidated financial condition, results of operations and cash flows are included above.
The Company has been granted a tax holiday for a foreign subsidiary in the APAC segment. This tax holiday will expire on December 31, 2024, and is subject to certain conditions with which the Company expects to continue to comply. During fiscal 2019, 2018 and 2017, the tax holiday resulted in tax reductions of approximately $23.9 million net of the impact of the GILTI provisions of Tax Reform ($0.79 per basic share, $0.77 per diluted share), $39.1 million ($1.19 per basic share, $1.15 per diluted share) and $37.5 million ($1.11 per basic share, $1.08 per diluted share), respectively.
The Company does not provide for taxes that would be payable if certain undistributed earnings of foreign subsidiaries were remitted because the Company considers these earnings to be permanently reinvested. The deferred tax liability that has not been recorded for these earnings was approximately $10.5 million as of September 28, 2019.
The Company has approximately $2.3 million of uncertain tax benefits as of September 28, 2019. The Company has classified these amounts in the Consolidated Balance Sheets as "Other liabilities" (noncurrent) in the amount of $1.5 million and an offset to "Deferred income taxes" (noncurrent asset) in the amount of $0.8 million. The Company has classified these amounts as "Other liabilities" (noncurrent) and "Deferred income taxes" (noncurrent asset) to the extent that payment is not anticipated within one year.

Plexus Corp.
Notes to Consolidated Financial Statements

The following is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits (in thousands):

	2019	2018	2017
Balance at beginning of fiscal year	$5,841	$3,115	$2,799
Gross increases for tax positions of prior years	62	21	184
Gross increases for tax positions of the current year	39	2,893	163
Gross decreases for tax positions of prior years	(3,672)	(188)	(31)
Balance at end of fiscal year	$2,270	$5,841	$3,115

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.5 million and $4.6 million for the fiscal years ended September 28, 2019 and September 29, 2018, respectively.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued penalties and net accrued interest with respect to income taxes was approximately $0.2 million for each of the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017. The Company recognized less than $0.1 million of expense for accrued penalties and net accrued interest in the Consolidated Statements of Comprehensive Income for each of the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017.
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
The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Jurisdiction	Fiscal Years
China	2014-2019
Germany	2014-2019
Malaysia	2015-2019
Mexico	2014-2019
Romania	2013-2019
United Kingdom	2016-2019
United States
Federal	2011, 2013-2019
State	2003-2006, 2009-2019

7.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for fiscal 2019, 2018 and 2017 (in thousands, except per share amounts):

	2019	2018	2017
Net income	$108,616	$13,040	$112,062
Basic weighted average common shares outstanding	30,271	33,003	33,612
Dilutive effect of share-based awards and options outstanding	803	916	941
Diluted weighted average shares outstanding	31,074	33,919	34,553
Earnings per share:
Basic	$3.59	$0.40	$3.33
Diluted	$3.50	$0.38	$3.24

In each of the fiscal years 2019, 2018 and 2017, share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.

Plexus Corp.
Notes to Consolidated Financial Statements

8.    Operating Lease Commitments
The Company has a number of operating lease agreements primarily involving manufacturing facilities, manufacturing equipment and computerized design equipment. These leases are non-cancelable and expire on various dates through fiscal 2028, and many contain renewal and/or purchase options. Rent expense under all operating leases for fiscal 2019, 2018 and 2017 was approximately $12.9 million, $12.0 million and $13.7 million, respectively.
Future minimum annual payments on operating leases are as follows (in thousands):

2020	$10,395
2021	6,554
2022	5,584
2023	5,153
2024	3,713
Thereafter	9,426
Total future minimum operating lease payments	$40,825

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
The maximum number of shares of Plexus common stock that may be issued pursuant to the 2016 Plan is 3.2 million shares; in addition, cash incentive awards of up to $4.0 million per employee may be granted annually. The exercise price of each stock option and SAR granted must not be less than the fair market value on the date of grant. The Compensation and Leadership Development Committee (the "Committee") of the Board of Directors may establish a term and vesting period for awards under the 2016 Plan as well as accelerate the vesting of such awards. Generally, stock options vest in two annual installments and have a term of ten years. SARs vest in two annual installments and have a term of seven years. RSUs granted to executive officers, other officers and key employees generally vest on the third anniversary of the grant date (assuming continued employment), which is also the date as of which the underlying shares will be issued. Beginning for fiscal 2017 grants, 50% of PSUs vest based on the relative total shareholder return ("TSR") of the Company's common stock as compared to the companies in the Russell 3000 Index, a market condition, and the remaining 50% vest based upon a three-point annual average of the Company's absolute economic return, a performance condition, each during a performance period of three years performance period. The PSUs granted in fiscal 2016 and prior years vested based solely on the relative TSR of the Company's common stock as compared to companies in the Russell 3000 Index during a performance period of three years. The Committee also grants RSUs to non-employee directors, which generally fully vest on the first anniversary of the grant date, which is also the date the underlying shares are issued (unless further deferred).
The Company recognized $21.3 million, $18.0 million and $17.4 million of compensation expense associated with share-based awards in fiscal 2019, 2018 and 2017, respectively. Deferred tax benefits related to equity awards of $9.2 million and $8.2 million were recognized in fiscal 2019 and 2018, respectively. No deferred tax benefits related to equity awards were recognized in fiscal 2017.

Plexus Corp.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option and SAR activity follows:

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 1, 2016	1,461	$34.59
Granted	36	45.45
Canceled	(4)	30.88
Exercised	(521)	32.29
Outstanding as of September 30, 2017	972	$36.23
Granted	—	—
Canceled	(4)	31.62
Exercised	(414)	35.01
Outstanding as of September 29, 2018	554	$37.18
Granted	—	—
Canceled	(2)	26.96
Exercised	(88)	31.55
Outstanding as of September 28, 2019	464	$38.28	$11,274

	Number of Options/SARs (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Exercisable as of:
September 30, 2017	865	$35.62
September 29, 2018	537	$36.92
September 28, 2019	464	$38.28	3.72	$11,274

The following table summarizes outstanding stock option and SAR information as of September 28, 2019 (Options/SARs in thousands):

Range of Exercise Prices	Number of Options/SARs Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number of Options / SARs Exercisable (in thousands)	Weighted Average Exercise Price
$25.33 - $33.06	118	$28.57	2.69	118	$28.57
$33.07 - $40.64	131	$37.67	4.32	131	$37.67
$40.65 - $44.48	130	$43.00	3.51	130	$43.00
$44.49 - $45.45	85	$45.38	4.53	85	$45.38
$25.33 - $45.45	464	$38.28	3.72	464	$38.28

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

Plexus Corp.
Notes to Consolidated Financial Statements

There were no options or SARs granted for fiscal 2019 or 2018. The weighted average fair value per share of options and SARs granted for fiscal 2017 was $15.66. The fair value of each option and SAR grant was estimated at the date of grant in fiscal 2017 using the Black-Scholes option-pricing model based on the assumption ranges below:

2017
Expected life (years)	5.70
Risk-free interest rate	1.50%
Expected volatility	34%
Dividend yield	—

The fair value of options and SARs vested for fiscal 2019, 2018 and 2017 was $0.3 million, $1.3 million and $3.5 million, respectively.
For fiscal 2019, 2018 and 2017, the total intrinsic value of options and SARs exercised was $2.4 million, $10.9 million and $10.2 million, respectively.
As of September 28, 2019, all previously granted options and SARS have vested.
A summary of the Company’s PSU and RSU activity follows:

	Number of Shares (in thousands)	Weighted Average Fair Value at Date of Grant	Aggregate Intrinsic Value (in thousands)
Units outstanding as of October 1, 2016	1,022	$41.49
Granted	397	54.21
Canceled	(22)	41.17
Vested	(329)	43.76
Units outstanding as of September 30, 2017	1,068	$45.97
Granted	331	61.88
Canceled	(42)	46.74
Vested	(324)	45.48
Units outstanding as of September 29, 2018	1,033	$51.19
Granted	375	55.76
Canceled	(38)	54.03
Vested	(408)	41.51
Units outstanding as of September 28, 2019	962	$56.97	$60,193

The Company uses the fair value at the date of grant to value RSUs. As of September 28, 2019, there was $15.4 million of unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.3 years.
The Company uses the Monte Carlo valuation model to determine the fair value of PSUs at the date of grant for PSUs that vest based on relative TSR performance. The Company uses the stock price on the date of grant for PSUs that vest based on economic return. Vesting of all PSUs granted in fiscal 2016 and prior years is based on the relative TSR of Plexus stock as compared to the TSR of companies in the Russell 3000 Index during a performance period of three years. Beginning in fiscal 2017, 50% of the PSUs vest based on relative TSR performance, with the other 50% vesting based on a three-point annual average of the Company's absolute economic return, each during a performance period of three years. The vesting and payout of awards will range between 0% and 200% of the shares granted based upon performance on the metrics during a performance period. Payout at target, 100% of the shares granted, will occur if the TSR of Plexus stock is at the 50th percentile of companies in the Russell 3000 Index during the performance period and if a 2.5% average economic return is achieved over the performance period of three years. The number of shares that may be issued pursuant to PSUs ranges from zero to 0.5 million.
The Company recognizes share-based compensation expense over the vesting period of PSUs. During the fiscal year ended September 28, 2019, the 0.1 million PSUs granted in fiscal 2016 vested at a 173.2% payout based upon the TSR performance achieved during the performance period. There were 0.1 million PSUs granted during each of fiscal years 2019, 2018 and 2017.

Plexus Corp.
Notes to Consolidated Financial Statements

As of September 28, 2019, at the target achievement level, there was $7.8 million of unrecognized compensation expense related to PSUs that is expected to be recognized over a weighted average period of 1.9 years.
401(k) Savings Plan: The Company’s 401(k) Retirement Plan covers all eligible U.S. employees. The Company matches employee contributions up to 4.0% of eligible earnings. The Company’s contributions for fiscal 2019, 2018 and 2017 totaled $9.3 million, $8.1 million and $7.5 million, respectively.
Deferred Compensation Arrangements: The Company has agreements with certain former executive officers to provide nonqualified deferred compensation. Under these agreements, the Company agrees to pay these former executives, or their designated beneficiaries upon such executives’ deaths, certain amounts annually for the first 15 years subsequent to their retirement. As of both September 28, 2019 and September 29, 2018, the related deferred compensation liability associated with these arrangements totaled $0.2 million.
The Company maintains investments in a trust account to fund required payments under these deferred compensation arrangements. As of September 28, 2019 and September 29, 2018, the total value of the assets held by the trust totaled $10.4 million and $10.0 million, respectively, and was recorded at fair value on a recurring basis. These assets were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies." During fiscal 2019, 2018 and 2017, the Company made payments to the participants in the amount of $0.1 million, $0.1 million and $0.4 million, respectively.
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
The SERP allows investment of deferred compensation into individual accounts and, within these accounts, into one or more designated investments. Investment choices do not include Plexus stock. During fiscal 2019, 2018 and 2017, the Company made contributions to the participants’ SERP accounts in the amount of $0.6 million, $1.0 million and $1.2 million, respectively.
As of September 28, 2019 and September 29, 2018, the SERP assets held in the trust totaled $12.1 million and $11.7 million, respectively, and the related liability to the participants totaled approximately $12.1 million and $11.7 million, respectively. As of September 28, 2019 and September 29, 2018, the SERP assets held in the trust were recorded at fair value on a recurring basis, and were classified as Level 2 in the fair value hierarchy discussed in Note 1, "Description of Business and Significant Accounting Policies."
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

11.    Reportable Segments, Geographic Information and Major Customers
Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in assessing performance and allocating resources. The Company uses an internal management reporting system, which provides important financial data to evaluate performance and allocate the Company’s resources on a regional basis. Net sales for the segments are attributed to the region in which the product is manufactured or the service is performed. The services provided, manufacturing processes used, class of customers serviced and order fulfillment processes used are similar and generally interchangeable across the segments. A segment’s performance is evaluated based upon its operating income (loss). A segment’s operating income (loss) includes its net sales less cost of sales and selling and administrative expenses, but excludes corporate and other expenses. Corporate and other expenses

Plexus Corp.
Notes to Consolidated Financial Statements

primarily represent corporate selling and administrative expenses, and restructuring costs and other charges, if any, such as the $1.7 million of restructuring costs in fiscal 2019 and the $13.5 million one-time employee bonus paid to full-time, non-executive employees during fiscal 2018 due to the Company's ability to access overseas cash as a result of Tax Reform (the "one-time employee bonus"). These costs are not allocated to the segments, as management excludes such costs when assessing the performance of the segments. Inter-segment transactions are generally recorded at amounts that approximate arm’s length transactions. The accounting policies for the segments are the same as for the Company taken as a whole.
Information about the Company’s three reportable segments for fiscal 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Net sales:
AMER	$1,429,308	$1,218,944	$1,166,346
APAC	1,557,205	1,498,010	1,279,261
EMEA	309,933	281,489	192,829
Elimination of inter-segment sales	(132,012)	(124,935)	(110,384)
	$3,164,434	$2,873,508	$2,528,052

Operating income (loss):
AMER	$57,780	$38,637	$41,924
APAC	208,178	213,935	200,103
EMEA	4,475	1,447	(6,197)
Corporate and other costs	(128,378)	(135,736)	(105,922)
	$142,055	$118,283	$129,908
Other income (expense):
Interest expense	$(12,853)	$(12,226)	$(13,578)
Interest income	1,949	4,696	5,042
Miscellaneous, net	(5,196)	(3,143)	451
Income before income taxes	$125,955	$107,610	$121,823

Plexus Corp.
Notes to Consolidated Financial Statements

	2019	2018	2017
Depreciation:
AMER	$22,531	$21,224	$19,694
APAC	16,905	15,954	15,588
EMEA	6,105	6,054	5,467
Corporate	5,344	4,863	4,581
	$50,885	$48,095	$45,330

Capital expenditures:
AMER	$42,459	$17,690	$18,111
APAC	33,454	33,018	13,816
EMEA	5,186	7,923	5,748
Corporate	9,501	4,149	863
	$90,600	$62,780	$38,538

	September 28, 2019	September 29, 2018
Total assets:
AMER	$751,990	$645,791
APAC	958,744	937,510
EMEA	209,541	193,797
Corporate and eliminations	80,608	155,544
	$2,000,883	$1,932,642

The following information is provided in accordance with the required segment disclosures for fiscal 2019, 2018 and 2017. Net sales were based on the Company’s location providing the product or service (in thousands):

	2019	2018	2017
Net sales:
United States	$1,197,665	$1,000,680	$984,773
Malaysia	1,138,380	1,118,032	940,045
China	418,825	379,977	339,216
Mexico	231,643	218,264	181,573
Romania	195,837	177,111	114,363
United Kingdom	99,825	91,426	70,163
Germany	14,271	12,953	8,303
Elimination of inter-country sales	(132,012)	(124,935)	(110,384)
	$3,164,434	$2,873,508	$2,528,052

Plexus Corp.
Notes to Consolidated Financial Statements

	September 28, 2019	September 29, 2018
Long-lived assets:
United States	$106,757	$108,694
Malaysia	101,636	89,938
Mexico	73,864	43,078
Romania	31,033	34,316
China	22,378	21,878
United Kingdom	7,344	6,171
Other Foreign	6,751	5,646
Corporate	34,461	31,585
	$384,224	$341,306

As the Company operates flexible manufacturing facilities and processes designed to accommodate customers with multiple product lines and configurations, it is impracticable to report net sales for individual products or services or groups of similar products and services.
Long-lived assets as of September 28, 2019 and September 29, 2018 exclude other long-term assets, deferred income tax assets and intangible assets, which totaled $78.4 million and $74.2 million, respectively.
As a percentage of consolidated net sales, net sales attributable to customers representing 10.0% or more of consolidated net sales for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
General Electric Company ("GE")	12.4%	12.3%	12.2%

During fiscal 2019, 2018 and 2017, net sales attributable to GE were reported in all three reportable segments.
As of September 28, 2019, GE represented 10.1% of total accounts receivable. As of September 29, 2018, GE represented 10.9% of total accounts receivable.

12.    Guarantees
The Company offers certain indemnifications under its customer manufacturing agreements. In the normal course of business, the Company may from time to time be obligated to indemnify its customers or its customers’ customers against damages or liabilities arising out of the Company’s negligence, misconduct, breach of contract, or infringement of third-party intellectual property rights. Certain agreements have extended broader indemnification, and while most agreements have contractual limits, some do not. However, the Company generally does not provide for such indemnities and seeks indemnification from its customers for damages or liabilities arising out of the Company’s adherence to customers’ specifications or designs or use of materials furnished, or directed to be used, by its customers. The Company does not believe its obligations under such indemnities are material.
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

Plexus Corp.
Notes to Consolidated Financial Statements

Below is a table summarizing the activity related to the Company’s limited warranty liability for fiscal 2019, 2018 and 2017 (in thousands):

Limited warranty liability, as of October 1, 2016	$6,109
Accruals for warranties issued during the period	912
Settlements (in cash or in kind) during the period	(2,265)
Limited warranty liability, as of September 30, 2017	4,756
Accruals for warranties issued during the period	5,608
Settlements (in cash or in kind) during the period	(3,718)
Limited warranty liability, as of September 29, 2018	6,646
Accruals for warranties issued during the period	3,254
Settlements (in cash or in kind) during the period	(3,624)
Limited warranty liability, as of September 28, 2019	$6,276

13.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During fiscal 2019, the Company repurchased 54,965 shares under this program for $3.3 million at an average price of $59.66 per share. As of September 28, 2019, $46.7 million of authority remained under the 2019 Program.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). The 2018 Program commenced upon completion of the 2016 Program, as defined below. During fiscal 2019 and 2018, the Company completed the 2018 Program by repurchasing 3,129,059 and 343,642 shares under this program for $178.8 million and $21.2 million, at an average price of $57.15 and $61.61 per share, respectively.
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

14.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables; at a discount. These facilities are uncommitted facilities. The MUFG RPA was amended in fiscal 2019 to increase the maximum facility amount from $260.0 million to $280.0 million. The maximum facility amount under the HSBC RPA as of September 28, 2019 is $60.0 million. The MUFG RPA is subject to expiration on December 13, 2019, but will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
The Company sold receivables under a former trade accounts receivable sale program that expired during the first fiscal quarter of 2017.
Transfers of receivables under the programs are accounted for as sales and, accordingly, receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Proceeds from the transfer reflect the face value of the receivables less a discount. The sale discount is recorded within "Miscellaneous, net" in the Consolidated Statements of Comprehensive Income in the period of the sale.

Plexus Corp.
Notes to Consolidated Financial Statements

The Company sold $919.3 million, $712.9 million and $418.0 million of trade accounts receivable under these programs, or their predecessors, during fiscal years 2019, 2018 and 2017, respectively, in exchange for cash proceeds of $913.6 million, $708.6 million and $415.8 million, respectively.

15.    Revenue from Contracts with Customers
Impact of Adopting Topic 606
The Company adopted Topic 606 at the beginning of fiscal 2019 using the modified retrospective method. The new standard resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is recognized over time, as products are produced, as opposed to at a point in time based upon shipping terms. As a result of the adoption of Topic 606, the following adjustments were made to the opening balances of the Company's Consolidated Balance Sheets (in thousands):

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
The effects of the adoption on the Company's Consolidated Financial Statements for the fiscal year ended September 28, 2019 was as follows (in thousands):

	Fiscal Year Ended
	September 28, 2019 As Reported	Adjustments due to Topic 606	September 28, 2019 As Adjusted - Without Adoption of Topic 606
Net sales	$3,164,434	$14,880	$3,149,554
Cost of sales	2,872,596	12,934	2,859,662
Gross profit	291,838	1,946	289,892
Operating income	142,055	1,946	140,109
Income before income taxes	125,955	1,946	124,009
Income tax expense	17,339	440	16,899
Net income	$108,616	$1,506	$107,110

Plexus Corp.
Notes to Consolidated Financial Statements

	September 28, 2019 As Reported	Adjustments due to Topic 606	September 28, 2019 As Adjusted - Without Adoption of Topic 606
ASSETS
Contract assets	$90,841	$90,841	$—
Inventories	700,938	(81,895)	782,833
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$106,461	$(375)	$106,836
Retained earnings	1,178,677	9,321	1,169,356

Significant Judgments
Topic 606 resulted in a change to the timing of revenue recognition for a significant portion of the Company's revenue, whereby revenue is now recognized over time as products are produced, as opposed to at a point in time based upon shipping terms. Since adopting the standard, revenue is recognized over time for arrangements with customers for which: (i) the Company's performance does not create an asset with an alternative use to the Company, and (ii) the Company has an enforceable right to payment, including reasonable profit margin, for performance completed to date. Revenue recognized over time is estimated based on costs incurred to date plus a reasonable profit margin. If either of the two conditions noted above are not met to recognize revenue over time, revenue is recognized following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying arrangement.
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Disaggregated Revenue
The table below includes the Company’s revenue for the fiscal year ended September 28, 2019 disaggregated by geographic reportable segment and market sector (in thousands):

	Fiscal Year Ended September 28, 2019
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$488,851	$602,922	$128,225	$1,219,998
Industrial/Commercial	359,381	534,971	86,868	981,220
Aerospace/Defense	317,558	186,486	84,556	588,600
Communications	256,523	113,329	4,764	374,616
External revenue	1,422,313	1,437,708	304,413	3,164,434
Inter-segment sales	6,995	119,497	5,520	132,012
Segment revenue	$1,429,308	$1,557,205	$309,933	$3,296,446

For the fiscal year ended September 28, 2019, approximately 90% of the Company's revenue was recognized as products and services were transferred over time, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets during the fiscal year ended September 28, 2019 (in thousands):

Contract Assets
Beginning balance, September 29, 2018	$—
Cumulative effect adjustment at September 29, 2018	76,417
Revenue recognized	2,859,182
Amounts collected or invoiced	(2,844,758)
Ending balance, September 28, 2019	$90,841

Plexus Corp.
Notes to Consolidated Financial Statements

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. As of September 28, 2019 and September 29, 2018 the balance of prepayments from customers that remained in other accrued liabilities was $67.9 million and $35.9 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

16.    Acquisition
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
The acquisition resulted in a $12.4 million cash outflow in fiscal 2018 and a $1.2 million cash inflow in fiscal 2019 included in "Business acquisition" in the accompanying Consolidated Statements of Cash Flows. Additionally, $8.2 million and $6.9 million of intangible assets related to customer relationships is included in non-current "Other" assets in the accompanying Consolidated Balance Sheet for fiscal 2018 and 2019, respectively. The intangible assets are amortized on a straight-line basis and result in amortization expense for fiscal 2019, 2020, 2021, 2022 and 2023 of approximately $1.2 million per year. There were no other material impacts to the Company's Consolidated Financial Statements as a result of the acquisition.

Plexus Corp.
Notes to Consolidated Financial Statements

17.    Quarterly Financial Data (Unaudited)
The following is summarized quarterly financial data for fiscal 2019 and 2018 (in thousands, except per share amounts):

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$765,544	$789,051	$799,644	$810,195	$3,164,434
Gross profit	72,383	70,636	71,030	77,789	291,838
Net income (2,3,4)	22,226	24,758	24,801	36,831	108,616
Earnings per share (1):
Basic	$0.71	$0.81	$0.83	$1.26	$3.59
Diluted (7)	$0.69	$0.79	$0.81	$1.23	$3.50

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$677,294	$698,651	$726,385	$771,178	$2,873,508
Gross profit (5)	63,523	52,952	67,821	73,304	257,600
Net (loss) income (5, 6)	(98,493)	12,290	26,501	72,742	13,040
Earnings per share (1):
Basic	$(2.93)	$0.37	$0.81	$2.27	$0.40
Diluted (7)	$(2.93)	$0.36	$0.79	$2.20	$0.38

(1) The annual total amounts may not equal the sum of the quarterly amounts due to rounding. Earnings per share is computed independently for each quarter.
(2) The first quarter of fiscal 2019 results included $7.0 million of tax expense as a result of new regulations issued in November 2018 under Tax Reform. These regulations impacted the treatment of foreign taxes paid.
(3) The fourth quarter of fiscal 2019 results included restructuring costs of $1.7 million, $1.5 million net of taxes.
(4) The fourth quarter of fiscal 2019 results included the permanent reinvestment assertion of $10.5 million of certain historical undistributed earnings of two foreign subsidiaries.
(5) The second quarter of fiscal 2018 results included the $13.5 million one-time employee bonus.
(6) The first quarter of fiscal 2018 results included $124.5 million of tax expense as a result of the enactment of Tax Reform. The fourth quarter of fiscal 2018 results included $38.6 million of non-recurring tax benefits as well as a $3.6 million benefit due to the reversal of a valuation allowance on U.S. deferred tax assets. These benefits were partially offset by $1.1 million of tax expense for other special tax items. Refer to Note 6, "Income Taxes," for further details on Tax Reform.
(7) The first quarter of fiscal 2019 included $0.23 per share of tax expense as a result of U.S. Tax Reform. The fourth quarter of fiscal 2019 included $0.05 per share of expense related to restructuring costs and $0.35 per share tax benefit resulting from the permanent reinvestment assertion of certain historical undistributed earnings of two foreign subsidiaries.
The first quarter of fiscal 2018 included $3.59 per share of tax expense as a result of the enactment of U.S. Tax Reform and $0.09 per share that resulted from 1.1 million of weighted average potentially-dilutive shares that were excluded from the diluted shares calculation due to the net loss position. The second quarter of fiscal 2018 included $0.38 per share of expense related to the one-time employee bonus. The fourth quarter of fiscal 2018 included $1.24 per share of special tax benefits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated, with the participation of the Company’s management, the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the CEO and CFO have concluded that, as of September 28, 2019, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, (a) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, and (b) in assuring that information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management of the Company, including its CEO and CFO, has assessed the effectiveness of its internal control over financial reporting as of September 28, 2019, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013). Based on its assessment and those criteria, management has reached the conclusion that the Company's internal control over financial reporting was effective.
The independent registered public accounting firm of PricewaterhouseCoopers LLP has audited the Company’s internal control over financial reporting as of September 28, 2019, as stated in its report included herein.
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
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusion that the Company's disclosure controls and procedures and internal control over financial reporting are effective.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information in response to this item is incorporated herein by reference to "Election of Directors" and "Corporate Governance" in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders ("2020 Proxy Statement").
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
Information about our Executive Officers
The following table sets forth our executive officers, their ages and the positions currently held by each person:

Name	Age	Position
Todd P. Kelsey	54	President and Chief Executive Officer
Steven J. Frisch	53	Executive Vice President and Chief Operating Officer
Patrick J. Jermain	53	Executive Vice President and Chief Financial Officer
Angelo M. Ninivaggi	52	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Ronnie Darroch	54	Executive Vice President and Regional President – EMEA
Yong Jin Lim	59	Regional President – APAC
Scott Theune	55	Regional President – AMER
Todd P. Kelsey joined Plexus in 1994 and has served as President and Chief Executive Officer since 2016; prior thereto, he served as Executive Vice President and Chief Operating Officer since 2013. Previously, Mr. Kelsey served as Executive Vice President – Global Customer Services since 2011 and as Senior Vice President prior thereto.
Steven J. Frisch joined Plexus in 1990 and has served as Executive Vice President and Chief Operating Officer since 2016. Prior thereto, he served as Executive Vice President and Chief Customer Officer since 2014. Previously, Mr. Frisch served as Executive Vice President – Global Customer Services from 2013 to 2014. Mr. Frisch was Regional President – Plexus EMEA from 2010 to 2013. Mr. Frisch also served as Senior Vice President – Global Engineering Solutions from 2007 to 2013.
Patrick J. Jermain joined Plexus in 2010 and has served as Chief Financial Officer since 2014; he was named a Vice President in 2014, Senior Vice President in 2015 and Executive Vice President in 2019. Previously, Mr. Jermain served as Treasurer and Vice President of Finance since 2013 and as Corporate Controller since 2010. Prior to joining Plexus, Mr. Jermain served in various positions at Appvion, Inc., formerly Appleton Papers, Inc.
Angelo M. Ninivaggi joined Plexus in 2002 and has served as Chief Administrative Officer since 2013. Mr. Ninivaggi has also served as Vice President, General Counsel and Secretary since 2006, was named a Senior Vice President in 2011 and Executive Vice President in 2019. Mr. Ninivaggi also served as Corporate Compliance Officer from 2007 to 2013.
Ronnie Darroch joined Plexus in 2012 and has served as Executive Vice President and Regional President – EMEA since May 2019. Previously, Mr. Darroch served as Regional President – AMER from 2016 to 2019, Senior Vice President – Global Manufacturing Solutions from 2014 to 2019, was named an Executive Vice President in 2016, Regional President – EMEA from 2013 to 2014 and Vice President of Operations – EMEA prior thereto. Prior to joining Plexus, Mr. Darroch served in various positions at Jabil Circuit, Inc., an EMS provider.
Yong Jin Lim joined Plexus in 2002 and has served as Regional President – APAC since 2007.
Scott Theune joined Plexus in 1993 and has served as Regional President – AMER since May 2019. Previously, Mr. Theune served as Senior Vice President of Global Supply Chain from 2016 to 2019, Vice President of Supply Chain from 2005 to 2016, and General Manager and Global Director of Manufacturing Process and Technology prior thereto.

ITEM 11.    EXECUTIVE COMPENSATION
Incorporated herein by reference to "Corporate Governance – Board Committees – Compensation and Leadership Development Committee," "Corporate Governance – Directors’ Compensation," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Report" in the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management."
Equity Compensation Plan Information
The following table chart gives aggregate information regarding grants under all Plexus equity compensation plans through September 28, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders	1,426,441	$38.28	$1,878,036
Equity compensation plans not approved by security holders	—	n/a	—
Total	1,426,441	38.28	1,878,036

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
Incorporated herein by reference to "Corporate Governance – Director Independence" and "Certain Transactions" in the 2020 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference to the subheading "Auditors - Fees and Services" in the 2020 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed

Financial Statements and Financial Statement Schedule. See the list of Financial Statements and Financial Statement Schedule in Item 8.

(b)	Exhibits. The list of exhibits is included below:

Exhibit No.	Exhibit
3(i)	Restated Articles of Incorporation of Plexus Corp.

3(ii)	Amended and Restated Bylaws of Plexus Corp., as amended through March 13, 2018

4.1	Restated Articles of Incorporation of Plexus Corp.

4.2	Amended and Restated Bylaws of Plexus Corp., as amended through March 13, 2018

4.3	Description of Common Stock

10.1
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

10.2 (a)
Note Purchase Agreement, dated as of June 15, 2018, between Plexus Corp. and the Purchasers named therein relating to an aggregate of $150,000,000 in principal amount of 4.05% Series A Senior Notes, due June 15, 2025, and 4.22% Series B Senior Notes, due June 15, 2028.

10.2 (b)
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

10.3 (h)
Amendment No. 8 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of March 20, 2019.

10.3 (i)
Amendment No.9 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of June 21, 2019.

10.4	Retirement and Transition Agreement, dated August 17, 2016, by and between Plexus Corp. and Dean A. Foate*

10.5	Employment Agreement, dated August 17, 2016, by and between Plexus Corp. and Todd P. Kelsey*

10.6	Form of Change of Control Agreement with executive officers*

10.7	Summary of Directors' Compensation (11/18)*

10.8 (a)	Plexus Corp. Executive Deferred Compensation Plan*

10.8 (b)	Plexus Corp Executive Deferred Compensation Plan Trust dated April 1, 2003 between Plexus Corp. and Bankers Trust Company*

10.9	Plexus Corp. Non-employee Directors Deferred Compensation Plan*

10.10 (a)	Amended and Restated Plexus Corp. 2016 Omnibus Incentive Plan*

10.10 (b)	Forms of award agreements thereunder*

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

101
The following materials from Plexus Corp.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019, formatted in Inline Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Designates management compensatory plans or agreements.

ITEM 16.    FORM 10-K SUMMARY
None.

Plexus Corp. and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 (in thousands):

Descriptions	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2019:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$885	$1,189	$—	$(537)	$1,537
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$28,369	$2,213	$—	$(1,412)	$29,170

Fiscal Year 2018:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$980	$380	$—	$(475)	$885
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$61,668	$1,107	$—	$(34,406)	$28,369

Fiscal Year 2017:
Allowance for losses on accounts receivable (deducted from the asset to which it relates)	$2,368	$566	$—	$(1,954)	$980
Valuation allowance on deferred income tax assets (deducted from the asset to which it relates)	$41,002	$20,678	$—	$(12)	$61,668

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	November 15, 2019	/s/ Todd P. Kelsey
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
SIGNATURE AND TITLE

/s/ Todd P. Kelsey	/s/ Joann M. Eisenhart
Todd P. Kelsey, President and Chief Executive Officer (Principal Executive Officer) and Director	Joann M. Eisenhart, Director

/s/ Patrick J. Jermain	/s/ Rainer Jueckstock
Patrick J. Jermain, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Rainer Jueckstock, Director

/s/ Dean A. Foate	/s/ Peter Kelly
Dean A. Foate, Chairman	Peter Kelly, Director

/s/ Ralf R. Böer	/s/ Karen M. Rapp
Ralf R. Böer, Director	Karen M. Rapp, Director

/s/ Stephen P. Cortinovis	/s/ Paul A. Rooke
Stephen P. Cortinovis, Director	Paul A. Rooke, Director

/s/ David J. Drury	/s/ Michael V. Schrock
David J. Drury, Director	Michael V. Schrock, Director
*Each of the above signatures is affixed as of November 15, 2019.