Form 10-Q
period 2020-01-04
PLEXUS CORP
filed 2020-02-07
CIK 785786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 4, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2020, there were 29,355,176 shares of common stock outstanding.

PLEXUS CORP.

January 4, 2020

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
Unaudited

	Three Months Ended
	January 4, 2020	December 29, 2018
Net sales	$852,409	$765,544
Cost of sales	773,219	693,161
Gross profit	79,190	72,383
Selling and administrative expenses	39,256	35,432
Operating income	39,934	36,951
Other income (expense):
Interest expense	(4,132)	(2,249)
Interest income	645	525
Miscellaneous, net	(2,173)	(1,112)
Income before income taxes	34,274	34,115
Income tax expense	3,268	11,889
Net income	$31,006	$22,226
Earnings per share:
Basic	$1.06	$0.71
Diluted	$1.03	$0.69
Weighted average shares outstanding:
Basic	29,147	31,403
Diluted	30,065	32,286
Comprehensive income:
Net income	$31,006	$22,226
Other comprehensive income (loss) :
Derivative instrument fair value adjustment	2,223	378
Foreign currency translation adjustments	5,204	(1,871)
Other comprehensive income (loss)	7,427	(1,493)
Total comprehensive income	$38,433	$20,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
Unaudited

	January 4, 2020	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,914	$223,761
Restricted cash	2,208	2,493
Accounts receivable, net of allowances of $1,194 and $1,537, respectively	461,705	488,284
Contract assets	107,040	90,841
Inventories, net	735,803	700,938
Prepaid expenses and other	33,719	31,974
Total current assets	1,593,389	1,538,291
Property, plant and equipment, net	387,509	384,224
Operating lease right-of-use assets	79,318	—
Deferred income taxes	14,127	13,654
Other assets	35,761	64,714
Total non-current assets	516,715	462,592
Total assets	$2,110,104	$2,000,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and finance lease obligations	$67,847	$100,702
Accounts payable	515,484	444,944
Customer deposits	137,014	139,841
Accrued salaries and wages	52,527	73,555
Other accrued liabilities	116,979	106,461
Total current liabilities	889,851	865,503
Long-term debt and finance lease obligations, net of current portion	186,827	187,278
Long-term accrued income taxes payable	59,572	59,572
Long-term operating lease liabilities	41,764	—
Deferred income taxes payable	6,463	5,305
Other liabilities	17,255	17,649
Total non-current liabilities	311,881	269,804
Total liabilities	1,201,732	1,135,307
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 200,000 shares authorized, 53,226 and 52,917 shares issued, respectively, and 29,222 and 29,004 shares outstanding, respectively	532	529
Additional paid-in capital	609,168	597,401
Common stock held in treasury, at cost, 24,004 and 23,913 shares, respectively	(899,577)	(893,247)
Retained earnings	1,208,606	1,178,677
Accumulated other comprehensive loss	(10,357)	(17,784)
Total shareholders’ equity	908,372	865,576
Total liabilities and shareholders’ equity	$2,110,104	$2,000,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
Unaudited

	Three Months Ended
	January 4, 2020	December 29, 2018
Common stock - shares outstanding
Beginning of period	29,004	31,838
Exercise of stock options and vesting of other stock awards	309	24
Treasury shares purchased	(91)	(870)
End of period	29,222	30,992

Total stockholders' equity, beginning of period	$865,576	$921,143
Common stock - par value
Beginning of period	529	526
Exercise of stock options and vesting of other stock awards	3	—
End of period	532	526
Additional paid-in capital
Beginning of period	597,401	581,488
Stock-based compensation expense	5,046	4,753
Exercise of stock options and vesting of other stock awards, including tax benefits	6,721	770
End of period	609,168	587,011
Treasury stock
Beginning of period	(893,247)	(711,138)
Treasury shares purchased	(6,330)	(50,051)
End of period	(899,577)	(761,189)
Retained earnings
Beginning of period	1,178,677	1,062,246
Net income	31,006	22,226
Cumulative effect adjustment for adoption of new accounting pronouncements (1)	(1,077)	7,815
End of period	1,208,606	1,092,287
Accumulated other comprehensive (loss) income
Beginning of period	(17,784)	(11,979)
Other comprehensive income (loss)	7,427	(1,493)
End of period	(10,357)	(13,472)
Total stockholders' equity, end of period	$908,372	$905,163
(1) See Note 1, "Basis of Presentation," for a discussion of recently adopted accounting pronouncements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Three Months Ended
	January 4, 2020	December 29, 2018
Cash flows from operating activities
Net income	$31,006	$22,226
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,965	12,574
Deferred income taxes	1,666	943
Share-based compensation expense	5,046	4,753
Other, net	57	51
Changes in operating assets and liabilities, excluding impacts of acquisition:
Accounts receivable	28,746	(34,240)
Contract assets	(15,864)	(6,339)
Inventories	(31,626)	(74,344)
Other current and noncurrent assets	(2,829)	(2,221)
Accrued income taxes payable	(2,898)	10,811
Accounts payable	64,965	7,928
Customer deposits	(3,382)	22,050
Other current and noncurrent liabilities	(14,140)	2,467
Cash flows provided by (used in) operating activities	74,712	(33,341)
Cash flows from investing activities
Payments for property, plant and equipment	(13,675)	(24,903)
Proceeds from sales of property, plant and equipment	283	49
Business acquisition	—	1,180
Cash flows used in investing activities	(13,392)	(23,674)
Cash flows from financing activities
Borrowings under debt agreements	157,020	231,500
Payments on debt and finance lease obligations	(190,470)	(229,469)
Repurchases of common stock	(6,330)	(50,051)
Proceeds from exercise of stock options	9,850	796
Payments related to tax withholding for share-based compensation	(3,126)	(26)
Cash flows used in financing activities	(33,056)	(47,250)
Effect of exchange rate changes on cash and cash equivalents	604	(548)
Net increase (decrease) in cash and cash equivalents and restricted cash	28,868	(104,813)
Cash and cash equivalents and restricted cash:
Beginning of period	226,254	297,686
End of period	$255,122	$192,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLEXUS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 4, 2020 AND DECEMBER 29, 2018
Unaudited

1.    Basis of Presentation
Basis of Presentation:
The accompanying Condensed Consolidated Financial Statements included herein have been prepared by Plexus Corp. and its subsidiaries (together “Plexus” or the “Company”) without audit and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The accompanying Condensed Consolidated Financial Statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the consolidated financial position of the Company as of January 4, 2020 and September 28, 2019, the results of operations and shareholders' equity for the three months ended January 4, 2020 and December 29, 2018, and the cash flows for the same three month periods.
The Company’s fiscal year ends on the Saturday closest to September 30. The Company uses a “4-4-5” weekly accounting system for the interim periods in each quarter. Each quarter, therefore, ends on a Saturday at the end of the 4-4-5 period. Periodically, an additional week must be added to the fiscal year to re-align with the Saturday closest to September 30. Fiscal 2020 includes 53 weeks; therefore, the first quarter of fiscal 2020 included 14 weeks while all other fiscal quarters presented herein included 13 weeks.
Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted pursuant to the SEC’s rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements:
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
In February 2016, the FASB issued ASU 2016-02 (“Topic 842”), which is intended to improve financial reporting of lease transactions by requiring lessees to recognize most leases as a right-of-use (“ROU”) asset and lease liability on their balance sheets for the rights and obligations created by leases, but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. ASU 2016-02 also requires disclosures regarding the amount, timing and judgments related to accounting for an entity’s leases and related cash flows.
On September 29, 2019, the Company adopted Topic 842 using the modified retrospective method of adoption, which allows financial information for comparative periods prior to adoption not to be updated. The Company recognized right-of-use assets and operating lease liabilities on its Consolidated Balance Sheets, but the standard did not have a material impact on its Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.
ASC 842 provides optional practical expedients to assist with transition to the new standard. Management elected the package of practical expedients offered, which allows entities to not reassess: (i) whether any contracts prior to the adoption date are or contain leases, (ii) lease classification, and (iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance.  For all new and modified leases after adoption, management elected the short-term lease recognition exemption for all of the Company’s leases that qualify, in addition to the practical expedient to not separate lease and nonlease components. Refer to Note 7, "Leases," for further information.
In August 2017, the FASB issued ASU 2017-12 related to the accounting for hedging activities. The pronouncement expands and refines hedge accounting, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted this guidance during the first quarter of fiscal 2020 with no material impact to the Company's Consolidated Financial Statements; however, the impact of the new standard on future periods will depend on the facts and circumstances of future transactions.
Recently Issued Accounting Pronouncements Not Yet Adopted:
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

2.    Inventories
Inventories as of January 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	January 4, 2020	September 28, 2019
Raw materials	$599,624	$577,545
Work-in-process	51,732	49,315
Finished goods	84,447	74,078
Total inventories, net	$735,803	$700,938

In certain circumstances, per contractual terms, customer deposits are received by the Company to offset obsolete and excess inventory risks. The total amount of customer deposits related to inventory and included within current liabilities on the accompanying Condensed Consolidated Balance Sheets as of January 4, 2020 and September 28, 2019 was $134.0 million and $136.5 million, respectively.

3.    Debt, Finance Lease Obligations and Other Financing
Debt, finance lease obligations and other financing as of January 4, 2020 and September 28, 2019 consisted of the following (in thousands):

	January 4, 2020	September 28, 2019
4.05% Senior Notes, due June 15, 2025	$100,000	$100,000
4.22% Senior Notes, due June 15, 2028	50,000	50,000
Borrowings under the credit facility	62,000	95,000
Finance lease and other financing obligations	44,114	44,492
Unamortized deferred financing fees	(1,440)	(1,512)
Total obligations	254,674	287,980
Less: current portion	(67,847)	(100,702)
Long-term debt and finance lease obligations, net of current portion	$186,827	$187,278

On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new 5-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended January 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $128.1 million. The Company borrowed $156.5 million and repaid $189.5 million of revolving borrowings under the Credit Facility during the three months ended January 4, 2020. As of January 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.125% as of January 4, 2020.
The fair value of the Company’s debt, excluding finance leases, was $219.4 million and $252.3 million as of January 4, 2020 and September 28, 2019, respectively. The carrying value of the Company's debt, excluding finance leases, was $212.0 million and $245.0 million as of January 4, 2020 and September 28, 2019, respectively. If measured at fair value in the financial statements, the Company's debt would be classified as Level 2 in the fair value hierarchy. Refer to Note 4, "Derivatives," for further information regarding the Company's fair value calculations and classifications.

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
The Company designates some foreign currency exchange contracts as cash flow hedges of forecasted foreign currency expenses. Changes in the fair value of the derivatives that qualify as cash flow hedges are recorded in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets until earnings are affected by the variability of the cash flows. In the next twelve months, the Company estimates that $1.6 million of unrealized gains, net of tax, related to cash flow hedges will be reclassified from other comprehensive income (loss) into earnings. Changes in the fair value of the non-designated derivatives related to recognized foreign currency denominated assets and liabilities are recorded in "Miscellaneous, net" in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company enters into forward currency exchange contracts for its operations in Malaysia and Mexico on a rolling basis. The Company had cash flow hedges outstanding with a notional value of $79.8 million as of January 4, 2020, and $80.0 million as of September 28, 2019. These forward currency contracts fix the exchange rates for the settlement of future foreign currency obligations that have yet to be realized. The total fair value of the forward currency exchange contracts was a $1.6 million asset as of January 4, 2020, and a $0.6 million liability as of September 28, 2019.
The Company had additional forward currency exchange contracts outstanding as of January 4, 2020, with a notional value of $17.2 million; there were $34.4 million such contracts outstanding as of September 28, 2019. The Company did not designate these derivative instruments as hedging instruments. The net settlement amount (fair value) related to these contracts is recorded on the Condensed Consolidated Balance Sheets as either a current or long-term asset or liability, depending on the term, and as an element of "Miscellaneous, net." The total fair value of these derivatives was a $0.1 million asset as of January 4, 2020, and a $0.9 million asset as of September 28, 2019.

The tables below present information regarding the fair values of derivative instruments and the effects of derivative instruments on the Company’s Condensed Consolidated Financial Statements:

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 4, 2020	September 28, 2019		January 4, 2020	September 28, 2019
Derivatives designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$1,581	$156	Other accrued liabilities	$—	$798

Fair Values of Derivative Instruments (in thousands)
	Derivative Assets			Derivative Liabilities
		January 4, 2020	September 28, 2019		January 4, 2020	September 28, 2019
Derivatives not designated as hedging instruments	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Forward currency forward contracts	Prepaid expenses and other	$81	$912	Other accrued liabilities	$72	$54

The Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss) ("OCL") (in thousands)
for the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCL on Derivatives
	January 4, 2020	December 29, 2018
Forward currency forward contracts	$2,185	$(388)

Derivative Impact on (Loss) Gain Recognized in Condensed Consolidated Statements of Comprehensive Income (in thousands)
for the Three Months Ended
Derivatives in Cash Flow Hedging Relationships	Classification of Loss Reclassified from Accumulated OCL into Income	Amount of Loss Reclassified from Accumulated OCL into Income
		January 4, 2020	December 29, 2018
Forward currency forward contracts	Cost of sales	$(27)	$(684)
Forward currency forward contracts	Selling and administrative expenses	$(11)	$(82)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives in Income	Amount of (Loss) Gain on Derivatives Recognized in Income
		January 4, 2020	December 29, 2018
Forward currency forward contracts	Miscellaneous, net	$(410)	$787

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

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
The following table lists the fair values of liabilities of the Company’s derivatives as of January 4, 2020 and September 28, 2019, by input level:

Fair Value Measurements Using Input Levels Asset/(Liability) (in thousands)
January 4, 2020	Level 1	Level 2	Level 3	Total
Derivatives
Forward currency forward contracts	$—	$1,590	$—	$1,590

September 28, 2019
Derivatives
Forward currency forward contracts	$—	$216	$—	$216

The fair value of foreign currency forward contracts is determined using a market approach, which includes obtaining directly or indirectly observable values from third parties active in the relevant markets. Inputs in the fair value of the foreign currency forward contracts include prevailing forward and spot prices for currency and interest rate forward curves.

5.    Income Taxes
Income tax expense for the three months ended January 4, 2020 was $3.3 million compared to $11.9 million for the three months ended December 29, 2018.
The effective tax rates for the three months ended January 4, 2020 and December 29, 2018 were 9.5% and 34.9%, respectively. The effective tax rate for the three months ended January 4, 2020 decreased from the effective tax rate for the three months ended December 29, 2018, primarily due to the additional impact of the U.S. Tax Cuts & Jobs Act of $7.0 million recorded during the three months ended December 29, 2018. The Company also recorded a $1.9 million benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of special tax items during the three months ended January 4, 2020.
There were no material additions to the amount of unrecognized tax benefits recorded for uncertain tax positions as of January 4, 2020. The Company recognizes accrued interest and penalties on uncertain tax positions as a component of income tax expense. The amount of interest and penalties recorded for the three months ended January 4, 2020 was not material.
One or more uncertain tax positions may be settled within the next 12 months. Settlement of these matters is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows. The Company is not currently under examination by taxing authorities in the U.S. The Company is under audit in various foreign jurisdictions but settlement is not expected to have a material impact.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized. During the three months ended January 4, 2020, the Company continued to record a full valuation allowance against its net deferred tax assets in certain jurisdictions within the EMEA segment and a partial valuation against its net deferred tax assets in certain jurisdictions within the AMER segment, as it was more likely than not that these assets would not be fully realized based primarily on historical performance. The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until it determines it is more likely than not that the deferred tax assets will be realized.

6.    Earnings Per Share
The following is a reconciliation of the amounts utilized in the computation of basic and diluted earnings per share for the three months ended January 4, 2020 and December 29, 2018 (in thousands, except per share amounts):

	Three Months Ended
	January 4, 2020	December 29, 2018
Net income	$31,006	$22,226
Basic weighted average common shares outstanding	29,147	31,403
Dilutive effect of share-based awards and options outstanding	918	883
Diluted weighted average shares outstanding	30,065	32,286
Earnings per share:
Basic	$1.06	$0.71
Diluted	$1.03	$0.69

For the three months ended January 4, 2020 there were no antidilutive awards. For the three months ended December 29, 2018 share-based awards for approximately 0.1 million shares were not included in the computation of diluted earnings per share as they were antidilutive.
See also Note 12, "Shareholders' Equity," for information regarding the Company's share repurchase plans.

7.    Leases
The Company’s lease portfolio includes both real estate and non-real estate type leases which are accounted for as either finance or operating leases. Real estate leases generally include office, warehouse and manufacturing facilities and non-real estate leases generally include office equipment and vehicles. The Company determines if a contract is or contains a lease at inception. The Company’s leases have remaining lease terms of less than 1 year to 41 years. Renewal options that are deemed reasonably certain are included as part of the lease term for purposes of calculating the right-of-use (“ROU”) assets and lease liability. Variable lease payments are generally expensed as incurred and include certain index-based changes in rent, certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. The Company elected the practical expedient to not separate lease and nonlease components, as such non-lease components are included in the calculation of the ROU asset and lease liability and included in the lease expense over the term of the lease. The Company uses a discount rate to calculate the ROU asset and lease liability. When the implicit rate is known or provided in the lease documents, the Company is required to use this rate. In cases in which the implicit rate is not known, the Company uses an estimated incremental borrowing rate.

Operating lease ROU assets and lease liabilities are recorded on the date the Company takes possession of the leased assets with expense recognized on a straight-line basis over the lease term. Leases with an estimated total term of 12 months or less are not recorded on the balance sheet and the lease expense is recognized on a straight-line basis over the lease term. Generally, the Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.

Upon adoption of ASU 2016-02, the Company recorded $45.5 million of right-of-use assets and lease liabilities, related to its existing operating lease portfolio. The Company also reclassified amounts previously held on the balance sheet to right-of-use assets and lease liabilities upon adoption due to existing arrangements subject to the new standard, including $30.2 million of prepaid leases in other non-current assets. The accounting for the Company’s finance leases remained substantially unchanged. In addition, the company recognized a $1.1 million reduction to retained earnings as a result of two existing build-to-suit arrangements for the facilities in Guadalajara, Mexico that were reassessed to be finance leases under the new standard. The adoption of this new standard did not have a material impact on the Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Comprehensive Income.

As a result of the adoption, the following adjustments were made to the opening balances of the Company's Condensed Consolidated Balance Sheets (in thousands):

	September 28, 2019	Impacts due to adoption of Topic 842	September 29, 2019
ASSETS
Prepaid expenses and other	$31,974	$(170)	$31,804
Operating right-of-use assets	—	75,790	75,790
Property, plant and equipment, net	384,224	(1,833)	382,391
Deferred income taxes	13,654	432	14,086
Other non-current assets	64,714	(30,193)	34,521
LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued liabilities	$106,461	$7,939	$114,400
Long-term debt and finance lease obligations, net of current portion	187,278	(207)	187,071
Long-term operating lease liabilities	—	37,371	37,371
Retained earnings	1,178,677	(1,077)	1,177,600

The components of lease expense for three months ended January 4, 2020 were as follows (in thousands):

Three Months Ended
January 4, 2020
Finance lease expense:
Amortization of right-of-use assets	$1,194
Interest on lease liabilities	1,291
Operating lease expense	3,181
Other lease expense	120
Total	$5,786

Based on the nature of the ROU asset, amortization of finance right-of-use assets, operating lease expense and other lease expense are recorded within either cost of goods sold or selling and administrative expenses and interest on finance lease liabilities is recorded within interest expense on the Condensed Consolidated Statements of Comprehensive Income. Other lease expense includes lease expense for leases with an estimated total term of twelve months or less and variable lease expense related to variations in lease payments as a result of a change in factors or circumstances occurring after the lease possession date.

The following tables sets forth the amount of lease assets and lease liabilities included in the Company’s Condensed Consolidated Balance Sheets was (in thousands):

	Financial Statement Line Item	January 4, 2020
ASSETS
Finance lease assets	Property, plant and equipment, net	$37,281
Operating lease assets	Right-of-use operating lease assets	79,318
Total lease assets		$116,599

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Finance lease liabilities	Current portion of long-term debt and finance lease obligations	$2,718
Operating lease liabilities	Other accrued liabilities	9,102
Non-current
Finance lease liabilities	Long-term debt and finance lease obligations, net of current portion	36,946
Operating lease liabilities	Long-term operating lease liabilities	41,764
Total lease liabilities		$90,530

Other information related to the Company’s leases was as follows:

Three Months Ended
January 4, 2020
Weighted-average remaining lease term (in years)
Finance leases	13.3
Operating leases	17.9
Weighted-average discount rate
Finance leases	17.7%
Operating leases	3.0%
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows used in finance leases	$1,124
Operating cash flows used in operating leases	3,179
Finance cash flows used in finance leases	719
ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$7,503
Finance leases	274

Future minimum lease payments required under finance and operating leases as of January 4, 2020, were as follows (in thousands):

	Operating leases	Finance leases
Remaining 2020	$7,979	$5,572
2021	8,789	6,555
2022	8,006	6,064
2023	7,575	5,305
2024	5,979	4,988
2025 and thereafter	20,500	98,729
Total minimum lease payments	58,828	127,213
Less: imputed interest	(7,962)	(87,549)
Present value of lease liabilities	$50,866	$39,664

As of January 4, 2020, the Company’s future operating leases that have not yet commenced are immaterial.
Future minimum lease payments required under long-term operating and capital leases as of September 28, 2019, were as follows (in thousands):

	Operating leases	Capital leases
2020	$10,395	$6,734
2021	6,554	3,490
2022	5,584	2,884
2023	5,153	1,652
2024	3,713	958
Thereafter	9,426	34,143
Total	$40,825	$49,861

8.    Share-Based Compensation
The Company recognized $5.0 million and $4.8 million of compensation expense associated with share-based awards for the three months ended January 4, 2020 and December 29, 2018, respectively.
The Company uses the Black-Scholes valuation model to determine the fair value of stock options and stock-settled appreciation rights ("SARs"). The Company uses its stock price on grant date as the fair value assigned to restricted stock units ("RSUs").
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

Plexus Corp.
Notes to Consolidated Financial Statements

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
Information about the Company’s three reportable segments for the three months ended January 4, 2020 and December 29, 2018, respectively, is as follows (in thousands):

	Three Months Ended
	January 4, 2020	December 29, 2018
Net sales:
AMER	$353,476	$353,867
APAC	451,142	378,112
EMEA	84,477	72,298
Elimination of inter-segment sales	(36,686)	(38,733)
	$852,409	$765,544

Operating income (loss):
AMER	$12,297	$14,450
APAC	62,378	51,811
EMEA	(314)	996
Corporate and other costs	(34,427)	(30,306)
	$39,934	$36,951
Other income (expense):
Interest expense	$(4,132)	$(2,249)
Interest income	645	525
Miscellaneous, net	(2,173)	(1,112)
Income before income taxes	$34,274	$34,115

	January 4, 2020	September 28, 2019
Total assets:
AMER	$789,067	$751,990
APAC	993,354	958,744
EMEA	232,581	209,541
Corporate and eliminations	95,102	80,608
	$2,110,104	$2,000,883

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
In the normal course of business, the Company also provides its customers a limited warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects in the Company’s workmanship and meet mutually agreed-upon specifications for periods generally ranging from 12 months to 24 months. The Company’s obligation is generally limited to correcting, at its expense, any defect by repairing or replacing such defective product. The Company’s warranty generally excludes defects resulting from faulty customer-supplied components, design defects or damage caused by any party or caused other than by the Company.
The Company provides for an estimate of costs that may be incurred under its limited warranty at the time product revenue is recognized and establishes additional reserves for specifically identified product issues. These costs primarily include labor and materials, as necessary, associated with repair or replacement and are included in the Company's accompanying Condensed Consolidated Balance Sheets in "other current accrued liabilities." The primary factors that affect the Company’s warranty liability include the value and the number of shipped units and historical and anticipated rates of warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Below is a table summarizing the activity related to the Company’s limited warranty liability for the three months ended January 4, 2020 and December 29, 2018 (in thousands):

	Three Months Ended
	January 4, 2020	December 29, 2018
Reserve balance, beginning of period	$6,276	$6,646
Accruals for warranties issued during the period	364	1,900
Settlements (in cash or in kind) during the period	(776)	(1,255)
Reserve balance, end of period	$5,864	$7,291

12.    Shareholders' Equity
On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the three months ended January 4, 2020, the Company repurchased 90,667 shares under the 2019 Program program for $6.3 million at an average price of $69.82 per share. As of January 4, 2020, $40.4 million of authority remained under the 2019 Program.

Plexus Corp.
Notes to Consolidated Financial Statements

On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During the three months ended December 29, 2018, the Company repurchased 869,949 shares under the 2018 Program program for $50.1 million, at an average price of $57.53 per share. The 2018 Program was completed during the fiscal fourth quarter of 2019, when all share repurchase authority under it was exhausted.
All shares repurchased under the aforementioned programs were recorded as treasury stock.

13.    Trade Accounts Receivable Sale Programs
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The MUFG RPA was amended on December 23, 2019 to increase the maximum facility amount from $280.0 million to $340.0 million. The maximum facility amount under the HSBC RPA as of January 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
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
The Company sold $227.8 million and $232.5 million of trade accounts receivable under these programs during the three months ended January 4, 2020 and December 29, 2018, respectively, in exchange for cash proceeds of $226.6 million and $231.2 million, respectively.

14.    Revenue from Contracts with Customers
Significant Judgments
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
Disaggregated Revenue
The table below includes the Company’s revenue for the three months ended January 4, 2020 and December 29, 2018, respectively, disaggregated by geographic reportable segment and market sector (in thousands):

	Three Months Ended January 4, 2020
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$124,196	$149,725	$38,366	$312,287
Industrial/Commercial	91,921	199,346	18,733	310,000
Aerospace/Defense	105,489	43,249	23,384	172,122
Communications	27,966	28,691	1,343	58,000
External revenue	349,572	421,011	81,826	852,409
Inter-segment sales	3,904	30,131	2,651	36,686
Segment revenue	$353,476	$451,142	$84,477	$889,095

	Three Months Ended December 29, 2018
	Reportable Segment:
	AMER	APAC	EMEA	Total
Market Sector:
Healthcare/Life Sciences	$115,765	$152,106	$32,707	$300,578
Industrial/Commercial	83,718	116,271	19,153	219,142
Aerospace/Defense	62,373	42,094	17,998	122,465
Communications	90,464	30,975	1,920	123,359
External revenue	352,320	341,446	71,778	765,544
Inter-segment sales	1,547	36,666	520	38,733
Segment revenue	$353,867	$378,112	$72,298	$804,277

For the three months ended January 4, 2020 and December 29, 2018, approximately 91% and 89%, respectively, of the Company's revenue was recognized as products and services were transferred over time, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, contract assets, and deferred revenue on the Company’s accompanying Condensed Consolidated Balance Sheets.
Contract Assets: For performance obligations satisfied at a point in time, billing occurs subsequent to revenue recognition, at which point the customer has been billed and the resulting asset is recorded within accounts receivable. For performance obligations satisfied over time as work progresses, the Company has an unconditional right to payment, which results in the recognition of contract assets. The following table summarizes the activity in the Company's contract assets for the three months ended January 4, 2020 and December 29, 2018 (in thousands):

	Three Months Ended
	January 4, 2020	December 29, 2018
Contract assets, beginning of period	$90,841	$—
Cumulative effect adjustment at September 29, 2018	—	76,417
Revenue recognized during the period	772,708	681,712
Amounts collected or invoiced during the period	(756,509)	(675,354)
Contract assets, end of period	$107,040	$82,775

Deferred Revenue: Deferred revenue is recorded when consideration is received from a customer prior to transferring goods or services to the customer under the terms of the contract, which is included in other accrued liabilities. As of January 4, 2020 and September 28, 2019 the balance of prepayments from customers that remained in Other accrued liabilities was $74.8 million and $67.9 million, respectively. The advance payment is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract, offset obsolete and excess inventory risks and to protect the company from the other party failing to adequately complete some or all of its obligations under the contract. Deferred revenue is recognized into revenue when all revenue recognition criteria are met. For performance obligations satisfied over time, recognition will occur as work progresses; otherwise deferred revenue will be recognized based upon shipping terms.

15.    Acquisition
On July 27, 2018, the Company purchased the assets of one of the business lines of Cascade Controls, Inc., a new product introduction company in Portland, Oregon, for $12.4 million in cash, subject to certain customary post-closing adjustments. In the three months ended December 29, 2018, the Company received a $1.2 million purchase price adjustment as a result of a post-closing adjustment.

16.    Subsequent Event
On January 22, 2020, the Company announced the decision to close a leased facility within the AMER segment, and transition the service offerings to another Company-owned facility in the region to provide synergies and cost advantages of a campus environment. We are assessing the impacts of the announcement on our Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"SAFE HARBOR" CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are guidance or which are not historical facts (such as statements in the future tense and statements including believe, expect, intend, plan, anticipate, goal, target and similar terms and concepts), including all discussions of periods which are not yet completed, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: the risk of customer delays, changes, cancellations or forecast inaccuracies in both ongoing and new programs; the lack of visibility of future orders, particularly in view of changing economic conditions; the economic performance of the industries, sectors and customers we serve; the effects of shortages and delays in obtaining components as a result of economic cycles, natural disasters or otherwise; the effects of tariffs, trade disputes, trade agreements and other trade protection measures; the effects of the volume of revenue from certain sectors or programs on our margins in particular periods; our ability to secure new customers, maintain our current customer base and deliver product on a timely basis; the risks of concentration of work for certain customers; the particular risks relative to new or recent customers, programs or services, which risks include customer and other delays, start-up costs, potential inability to execute, the establishment of appropriate terms of agreements, and the lack of a track record of order volume and timing; the effects of start-up costs of new programs and facilities; possible unexpected costs and operating disruption in transitioning programs, including transitions between Company facilities; the risk that new program wins and/or customer demand may not result in the expected revenue or profitability; the fact that customer orders may not lead to long-term relationships; our ability to manage successfully and execute a complex business model characterized by high product mix and demanding quality, regulatory, and other requirements; the risks associated with excess and obsolete inventory, including the risk that inventory purchased on behalf of our customers may not be consumed or otherwise paid for by the customer, resulting in an inventory write-off; risks related to information technology systems and data security; the ability to realize anticipated savings from restructuring or similar actions, as well as the adequacy of related charges as compared to actual expenses; increasing regulatory and compliance requirements; the effects of U.S. Tax Reform and of related foreign jurisdiction tax developments; current or potential future barriers to the repatriation of funds that are currently held outside of the United States as a result of actions taken by other countries or otherwise; the potential effects of jurisdictional results on our taxes, tax rates, and our ability to use deferred tax assets and net operating losses; the weakness of areas of the global economy; the effect of changes in the pricing and margins of products; raw materials and component cost fluctuations; the potential effect of fluctuations in the value of the currencies in which we transact business; the effects of changes in economic conditions, political conditions and tax matters in the United States and in the other countries in which we do business (including as a result of the United Kingdom’s pending exit from the European Union); the potential effect of other world or local events or other events outside our control (such as changes in energy prices, terrorism, global health epidemics and weather events); the impact of increased competition; an inability to successfully manage human capital; changes in financial accounting standards; and other risks detailed herein and in our other Securities and Exchange Commission filings (particularly in "Risk Factors" in our fiscal 2019 Form 10-K).

* * *
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

The following information should be read in conjunction with our Condensed Consolidated Financial Statements included herein, the "Risk Factors" section in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2019, and our "Safe Harbor" Cautionary Statement included above.

RESULTS OF OPERATIONS
Consolidated Performance Summary. The following table presents selected consolidated financial data (dollars in millions, except per share data):

	Three Months Ended
	January 4, 2020	December 29, 2018
Net sales	$852.4	$765.5
Cost of sales	773.2	693.2
Gross profit	79.2	72.4
Gross margin	9.3%	9.5%
Operating income	39.9	37.0
Operating margin	4.7%	4.8%
Net income	31.0	22.2
Diluted earnings per share	$1.03	$0.69
Return on invested capital*	14.7%	14.6%
Economic return*	5.9%	5.6%
*Non-GAAP metric; refer to "Return on Invested Capital ("ROIC") and Economic Return" below for more information and Exhibit 99.1 for a reconciliation.
Net sales. For the three months ended January 4, 2020, net sales increased $86.9 million, or 11.4%, as compared to the three months ended December 29, 2018.
Net sales are analyzed by management by geographic segment, which reflects the Company's reportable segments, and by market sector. Management measures operational performance and allocates resources on a geographic segment basis. The Company’s global business development strategy is based on our targeted market sectors.
A discussion of net sales by reportable segment is presented below (in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Net sales:
AMER	$353.5	$353.9
APAC	451.1	378.1
EMEA	84.5	72.3
Elimination of inter-segment sales	(36.7)	(38.8)
Total net sales	$852.4	$765.5
AMER. Net sales for the three months ended January 4, 2020 in the AMER segment decreased $0.4 million, or 0.1%, as compared to the three months ended December 29, 2018. The decrease in net sales was driven by a reduction in net sales of $16.9 million due to manufacturing transfers to our APAC segment and overall net decreased customer end-market demand in the Communications sector. The decrease was mostly offset by a $52.6 million increase in production ramps of new products for existing customers and an $11.7 million increase in production ramps for new customers.
APAC. Net sales for the three months ended January 4, 2020 in the APAC segment increased $73.0 million, or 19.3%, as compared to the three months ended December 29, 2018. The increase in net sales was driven by a $22.9 million increase in production ramps of new products for existing customers, a $16.9 million increase due to manufacturing transfers from our AMER segment and overall net increased customer end-market demand. The increase was partially offset by a $9.3 million decrease for end-of-life products.
EMEA. Net sales for the three months ended January 4, 2020 in the EMEA segment increased $12.2 million, or 16.9%, as compared to the three months ended December 29, 2018. The increase in net sales was the result of a $6.0 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand.

Our net sales by market sector is presented below (in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Market Sector:
Healthcare/Life Sciences	$312.3	$300.6
Industrial/Commercial	310.0	219.1
Aerospace/Defense	172.1	122.5
Communications	58.0	123.3
Total net sales	$852.4	$765.5
Healthcare/Life Sciences. Net sales for the three months ended January 4, 2020 in the Healthcare/Life Sciences sector increased $11.7 million, or 3.9%, as compared to the three months ended December 29, 2018. The increase was driven by a $15.2 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand. The increase was partially offset by a decrease of $6.4 million for end-of-life products.
Industrial/Commercial. Net sales for the three months ended January 4, 2020 in the Industrial/Commercial sector increased $90.9 million, or 41.5%, as compared to the three months ended December 29, 2018. The increase was driven by a $28.0 million increase in production ramps of new products for existing customers and overall net increased customer end-market demand.
Aerospace/Defense. Net sales for the three months ended January 4, 2020 in the Aerospace/Defense sector increased $49.6 million, or 40.5%, as compared to the three months ended December 29, 2018. The increase was driven by a $29.9 million increase in production ramps of new products for existing customers, a $5.1 million increase in production ramps for new customers and overall net increased customer end-market demand.
Communications. Net sales for the three months ended January 4, 2020 in the Communications sector decreased $65.3 million, or 53.0%, as compared to the three months ended December 29, 2018. The decrease was driven by overall net decreased customer end-market demand.
Cost of sales. Cost of sales for the three months ended January 4, 2020 increased $80.0 million, or 11.5%, as compared to the three months ended December 29, 2018. Cost of sales is comprised primarily of material and component costs, labor costs and overhead. For the three months ended January 4, 2020 and December 29, 2018, approximately 89% and 90%, respectively, of the total cost of sales was variable in nature and fluctuated with sales volumes. Of these amounts, approximately 89% and 90%, respectively, of these costs in each period were related to material and component costs. As compared to the prior year period, the increase in cost of sales for the three months ended January 4, 2020 was primarily due to the increase in net sales and fixed costs to support new program ramps.
Gross profit. Gross profit for the three months ended January 4, 2020 increased $6.8 million, or 9.4%, as compared to the three months ended December 29, 2018. Gross margin of 9.3% decreased by 20 basis points as compared to the three months ended December 29, 2018. The primary driver of the increase in gross profit was the increase in net sales, partially offset by higher fixed costs to support new program ramps and a negative shift in customer mix, which drove the decrease in gross margin.
Operating income. Operating income for the three months ended January 4, 2020 increased $2.9 million, or 7.8%, as compared to the three months ended December 29, 2018 as a result of the increase in gross profit, partially offset by a $3.8 million increase in selling and administrative expenses  ("S&A") that was primarily due to an increase in compensation expense. Operating margin of 4.7% decreased 10 basis points compared to the three months ended December 29, 2018 primarily due to the decrease in gross margin as a result of the factors discussed above.

A discussion of operating income by reportable segment is presented below (in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Operating income (loss):
AMER	$12.3	$14.5
APAC	62.4	51.8
EMEA	(0.3)	1.0
Corporate and other costs	(34.5)	(30.3)
Total operating income	$39.9	$37.0
AMER. Operating income for the three months ended January 4, 2020 decreased $2.2 million as compared to the three months ended December 29, 2018, primarily as a result of increased fixed costs to support new program ramps and an increase in S&A primarily due to an increase in compensation expense, partially offset by a positive shift in customer mix.
APAC. Operating income for the three months ended January 4, 2020 increased $10.6 million as compared to the three months ended December 29, 2018, primarily as a result of the increase in net sales, partially offset by a negative shift in customer mix and increased fixed costs to support new program ramps.
EMEA. Operating income for the three months ended January 4, 2020 decreased $1.3 million as compared to the three months ended December 29, 2018, primarily as a result of increased fixed costs to support new program ramps and a negative shift in customer mix, partially offset by an increase in net sales.
Other expense. Other expense for the three months ended January 4, 2020 increased $2.8 million as compared to the three months ended December 29, 2018, primarily due to an increase of $1.9 million in interest expense and the impact of foreign exchange volatility, which resulted in a foreign exchange loss of $0.9 million during the three months ended January 4, 2020 as compared to a $0.2 million foreign exchange gain during the three months ended December 29, 2018.
Income taxes. Income tax expense and effective income tax rates is presented below (dollars in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Income tax expense, as reported (GAAP)	$3.3	$11.9
Special tax items	0.8	(7.0)
Income tax expense, as adjusted (non-GAAP) (1)	$4.1	$4.9

	Three Months Ended
	January 4, 2020	December 29, 2018
Effective tax rate, as reported (GAAP)	9.5%	34.9%
Special tax items	2.4	(20.7)
Effective tax rate, as adjusted (non-GAAP) (1)	11.9%	14.2%
(1) We believe the non-GAAP presentation of income tax expense and the effective tax rate excluding special tax items provides additional insight into the change between comparative reporting periods by isolating the impact of these significant, special items. In addition, we believe that our income tax expense, as adjusted, and effective tax rate, as adjusted, enhance the ability of investors to analyze our operating performance and supplement, but do not replace, income tax expense and effective tax rate calculated in accordance with U.S. GAAP.
For the three months ended January 4, 2020, we recorded a tax benefit of $1.9 million benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by $1.1 million of other special tax items. For the three months ended December 29, 2018, we recorded a $7.0 million adjustment to income tax expense, inclusive of unrecognized tax benefits, as a result of proposed additional guidance issued by the U.S. Department of the Treasury, related to the U.S. Tax Cuts and Jobs Act ("Tax Reform").

Income tax expense for the three months ended January 4, 2020 and December 29, 2018 was $3.3 million and $11.9 million, respectively. The decrease in income tax expense and the effective tax rate is primarily due to the impact of Tax Reform recorded in the three months ended December 29, 2018. During the three months ended January 4, 2020, we recorded a benefit related to guidance issued by the U.S. Department of the Treasury regarding foreign tax credits partially offset by special tax items.
Our U.S. statutory tax rate for fiscal 2020 is 21%. Our effective tax rate varies from our blended U.S. statutory rate primarily due to the geographic distribution of worldwide earnings as well as a tax holiday granted to a subsidiary within our APAC segment, where we derive a significant portion of our earnings. In addition, our effective tax rate has been impacted by changes due to Tax Reform discussed above. Our effective tax rate may be impacted by disputes with taxing authorities, tax planning activities, adjustments to uncertain tax positions and changes in valuation allowances.
The estimated effective income tax rate for fiscal 2020 is expected to be between 13% and 15%.
Net income. Net income for the three months ended January 4, 2020 increased $8.8 million, or 39.6%, from the three months ended December 29, 2018 to $31.0 million. Net income increased primarily as a result of the increase in operating income and decrease in income tax expense as previously discussed.
Diluted earnings per share. Diluted earnings per share for the three months ended January 4, 2020 increased to $1.03 from $0.69 for the three months ended December 29, 2018, primarily as a result of increased net income due to the factors discussed above and a reduction in diluted shares outstanding due to repurchase activity under the Company's stock repurchase plans.
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
We define ROIC as tax-effected operating income before restructuring and other special items divided by average invested capital over a rolling two-quarter period for the first quarter. Invested capital is defined as equity plus debt and operating lease liabilities, less cash and cash equivalents. Other companies may not define or calculate ROIC in the same way. ROIC and other non-GAAP financial measures should be considered in addition to, not as a substitute for, measures of our financial performance prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
We review our internal calculation of WACC annually, and our estimated WACC is 8.8% for fiscal 2020. By exercising discipline to generate ROIC in excess of our WACC, our goal is to create value for our shareholders. ROIC was 14.7% and 14.6% for the three months ended January 4, 2020 and December 29, 2018, respectively.
For a reconciliation of ROIC and economic return to our financial statements that were prepared using GAAP, see Exhibit 99.1 to this quarterly report on Form 10-Q, which is incorporated herein by reference.
Refer to the table below, which includes the calculation of ROIC and economic return (dollars in millions) for the indicated periods:

	Three Months Ended
	January 4, 2020	December 29, 2018
Adjusted operating income (tax-effected)	$139.0	$125.6
Average invested capital	945.4	862.5
ROIC	14.7%	14.6%
WACC	8.8%	9.0%
Economic return	5.9%	5.6%

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and restricted cash were $255.1 million as of January 4, 2020, as compared to $226.3 million as of September 28, 2019.
As of January 4, 2020, 94% of our cash balance was held outside of the U.S. by our foreign subsidiaries. With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner than before Tax Reform. Currently, we believe that our cash balance, together with cash available under our Credit Facility, will be sufficient to meet our liquidity needs and potential share repurchases, if any, for the next twelve months and for the foreseeable future.
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

Remaining 2020	$5.5
2021	5.7
2022	5.7
2023	5.7
2024	10.6
2025	14.2
2026	17.7
Total	$65.1
Cash Flows. The following table provides a summary of cash flows for the periods presented, excluding the effect of exchange rates on cash and cash equivalents and restricted cash (in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Cash provided by (used in) operating activities	$74.7	$(33.3)
Cash used in investing activities	$(13.4)	$(23.7)
Cash used in financing activities	$(33.1)	$(47.3)
Operating Activities. Cash flows provided by operating activities were $74.7 million for the three months ended January 4, 2020, as compared to cash flows used in operating activities of $33.3 million for the three months ended December 29, 2018. The increase was primarily due to cash flow improvements (reductions) of:

•	$63.0 million in accounts receivable cash flows, which resulted primarily from the timing of shipments.

•	$57.0 million in accounts payables cash flows driven by increased purchasing activity to support increased net sales.

•	$42.7 million in inventory cash flows driven by inventory management efforts.

•	$(25.4) million in customer deposit cash flows driven by a significant deposit received from one customer in the prior year.

•	$(16.6) million in other current and noncurrent liabilities cash flows driven by decreases in advance payments from customers and accrued salaries and wages due to timing of the quarter-end.

The following table provides a summary of cash cycle days for the periods indicated (in days):

	Three Months Ended
	January 4, 2020	December 29, 2018
Days in accounts receivable	49	51
Days in contract assets	12	10
Days in inventory	87	105
Days in accounts payable	(61)	(68)
Days in cash deposits	(16)	(15)
Annualized cash cycle	71	83
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
As of January 4, 2020, annualized cash cycle days decreased twelve days compared to December 29, 2018 due to the following factors:

•
Days in accounts receivable for the three months ended January 4, 2020 decreased 2 days compared to the three months ended December 29, 2018. The decrease is primarily attributable to the timing of customer shipments with the additional week in the quarter.

•
Days in contract assets for the three months ended January 4, 2020 increased 2 days compared to the three months ended December 29, 2018. The increase is due to increased demand from customers with arrangements requiring revenue to be recognized over time as products are produced.

•
Days in inventory for the three months ended January 4, 2020 decreased eighteen days compared to the three months ended December 29, 2018. The decrease is primarily attributable to inventory management efforts.

•
Days in accounts payable for the three months ended January 4, 2020 decreased 7 days compared to the three months ended December 29, 2018. The decrease is primarily attributable to reduced purchasing activity in connection with our inventory management efforts.

•
Days in cash deposits for the three months ended January 4, 2020 increased 1 day compared to the three months ended December 29, 2018. The increase was primarily attributable to significant deposits received from two customers to cover higher inventory balances.

Free Cash Flow. We define free cash flow ("FCF"), a non-GAAP financial measure, as cash flow provided by (used in) operations less capital expenditures. FCF was $61.0 million for the three months ended January 4, 2020 compared to $(58.2) million for the three months ended December 29, 2018, an increase of $119.2 million.
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

A reconciliation of FCF to our financial statements that were prepared using GAAP follows (in millions):

	Three Months Ended
	January 4, 2020	December 29, 2018
Cash flows provided by (used in) operating activities	$74.7	$(33.3)
Payments for property, plant and equipment	(13.7)	(24.9)
Free cash flow	$61.0	$(58.2)
Investing Activities. Cash flows used in investing activities were $13.4 million for the three months ended January 4, 2020 compared to $23.7 million for the three months ended December 29, 2018. The decrease in cash used in investing activities was due to a $11.2 million decrease in capital expenditures, primarily due to the construction of a second manufacturing facility in Guadalajara, Mexico which was completed in the fiscal first quarter of 2020.
We estimate funded capital expenditures for fiscal 2020 to be approximately $55.0 to $70.0 million, of which $13.7 million was utilized through the first three months of fiscal 2020. The remaining fiscal 2020 capital expenditures are anticipated to be used primarily to support new program ramps as well as to replace older equipment. We believe our estimated capital expenditures will continue to be funded from cash flows provided by operations, and may be supplemented by available cash or borrowings, if required.
Financing Activities. Cash flows used in financing activities were $33.1 million for the three months ended January 4, 2020 compared to cash flows used in financing activities of $47.3 million for the three months ended December 29, 2018. The decrease was primarily attributable to a $43.7 million decrease in cash used to repurchase our common stock and a $9.1 million increase in proceeds from the exercise of stock options. This change was partially offset by an increase of $36.0 million in pay-downs on our revolving credit facility.
On August 20, 2019, the Board of Directors approved a new stock repurchase plan, pursuant to which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the 2018 Program, as defined below. During the three months ended January 4, 2020, the Company repurchased 90,667 shares under the 2019 Program for $6.3 million at an average price of $69.82. As of January 4, 2020, $40.4 million of authority remained under the 2019 Program.
On February 14, 2018, the Board of Directors approved a stock repurchase plan under which the Company was authorized to repurchase $200.0 million of its common stock (the "2018 Program"). During the three months ended December 29, 2018, the Company repurchased 869,949 shares under this program for $50.1 million, at an average price of $57.53 per share. The 2018 Program was completed during the fiscal fourth quarter of 2019, when all share repurchase authority under it was exhausted.
All shares repurchased under the aforementioned programs were recorded as treasury stock.
On June 15, 2018, the Company entered into a Note Purchase Agreement (the “2018 NPA”) pursuant to which it issued an aggregate of $150.0 million in principal amount of unsecured senior notes, consisting of $100.0 million in principal amount of 4.05% Series A Senior Notes, due on June 15, 2025, and $50.0 million in principal amount of 4.22% Series B Senior Notes, due on June 15, 2028 (collectively, the “2018 Notes”), in a private placement. The 2018 NPA includes customary operational and financial covenants with which the Company is required to comply, including, among others, maintenance of certain financial ratios such as a total leverage ratio and a minimum interest coverage ratio. The 2018 Notes may be prepaid in whole or in part at any time, subject to payment of a make-whole amount; interest on the 2018 Notes is payable semiannually. As of January 4, 2020, the Company was in compliance with the covenants under the 2018 NPA.
On May 15, 2019, the Company refinanced its then-existing senior unsecured revolving credit facility (the "Prior Credit Facility") by entering into a new 5-year senior unsecured revolving credit facility (collectively with the Prior Credit Facility, referred to as the "Credit Facility"), which expanded the maximum commitment from $300.0 million to $350.0 million and extended the maturity from July 5, 2021 to May 15, 2024. The maximum commitment under the Credit Facility may be further increased to $600.0 million, generally by mutual agreement of the Company and the lenders, subject to certain customary conditions. During the three months ended January 4, 2020, the highest daily borrowing was $164.5 million; the average daily borrowings were $128.1 million. The Company borrowed $156.5 million and repaid $189.5 million of revolving borrowings under the Credit Facility during the three months ended January 4, 2020. As of January 4, 2020, the Company was in compliance with all financial covenants relating to the Credit Agreement, which are generally consistent with those in the 2018 NPA discussed above. The Company is required to pay a commitment fee on the daily unused revolver credit commitment based on the Company's leverage ratio; the fee was 0.175% as of January 4, 2020.

The Credit Agreement and the 2018 NPA allow for the future payment of cash dividends or the repurchase of shares provided that no event of default (including any failure to comply with a financial covenant) exists at the time of, or would be caused by, the dividend payment or the share repurchases. We have not paid cash dividends in the past. However, the Board of Directors of the Company evaluates from time to time potential uses of excess cash, which in the future may include share repurchases above those already authorized, a special dividend or recurring dividends.
The Company has Master Accounts Receivable Purchase Agreements with MUFG Bank, New York Branch (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (the "MUFG RPA"), and HSBC Bank (China) Company Limited, Xiamen branch (the "HSBC RPA"), under which the Company may elect to sell receivables at a discount. These facilities are uncommitted facilities. The MUFG RPA was amended on December 23, 2019 to increase the maximum facility amount from $280.0 million to $340.0 million. The maximum facility amount under the HSBC RPA as of January 4, 2020 is $60.0 million. The MUFG RPA will be automatically extended each year unless any party gives no less than 10 days prior notice that the agreement should not be extended. The terms of the HSBC RPA are generally consistent with the terms of the MUFG RPA discussed above.
The Company sold $227.8 million and $232.5 million of trade accounts receivable under these programs during the three months ended January 4, 2020 and December 29, 2018, respectively, in exchange for cash proceeds of $226.6 million and $231.2 million, respectively.
In all cases, the sale discount was recorded within "Miscellaneous, net" in the Condensed Consolidated Statements of Comprehensive Income in the period of the sale. For further information regarding the receivable sale programs, see Note 14, "Trade Accounts Receivable Sale Programs," in Notes to Condensed Consolidated Financial Statements.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET OBLIGATIONS
Our disclosures regarding contractual obligations and commercial commitments are located in our SEC filings. Information in the following table provides a summary of our contractual obligations and commercial commitments as of January 4, 2020 (dollars in millions):

	Payments Due by Fiscal Year
Contractual Obligations	Total	Remaining 2020	2021-2022	2023-2024	2025 and thereafter
Debt Obligations (1)	$252.2	$65.1	$12.4	$12.2	$162.5
Finance Lease Obligations	127.2	5.6	12.6	10.3	98.7
Operating Lease Obligations	58.8	8.0	16.8	13.6	20.4
Purchase Obligations (2)	638.4	604.5	33.4	0.4	0.1
Repatriation Tax on Undistributed Foreign Earnings (3)	65.1	5.5	11.4	16.3	31.9
Other Liabilities on the Balance Sheet (4)	17.6	3.0	5.6	0.9	8.1
Other Liabilities not on the Balance Sheet (5)	8.1	4.0	0.2	0.5	3.4
Total Contractual Cash Obligations	$1,167.4	$695.7	$92.4	$54.2	$325.1

1)
As of January 4, 2020, debt obligations includes $150.0 million in principal amount of 2018 Notes as well as interest; see Note 3, "Debt, Finance Lease Obligations and Other Financing," in Notes to Condensed Consolidated Financial Statements for further information.

2)	As of January 4, 2020, purchase obligations consist primarily of purchases of inventory and equipment in the ordinary course of business.

3)
As of January 4, 2020, repatriation tax on undistributed foreign earnings consists of U.S. federal income taxes on the deemed repatriation of undistributed foreign earnings due to Tax Reform. Refer to "Liquidity and Capital Resources" above for further detail.

4)
As of January 4, 2020, other obligations on the balance sheet included deferred compensation obligations to certain of our former and current executive officers, as well as other key employees, other financing obligations arising from information technology maintenance agreements, and asset retirement obligations related to our buildings. We have excluded from the above table the impact of approximately $2.2 million, as of January 4, 2020, related to unrecognized income tax benefits. The Company cannot make reliable estimates of the future cash flows by period related to these obligations.

5)
As of January 4, 2020, other obligations not on the balance sheet consist of guarantees and a commitment for salary continuation and certain benefits in the event employment of one executive officer of the Company is terminated without cause. Excluded from the amounts disclosed are certain bonus and incentive compensation amounts, which would be paid on a prorated basis in the year of termination.

DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are disclosed in our 2019 annual report on Form 10-K. During the first quarter of fiscal 2020, there were no material changes.
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
Our percentages of transactions denominated in currencies other than the U.S. dollar for the indicated periods were as follows:

	Three Months Ended
	January 4, 2020	December 29, 2018
Net Sales	10.3%	9.3%
Total Costs	16.0%	15.6%
The Company has evaluated the potential foreign currency exchange rate risk on transactions denominated in currencies other than the U.S. dollar for the periods presented above. Based on the Company’s overall currency exposure, as of January 4, 2020, a 10% change in the value of the U.S. dollar relative to our other transactional currencies would not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
As of January 4, 2020, our only material interest rate risk is associated with our Credit Facility. Borrowings under the Credit Facility bear interest, at the Company's option, at a eurocurrency or base rate plus, in each case, an applicable interest rate margin based on the Company's then-current leverage ratio (as defined in the Credit Agreement). As of January 4, 2020, the borrowing rate under the Credit Agreement was LIBOR plus 1.10%. The Company is monitoring developments related to LIBOR; see also Part I, Item 1A "Risk Factors" of our annual report on Form 10-K for the fiscal year ended September 28, 2019 for more information. Borrowings under the 2018 NPA are based on a fixed interest rate, thus mitigating much of our interest rate risk. Based on the Company's overall interest rate exposure, as of January 4, 2020, a 10.0% change in interest rates would not have a material effect on the Company's financial position, results of operations, or cash flows.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2020, other than explained below, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective September 29, 2019, we adopted the new leasing standard under ASC 2016-02, Leasing, using the modified retrospective method of adoption. The adoption of this guidance required changes to our processes, policies and internal controls to meet the impact of the new standard and disclosure requirements.

PART II.     OTHER INFORMATION

ITEM 1A.	Risk Factors
In addition to the risks and uncertainties discussed herein, particularly those discussed in the “Safe Harbor” Cautionary Statement and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, see the risk factors set forth in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended September 28, 2019 that have had no material changes, except as set forth below.

The impact of the coronavirus on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business.

We are actively assessing and responding where possible to the potential impact of the coronavirus outbreak in China.  This includes evaluating the impact on our employees, customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus.  The significance of the impact on Plexus is yet uncertain; however, a material adverse effect on our employees, customers, suppliers, and logistics providers could have a material adverse effect on Plexus.  In addition, supply chain or logistics disruptions could materially impact our operations outside China since we purchase a meaningful level of components from Chinese suppliers for our sites in other countries.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the three months ended January 4, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs*
September 29, 2019 to November 2, 2019	47,306	$63.68	47,306	$43,708,530
November 3, 2019 to November 30, 2019	18,262	$75.35	18,262	$42,332,408
December 1, 2019 to January 4, 2020	25,099	$77.36	25,099	$40,390,820
Total	90,667	$69.82	90,667
* On August 20, 2019, the Board of Directors approved a new stock repurchase plan under which the Company is authorized to repurchase $50.0 million of its common stock (the "2019 Program"). The 2019 Program commenced upon completion of the stock repurchase plan approved by the Board of Directors on February 14, 2018, pursuant to which the Company was authorized to repurchase $200.0 million of its common stock. The 2019 Program has no expiration.

ITEM 6.    EXHIBITS
The list of exhibits is included below:

Exhibit No.	Exhibit
10.1
Amendment No. 10 to Amended and Restated Master Accounts Receivable Purchase Agreement between Plexus Corp. and Plexus Manufacturing Sdn. Bhd., Plexus Intl. Sales & Logistics, LLC, Plexus Services Ro SRL, Plexus Corp. (UK) Limited and each additional seller party thereto from time to time as the Sellers, Plexus Corp., as Seller Representative, and MUFG Bank Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch), as the Purchaser, dated as of December 23, 2019.

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
101
The following materials from Plexus Corp.’s Quarterly Report on Form 10-Q for the quarter ended January 4, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plexus Corp.
Registrant

Date:	2/7/2020	/s/ Todd P. Kelsey
Todd P. Kelsey
President and Chief Executive Officer

Date:	2/7/2020	/s/ Patrick J. Jermain
Patrick J. Jermain
Executive Vice President and Chief Financial Officer